Form 10-Q
period 1996-03-31
STANDARD MANAGEMENT CORP
filed 1996-05-15
CIK 853971

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


              For The Quarterly Period Ended March 31, 1996


                     Commission File Number 0-20882


                     Standard Management Corporation
         (Exact name of registrant as specified in its charter)


          Indiana                            No. 35-1773567
     (State of incorporation)                (IRS employer identification no.)


                     9100 Keystone Crossing
                   Indianapolis, Indiana 46240
            (Address of principal executive offices)

                         (317) 574-6200
                           (Telephone)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


As of April 30, 1996, the Registrant had outstanding 4,531,522 shares of common stock.

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      STANDARD MANAGEMENT CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)

                                    ASSETS


                                                                                  March 31,       December 31,
                                                                                     1996             1995
                                                                                 -----------      ------------
                                                                                 (Unaudited)        (Audited)
Investments:
     Securities available for sale:
          Fixed maturity securities, at fair value
               (amortized cost: $225,584 in 1996 and $225,643 in 1995)             $227,630        $232,092
          Equity securities, at fair value (cost: $51 in 1996 and $52 in 1995)           51              52
     Mortgage loans, at unpaid principal balances                                     3,006           2,963
     Policy loans, at unpaid principal balances                                       7,156           8,509
     Real estate, at cost less accumulated depreciation of $85 in
          1996 and $81 in 1995                                                          556             556
     Other invested assets                                                            1,304           1,367
     Short-term investments, at cost, which approximates fair value                   9,562          35,058
                                                                                   --------        --------
                Total investments                                                   249,265         280,597

Cash                                                                                  1,521           5,762
Amounts due and recoverable from reinsurers                                          57,514          33,419
Deferred policy acquisition costs                                                    13,613          10,054
Present value of future profits, less accumulated amortization of
     $2,369 in 1996 and $2,803 in 1995                                               14,518          15,246
Excess of acquisition cost over net assets acquired, less
     accumulated amortization of $233 in 1996 and $393 in 1995                        2,483           3,175
Other assets                                                                          8,657           8,640
Assets held in separate accounts                                                    124,138         122,705
                                                                                   --------        --------
                Total assets                                                       $471,709        $479,598
                                                                                   ========        ========

See accompanying notes to consolidated financial statements.

                     STANDARD MANAGEMENT CORPORATION

                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
            (Dollars in Thousands, Except Per Share Amounts)

                  LIABILITIES AND SHAREHOLDERS  EQUITY



                                                                                  March 31,     December 31,
                                                                                    1996            1995
                                                                                 -----------    ------------
                                                                                 (Unaudited)      (Audited)
Liabilities:
     Future policy benefits:
          Interest-sensitive annuities and other financial products                $210,653        $212,500
          Traditional life insurance                                                 78,741          82,762
                                                                                   --------        --------
                Total future policy benefits                                        289,394         295,262
     Policy claims and other policyholders benefits and funds                         2,295           2,572
                                                                                   --------        --------
                                                                                    291,689         297,834

Accounts payable and accrued expenses                                                 5,015           4,880
Class action litigation and settlement liability                                          0           3,000
Obligations under capital lease                                                         977           1,084
Notes payable                                                                         5,418           3,107
Deferred federal income taxes                                                           364           2,583
Excess of net assets acquired over acquisition cost, less
     accumulated amortization of $2,798 in 1996 and $2,451 in 1995                    3,816           4,163
Liabilities related to separate accounts                                            124,138         122,705
                                                                                   --------        --------
                Total liabilities                                                   431,417         439,356

Class S Cumulative Convertible Redeemable Preferred Stock,
     par value $10 per share, 11% dividend, redeemable in February 2003:
          Authorized 300,000 shares; issued and outstanding 272,808 shares, redemption value of $10 per share plus accumulated and unpaid
          dividends                                                                   2,772               0

Shareholders' equity:
     Preferred stock, no par value:
          Authorized 700,000 shares; none issued and outstanding                          0               0
     Common stock, no par value:
          Authorized 20,000,000 shares; issued 5,459,573 shares                      39,808          39,808
     Treasury stock, at cost, 925,051 shares in 1996 and
          502,025 shares in 1995 (deduction)                                         (4,710)         (2,621)
     Unrealized gain (loss) on securities available for sale                           (749)          2,582
     Foreign currency translation adjustment                                          1,137           1,159
     Retained earnings (deficit)                                                      2,034            (686)
                                                                                   --------        --------
                Total shareholders  equity                                           37,520          40,242
                                                                                   --------        --------
                Total liabilities and shareholders' equity                         $471,709        $479,598
                                                                                   ========        ========

See accompanying notes to consolidated financial statements.

                     STANDARD MANAGEMENT CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, Dollars in Thousands, Except Per Share Amounts)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      1996            1995
                                                                                   ----------      ---------
Revenues:
     Premium income                                                                $   1,499       $   1,394
     Net investment income                                                             4,660           4,679
     Net realized investment gains                                                       238              55
     Gain on disposal of subsidiaries                                                    886               0
     Universal life policy charges                                                       334             374
     Amortization of excess of net assets acquired over acquisition cost                 347             347
     Management fees and similar income from separate accounts                           385             266
     Annuity policy charges and other income                                             507             264
                                                                                   ---------       ---------
        Total revenues                                                                 8,856           7,379

Benefits and expenses:
     Benefits and claims                                                                 827           1,811
     Interest credited on interest-sensitive annuities and
        other financial products                                                       2,645           2,562
     Salaries and wages                                                                1,208           1,041
     Amortization                                                                        447             356
     Other operating expenses                                                          2,115           1,321
     Interest expense and financing costs                                                123              18
                                                                                   ---------       ---------
        Total benefits and expenses                                                    7,365           7,109
                                                                                   ---------       ---------
Income before federal income taxes, extraordinary gain on early
     redemption of preferred stock and preferred stock dividends                       1,491             270
Federal income tax expense (credit)                                                   (1,174)            (16)
                                                                                   ---------       ---------
Income before extraordinary gain on early redemption of
     preferred stock and preferred stock dividends                                     2,665             286
Extraordinary gain on early redemption of preferred stock, net of $0
     federal income tax                                                                  101               0
                                                                                   ---------       ---------
Net income                                                                             2,766             286
Preferred stock dividends                                                                 46               0
                                                                                   ---------       ---------
Earnings available to common shareholders                                          $   2,720       $     286
                                                                                   =========       =========
Earnings per share:
     Income before extraordinary gain on early redemption of preferred
          stock and preferred stock dividends                                      $     .48       $     .06
     Extraordinary gain on early redemption of preferred stock                           .02               0
                                                                                   ---------       ---------
     Net income                                                                          .50             .06
     Preferred stock dividends                                                             0               0
                                                                                   ---------       ---------
     Earnings available to common shareholders                                     $     .50       $     .06
                                                                                   =========       =========
Weighted average number of shares outstanding:
     Common shares                                                                 4,736,232       5,035,809
     Common equivalent shares                                                      1,045,620               0
                                                                                   ---------       ---------
                                                                                   5,781,852       5,035,809
                                                                                   =========       =========
See accompanying notes to consolidated financial statements.

                     STANDARD MANAGEMENT CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, Dollars in Thousands)




                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      1996            1995
                                                                                   -----------     ---------
OPERATING ACTIVITIES
Net income                                                                         $   2,720       $     286
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
     Extraordinary gain on early redemption of preferred stock                          (101)              0
     Amortization of deferred policy acquisition costs                                   135             169
     Policy acquisition costs deferred                                                  (557)           (315)
     Class action litigation and settlement liability                                      0             (33)
     Deferred income taxes                                                               (43)            421
     Depreciation and amortization                                                       113             (16)
     Change in future policy benefits                                                  2,060             987
     Net increase (decrease) in policy claims and other policyholders'
        benefits and funds                                                              (168)           (262)
     Net realized investment gains                                                      (238)            (55)
     Decrease (increase) in accrued investment income                                   (112)            614
     Other                                                                            (1,393)          2,144
                                                                                   ---------       ---------
        Net cash provided (used) by operating activities                               2,416           3,940

FINANCING ACTIVITIES
Borrowings under line of credit agreements                                             2,300               0
Repayments on short-term borrowings and capital lease obligation                         (97)           (550)
Premiums received on interest-sensitive annuities and other financial
     products credited to policyholder account balances, net of premiums ceded         3,987           3,279
Return of policyholder account balances on interest-sensitive annuities and other
     financial products, net of premiums ceded                                        (3,806)         (4,865)
Redemption of preferred stock                                                           (173)              0
Purchase of common stock for treasury                                                 (2,089)            (21)
                                                                                   ---------       ---------
        Net cash provided (used) by financing activities                                 122          (2,157)

INVESTING ACTIVITIES
Fixed maturity securities available for sale:
     Purchases                                                                       (57,522)        (46,834)
     Sales                                                                            36,779          42,602
     Maturities                                                                        1,223             802
Short-term investments, net                                                            5,154           1,493
Other investments, net                                                                (3,641)            510
Proceeds from sale of First International Life Insurance Company, less cash
     transferred to seller of $265                                                    11,228               0
                                                                                   ---------       ---------
        Net cash provided (used) by investing activities                              (6,779)         (1,427)
                                                                                   ---------       ---------
Net increase (decrease) in cash                                                       (4,241)            356
Cash at beginning of period                                                            5,762           1,604
                                                                                   ---------       ---------
Cash at end of period                                                              $   1,521       $   1,960
                                                                                   =========       =========

See accompanying notes to consolidated financial statements.

                     STANDARD MANAGEMENT CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited, Dollars in Thousands, Except Per Share Amounts)

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year. This is particularly true in the life insurance industry, where mortality results in interim periods can vary substantially from such results over a longer period. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

    The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumption could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

    The consolidated financial statements for the quarter ended
March 31, 1996 include the assets and liabilities and results of operations of Dixie National Life Insurance Company ("Dixie
National Life") which was acquired on October 2, 1995.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Standard
Management Corporation ("SMC") Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Shareholders' Equity

    In connection with the class action lawsuit settlement, 300,000 shares designated as Class S Cumulative Convertible
Redeemable Preferred Stock ("Class S Preferred Stock"), $10.00 per share par value were issued February 8, 1996. The Class S
Preferred Stock is redeemable in February 2003, has an 11% cumulative dividend payable in February 2003, and is convertible into SMC common stock at $8.00 per share until February 1998 and $10.50 per share thereafter.

    SMC may voluntarily redeem the Class S Preferred Stock prior to February 2003 at par value plus accumulated and unpaid dividends. As of March 31, 1996, SMC has repurchased and retired 27,192 shares of Class S Preferred Stock on the open market at a cost of $173. This repurchase resulted in an extraordinary gain on early redemption of preferred stock of $101.



                      STANDARD MANAGEMENT CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
        (Unaudited, Dollars in Thousands, Except Per Share Amounts)



    The components of the balance sheet caption "Unrealized gain
(loss) on securities available for sale" in shareholders' equity are summarized as follows:

                                                               March 31,       December 31,
                                                                  1996              1995
                                                              -----------      ------------

Fair value of securities available for sale                     $227,681          $232,144
Amortized cost of securities available for sale                  225,635           225,695
                                                                --------          --------
        Net unrealized gain (loss)                                (2,046)            6,449

Adjustment to deferred policy acquisition costs                      756            (2,380)
Adjustment to present value of future profits                        103              (174)
Deferred federal income tax (expense) benefit                        437            (1,311)
Minority interest                                                      1                (2)
                                                                --------          --------
Net unrealized gain (loss) on securities available for sale     $   (749)         $  2,582
                                                                ========          ========

     Foreign currency translation adjustment for the three months ended March 31, 1996 resulted in a decrease in shareholders' equity of $22 from December 31, 1995.

     SMC declared a 5% stock dividend on shares of its common stock for shareholders of record on May 17, 1996 which will be distributed to shareholders on June 21, 1996. Share and per share amounts in the consolidated financial statements as of March 31, 1996, and for the quarter then ended, have not been adjusted to reflect this stock dividend.

Note 3 - Income Taxes

     The effective consolidated federal income tax expense (credit) rate for SMC and subsidiaries (the "Company") was (79)% for the first quarter of 1996, compared to (6)% for the first quarter of 1995. The large credit in 1996 is primarily due to tax benefits of $1,420 related to the sale of First International Life Insurance
Company ("First International") (see Note 4). Also, the effective rates are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards. The benefits of the special deduction available to small life insurance companies will no longer be available when consolidated assets exceed $500,000.

Note 4 - Disposal of Subsidiaries

     On March 18, 1996, Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of SMC, signed a definitive stock purchase agreement to sell a duplicate charter in the form of its wholly-owned subsidiary, First International, to Guardian Insurance and Annuity Co., Inc. ("GIAC"), a subsidiary of The Guardian Life Insurance Company of America, New York, New York. Standard Life received sale proceeds of $11,493, including $1,500 for the charter and licenses associated with First International and $1,800 of reinsurance ceding commissions. In addition, First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to continue to administer current First International policies and retain a majority of the profits from First International's business in Standard Life.

     In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance of North America Ltd. ("Standard Reinsurance") and Salamandra Joint-Stock Insurance Company in Ukraine ("Salamandra"), and to not renew the Barbados license of Standard Reinsurance. This resulted in the write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156.

     The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was an increase in revenues of $886 and a tax benefit of $1,420, for net income of approximately $2,306 or $.40 per share in the first quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995
     Operating Income. The income from operations (before net realized investment gains and gain on disposal of subsidiaries) was $214 per share in 1996, compared to $250 per share for 1995. The change resulted from international operations producing income from operations of $231 compared to an international gain from operations of $51 per share for the first quarter of 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1995, coupled with a decrease in marketing costs in 1996 when compared to the first quarter of 1995.
The income (loss) from operations in the United States decreased to a loss of $(17) in 1996 compared to income of $199 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase common and preferred stock and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

     Premium Income. Premium income is composed of premiums, including renewal premiums, received on ordinary life insurance policies. The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $3,987 compared to $3,279 for the first quarter of 1996 and 1995, respectively. The increase in premium deposits is partially due to a decrease in the quota-share portion of business ceded pursuant to a reinsurance agreement under which 70% of a portion of Standard Life's annuity business pursuant to the terms of the agreement produced after December 31, 1994 is ceded. The Company decreased the quota-share portion of business ceded pursuant to this agreement to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $2,301 in the first quarter of 1996 compared to $5,452 in 1995.

     Gross domestic premium deposits received from interest-sensitive annuities and financial products were $6,288 for the three months ended March 31, 1996 compared to $8,731 for the three months ended March 31, 1996. The decline is partially due to increased competitive pressures. To protect its profit margins, the Company was not willing to match other insurers' high interest crediting and commission rates. Since the Company's operating income is primarily a function of its investment spreads, mortality experience, and operating expenses, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

     GAAP premium income for the first quarter of 1996 was $1,499, an increase of 8% from $1,394 for the first quarter of 1995. This increase is mainly attributable to the inclusion of Dixie National Life in the results of operations for periods after October 2, 1995. Dixie National Life's premium income of $406 in 1996 more than offsets the decline in premiums from the cession of a portion of First International's life insurance business and the regular policy lapses, surrenders and expiries in the Company's closed blocks of business.

     Net Investment Income. Net investment income decreased to $4,660 for the first quarter of 1996 from $4,679 for the comparable period of 1995. The decrease primarily resulted from a decrease in the average annualized yield of the Company's investment portfolio to 7.38% from 7.60% for the first quarter of 1996 and 1995, respectively, and the sale of the invested assets of First International. The interest rate environment was generally lower in 1996 than in the first quarter of 1995, and this is the main reason investment yields declined. The amortized cost of total invested assets increased 5% to $257,337 at March 31, 1996 from $245,609 at December 31, 1994, reflecting increases due to the continued growth in the Company's total invested assets attributable to sales of flexible premium deferred annuities ("FPDAs") and the inclusion of Dixie National Life in the results of operations effective October 2, 1995.

     Net Realized Investment Gains. Net realized investment gains increased to $238 from $55 for the first quarter of 1996 and 1995, respectively. Net realized gains from trading account securities increased to $28 from $22 for the first quarter of 1996 and 1995, respectively. Net realized gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio.

     The pretax net unrealized gain (loss) on the Company's fixed maturity portfolio was $(2,046) at March 31, 1996 compared to $6,449 at December 31, 1995, reflecting the general rise in interest rates during the quarter. The gross unrealized losses and gains on fixed maturity securities were $(5,250) and $3,204 at March 31, 1996, respectively. In the absence of continued decreases in interest rates the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The Company's future earnings could be adversely affected to the extent it is unable to realize gains on its investment portfolio.

     Gain on disposal of subsidiaries. On March 18, 1996, the Company completed the sale of a duplicate charter associated with First International to GIAC. The Company received sale proceeds of $11,493, including $1,500 for the charter and licenses associated with First International and $1,800 of reinsurance ceding commissions. In addition, First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer current First International policies.

     In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance and Salamandra, and to not renew the Barbados license of Standard Reinsurance. This resulted in the write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156.

     The combined effect of the pre-tax gain on the sale of First
International and related contracts, and the Standard Reinsurance write-offs, was $886 in the first quarter of 1996.

     Universal Life Policy Charges. Universal life policy charges decreased 12% to $334 for the first quarter of 1996 compared to $374 for the first quarter of 1995. The universal life policy charges resulted from the inclusion of Dixie National Life in operating results for periods after October 2, 1995 which offset the absence of policy charges from the Company's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1996.

     Amortization of Excess of Net Assets Acquired Over Acquisition Cost. Amortization of excess of net assets acquired over acquisition cost ("negative goodwill") is recorded to amortize into earnings the negative goodwill recorded in connection with the acquisition of Standard Management International in 1993. The negative goodwill is being amortized on a straight-line basis over five years. Amortization of negative goodwill was $347 for the first and second quarter of 1996 and 1995, respectively.

     Management Fees and Similar Income From Separate Accounts. Management fees and similar income is recorded from investment management fee income recorded by Standard Management International on its separate account assets and investment contracts.
Management fees and similar income from separate accounts increased 45% to $385 for the first quarter of 1996 from $266 for the first quarter of 1995. This increase is due primarily to an increase in the value of assets held in separate accounts from $94,301 at December 31, 1994 to $124,138 at March 31, 1996. Net deposits from sales of unit-linked products by Standard Management International were $3,553 and $8,231 for the three months ended March 31, 1996 and 1995, respectively.

     Annuity Policy Charges and Other Income. Annuity policy charges and other income primarily includes override commissions received from unaffiliated companies by Standard Marketing
Corporation ("Standard Marketing"), a wholly-owned subsidiary which is a wholesale distributor of life insurance and annuity products, and policy surrender charges on annuity products. Annuity policy charges and other income increased $243 or 92% to $507 for the first quarter of 1996 compared to $264 for the comparable 1995 period. The increase resulted primarily from administration fees and other income related to reinsurance and administration agreements with GIAC in 1996 and increased commissions received by Standard Marketing from the sale of unaffiliated products.

     Benefits and Claims. Benefits and claims include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims decreased 54% to $827 for the first quarter of 1996 from $1,811 for the first quarter of 1995. The decrease resulted primarily from a decrease in death and surrender benefits primarily due to the business ceded to GIAC. Mortality experience is volatile with no predictable trends from quarter to quarter.

     Interest Credited on Annuities and Other Financial Products. Interest credited on annuities and other financial products was $2,645 for the first quarter of 1996, an increase of $200 or 3% from $2,562 for the comparable prior year period. The increase resulted primarily from increases in interest credited from the growth in policy reserves for FPDAs. This more than offset the Company's continued ability to enhance investment spreads due to its decrease of credited interest rates on annuities and other financial products. At March 31, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.26% compared to 5.77% at March 31, 1995.

     Salaries and Wages. Salaries and wages were $1,208 for the first quarter of 1996, an increase of 8% from $1,041 for the comparable prior year period. This fluctuation was caused primarily by the acquisition of Dixie National Life.

     Amortization. Amortization expense includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits, the excess of cost over net assets acquired and subsidiary organization costs.
Amortization expense increased 26% to $447 for the first quarter of 1996 from $356 for the first quarter of 1995. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge and from the amortization of present value of future profits for the acquisition of Dixie National Life, which more than offset reduced amortization of excess of cost over net assets acquired and present value of future profits due to the sale of First International.

     Other Operating Expenses. Other operating expenses increased 60% to $2,115 for the first quarter of 1996 from $1,321 for the first quarter of 1995. The increase in other operating expenses resulted primarily from the expenses of Dixie National Life included in the results for the first quarter of 1996 and the increased expenses related to potential acquisitions.

     Interest Expense and Financing Costs. Interest expense and financing costs increased to $123 in 1996 from $18 in 1995. The increase in interest expense during 1996 resulted from the borrowings on the Revolving Line of Credit Agreement and the capital lease obligations, and amortization of the deferred debt issuance costs associated with the Revolving Line of Credit Agreement. These borrowings occurred after March 31, 1995.

     Federal Income Taxes. Federal income tax expense (credit) was $(1,174) for the first quarter of 1996, compared to $(16) for the first quarter of 1995. The change is primarily due to tax benefits related to the sale of First International. Also, the effective rates are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards. The benefits of the special deduction available to small life insurance companies will no longer be available when consolidated assets exceed $500,000.

LIQUIDITY AND CAPITAL RESOURCES

     SMC is an insurance holding company. The liquidity requirements of SMC are met primarily from management fees, equipment rental fees and payments for other charges and dividends received from SMC's subsidiaries as well as SMC working capital. These are SMC's primary source of funds to pay operating expenses and meet debt service obligations. The payment of dividends and management and other fees by Standard Life to SMC is subject to restrictions under the insurance laws of Indiana, Standard Life's jurisdiction of domicile. These internal sources of liquidity have been supplemented in the past by external sources such as lines of credit and revolving credit agreements and long-term debt and equity financing in the capital markets.

     The Company reported on a consolidated GAAP basis net cash provided (used) by operations of $2,416 and $3,940 for the first quarter of 1996 and 1995, respectively. Although deposits received on the Company's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by the Company. Cash provided (used) by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $2,597 and $2,354 for the first quarter of 1996 and 1995, respectively.

     SMC's "parent company only" operating expenses (not including class action litigation and settlement costs and interest expense) were $774 and $476 for the first quarter of 1996 and 1995, respectively. Assuming the continuation of current debt level ($5,600) and the current interest rates (weighted average rate of 8.625%) annual debt service in 1996 would be approximately $460 in interest expense on the Revolving Line of Credit Agreement with a bank (the "Credit Agreement"). In addition, SMC will also pay $539 in rental payments relating to a capital lease obligation in 1996.

     In April 1993, SMC instituted a program to repurchase its common stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. The Company has repurchased 925,051 shares of its common stock for $4,710 as of March 31, 1996. At March 31, 1996, the Company is authorized to purchase an additional 574,949 shares under this program. The Company implemented a policy to issue shares for the exercise of stock options from treasury stock. The repurchases in 1996 have been paid through additional borrowings under the Credit Agreement.

     In February 1996, SMC instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated transactions. As of April
30, 1996, SMC has repurchased and retired 53,820 shares of its Class S Preferred Stock for $335.

     On May 1, 1996, the Board of Directors declared a stock dividend of 5% on shares of its common stock for shareholders of record on May 17, 1996. The stock dividend will be distributed on June 21, 1996, with shareholders receiving shares of common stock equivalent to 5% of common shares owned as of May 17, 1996 and costs equivalent for fractional shares. The maximum number of shares to be issued pursuant to this action is 226,576.

     At April 30, 1996, SMC had "parent company only" cash and short-term investments of $250. These funds are available to the Company for general corporate purposes including repayment of debt outstanding and additional capital infusions into Standard Life.

     Pursuant to the management services agreement with SMC, Standard Life paid SMC a monthly fee of $150 during 1996 and 1995 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. The agreement was approved by the Indiana Department of Insurance with the stipulation that Dixie National Life would pay an annual fee of at least $1,500 to Standard Life during 1996. A management service agreement between Standard Life and Dixie National Life, which currently provides for a management fee of $154 per month to be paid by Dixie National Life to Standard Life, was approved by the Mississippi Department of Insurance. Both of these agreements provide that they may be modified or terminated by the department of insurance in the event of financial hardship of Standard Life or Dixie National Life.

     Pursuant to the management services agreement with SMC, Premier Life (Luxembourg) paid SMC a management fee of $25 per quarter during 1996 and 1995 for certain management and administrative services. The agreement provides that it may be modified or terminated by either SMC or Premier Life (Luxembourg).

     At April 1, 1995, SMC sold its property and equipment to a leasing/financing company for $1,396 and subsequently entered into a capital lease obligation whereby SMC pays a monthly rental amount of $45. SMC charges a monthly equipment rental fee to its subsidiaries of $50.

     The Credit Agreement provides for SMC to borrow up to $6,000 in the form of a five-year reducing revolving loan arrangement, which may be extended to seven years at the discretion of the bank. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the Credit Agreement, SMC issued warrants to the bank to purchase 30,000 shares of SMC Common Stock. Borrowings under this Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of preferred and common stock of the Company. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowings under the Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Given the Company's current level of borrowings, no principal repayments will be required until November 1997. With the bank's consent, principal payments may be deferred until November 1998 or 1999. Indebtedness incurred under the Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for the Company and certain investment and indebtedness limitations. As of March 31, 1996, the Company was in compliance with all restrictions and covenants in the Credit Agreement. At April 30, 1996, SMC had borrowed $5,600 under this Credit Agreement at interest rates ranging from 8.3125% to 8.8125%.

     Dividends from Standard Life to SMC are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Indiana Commissioner of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. For the year ended December 31, 1995, Standard Life reported statutory net gain from operations of $124 and statutory surplus of $10,186. During 1996, Standard Life can pay dividends of $1,019 without regulatory approval; Standard Life must notify the Indiana regulatory authorities of their intent to pay dividends at least thirty days prior to payment. Regulatory approval will be required for additional dividend payments in excess of this amount by Standard Life during 1996.

     SMC anticipates the available cash from its existing working capital, plus anticipated 1996 dividends, management fees and rental income, will be more than adequate to meet its anticipated
1996 "parent company only" cash requirements for 1996.

     SMC has a note receivable of $2,858 from an affiliate and a note payable of $2,858 to a different affiliate. This note receivable and note payable are eliminated in the consolidated financial statements.

     Standard Life. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent and management fee payments to SMC and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, net realized investment gains and sales of FPDAs. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best ratings and events in the industry which affect policyholders' confidence.

     The policies and annuities issued by Standard Life contain provisions which allow policyholders to withdraw or surrender their policies under defined circumstances. These policies and annuities generally contain provisions which apply penalties or otherwise restrict the ability of policyholders to make such withdrawals or surrenders. Standard Life closely monitors the surrender and policy loan activity of its insurance products and manages the composition of its investment portfolios, including liquidity, in light of such activity.

     Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential impact on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market interest rates. The Company seeks assets which have duration characteristics similar to the liabilities which they support.

     Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the Indiana Department of Insurance, or the state in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. The Company's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, Standard Life will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales or infusions by the Company with funds generated through debt or equity offerings. With respect to new business, statutory accounting practices require that: (i) acquisition costs and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a statutory loss ("surplus strain") from many insurance products in the year they are issued. The Company designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, the Company controls the amount of new premiums written in order to manage the effect of such statutory surplus strain.

     In March 1996, Standard Life sold its subsidiary, First
International, and realized an increase in statutory capital and surplus of approximately $4,156 from the statutory gain on the sale and related reinsurance transactions.

     Commencing January 1, 1995, the Company began to reinsure a
portion of its annuity business.   The primary purposes of the
reinsurance agreement are to limit the net loss arising from large risks, maintain the Company's exposure to loss within capital resources, and provide additional capacity for future growth. The Company's largest annuity reinsurer at March 31, 1996, Winterthur Life Re Insurance Company ("Winterthur"), is rated "A" (Excellent) by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70% of certain of Standard Life's annuity business produced was ceded. The Company decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies in certain circumstances.

     State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company's insurance subsidiaries has a Ratio that is at least 300% of the minimum RBC requirements; accordingly, the subsidiaries meet the RBC requirements.

     Management believes that operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1996. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $6,856 and $4,263 for the three months ended March 31, 1996 and year ended December 31, 1995, respectively.

     Standard Management International. The balance sheet of the Company at March 31, 1996, includes a $3,816 credit representing the excess of net assets acquired over acquisition cost which will be amortized into future earnings on the purchase of Standard Management International. This amortization is a non-cash credit to the Company statement of operations.

     Standard Management International may pay dividends from
accumulated earnings without regulatory approval.    Premier Life
(Bermuda) did not pay dividends in 1995 and 1994. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1995 and 1994 due to accumulated losses.

     Standard Management International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Policyholders are not permitted to invest directly into options, futures and derivatives. Therefore, their investment and currency risk is limited to premiums they have paid. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg)'s shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge it's translation risk, but this is currently being reviewed to protect SMC against currency fluctuations. At March 31, 1996, there is an unrealized gain from foreign currency translation adjustment of $1,137.

     Uncertainties Regarding Intangible Assets. Included in the Company's financial statements as of March 31, 1996 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by the Company's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the March 31, 1996 consolidated balance sheet aggregated $30,790, or 7% of its assets. The Company has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in the Company's consolidated financial statements. The Company has determined that the assumptions utilized in the initial valuation of these assets are consistent with the current operations of the Company as of March 31, 1996.

     In February 1996, the Company decided to terminate the operations of Standard Reinsurance, which resulted in the write-off of SMC's investment in Standard Reinsurance and certain intangible assets in the first quarter of 1996 amounting to $156.







ITEM  6.              EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits

   11.1 Statement regarding computation of per share earnings.

   27   Financial Data Schedule

   (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 1996.











                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1996

                                    STANDARD MANAGEMENT CORPORATION
                                    (Registrant)




                                 By:  /s/ RONALD D. HUNTER
                                    Ronald D. Hunter
                                    Chairman of the Board,
                                    President and
                                    Chief Executive Officer



                                 By:  /s/ JOHN J. QUINN
                                    John J. Quinn
                                    Executive Vice President,
                                    Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                    EXHIBIT INDEX
                                                                Sequential
Exhibit                                                         Page
Number          Description of Document                         Number
- - -----------     --------------------------------------------    ----------
11.1            Statement regarding computation of per
                share earnings.

27              Financial Data Schedule