Form 10-Q
period 1996-09-30
STANDARD MANAGEMENT CORP
filed 1996-11-14
CIK 853971

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


[*]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to

                  Commission File Number: 0-20882

     STANDARD MANAGEMENT CORPORATION
          (Exact name of Registrant as specified in its charter)


          Indiana                            No. 35-1773567
 (State of incorporation)          (I.R.S. employer identification no.)

                      9100 Keystone Crossing
                    Indianapolis, Indiana 46240
             (Address of principal executive offices)

                          (317) 574-6200
                        (Telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [*] No [ ]


As of October 31, 1996, the Registrant had 4,774,270 shares of Common Stock outstanding.

                       STANDARD MANAGEMENT CORPORATION
                                    INDEX



PART I.  FINANCIAL INFORMATION:                                    PAGE

Item 1.  Financial Statements

     Consolidated Balance Sheets -
     September 30, 1996 (Unaudited) and December 31, 1995 (Audited)   3

     Consolidated Statements of Operations -
     For the Three Months and Nine Months Ended September 30, 1996 and 1995
(Unaudited)                                                           5

     Consolidated Statements of Shareholders' Equity -
     For the Nine Months Ended September 30, 1996 and 1995 (Unaudited) 6

     Consolidated Statements of Cash Flows -
     For the Nine Months Ended September 30, 1996 and 1995 (Unaudited) 7

     Notes to Consolidated Financial Statements (Unaudited)           9

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                13

PART II.  OTHER INFORMATION:

Item 5.  Other Information                                           30

Item 6.  Exhibits and Reports on Form 8-K                            31

Signatures                                                           32

Exhibit 11 - Statement Re: Computation of Per Share Earnings -       33
     For the Three Months and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       STANDARD MANAGEMENT CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                       September 30,           December 31,
                                                                         1996                    1995
                                                                        (Unaudited)              (Audited)
Investments:
  Securities available for sale:
    Fixed maturity securities, at fair value
       (amortized cost: $246,640 in 1996 and $225,643 in 1995)   $241,713                              $232,092
    Equity securities, at fair value (cost: $55 in 1996 and $52  77                       52
    in 1995)
  Mortgage loans on real estate, at unpaid principal balances    3,016                    2,963
  Policy loans, at unpaid principal balances                     7,498                    8,509
  Real estate, at depreciated cost                               547                      556
  Other invested assets                                          957                      1,367
  Short-term investments, at cost, which approximates fair value 12,070                   35,058
       Total investments                                         265,878                  280,597
Cash                                                             4,411                    5,762
Amounts due and recoverable from reinsurers                      65,047                   33,419
Deferred policy acquisition costs                                17,977                   10,054
Present value of future profits, less accumulated amortization
of                                                               15,402                   15,246
  $3,063 in 1996 and $2,803 in 1995
Excess of acquisition cost over net assets acquired, less
  accumulated amortization of $286 in 1996 and $393 in 1995      2,279                    3,175
Deferred federal income taxes                                    66                                           -
Other assets                                                     8,681                    8,640
Assets held in separate accounts                                 126,987                  122,705
       Total assets                                              $506,728                              $479,598


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      STANDARD MANAGEMENT CORPORATION

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY


                                                        September 30,                December 31,
                                                           1996                         1995
                                                        (UNAUDITED)                   (Audited)
Liabilities:
  Future policy benefits:
     Interest-sensitive annuities and other financial   $244,240                    $212,500
     products
     Traditional life insurance                         79,623                      82,762
        Total future policy benefits                    323,863                     295,262
  Policy claims and other policyholders' benefits and   2,582                       2,572
  funds
                                                        326,445                     297,834
  Accounts payable and accrued expenses                 4,826                       4,880
  Class action litigation and settlement liability      -                           3,000
  Obligations under capital lease                       753                         1,084
  Notes payable                                         5,671                       3,107
  Deferred federal income taxes                         -                           2,583
  Excess of net assets acquired over acquisition cost,
  less
     accumulated amortization of $3,492 in 1996 and     3,122                       4,163
     $2,451 in 1995
  Liabilities related to separate accounts              126,987                     122,705
        Total liabilities                               467,804                     439,356
Class S Cumulative Convertible Redeemable Preferred
Stock,
  par value $10 per share, 11% dividend, redeemable in
  February 2003:
     Authorized 300,000 shares; issued and outstanding
     160,789 shares, redemption value of $10 per share  1,722                       -
     plus accumulated and unpaid dividends
Shareholders' equity:
  Preferred stock, no par value:
     Authorized 700,000 shares; none issued and         -                           -
     outstanding
  Common stock, no par value:
     Authorized 20,000,000 shares; issued 5,752,499
shares                                                  40,997                      39,808
        in 1996 and 5,459,573 shares in 1995
  Treasury stock, at cost, 978,229 shares in 1996 and
     502,025 shares in 1995 (deduction)                 (4,741)                     (2,621)
  Unrealized gain (loss) on securities available for    (1,892)                     2,582
sale
  Foreign currency translation adjustment               717                         1,159
  Retained earnings (deficit)                           2,121                       (686)
        Total shareholders' equity                      37,202                      40,242
        Total liabilities, redeemable securities
          and shareholders' equity                      $506,728                    $479,598

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                      STANDARD MANAGEMENT CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS
        (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                             1996            1995            1996            1995
Revenues:
  Premium income                                        $1,289          $1,203          $     8,418     $     3,543
  Net investment income                                 4,979           4,497           14,371          13,677
  Net realized investment gains                         222             172             677             505
  Gain on disposal of subsidiaries                      -               -               886             -
  Policy charges                                        617             541             1,832           1,645
  Amortization of excess of net assets acquired over    347             347             1,041           1,041
acquisition cost
  Management fees and similar income from separate      257             236             1,093           724
accounts
  Administration fee income                             145                          -  682                          -
  Other income                                          113             108             865             257
     Total revenues                                     7,969           7,104           29,865          21,392
Benefits and expenses:
  Class action litigation and settlement costs (credit) -               -               -  (314)
  Benefits and claims                                   1,434           1,362           8,657           4,123
  Interest credited on interest-sensitive annuities and
other                                                   2,641           2,198           7,645           7,325
     financial products
  Salaries and wages                                    1,215           1,117           3,678           3,322
  Amortization                                          564             430             1,723           1,351
  Other operating expenses                              1,263           1,533           5,173           4,473
  Interest expense and financing costs                  153             24            430               77
     Total benefits and expenses                        7,270           6,664         27,306          20,357
Income before federal income taxes, extraordinary gain
on early                                                699             440             2,559           1,035
  redemption of preferred stock and preferred stock
dividends
Federal income tax expense (credit)                     228             (762)           56              (5)
Income before extraordinary gain on early redemption
  of preferred stock and preferred stock dividends      471             445             3,321           979
Extraordinary gain on early redemption of preferred
stock,                                                  233             -               500             -
  net of $- federal income tax
NET INCOME                                              704             445             3,821           979
Preferred stock dividends                               51              -               163             -
Earnings available to common shareholders               $653            $445            $3,658          $979
Earnings per share:
  Income before extraordinary gain on early redemption
of                                                      $.10            $.08            $.65            $.18
     preferred stock and preferred stock dividends
  Extraordinary gain on early redemption of preferred stock .04         -               .09             -
   NET INCOME                                           .14             .08             .74             .18
   Preferred stock dividends                            .01             -               .02             -
  Earnings available to common shareholders             $.13            $.08            $.72            $.18
Weighted average number of shares outstanding:
   Common shares                                        4,774,840       5,209,439       4,835,657       5,257,535
  Common equivalent shares                              165,242         166,956         463,842         90,671
                                                        4,940,082       5,376,395       5,299,499       5,348,206

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            Nine Months Ended September 30,
                                                              Amounts                         Shares
                                                      1996              1995             1996        1995
Common stock:
   Balance, beginning of period                    $39,808           $39,695           5,459,573   5,457,906
      Issuance of common stock                     100               -                 20,000      -
      Issuance of common stock in connection with
         exercise of stock options                 -                 6                 -           1,667
      Issuance of common stock warrants            239               -                 -           -
      5% common stock dividend, plus cash in lieu
      of                                           850               -                 272,926     -
      fractional shares
   Balance, end of period                          40,997            39,701            5,752,499   5,459,573

Treasury stock (at cost):
   Balance, beginning of period                    (2,621)           (2,221)           (502,025)   (418,425)
      Treasury stock acquired                      (2,126)           (395)             (431,026)   (82,600)
      5% common stock dividend                     -                 -                 (46,402)    -
      Reissuance of treasury stock in connection
with                                               6                 -                 1,224       -
         exercises of stock options
   Balance, end of period                          (4,741)           (2,616)           (978,229)   (501,025)

Unrealized gain (loss) on securities:
   Balance, beginning of period                    2,582             (13,411)
      Change in unrealized gain (loss) on
         securities available for sale, net        (4,474)           13,692
   Balance, end of period                          (1,892)           281

Foreign currency translation adjustments:
   Balance, beginning of period                    1,159             546
      Translation adjustments for the period       (442)             804
   Balance, end of period                          717               1,350

Retained earnings (deficit):
   Balance, beginning of period                    (686)             (1,999)
      Net income                                   3,821             979
       5% common stock dividend, plus cash in lieu
of       fractional shares                         (850)             -
      Loss on reissuance of treasury stock         (1)               -
      Other                                        -                 (4)
      Preferred stock dividend                     (163)             -
   Balance, end of period                          2,121             (1,024)

Total shareholders' equity and common shares       $37,202           $37,692           4,774,270   4,956,881
outstanding


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars in Thousands)

                                                                     Nine Months Ended
                                                                        SEPTEMBER 30,
                                                                    1996                  1995
OPERATING ACTIVITIES
Net income                                             $3,821                $979
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Extraordinary gain on early redemption of         (500)                 -
preferred stock
     Amortization of deferred policy acquisition costs 837                   814
     Policy acquisition costs deferred                 (4,519)               (1,102)
     Class action litigation and settlement liability  -                     (637)
     Deferred income taxes                             (343)                 419
     Depreciation and amortization                     308                   (79)
     Change in future policy benefits                  5,995                 2,679
     Net increase (decrease) in policy claims and
          other policyholders' benefits and funds      (228)                 (215)
     Net realized investment gains                     (677)                 (505)
     Decrease (increase) in accrued investment income  (244)                 641
     Other                                             (1,693)               3,350
          NET CASH PROVIDED BY OPERATING ACTIVITIES    2,757                 6,344
FINANCING ACTIVITIES
Issuance of Common Stock                               -                     6
Borrowings under line of credit agreements             2,600                 200
Repayments on short-term borrowings
     and capital lease obligation                      (364)                 (988)
Premiums received on interest-sensitive annuities
     and other financial products credited to
     policyholder account balances, net of premiums    32,153                10,680
ceded
Return of policyholder account balances on
     interest-sensitive annuities and other
     financial products, net of premiums ceded         (12,993)              (13,400)
Redemption of preferred stock                          (941)                 -
Proceeds from common and treasury stock sales          106                   -
Purchase of common stock for treasury                  (2,126)               (395)
          NET CASH PROVIDED (USED) BY FINANCING        18,435                (3,897)
ACTIVITIES
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
     Purchases                                         (136,972)             (143,025)
     Sales                                             94,247                139,856
     Maturities                                        6,381                 2,028
Short-term investments, net                            2,647                 (1,931)
Other investments, net                                 (68)                  (186)
Proceeds from sale of property and equipment under
     capital lease                                     -                     1,396
Proceeds from sale of First International Life
Insurance                                              11,228                -
     Company, less cash transferred to seller of $265
          NET CASH USED BY INVESTING                   (22,537)              (1,862)
ACTIVITIES
Net increase (decrease) in cash                        (1,351)               585
Cash at beginning of period                            5,762                 1,604
Cash at end of period                                  $      4,411          $2,189

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      STANDARD MANAGEMENT CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     (Unaudited, Dollars in Thousands)


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:

     Effective May 31, 1996, the Company terminated and recaptured a reinsurance agreement with the acquisition of assets with a fair value of $5,201 and assumed liabilities with a fair value of $4,953. Cash received at closing on July 31, 1996 in connection with this transaction was $514. In the nine months ended September 30, 1996, non-cash dividends on preferred stock of $163 were accrued and the Company issued common stock warrants with an aggregate value of $239 for which no cash was received.

                  STANDARD MANAGEMENT CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Such principles were applied on a basis consistent with those reflected in the Standard Management Corporation ("SMC") Annual Report on Form 10-K for the year ended December 31, 1995. However, certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

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

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

     The consolidated financial statements for the three month and nine month periods ended September 30, 1996 include the assets and liabilities and results of operations of Dixie National Life Insurance Company ("Dixie National Life") which was acquired on October 2, 1995.

     For   further   information,  refer  to  the  consolidated   financial
statements and footnotes thereto included in the SMC Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - STOCK DIVIDEND

     SMC declared a 5 percent stock dividend on shares of its common stock for shareholders of record on May 17, 1996 which was distributed to shareholders on June 21, 1996. All applicable share and per share amounts have been retroactively adjusted to reflect this stock dividend.






                  STANDARD MANAGEMENT CORPORATION

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



NOTE 3 - NOTES PAYABLE

     SMC has outstanding borrowings at September 30, 1996 pursuant to a Revolving Line of Credit Agreement with a bank (the "Credit Agreement") which provides for it to borrow up to $6,000 in the form of a five-year reducing revolving loan arrangement, which may be extended to seven years at the discretion of the bank. At September 30, 1996, the total principal balance borrowed under the Credit Agreement was $5,600. SMC had borrowed an additional $2,600 since December 31, 1995 to repurchase its Common Stock and Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock") and for general corporate purposes. Borrowings under this Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred Stock and Common Stock of SMC. Interest on the borrowings under the Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1 percent per annum, or (ii) a rate at LIBOR plus 3.25 percent. The actual weighted average interest rate was 8.89 percent at September 30, 1996. The debt is also subject to certain restrictions and covenants considered ordinary for this type of borrowing. They include, among others, minimum consolidated equity, positive net income, and minimum consolidated statutory surplus for SMC's insurance subsidiaries. Additional covenants include limitations on acquisitions, additional indebtedness, investments, and mergers, consolidations and sales of assets. As of September 30, 1996, SMC was in compliance with all restrictions and covenants in the Credit Agreement (SEE NOTE 8).

NOTE 4 - CLASS S PREFERRED STOCK

     In connection with the class action lawsuit settlement in March 1995, 300,000 shares designated as Class S Preferred Stock, $10.00 per share par value, were issued February 8, 1996. The Class S Preferred Stock is redeemable in February 2003, has an 11 percent annual cumulative dividend payable in February 2003, and is convertible into SMC common stock at $7.62 per share until February 1998 and $10.00 per share thereafter.

     SMC may voluntarily redeem the Class S Preferred Stock prior to February 2003 at par value plus accumulated and unpaid dividends. As of September 30, 1996, SMC has repurchased and retired 139,211 shares of Class S Preferred Stock at a cost of $941 primarily paid through borrowings under the Credit Agreement. This repurchase resulted in an extraordinary gain on early redemption of preferred stock of $233 and $500 for the three and nine month periods ended September 30, 1996, respectively.

                  STANDARD MANAGEMENT CORPORATION

NOTE 5 - NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

     The components of the balance sheet caption "Unrealized gain (loss) on securities available for sale" in shareholders' equity are summarized as follows:

                                                      SEPTEMBER 30,         December 31,
                                                         1996                 1995
Fair value of securities available for sale           $241,790              $232,144
Amortized cost of securities available for sale       246,695               225,695
               Gross unrealized gain (loss) on        (4,905)               6,449
securities available for sale
Adjustments for:
               Deferred policy acquisition costs      1,860                 (2,380)
               Present value of future profits        155                   (174)
               Deferred federal income tax            996                   (1,311)
recoverable (liability)
               Minority interest                      2                     (2)
                                             Net      $(1,892)              $2,582
unrealized gain (loss) on securities available for
sale

NOTE 6 - INCOME TAXES

     The effective consolidated federal income tax expense (credit) rate for SMC and subsidiaries (the "Company") was 33 percent and (30) percent for the three and nine months ended September 30, 1996, compared to (1) percent and 5 percent for the three and nine months ended September 30, 1995. The large credit for the nine months ended September 30, 1996 is primarily due to tax benefits of $1,420 related to the sale of First International Life Insurance Company ("First International") (SEE NOTE 7). Also, the effective rates in 1995 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards in 1995. The benefits of the special deduction available to small life insurance companies is no longer available because consolidated assets now exceed $500,000.

NOTE 7 - DISPOSAL OF SUBSIDIARIES

     On March 18, 1996, Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of SMC, signed a definitive stock purchase agreement to sell a duplicate charter in the form of its wholly-owned subsidiary, First International, to Guardian Insurance and Annuity Co., Inc. ("GIAC"), a subsidiary of The Guardian Life Insurance Company of America, New York, New York. Standard Life received sale proceeds of $11,493, including $1,500 for the charter and


                  STANDARD MANAGEMENT CORPORATION

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)



licenses associated with First International and $1,800 of reinsurance ceding commissions. In addition, First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to continue to administer First International policies in force at the date of sale and retain a majority of the profits from First International's business in force at the date of sale in Standard Life.

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

     The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was an increase in revenues of $886 and a tax benefit of $1,420, for net income of approximately $2,306 or $.44 per share in the nine months ended September 30, 1996.

NOTE 8 - PENDING ACQUISITION

     On July 18, 1996, Standard Life signed a definitive stock purchase agreement to acquire Shelby Life Insurance Company ("Shelby") from Delta Life and Annuity Company ("DLAC"), a life insurance company located in Memphis, Tennessee. Under terms of the agreement, SMC will purchase Shelby for approximately $14,250, plus acquisition costs, including $13,000 in cash and 250,000 shares of restricted SMC Common Stock. In addition, an extraordinary dividend of $3,000 will be paid to the seller at closing. Financing for the transaction will be provided by senior debt of $10,000 and the balance in subordinated convertible debt.

     For GAAP purposes, Shelby had $109,892 in total assets and shareholder's equity of $16,407 at September 30, 1996, and revenues of $8,718 and net income of $1,301 for the nine months ended September 30, 1996.

     The Shelby acquisition closed on November 8, 1996, effective as of November 1, 1996.

ITEM 2.      MANAGEMENT'S   DISCUSSION   AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS
             (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

GENERAL

     The following is an analysis of the material factors affecting the results of operations and financial condition of the Company. This analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this document, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     OPERATING INCOME. The income (loss) from operations (before net realized investment gains) was $342 for the third quarter of 1996, or $.07 per share, compared to of $323 for the third quarter of 1995, or $.06 per share. The change resulted from international operations producing income from operations of $105 compared to a loss from international operations of $(73) for the third quarter of 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1996 and 1995, coupled with a decrease in marketing costs in 1996 when compared to the third quarter of 1995. The income from operations in the United States decreased to $237 in 1996 compared to $396 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase Common Stock and Class S Preferred Stock and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

     PREMIUM INCOME. Premium income is composed of premiums, including renewal premiums, received on ordinary life insurance policies.

     GAAP premium income for the third quarter of 1996 was $1,289, an increase of $86 or 7 percent from $1,203 for the third quarter of 1995. The inclusion of Dixie National Life's premium income of $432 in 1996 in the results of operations for periods after October 2, 1995 is offset by the decline in premiums from the cession of a portion of First International's life insurance business and the regular policy lapses, surrenders and expiries in the Company's closed blocks of business.

     The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $13,358 compared to $3,664 for the third quarter of 1996 and 1995, respectively. The increase in net premium received is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $15,982 for the three months ended September 30, 1996 compared to $8,409 for the three months ended September 30, 1995. The increase is partially due to an aggressive marketing campaign implemented by Standard Life with increased crediting interest rates. Also contributing to the increase in premiums was the continued development of the Company's distribution system. Since the Company's operating income is primarily a function of its investment spreads, mortality experience, and operating expenses, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

     The Company also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement, under which 70 percent of a portion of Standard Life's annuity business pursuant to the terms of the agreement produced after December 31, 1994 was ceded, to 50 percent at September 1, 1995, which was further decreased to 25 percent effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $2,625 in the third quarter of 1996 compared to $4,746 in 1995.

     NET INVESTMENT INCOME. Net investment income increased to $4,979 for the third quarter of 1996, 11 percent, from $4,497 for the comparable period of 1995. The increase resulted primarily from an increase in the average annualized yield of the Company's investment portfolio to 7.57 percent from 7.22 percent for the third quarter of 1996 and 1995, respectively.

     NET REALIZED INVESTMENT GAINS. Net realized investment gains increased $50 or 29 percent to $222 from $172 for the third quarter of 1996 and 1995, respectively. Net realized gains from trading account securities was $23 for the third quarter of 1996 and 1995. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. No significant writedowns on investments were recorded in 1995 or 1996.

     The net unrealized gain (loss) on the Company's fixed maturity portfolio before taxes and other adjustments was $(4,905) at September 30, 1996 compared to $6,449 at December 31, 1995, reflecting the general rise in interest rates during the quarter which generally caused the fair value of fixed maturity securities to decrease. The gross unrealized losses and gains on fixed maturity securities were $(7,242) and $2,337 at September 30, 1996. In the absence of decreases in interest rates the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

     POLICY CHARGES. Policy charges, which represent the amounts assessed against policy account balances for the cost of insurance, administration and surrenders, increased $76 or 14 percent to $617 for the third quarter of 1996 compared to $541 for the third quarter of 1995. The increase in policy charges resulted from the inclusion of Dixie National Life in operating results for periods after

October 2, 1995 and an increase in policy surrender charges on flexible premium deferred annuities ("FPDAs"), which offset the absence of policy charges from the Company's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1996.

     AMORTIZATION OF EXCESS OF NET ASSETS ACQUIRED OVER ACQUISITION COST. Amortization of excess of net assets acquired over acquisition cost ("negative goodwill") is recorded to amortize into earnings the negative goodwill recorded in connection with the acquisition of Standard Management International in 1993. The negative goodwill is being amortized on a straight-line basis over five years. Amortization of negative goodwill was $347 for the third quarter of 1996 and 1995.

     MANAGEMENT FEES AND SIMILAR INCOME FROM SEPARATE ACCOUNTS. Management fees and similar income is recorded from investment management fee income recorded by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $21 or 9 percent to $257 for the third quarter of 1996 from $236 for the third quarter of 1995. This increase is due primarily to an increase in the value of assets held in separate accounts from $94,301 at December 31, 1994 to $126,987 at September 30, 1996 and to higher service fees being levied on certain transactions.

     ADMINISTRATION FEE INCOME. Administration fee income includes administration fees related to administration agreements with GIAC of $145 for the quarter ended September 30, 1996; there was no such income in the comparable quarter in 1995.

     OTHER INCOME. Other income primarily includes reserve adjustments and experience refunds in connection with the reinsurance agreement with GIAC and override commissions received from unaffiliated companies by Standard Marketing Corporation ("Standard Marketing"), a wholly-owned subsidiary which is a wholesale distributor of life insurance and annuity products. Other income increased $5 or 5 percent to $113 for the third quarter of 1996 compared to $108 for the comparable 1995 period. The increase resulted primarily from increased commissions received by Standard Marketing from the sale of unaffiliated products.

     BENEFITS AND CLAIMS. Benefits and claims include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims increased $72 or 5 percent to $1,434 for the third quarter of 1996 from $1,362 for the third quarter of 1995. The increase resulted primarily from the inclusion of Dixie National Life's benefits and claims in the results of operations in 1996. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

     INTEREST CREDITED ON INTEREST SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest sensitive annuities and other financial products was $2,641 for the third quarter of 1996, an increase of $443 or 20 percent from $2,198 for the comparable prior year period. The increase resulted primarily from the Company's increase of credited interest rates on new annuity sales and the growth in account values inforce for FPDAs. At September 30, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.40 percent compared to 5.27 percent at December 31, 1995. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates.

     SALARIES AND WAGES. Salaries and wages were $1,215 for the third quarter of 1996, an increase of $98 or 9 percent from $1,117 for the comparable prior year period. This fluctuation was caused primarily by an increase in the number and average wages of employees in the United States due to the acquisition of Dixie National Life and the increase in incentive compensation for the increase in income for the nine months ended September 30, 1996.

     AMORTIZATION. Amortization expense includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits, the excess of cost over net assets acquired and subsidiary organization costs. Amortization expense increased $134 or 31 percent to $564 for the third quarter of 1996 from $430 for the third quarter of 1995. The increase in current year amortization expense resulted primarily from the amortization of present value of future profits for the acquisition of Dixie National Life.

     OTHER OPERATING EXPENSES. Other operating expenses decreased $270 or 18 percent to $1,263 for the third quarter of 1996 from $1,533 for the third quarter of 1995. The decrease in other operating expenses resulted primarily from a decrease in marketing expenses and a reduction in international expenses, which offset the expenses of Dixie National Life included in the results for the third quarter of 1996.

     INTEREST EXPENSE AND FINANCING COSTS. Interest expense and financing costs increased $129 to $153 in 1996 from $24 in 1995. The increase in interest expense and financing costs during 1996 resulted from the borrowings on the Credit Agreement related to the repurchase of Common Stock and Class S Preferred Stock. The borrowings under the Credit Agreement occurred after September 30, 1995.

     FEDERAL INCOME TAXES. Federal income tax expense (credit) was $228 for the third quarter of 1996, compared to $(5) for the third quarter of 1995. The change is primarily due to tax benefits to First International being recorded in 1995 from the utilization of tax loss carryforwards for which no tax benefit had previously been recognized. Also, the effective rates in 1995 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards in 1995. The benefits of the special deduction available to small life insurance companies is no longer available because consolidated assets now exceed $500,000.

     EXTRAORDINARY GAIN ON EARLY REDEMPTION OF PREFERRED STOCK. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount by which the Company is able to repurchase the Class S Preferred Stock below its book value. The Company may continue to repurchase these shares as long as the Class S Preferred Stock is selling at a substantial discount to book value. The extraordinary gain was $233 for the three months ended September 30, 1996 compared to no gain for the prior comparable period.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     OPERATING  INCOME.   The income from operations (before  net  realized
investment gains, gain on disposal of subsidiaries and reduction in accruals of certain legal expenses) was $616 in 1996, or $.14 per share, compared to $294 for 1995, or $.05 per share. The change resulted primarily from international operations producing income from operations of $440 compared to a loss of $(396) for the nine months ended September 30, 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1995 and 1996, and increased value of assets under management, coupled with a decrease in marketing costs in 1996 when compared to 1995. The income from operations in the United States decreased to $176 in 1996 compared to $690 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase Common Stock and Class S Preferred Stock and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

     PREMIUM INCOME. GAAP premium income for the nine months ended September 30, 1996 was $8,418, an increase of $4,875 or 138 percent from $3,543 for the nine months ended September 30, 1995. This increase is mainly attributable to recapture of premiums ceded of $4,234 due to the termination and recapture of a reinsurance agreement with National Mutual Life Insurance Company ("National Mutual") and the inclusion of Dixie National Life in the results of operations for periods after October 2, 1995. These amounts offset the decline in premiums from the cession of a portion of First International's life insurance business and the regular policy lapses, surrenders and expiries in the Company's closed blocks of business.

     Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $32,153 compared to $10,680 for the nine months ended September 30, 1996 and 1995, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $39,781 for the nine months ended September 30, 1996 compared to $26,641 for the nine months ended September 30, 1995. The increase is partially due to an aggressive marketing campaign implemented by Standard Life with increased crediting interest rates. Also contributing to the increase in premiums was the continued development of the Company's distribution system.

     As previously mentioned, the Company also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement from 70 percent to 50 percent at September 1, 1995, which was further decreased to 25 percent effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $7,628 in the nine months ended September 30, 1996 compared to $15,961 in 1995.

     NET INVESTMENT INCOME. Net investment income increased $694 or 5 percent to $14,371 for the nine months ended September 30, 1996 from $13,677 for the comparable period of 1995. The increase primarily resulted from an increase in total invested assets (amortized cost) of approximately 9 percent from 1995 to 1996, offset by a decline in the average annualized yield on the Company's invested assets to 7.28 percent from 7.36 percent for the nine months ended September 30, 1996 and 1995, respectively. The decline in yields is primarily due to lower interest rates available on new investments in 1995. The continued growth in the Company's total invested assets reflects increased sales of FPDAs and the inclusion of Dixie National Life in the results of operations effective October 2, 1995 which was offset by the invested assets ceded in the GIAC reinsurance transaction.

     NET REALIZED INVESTMENT GAINS. Net realized investment gains increased $172 or 34 percent to $677 from $505 for the nine months ended September 30, 1996 and 1995, respectively. Net realized gains from trading account securities increased to $85 from $57 for the nine months ended September 30, 1996 and 1995, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio.

     GAIN ON DISPOSAL OF SUBSIDIARIES. On March 18, 1996, the Company completed the sale of a duplicate charter associated with First
International to GIAC. The Company received sale proceeds of $11,493, including $1,500 for the charter and licenses associated with First International and $1,800 of reinsurance ceding commissions. In addition, First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale.

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

     POLICY CHARGES. Policy charges increased $187 or 11 percent to $1,832 for the nine months ended September 30, 1996 compared to $1,645 for the nine months ended September 30, 1995. The increase in policy charges resulted from an increase in policy surrender charges on FPDAs and the inclusion of Dixie National Life in operating results for periods after October 2, 1995 which offset the absence of policy charges from the Company's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1996.

     AMORTIZATION OF EXCESS OF NET ASSETS ACQUIRED OVER ACQUISITION COST. Amortization of excess of net assets acquired over acquisition cost ("negative goodwill") is recorded to amortize into earnings the negative goodwill recorded in connection with the acquisition of Standard Management International in 1993. The negative goodwill is being amortized on a straight-line basis over five years. Amortization of negative goodwill was $1,041 for the nine months ended September 30, 1996 and 1995.

     MANAGEMENT FEES AND SIMILAR INCOME FROM SEPARATE ACCOUNTS. Management fees and similar income from separate accounts increased $369 or 51 percent to $1,093 for the nine months ended September 30, 1996 from $724 for the nine months ended September 30, 1995. This increase is due primarily to an increase in the value of assets held in separate accounts from $94,301 at December 31, 1994 to $126,987 at September 30, 1996 and to higher service fees being levied on certain transactions. Net deposits from sales of unit-linked products by Standard Management International were $9,159 and
$25,764   for   the   nine  months  ended  September  30,  1996  and  1995,
respectively.

     ADMINISTRATION FEE INCOME. Administration fee income includes administration fees of $307 and other income related to reinsurance and administration agreements with GIAC and administration fees of $375 collected in connection with the terminated and recaptured reinsurance agreement with National Mutual. The administration fee income from National Mutual primarily related to services provided in prior years; the income was not previously recorded due to uncertainty as to its collection. The National Mutual fee income will not recur in the future. Administration fee income was $682 for the nine months ended September 30, 1996; there was no such income for the comparable 1995 period.

     OTHER INCOME. Other income increased $608 or 237 percent to $865 for the nine months ended September 30, 1996 compared to $257 for the comparable 1995 period. The increase resulted primarily from the reserve and experience refund adjustments in connection with the reinsurance agreement with GIAC and increased commissions received by Standard Marketing from the sale of unaffiliated products.

     CLASS ACTION LITIGATION AND SETTLEMENT COSTS. Class action litigation and settlement costs were recorded to reflect the estimated costs of litigation and settlement of the shareholder class action lawsuit, based on the terms of the settlement agreement and assumptions as to the future estimated legal and other costs to settle the lawsuit, which was settled in March 1995, and to register the Class S Preferred Stock which was distributed to the class participants in February 1996. There were no class action litigation and settlement expenses in the nine months ended September 30, 1996 and 1995. However, with the signing of the Settlement Agreement with the 22 persons who previously excluded themselves from the class and the reevaluation of the future estimated legal and other costs to settle the lawsuit, SMC recorded a reduction of $314 in the second quarter of 1995 in the estimated future costs to settle the lawsuit and register the Class S Preferred Stock.

     BENEFITS AND CLAIMS. Benefits and claims increased $4,534 or 110 percent to $8,657 for the nine months ended September 30, 1996 from $4,123 for the nine months ended September 30, 1995. The increase resulted primarily from an increase in reserves of $4,234 related to the termination and recapture of a reinsurance agreement with National Mutual, and slightly higher life insurance benefit claims due to adverse claims experience. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

     INTEREST CREDITED ON INTEREST SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest sensitive annuities and other financial products was $7,645 for the nine months ended September 30, 1996, an increase of $320 or 4 percent from $7,325 for the comparable prior year period. The increase resulted primarily from the Company's increase of credited interest rates on new annuity sales and the increases in the growth in policy reserves for FPDAs. At September 30, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.40 percent compared to 5.27 percent at December 31, 1995.

     SALARIES AND WAGES. Salaries and wages were $3,678 for the nine months ended September 30, 1996, an increase of $356 or 11 percent from $3,322 for the comparable prior year period. This fluctuation was caused primarily by an increase in the number and average wages of employees in the United States due to the acquisition of Dixie National Life and the increase in incentive compensation for the increase in income for the nine months ended September 30, 1996.

     AMORTIZATION. Amortization expense increased $372 or 28 percent to $1,723 for the nine months ended September 30, 1996 from $1,351 for the nine months ended September 30, 1995. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge, increased surrenders and their corresponding increase in the amortization of deferred acquisition costs, and from the amortization of present value of future profits for the acquisition of Dixie National Life. These items more than offset reduced amortization of excess of cost over net assets acquired and present value of future profits due to the sale of First International.

     OTHER OPERATING EXPENSES. Other operating expenses increased $700 or 16 percent to $5,173 for the nine months ended September 30, 1996 from $4,473 for the nine months ended September 30, 1995. The increase in other operating expenses resulted primarily from the expenses of Dixie National Life included in the results for the nine months ended September 30, 1996 and the increased expenses related to potential acquisitions.

     INTEREST EXPENSE AND FINANCING COSTS. Interest expense and financing costs increased $353 or 458 percent to $430 for the nine months ended September 30, 1996 from $77 for the nine months ended September 30, 1995. The increase in interest expense and financing costs during 1996 resulted primarily from the borrowings on the Credit Agreement. The borrowings under the Credit Agreement occurred after September 30, 1995.

     FEDERAL INCOME TAXES. Federal income tax expense (credit) was $(762) for the nine months ended September 30, 1996, compared to $56 for the nine months ended September 30, 1995. The large credit in 1996 is primarily due to tax benefits related to the sale of First International. Also, the effective rates in 1995 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards in 1995. The benefits of the special deduction available to small life insurance companies is no longer available because consolidated assets now exceed $500,000.

     EXTRAORDINARY GAIN ON EARLY REDEMPTION OF PREFERRED STOCK. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount by which the Company is able to repurchase the Class S Preferred Stock below its book value. The Company will continue to repurchase these shares as long as the Class S Preferred Stock is selling at a substantial discount to book value. The extraordinary gain was $500 for the nine months ended September 30, 1996 compared to no gain for the prior comparable period.

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

     The Company reported on a consolidated GAAP basis net cash provided by operations of $2,757 and $6,344 for the nine months ended September 30, 1996 and 1995, respectively. Although deposits received on the Company's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by the Company. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $21,917 and $3,624 for the nine months ended September 30, 1996 and 1995, respectively.

     SMC's "parent company only" operating expenses (not including class action litigation and settlement costs and interest expense) were $2,369 and $2,007 for the nine months ended September 30, 1996 and 1995, respectively.

     In April 1993, SMC instituted a program to repurchase its Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. The Company has repurchased 979,453 shares of its Common Stock for $4,747 as of September 30, 1996. At September 30, 1996, the Company is authorized to purchase an additional 521,771 shares under this program. The Company implemented a policy to issue shares for the exercise of stock options from treasury stock. The Company has reissued 1,224 shares in 1996 under this program at a cost of $6. The repurchases in 1996 have been paid through additional borrowings under the Credit Agreement.

     In February 1996, SMC instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated transactions. As of October 31, 1996, SMC has repurchased and retired 139,211 shares of its Class S Preferred Stock for $941.

     On May 1, 1996, the Board of Directors declared a stock dividend of 5 percent on shares of its common stock for shareholders of record on May 17, 1996. The stock dividend was distributed on June 21, 1996, with shareholders receiving shares of common stock equivalent to 5 percent of common shares owned as of May 17, 1996 and cash equivalent for fractional shares. The number of shares issued pursuant to this action was 272,926, plus cash in lieu of fractional shares.

     At October 31, 1996, SMC had "parent company only" cash and short-term investments of $1,077. These funds are available to the Company for general corporate purposes including repayment of debt outstanding and additional capital infusions into Standard Life.

     Pursuant to the management services agreement with SMC, Standard Life paid SMC a monthly fee of $150 during 1996 and 1995 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. The agreement was approved by the Indiana Department of Insurance with the stipulation that Dixie National Life would pay an annual fee of at least $1,500 to Standard Life during 1996. Management service agreements between Standard Life and Dixie National Life, have been approved by the Mississippi Department of Insurance which call for the payment of fees of $1,524 during 1996. Both of these agreements provide that they may be modified or terminated by the department of insurance in the event of financial hardship of Standard Life or Dixie National Life. The management service agreement between Standard Life and Dixie National Life currently requires a monthly payment of $100. The management service agreement between SMC and Standard Life for 1997 will be renegotiated before the end of 1996 and submitted for approval to the Indiana Department of Insurance.

     Pursuant to the management services agreement with SMC, Premier Life (Luxembourg) paid SMC a management fee of $25 per quarter during 1996 and 1995 for certain management and administrative services. The agreement provides that it may be modified or terminated by either SMC or Premier Life (Luxembourg).

     At  April  1,  1995,   SMC  sold  its  property  and  equipment  to  a
leasing/financing company for $1,396 and subsequently entered into a capital lease obligation whereby SMC pays a monthly rental amount of $45. SMC charges a monthly equipment rental fee to its subsidiaries of $77.

     In July 1996, SMC announced that Standard Life signed an agreement to purchase Shelby from DLAC for approximately $14,250, plus acquisition costs, including $13,000 in cash and 250,000 shares of restricted SMC Common Stock. The purchase of Shelby closed on November 8, 1996 and Shelby was merged into Standard Life on that date. Financing for the transaction was provided by senior debt of $10,000 and the balance in subordinated convertible debt. The Company's original Credit Agreement was combined with the new senior debt in a new credit agreement ("Amended Credit Agreement"), the terms of which are substantially the same as the original Credit Agreement's terms.

     The Amended Credit Agreement provides for SMC to borrow up to $16,000 in the form of a seven-year reducing revolving loan arrangement. SMC has agreed to pay a non-use fee of .50 percent per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 60,000 shares of SMC Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and Common Stock of SMC. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowings under the Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1 percent per annum, or (ii) a rate at LIBOR plus 3.25 percent. No principal repayments will be required until November 1998. Indebtedness incurred under the Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for the Company and certain investment and indebtedness limitations. As of September 30, 1996, the Company was in compliance with all restrictions and covenants in the Credit Agreement. At November 8, 1996, SMC had borrowed $15,700 under the Amended Credit Agreement at interest rates ranging from 8.875 percent to 9.25 percent.

     In connection with the acquisition of Shelby, SMC borrowed $4,000 from an unaffiliated insurance company pursuant to a subordinated convertible debt agreement which is due in December, 2003 and requires interest payments in cash at 12 percent per annum, or, if SMC chooses, in non-cash additional subordinated convertible debt notes at 14 percent per annum until December 31, 2000. The subordinated convertible notes are convertible into SMC Common Stock at the rate of $6.00 per share through November 1997, and $5.75 per share thereafter. SMC may prepay the subordinated convertible debt with not less than thirty days notice at any time. The subordinated convertible debt agreement contains terms and financial covenants substantially similar to those in the Amended Credit Agreement.

     Assuming the continuation of current debt level under the Amended Credit Agreement ($15,700) and current interest rates (weighted average rate of 9.1425 percent) and assuming SMC elects the non-cash interest payment option under the subordinated convertible debt, annual debt service in 1997 would be approximately $1,435 in interest paid on the Amended Credit Agreement. In addition, SMC will also pay $539 in rental payments relating to a capital lease obligation in 1997.

     From  the  funds  borrowed  by  SMC pursuant  to  the  Amended  Credit
Agreement and the subordinated convertible debt agreement, $13,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate plus 2 percent per annum, and annual principal payments of $1,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. The Company currently anticipates these quarterly approvals will be granted.

     Dividends from Standard Life to SMC are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Indiana Commissioner of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10 percent of surplus, in each case as shown in its preceding annual statutory financial statements. For the year ended December 31, 1995, Standard Life reported statutory net gain from operations of $124 and statutory surplus of $10,186. During 1996, Standard Life can pay dividends of $1,019 without regulatory approval; Standard Life must notify the Indiana regulatory authorities of their intent to pay dividends at least thirty days prior to payment. Regulatory approval will be required for additional dividend payments in excess of this amount by Standard Life during 1996. On June 20, 1996, Standard Life paid an ordinary dividend on $1,000 to SMC which was not disapproved by the Indiana Department of Insurance. Also, regulatory approval is required when dividends to be paid exceed unassigned surplus. At September 30, 1996, unassigned surplus (deficit) was $(1,512). Until unassigned surplus returns to a positive amount, all future dividends will require regulatory approval.

     SMC anticipates the available cash from its existing working capital, plus anticipated 1996 dividends, management fees, rental income and interest payments on its Surplus Debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 1996.

     SMC has a note receivable of $2,858 from an affiliate and a note payable of $2,858 to a different affiliate. This note receivable and note payable are eliminated in the consolidated financial statements.

     INVESTMENTS. Investment activities are an integral part of the Company's business; investment income of the Company's insurance subsidiaries is an important part of its total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest yield on invested assets. Substantially all credited rates on FPDAs may be changed at least annually. As of September 30, 1996, the average interest rate credited on the Company's interest-sensitive liability portfolio, excluding liabilities related to separate accounts, was approximately 5.40 percent per annum, and the average net yield of the Company's investment portfolio for the quarter ended September 30, 1996 was 7.57 percent for a spread of 2.17 percent at September 30, 1996, compared to 1.79 percent at September 30, 1995. Increases or decreases in interest rates could increase or decrease the interest rate spread between investment yields and interest rates credited on insurance liabilities, which in turn could have a beneficial or adverse effect on the future profitability of the Company. Sales of fixed maturity securities that result in investment gains may also tend to decrease future interest yields from the portfolio. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

     The Company balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. At September 30, 1996, the adjusted modified duration of fixed maturities and short-term investments for its U.S. insurance subsidiaries was 5.65 years, compared to 5.4 years as of December 31, 1995.

     The Company's investment strategy is guided by strategic objectives established by the Investment Committee of the Board of Directors. The Company's major investment objectives are: (i) to ensure adequate safety of investments and to protect and enhance capital; (ii) to maximize after-tax return on investments; (iii) to match the anticipated duration of investments with the anticipated duration of policy liabilities; and (iv) to provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment yield. Consistent with its strategy, the Company invests primarily in securities of the U.S. government and its agencies, investment grade utility and corporate debt securities and collateralized mortgage obligations ("CMOs"). At September 30, 1996, approximately 94 percent of the book value of the Company's fixed maturity investments was investment grade. From time to time when opportunities arise, however, below investment grade securities may be purchased. Protection against default risk is a primary consideration. The Company has determined it will not invest more than 7 percent of its bond portfolio in below investment grade securities.

     The Company engages Conseco Capital Management Inc. ("CCM"), a wholly owned subsidiary of Conseco, Inc., to manage the Company's invested assets in its United States life insurance subsidiaries (other than mortgage loans, policy loans, real estate and other invested assets), subject to the direction of the Company's investment committee. A quarterly fee equal to
 .035 percent of the total market value of the assets under management as of the end of each quarter is paid to CCM for its investment advisory services.

     U.S. INSURANCE OPERATIONS. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent and management fee payments to SMC and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDAs. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best ratings (currently rated "B") and events in the industry which affect policyholders' confidence.

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

     Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential impact on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market interest rates. The Company seeks assets which have duration characteristics similar to the liabilities which they support. The Company also prepares cash flow projections and performs cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. Standard Life currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.


     Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the Indiana Department of Insurance, or the state in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. The
Company's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, Standard Life will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales, infusions by the Company with funds generated through debt or equity offerings or mergers with other life insurance companies. With respect to new business, statutory accounting practices require that: (i) acquisition costs and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a statutory loss ("surplus strain") from many insurance products in the year they are issued. The Company designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, the Company controls the amount of net new premiums written in order to manage the effect of such statutory surplus strain.

     During the first nine months of 1996, the Company produced a statutory net income of $2,953. As a result, SMC has not made capital contributions to Standard Life during 1996 in order to maintain adequate levels of statutory capital and surplus. In March 1996, Standard Life sold its subsidiary, First International, and realized an increase in statutory capital and surplus of approximately $4,951 from the statutory gain on the sale and related reinsurance transactions.

     Commencing January 1, 1995, the Company began to reinsure a portion of its annuity business. The primary purposes of the reinsurance agreement are to limit the net loss arising from large risks, maintain the Company's exposure to loss within capital resources, and provide additional capacity for future growth. Furthermore, these reinsurance agreements have allowed Standard Life to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on the amount of its statutory capital and surplus. The Company's largest annuity reinsurer at September 30, 1996, Winterthur Life Re Insurance Company ("Winterthur"), is rated "A" (Excellent) by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70 percent of certain of Standard Life's annuity business produced was ceded. The Company decreased the quota-share portion of business ceded to 50 percent at September 1, 1995 and further reduced it to 25 percent effective April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies in certain circumstances.

     State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company's insurance subsidiaries has a Ratio that is at least 300 percent of the minimum RBC requirements; accordingly, the subsidiaries meet the RBC requirements.

     Management believes that operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1996. As of September 30, 1996, Standard Life had statutory capital and surplus for regulatory purposes of $14,656 compared to $12,877 at December 31, 1995. As the life insurance and annuity business produced by Standard Life and Dixie National Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by the Company. During 1996, SMC has not made any capital contributions to Standard Life. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $30,042 and $4,263 for the nine months ended September 30, 1996 and year ended December 31, 1995, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.
     Standard Life's acquisition of Shelby, and merger of Shelby into Standard Life, effective November 1, 1996 is anticipated to have a positive effect on Standard Life's liquidity and cash flows. Shelby will cease writing new business effective November 1, 1996, thus reducing the statutory strain normally associated with the issuance of new policies. The anticipated profits from Shelby's book of business are expected to exceed the related interest expense connected with the $13,000 of Surplus Debentures issued by Standard Life in connection with the acquisition of Shelby. The statutory net income of Shelby was $1,661 for the year ended December 31, 1995 and $692 for the nine months ended September 30, 1996.

     INTERNATIONAL OPERATIONS. The balance sheet of the Company at September 30, 1996, includes a $3,122 credit representing the excess of net assets acquired over acquisition cost on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to the Company statement of operations.

     Standard Management International may pay dividends from accumulated earnings without regulatory approval. Premier Life (Bermuda) did not pay dividends in 1995 and 1994. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1995 and 1994 due to accumulated losses.

     Due to the nature of unit-linked products issued by Standard Management International, which represent over 95 percent of the Standard Management International portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short-term investments and fixed maturity securities. These short-term investments and fixed maturity securities are normally only bought and/or disposed of on the advice of independent consulting actuaries who perform an annual exercise comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material mis-matches are then covered by buying and/or selling the securities as appropriate.



FACTORS THAT MAY AFFECT FUTURE RESULTS

     MERGERS, ACQUISITIONS AND CONSOLIDATIONS. The U.S. insurance industry has experienced an increasing number of mergers, acquisitions, consolidations and sales of certain business lines. These consolidations have been driven by a need to reduce costs of distribution and overhead and maintain business in force. Additionally, increased competition, regulatory capital requirements and technology costs have also contributed to the level of consolidation in the industry. These forces are expected to continue as is the level of industry consolidation. The Company has been, and continues to be, a buyer in this marketplace.

     FOREIGN CURRENCY RISK. Standard Management International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg)'s shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge it's translation risk, but this is currently being reviewed to protect SMC against currency fluctuations. At September 30, 1996, there is an unrealized gain from foreign currency translation adjustment of $717.

     UNCERTAINTIES REGARDING INTANGIBLE ASSETS. Included in the Company's financial statements as of September 30, 1996 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by the Company's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the September 30, 1996 consolidated balance sheet aggregated $32,706 or 6 percent of its assets. The Company has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in the Company's consolidated financial statements. The Company has determined that the assumptions utilized in the initial valuation of these assets are consistent with the current operations of the Company as of September 30, 1996. In February 1996, the Company decided to terminate the operations of Standard Reinsurance, which resulted in the write-off of SMC's investment in Standard Reinsurance and certain intangible assets in the third quarter of 1996 amounting to $156.

     REGULATORY ENVIRONMENT. Currently, prescribed or permitted statutory accounting principles ("SAP") may vary between states and between companies. The NAIC is in the process of codifying SAP to promote standardization of methods utilized throughout the industry. Completion of this project might result in changes in statutory accounting practices for the Company; however, it is not expected that such changes would materially impact the Company's statutory capital requirements.

     ACCOUNTING PRONOUNCEMENTS. Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instruments awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and directors and will disclose the required pro forma effect on net income and earnings per share in its consolidated financial statements for the year ended December 31, 1996.

     SAFE HARBOR PROVISIONS. Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: economic environment, interest rate changes, product development, regulatory changes, the results of financing efforts, acquisitions completed or attempted, the Company's accounting policies, and competition. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Annual Report on Form 10-K, copies of which are available from the Company without charge.

                    PART II - OTHER INFORMATION

ITEM 5.                                     OTHER INFORMATION

     Pursuant to SEC rules, the following discloses the information required to be disclosed on Form 8-K with respect to the acquisition of Shelby and merger into Standard Life on November 8, 1996.

    (a) See Note 8 of Notes to Consolidated Financial Statements on page 12 of this Form 10-Q for a description of the acquisition of Shelby and merger into Standard Life on November 8, 1996.

    (b) The following financial statements are filed pursuant to SEC rules on Form 8-K:

        Financial Statements of Shelby:

        SMC has found it to be impractical to complete as of the date of this Form 10-Q filing the audited financial statements of Shelby required by Item 7(a) of Form 8-K. SMC will file the required financial statements as soon as they are available but in no event later than January 13, 1997.

        Pro Forma Financial Information:

        SMC has found it to be impractical to complete as of the date of this Form 10-Q the preparation and filing of the pro forma financial information required by Item 7(b) of Form 8-K as the audited financial statements of Shelby required by Item 7(a) of Form 8-K are currently being prepared. SMC will file the required pro forma financial data as soon as it is available but in no event later than January 13, 1997.

ITEM  6.             EXHIBITS AND REPORTS ON FORM 8-K.

(a)                   EXHIBITS

EXHIBIT 4.4 Amended and Restated Registration Rights Agreement dated as of November 8, 1996 by and between SMC and Fleet National Bank.

EXHIBIT 4.5          Form of Fleet National Bank Warrant.

EXHIBIT 4.7          Registration Rights  Agreement  dated as of
                     November 8, 1996 by and between SMC and Great American Reserve Insurance Company ("Great American Reserve").

EXHIBIT 10.17 Second Amendment to Promissory Note from Ramesh H. Bhat to SMC in the amount of $43 executed October 8, 1996 and due December 15, 1996.

EXHIBIT 10.28 Amended and Restated Revolving Line of Credit Agreement dated as of November 8, 1996 between SMC and Fleet National Bank.

EXHIBIT 10.29 Note Agreement dated as of November 8, 1996 between SMC and Fleet National Bank in the amount of $16,000.

EXHIBIT 10.30 Amended and Restated Pledge Agreement dated as of November 8, 1996 between SMC and Fleet National Bank.

EXHIBIT 10.32 Note Agreement dated as of November 8, 1996 by and between SMC and Great American Reserve in the amount of $4,000.

EXHIBIT 10.33 Senior Subordinated Convertible Note dated as of November 8, 1996 by and between SMC and Great American Reserve in the amount of $4,000.

EXHIBIT 10.34 Surplus Debenture dated as of November 8, 1996 by and between SMC and Standard Life in the amount of $13,000.

EXHIBIT 11           Statement regarding computation of per share earnings.

EXHIBIT 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission") for information only and not filed.

(b)                  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated August 1, 1996 with the Commission to report under Item 5 the signing of the Stock Purchase Agreement to purchase Shelby.



                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 1996

                                            STANDARD MANAGEMENT CORPORATION
                                            (Registrant)




                                 By:/s/ RONALD D. HUNTER
                                    Ronald D. Hunter
                                    Chairman of the Board, President and
                                    Chief Executive Officer



                                 By:/s/ JOHN J. QUINN
                                    John J. Quinn
                                    Executive Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Authorized Officer and Principal Financial
                                    Officer)



















                                                                     EXHIBIT 11

                    STANDARD MANAGEMENT CORPORATION

         STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
      (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months Ended                 Nine Months Ended
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                   1996            1995{ (2)}        1996           1995{ (2)}
PRIMARY
Weighted average common shares outstanding       4,774,840        5,209,439        4,685,406        5,257,535
5 percent common stock dividend                  -                -                150,251          -
Common equivalent shares related to:
   Stock warrants at average market price        135,381          155,770          98,643           86,030
   Stock options at average market price         29,861           11,186           16,659           4,641
   Net issuable shares for modified treasury
   stock
    method (after assumed buyback of 20 percent  -                -                348,540          -
of
     outstanding stock options and warrants)
WEIGHTED AVERAGE PRIMARY SHARES OUTSTANDING      4,940,082        5,376,395        5,299,499        5,348,206
Income before extraordinary gain on early
redemption of                                    $471             $445             $3,321           $979
   preferred stock and preferred stock dividends
as reported
Reduction in interest expense and increase in
short-term                                       -                -                131              -
   investment income for modified treasury stock
method                                           471              445              3,452            979
Extraordinary gain on early redemption of        233              -                500              -
preferred stock
Net income (as adjusted)                         704              445              3,952            979
Preferred stock dividends as reported            (51)             -                (163)            -
Preferred stock dividends reduction for modified
stock                                            -                -                46               -
   method
Earnings available to common shareholders (as    $653             $445             $3,835           $979
adjusted)
Earnings Per Share:
    Income before extraordinary gain on early
redemption of                                    0.10             0.08             0.65             0.18
     preferred stock and preferred stock
dividends
   Extraordinary gain on early redemption of
preferred                                        0.04             -                0.09             -
     stock
    NET INCOME                                   0.14             0.08             0.74             0.18
   Preferred stock dividend                      (0.01)           -                (0.02)           -
Earnings available to common shareholders        $0.13            $0.08            $0.72            $0.18

                               EXHIBIT 11


      STANDARD MANAGEMENT CORPORATION

STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended                 Nine Months Ended
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                             1996       1995{ (2)}             1996      1995{ (2)}
FULLY DILUTED{ (1)}
Weighted average primary shares outstanding      4,940,082        5,376,395        5,299,499        5,348,206
Incremental common equivalent shares:
   Related to options and warrants using the
   period-end                                    75,786           -                33,097           36,147
   market price, if higher than average market
   price
WEIGHTED AVERAGE FULLY DILUTED SHARES            5,015,868        5,376,395        5,332,596        5,384,353
OUTSTANDING
Income before extraordinary gain on early
redemption of                                    $471             $445             $3,321           $979
   preferred stock and preferred stock dividends
as reported
Reduction in interest expense and increase in
short-term                                       -                -                125              -
   investment income for modified treasury stock
method                                           471              445              3,446            979
Extraordinary gain on early redemption of        233              -                500              -
preferred stock
Net income (as adjusted)                         704              445              3,946            979
Preferred stock dividends as reported            (51)             -                (163)            -
Preferred stock dividends reduction for modified
stock                                            -                -                46               -
   method
Earnings available to common shareholders (as    $653             $445             $3,829           $979
adjusted)
Earnings Per Share:
    Income before extraordinary gain on early
redemption of                                    0.10             0.08             0.65             0.18
     preferred stock and preferred stock
dividends
   Extraordinary gain on early redemption of
preferred                                        0.04             -                0.09             -
     stock
    NET INCOME                                   0.14             0.08             0.74             0.18
   Preferred stock dividend                      (0.01)           -                (0.02)           -
Earnings available to common shareholders        $0.13            $0.08            $0.72            $0.18


(1) This calculation is submitted in accordance with the Securities Exchange Act of 1934 Release No. 9083 although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3 percent.

(2) Share amounts have been retroactively adjusted for the effect of the 5 percent stock dividend distributed on June 21, 1996, to shareholders of record on May 17, 1996.





                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.