Form 10-K
period 1996-12-31
STANDARD MANAGEMENT CORP
filed 1997-03-31
CIK 853971

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

  X
------  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

------
        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   Commission file number 0-20882

                        STANDARD MANAGEMENT CORPORATION

             (Exact name of registrant as specified in its charter)

                          Indiana                                             35-1773567
      (State or other jurisdiction of incorporation or           (I.R.S. employer identification no.)
                       organization)

    9100 Keystone Crossing, Indianapolis, Indiana 46240                     (317) 574-6200
          (Address of principal executive offices)                           (Telephone)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
       Common Stock, No Par Value
       Class S Cumulative Convertible Redeemable Preferred Stock, $10 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on The Nasdaq Stock Market, was approximately $21.9 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, Registrant had outstanding 5,025,143 shares of Common Stock.

Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

     As used herein, unless the context otherwise clearly requires, "SMC" refers to Standard Management Corporation and its consolidated subsidiaries and "Standard Management" refers to Standard Management Corporation on an unconsolidated basis. All financial information contained herein is presented in accordance with generally accepted accounting principles ("GAAP") unless otherwise specified. All information contained herein with respect to SMC Common Stock, including information presented on a per share basis, has been adjusted to reflect a 5% stock dividend effected on June 21, 1996 for holders of record on May 17, 1996.

ITEM 1. BUSINESS OF SMC

INTRODUCTION

     SMC is an insurance holding company which directly and through subsidiaries acquires and manages in force life insurance and annuity business and distributes life insurance and annuity products issued by SMC's insurance subsidiaries and a select group of unaffiliated insurers. SMC's active subsidiaries at December 31, 1996 include: (i) Standard Life Insurance Company of Indiana ("Standard Life") and its subsidiary, Dixie National Life Insurance Company ("Dixie National Life"), (ii) Standard Management International S.A. ("Standard Management International") and its subsidiaries, Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") and Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)"), and (iii) Standard Marketing Corporation ("Standard Marketing").

     Standard Life, SMC's principal insurance subsidiary, was organized in 1934 as an Indiana-domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life offers flexible premium deferred annuities ("FPDAs") and whole and universal life insurance. Standard Life also generates cash flow and income from closed blocks of in force life insurance and annuities. At December 31, 1996, Standard Life's statutory assets were $347,329,660 and the aggregate of its statutory capital and surplus, asset valuation reserve ("AVR") and interest maintenance reserve ("IMR") (its "adjusted statutory capital") was $34,940,556. The ratio of Standard Life's adjusted statutory capital to its total statutory assets was 10.1% at December 31, 1996. Standard Life has a rating of "B" ("adequate") by A.M. Best Company, Inc. ("A.M. Best"), a rating agency.

     Standard Management International is a holding company organized under Luxembourg law with its registered office in Luxembourg. At December 31, 1996, Standard Management International and its subsidiaries had $141,837,000 in assets with policies in force in over 113 countries. The majority of its business is "unit-linked" products with a range of policyholder directed investment choices coupled with a small death benefit, sold through its subsidiaries: Premier Life (Luxembourg) and Premier Life (Bermuda). At December 31, 1996, Premier Life (Luxembourg) had statutory capital and surplus of $8,243,000 and its minimum capital and surplus was $3,295,000 and Premier Life (Bermuda) had statutory capital and surplus of $1,307,000 and its minimum capital and surplus was $250,000.

     Standard Life owns 99.3% of Dixie National Life. At December 31, 1996, Dixie National Life's statutory assets were $34,473,049, the adjusted statutory capital was $4,229,059 and the ratio of its adjusted statutory capital to its statutory assets was 12.3%. Dixie National Life has a rating of B- (Adequate) by A.M. Best. Dixie National Life markets a variety of life insurance products throughout the Mid-South offering primarily "burial expense" policies.

     Standard Marketing is a wholesale distributor of life insurance and annuity products. Through its network of master general agents and independent agents, Standard Marketing distributes life insurance and annuity products for Standard Life and Dixie National Life and for a select group of unaffiliated insurance companies. Standard Marketing earns override commission income from the sale of these products.

     On November 8, 1996, Standard Life acquired through merger Shelby Life Insurance Company ("Shelby Life") from Delta Life and Annuity Corporation ("DLAC"), a life insurance company located in Memphis, Tennessee (the "Shelby Merger"). The purchase price was approximately $14,650,000, including $13,000,000 in cash, 250,000 shares of restricted Common Stock (valued at $1,250,000) and acquisition costs of $400,000 associated with the purchase of Shelby Life. Financing for the Shelby Merger was provided by senior debt of $10,000,000 and $4,000,000 in subordinated convertible debt. Shelby Life ceased writing new business effective November 1, 1996, thus reducing the statutory surplus strain associated with the issuance of policies.

     The acquisition of Shelby Life was accounted for using the purchase method of accounting and SMC's consolidated financial statements include the results of Shelby Life from November 1, 1996, the effective date of acquisition. Under purchase accounting, Standard Life allocated the total purchase price of Shelby Life to the assets and liabilities acquired, based on a preliminary determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill. Standard Life recorded goodwill of $9,000 which will be amortized on a straight-line basis over 20 years. Standard Life may adjust this allocation when a final determination of such values is made.

     On March 18, 1996, Standard Life completed the sale of a duplicate charter associated with First International Life Insurance Company ("First International") to The Guardian Insurance and Annuity Company, Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, NY. Standard Life received proceeds of approximately $11,493,000, including $1,500,000 for the charter and licenses associated with First International and $1,800,000 of reinsurance ceding commissions. Standard Life realized a net pretax gain of $1,041,692 and a tax benefit of $1,420,000 on this sale or $2,461,692 ($.47 per share). In addition, First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to continue to receive the profit stream from the majority of First International's in force business at the date of sale. See Business of SMC -- Reinsurance.

     In an unrelated matter, SMC decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance of North America Ltd. ("Standard Reinsurance") and Salamandra Joint-Stock Insurance Company in Ukraine ("Salamandra"), and to not renew the Barbados license of Standard Reinsurance. This resulted in the termination of Standard Reinsurance operations and the write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $155,856 ($.03 per share).

     The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was a gain on disposal of subsidiaries of $885,836 and a tax benefit of $1,420,000, for net income effect of $2,305,836 or $.44 per share for the year ended December 31, 1996.

     In June 1988, Standard Life ceded a block of business to National Mutual Life Insurance Company ("National Mutual"). Effective May 31, 1996, Standard Life terminated by recapture the reinsurance agreement with National Mutual. As a result of this recapture, Standard Life received assets of $5,200,554 and liabilities of $4,953,055, primarily ordinary life policies. In connection with this transaction, Standard Life collected administration fees of $375,000 related to services provided in prior years that had not been recorded previously due to the uncertainty as to its collection. This administration fee income and premium income recorded with recapture, will not recur in the future.

     SMC has entered into an Agreement and Plan of Merger dated as of December 19, 1996, as amended February 17, 1997, with Savers Life Insurance Company ("Savers Life"). Savers Life offers retirement products, major medical insurance and Medicare supplement insurance through 5,000 independent brokers, primarily in North Carolina, South Carolina and Virginia. SMC will pay approximately $14,200,000 plus acquisition costs for the approximately $80,000,000 asset company, with shareholders of Savers Life initially receiving $8.00 for each share of Savers Life Common Stock, consisting of Standard Management Common Stock and an election of up to $1.50 per share in cash. The proposed acquisition is subject to certain conditions including SMC and Savers Life shareholder approval and approval by applicable regulatory authorities. The acquisition is expected to close during the second quarter of 1997.

ACQUISITION STRATEGY

     A principal component of SMC's strategy is to grow through the acquisition of life insurance companies and blocks of in force life insurance and annuities. SMC regularly investigates acquisition opportunities in the life insurance industry that complement or are otherwise strategically consistent with its existing business. Any decision to acquire a block of business or an insurance company will depend on a favorable evaluation of various factors. SMC believes that availability of blocks of business in the marketplace will continue in response to ongoing industry consolidation and risk-based capital requirements as well as other regulatory and rating agency concerns. In addition, SMC plans to market annuity and life insurance products directly as it has done in the past. SMC currently has no plans or commitments to acquire any specific insurance business or other material assets besides Savers Life. No assurance can be given that SMC will be successful in consummating any future acquisition.

     SMC has the information systems and administrative capabilities necessary to add additional blocks of business without a proportional increase in operating expenses. In addition, SMC has developed management techniques for reducing or eliminating the expenses of the companies it acquires through the consolidation of their operations with those of SMC, and for increasing investment yields. Such techniques include reduction or elimination of overhead, including the acquired company's management, staff and home office, elimination of marketing expenses and, where appropriate, the substitution of Standard Marketing's network for the acquired company's current distribution system, and the conversion of the acquired company's data processing operations to SMC's system.

     SMC may effect its acquisitions through the purchase or exchange of shares, if the acquisition candidate is an insurance company, or an assumption reinsurance transaction, if the proposed acquisition concerns a block of business. SMC's acquisitions may be subject to certain regulatory approvals, policyholder consents and stockholder approval, when applicable.

MARKETING

     Domestic Marketing. Standard Marketing was organized as a wholesale distribution system to provide a lower cost alternative to the traditional captive agency force. Standard Marketing has established a network of approximately 4,000 independent general agents. These agents distribute a full line of life insurance and annuity products issued by Standard Life and Dixie National Life and a select group of unaffiliated insurance carriers that Standard Marketing represents. As part of its normal recruiting, Standard Marketing selectively recruits new agents from those formerly associated with companies acquired by SMC. SMC does not market its annuity products through stockbrokers.

     Crediting rates, commissions, the perceived quality of the issuer, product features and services are generally the principal factors influencing an agent's willingness and ability to sell particular life and annuity products. SMC believes that both agents and policy owners value the service provided by SMC. Standard Marketing assists its agents in submitting and processing policy applications and helps ensure that issuing insurers pay commissions on a timely basis. Standard Life issues an annuity and pays the Standard Marketing agent's commission within 24 hours after the submission of the policy application. Standard Marketing also assists its agents with licensing applications and provides other administrative support. Standard Marketing provides marketing support for its agents, including sales seminars and other continuing education programs, point of sale materials, illustrated proposal services, toll-free access for sales inquiries and access to senior executives. In addition, Standard Marketing can introduce agents to lead services who will provide such services at discounted rates that Standard Marketing has negotiated.

     Standard Marketing agents offer a full portfolio of life insurance and annuity products that Standard Marketing has selected on the basis of their competitive position and likely consumer acceptance. Such portfolio includes FPDAs and whole and universal life insurance issued by Standard Life and Dixie National Life, for which Standard Marketing is the exclusive distributor, and deferred annuities, whole life, term and universal life insurance, and pension and payroll deduction products issued primarily by the following unaffiliated insurers: American National Life Insurance Company, Indianapolis Life Insurance Company, Jefferson-Pilot Life Insurance Company, The Midland Life Insurance Company, The Old Line Life Insurance Company of America, United Presidential Life Insurance Company, U.S. Financial Life Insurance Company and others. Each of these unaffiliated insurers is rated "A-" to "A++" by a nationally recognized insurance company rating agency. Standard Marketing's relationships with these companies are non-exclusive and are terminable by either party upon 30 days notice. Standard Marketing regularly evaluates the products its agents offer to determine whether products or insurers should be added to, or deleted from, the Standard Marketing portfolio. SMC does not insure any of the policies and contracts Standard Marketing's agents sell for unaffiliated insurers.

     Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by the issuing insurance companies, which perform all policy issuance, underwriting and accounting functions. SMC is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 4% of Standard Life's annual sales in 1996, and the top twenty individual agents accounted for approximately 36.6% of Standard Life's volume in 1996. At December 31, 1996, approximately 40% of Standard Marketing's independent agents were located in Indiana, Florida, Ohio, Georgia and Illinois, with the balance distributed across the country. SMC is attempting to increase the number and geographic diversity of its agents.

     SMC does not have exclusive agency agreements with its agents and management believes most of these agents sell products similar to those sold by the companies for other insurance companies. This could result in sales decline if the companies' products were to become relatively less competitive. Standard Life's 1996 FPDA sales increased partially due to an aggressive marketing campaign implemented by Standard Life with increased crediting rates. Also contributing to the increase in premiums was the continued development of Standard Life's distribution system.

     Standard Marketing receives, directly from the insurance companies it serves, override commissions on sales by its agents, which are in addition to the commissions paid to Standard Marketing's independent agents. The availability of override commissions provides an economic incentive to Standard Marketing to recruit agents who produce business. The following table shows for the periods indicated the aggregate override commissions and service fees received by Standard Marketing:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                       1996         1995        1994
                                                       ----         ----        ----
                                                          (DOLLARS IN THOUSANDS)
Standard Life and Dixie National Life(1)..........    $  988       $  829       $867
Unaffiliated insurance companies..................       397          252         55
                                                      ------       ------       ----
     Total........................................    $1,385       $1,081       $922
                                                      ======       ======       ====

-------------------------
(1) These amounts are eliminated in SMC's consolidated financial statements.

     International Marketing. The subsidiaries of Standard Management International, Premier Life (Luxembourg) and Premier Life (Bermuda), produced aggregate new premium deposits of approximately $17,000,000, $32,000,000 and $1,700,000 during 1996, 1995 and 1994, respectively. The decrease in 1996 is primarily due to a decrease in marketing costs and to changes in tax planning laws in certain countries in Western Europe, which made Standard Management International products less attractive. The countries within the European Union have been the main contributor to these sales. Although SMC expects this to be the case in the future, it plans to increase marketing efforts in other parts of the world as well.

     Although Standard Management International anticipates as part of its long term plan to grow significantly through internal sales, acquisitions of other European insurance companies may be considered. It has designed and launched new single and regular premium products in recent years. It is also in discussions with a number of companies to form alliances to produce tailored products for their markets. It is expected that these alliances will be consummated in 1997. It is currently the intention that Premier Life (Luxembourg) will write business within the European Union and Premier Life (Bermuda) will write international business elsewhere in the world. The market for Standard Management International's products is considered to be medium to high net worth individuals who typically have in excess of $75,000 to invest in a single premium policy and medium to high earners who have in excess of $3,000 per annum to invest in a regular premium savings product. The above individuals would come from a combination of expatriates, residents of European Union countries and from other targeted areas. The expatriate and European insurance markets are well established and highly competitive with a large number of domestic and international groups operating in, or going into, the same markets as Standard Management International.

     Standard Management International's products are distributed via independent agents who have established connections with these targeted individuals. Standard Management International is striving to develop into an entrepreneurial intermediary oriented organization committed to building long term relationships with high quality distributors, thereby creating a niche position. Standard Management International places the same emphasis as SMC's U.S. insurance companies on a high level of service to intermediaries and policyholders while striving to achieve low overhead costs.

PRODUCTS

     SMC primarily markets FPDAs, whole life and universal and interest-sensitive life insurance policies and unit-linked policies. SMC also generates cash flow and income from its closed blocks of in force life insurance and annuities. The following table sets forth the amounts and percentages of net premiums received by SMC from currently marketed products and closed block products for the years ended December 31, 1996, 1995 and 1994, respectively. Because GAAP generally excludes annuity and unit-linked products deposits and premiums from universal and interest-sensitive life insurance from premium income, and thus does not fully reflect SMC's cash flow from new business, the premium information contained in the following table is reported using statutory accounting principles which includes deposits on annuities and unit-linked policies and premiums from universal and interest-sensitive life insurance.

                                                                YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                      1996                1995                1994
                                                ----------------    ----------------    ----------------
                                                AMOUNT       %      AMOUNT       %      AMOUNT       %
                                                ------       -      ------       -      ------       -
                                                                 (DOLLARS IN THOUSANDS)
Currently marketed products:
  FPDAs.....................................    $37,322     47.7    $12,417     23.0    $50,421     85.7
  Universal and interest-sensitive life.....      5,384      6.9      2,044      3.8        279      0.4
  SPIAs.....................................      1,423      1.8      1,257      2.3         --       --
  Whole life................................      2,546      3.3        668      1.2         86      0.2
  Unit-linked products......................     16,902     21.6     31,793     58.8      1,715      2.9
                                                -------    -----    -------    -----    -------    -----
                                                 63,577     81.3     48,179     89.1     52,501     89.4
Closed blocks:
  Annuities and life........................      9,230      6.5      5,906     10.9      6,364     10.8
  Net effect of financial reinsurance.......      5,182      6.6         --       --         --       --
  Recapture of National Mutual..............      4,373      5.6         --       --         --       --
                                                -------    -----    -------    -----    -------    -----
                                                 18,942     18.7      5,906     10.9      6,364     10.8
                                                -------    -----    -------    -----    -------    -----
                                                $82,362    100.0    $54,085    100.0    $58,865    100.0
                                                =======    =====    =======    =====    =======    =====

     FPDA sales declined in 1995 reflecting competitive pressures due to Standard Life not matching other insurer's higher interest crediting and commission rates. Additionally, in order to reduce surplus strain Standard Life began ceding a portion of its new annuity business to an unaffiliated reinsurer effective January 1, 1995, which further reduced FPDA sales revenues by $20,089,762 in 1995. Deposits from unit-linked products increased in 1995 as a result of the resumption by Standard Management International of the sale of new policies in 1994.

     FPDA sales increased in 1996 partially due to an aggressive marketing campaign implemented by Standard Life with increased interest crediting rates. Standard Life also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement, under which 70% of a portion of Standard Life's annuity business pursuant to the terms of the agreement produced after December 31, 1994 was ceded, to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the additional surplus resulting from the sale of First International. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $8,907,460 in the year ended December 31, 1996.

     The increase in closed blocks annuities and life products is primarily due to reinsurance premium assumed from GIAC and the acquisition of Shelby Life effective November 1, 1996.

     The following table shows, on a GAAP basis, certain information for SMC as of the dates set forth below.

                                                                       AT DECEMBER 31,
                                                          ------------------------------------------
                                                             1996              1995           1994
                                                             ----              ----           ----
                                                                    (DOLLARS IN THOUSANDS)
Number of annuity contracts in force....................      13,221(1)         8,637          7,480
Interest-sensitive annuity and other financial product
  reserves, net of reinsurance ceded....................  $  333,633(1)      $212,500       $173,334
                                                          ----------         --------       --------
Number of life policies in force........................      76,219(2)        63,038(3)      40,317
Life insurance in force, net of reinsurance ceded.......  $1,367,675(2)      $826,296(3)    $787,414
                                                          ----------         --------       --------
Number of separate contracts (primarily unit-linked
  products).............................................       2,484            2,951          3,131
Total liabilities related to separate accounts
  (primarily unit-linked products)......................  $  128,546         $122,705       $ 94,301

-------------------------
(1) The number of annuity contracts in force and interest-sensitive annuity and other financial product reserves increased in 1996 primarily due to the increase in FPDA sales in 1996 and the Shelby Merger.

(2) The number of life policies and insurance in force has increased in 1996, as a result of the Shelby Merger. Shelby Life had 16,603 life policies and $617,688,000 insurance in force as of November 1, 1996.

(3) The number of life policies and insurance in force increased 26,522 and $219,663,000 in 1995, respectively, as a result of Standard Life's acquisition of Dixie National Life.

CURRENTLY MARKETED PRODUCTS

     The individual annuity business is a growing segment of the savings and retirement industry, which increased in sales from $1 billion in 1970 to more than $54 billion in 1990. The individual annuity market, which is SMC's primary target, comprises 42% of those sales. As the 76 million baby boomers born from 1946 through 1964 grow older, demand for insurance products is expected to grow. SMC believes that those seeking adequate retirement incomes will depend less and less on Social Security and their employers' retirement programs and more and more upon their own financial resources. Annuities currently enjoy an advantage over certain other saving mechanisms because the annuity buyer receives a tax-deferred accrual of interest on his investment during the accumulation period.

     Standard Life, Dixie National Life and Standard Management International all currently issue new policies. Standard Life emphasizes the issuance of FPDAs. Dixie National Life primarily sells "burial expense" life insurance policies. Standard Management International markets unit-linked products. Over 27% of all net premiums and deposits collected in 1996 by SMC from its currently marketed products arise from the sale of unit-linked products by Standard Management International. The balance is represented by the sales of whole life and universal and interest-sensitive life insurance products by Standard Life and Dixie National Life and Standard Life's FPDAs. The portfolio of products is continuously reviewed by management, and product features and terms are adjusted in response to market conditions in an effort to remain competitive.

     SMC's gross sales percentages by U.S. geographical region are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                         STATE                             1996        1995       1994
                         -----                             ----        ----       ----
Indiana................................................      18%        24%        30%
Ohio...................................................      16         22         18
Florida................................................      14         11         19
California.............................................      11          3          2
Michigan...............................................       6          4          5
All other states.......................................      35(1)      36         26
                                                            ---        ---        ---
Total..................................................     100%       100%       100%
                                                            ===        ===        ===

-------------------------
(1) No other state had gross sales greater than 4% for 1996.

     Standard Management International's products are sold primarily in Western Europe.

STANDARD LIFE PRODUCTS

     Flexible Premium Deferred Annuities. FPDAs provide for an initial deposit by an annuitant and optional additional deposits, the time and amount of which are at the discretion of the annuitant. Standard Life credits the account of the annuitant with earnings at interest rates which are revised periodically by Standard Life until the maturity date. These interest earnings are tax deferred. Revisions to interest rates on FPDAs are restricted by an initial crediting rate guaranteed for a specific period of time and a minimum crediting rate guaranteed for the term of the FPDA. At maturity, the annuitant can elect a lump sum cash payment of the accumulated value or one of the various payout options available. Standard Life's FPDAs also provide for penalty-free partial withdrawals of up to 10% annually of the accumulation value after the annuitant has held the FPDA for more than 12 months. In addition, the annuitant may surrender the FPDA at any time before the maturity date and receive the accumulated value, less any surrender charge then in effect for that contract. To protect holders of FPDAs from a sharp reduction in the credited interest rate after a FPDA is issued, Standard Life permits the FPDA holder of certain annuities to surrender the annuity during a specified period without incurring a surrender charge if the renewal crediting rate is below a stated level. This stated level of interest is referred to as the "bail-out rate" and is typically below the original crediting rate, but above the minimum guaranteed crediting rate.

     As of December 31, 1996, the crediting rates available on Standard Life's currently marketed FPDAs ranged from 6.8% to 8.1% (5.1% + 3% first year bonus), with new issues having an interest rate with a one year guarantee period. After the initial period, the crediting rate may be changed periodically, subject to minimum guaranteed rates from 3% to 4%. As of December 31, 1996, interest crediting rates after the initial guarantee period ranged from 5% to 6.75%. The surrender charge is initially 13% or 15% of the contract value depending on the product and decreases over the applicable penalty period of nine, ten or thirteen years. As of December 31, 1996, the bail out rate for Standard Life's FPDAs was 4.5%; most currently marketed products carry a bail out rate for only the first two years after issue.

     Whole Life Insurance. Standard Life offers two types of non-participating whole life policies: one in face amounts up to $10,000 (which is only issued upon conversion of other policies) and the other in face amounts up to $50,000. Whole life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The whole life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, whole life policies begin to accrue a cash value which can be made available to the policyholder net of taxes and withdrawal penalties.

     Single Premium Immediate Annuities. Standard Life offers a single premium immediate annuity ("SPIA"), whereby an annuitant purchases an immediate annuity with a one-time premium deposit at the time of issuance. Standard Life begins a payout stream shortly after the time of issuance consisting of principal value plus accumulated interest credited to such annuity. This product credits interest based on an investment portfolio earned rate assumption.

     Single Premium Universal Life. SPULs provide for an initial deposit, credit interest to account values and charge the account values for mortality and administrative costs. As of December 31, 1996, the current interest rate on new sales of SPULs is 7% with a guaranteed interest rate of 3%.

DIXIE NATIONAL LIFE PRODUCTS.

     Life insurance policies sold by Dixie National Life in the final expense, or burial, market include fixed premium interest sensitive policies that provide for increasing death benefits, as well as traditional whole life policies. These policies are designed to cover expenses such as funeral, last illness, monument and cemetery lot. The policies provide for a death benefit, generally not in excess of $10,000, and a level premium payment. The products include a cash value which may be borrowed by the policyholder. Dixie National Life's policies sold in other markets include interest sensitive and traditional whole life policies and forms of term policies. The interest sensitive whole life policies have a guaranteed interest rate of 5.5% on currently marketed products at December 31, 1996. The interest sensitive and whole life policies include cash values which may be borrowed by the policyholder. Dixie National Life issues polices on both a participating and non-participating basis.

STANDARD MANAGEMENT INTERNATIONAL PRODUCTS.

     Unit-linked Policies. Standard Management International currently writes unit-linked life products, which are similar to U.S. produced variable life products. Separate account assets and liabilities are maintained primarily for the exclusive benefits of universal life contracts and investment contracts of which the majority represents unit-linked business where benefit on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses within the separate accounts accrue directly to such policyholders. The fees received by Standard Management International for administrative and contract holder maintenance services performed for these separate accounts are included in SMC's statement of operations.

     In the past, Standard Management International also wrote investment contracts and universal life policies and to a lesser extent, traditional life. The investment contracts are mainly short term single premium endowments or temporary annuities under which fixed benefits are paid to the policyholder. The terms of these contracts are such that SMC has relatively small morbidity or mortality risk. The universal life contracts are mainly regular premium and single premium endowment. The benefits payable to the policyholders are directly linked to the investment performance of the underlying assets.

CLOSED BLOCKS

     The premiums received on the closed blocks were primarily from the ordinary and universal life business. This decline in premium income is expected as a result of policy lapses, surrenders and expiries from closed blocks of business.

     Ordinary Life. The ordinary life policies included in SMC's closed blocks are composed primarily of fixed premium, cash value whole life products. In addition, they include annually renewable term policies as well as five, ten and fifteen year level premium term policies.

     Universal Life. Certain closed blocks include universal life business. For this business, SMC credits deposits and interest to account values and charges the account values for mortality and administrative costs.

     Annuities. SMC's closed blocks of deferred annuities consist primarily of FPDAs and a small amount of single premium deferred annuities ("SPDAs") which, unlike FPDAs, do not provide for additional deposits. At December 31, 1996, these deferred annuities had crediting rates ranging from 5% to 5.5% and guaranteed minimum crediting rates ranging from 3% to 5.5%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. SMC's closed blocks of annuities include payout annuities. Payout annuities consist of those annuities whose benefits are being paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. SMC's crediting rates on payout annuities range from 5.5% to 6.5% and cannot be changed.

  Reinsurance.

     In connection with financial reinsurance, Dixie National Life terminated a reinsurance agreement with Crown Life Insurance Company and received redeemed premium income of $18,186,377 and entered into a financial reinsurance agreement with Cologne Life Reinsurance Company and added $13,091,290 of premium income in 1996. The policies subject to the recapture of the reinsurance agreement with National Mutual were primarily ordinary life policies. (See Business of SMC -- Reinsurance).

PRODUCT PROFITABILITY

     The profitability of the life insurance and annuity products depend to a significant degree on the maintenance of profit margins between investment results from invested assets and interest credited on insurance and annuity products. During 1996, such margins continued to be positive as a result of reductions in crediting rates in spite of a fluctuating interest rate environment.

     The long-term profitability of insurance products depends on the accuracy of the actuarial assumptions that underlie the pricing of such products. Actuarial calculations for such insurance products, and the ultimate profitability of such products, are based on four major factors: (i) persistency, (ii) mortality (iii) return on cash invested by the insurer during the life of the policy and (iv) expenses of acquiring and administering the policies.

     The average expected remaining life of Standard Life and Dixie National Life's ordinary life business in force at December 31, 1996 is 9 and 10.75 years, respectively. These calculations were determined based upon SMC's actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

     Policyholders sometimes do not pay premiums, thus causing their policies to lapse. For the years 1996, 1995 and 1994 Standard Life experienced total policy lapses of 6.3%, 5.1% and 6.3% of total policies in force at December 31 of each year, respectively. The American Council of Life Insurance 1996 Fact Book reported industry life insurance voluntary termination rates in 1996 of 17.1% for policies in force less than two years, 5.4% for policies in force for two years or more and 7.2% for all policies in force.

OPERATIONS

     SMC emphasizes a high level of service to agents and policyholders and strives to achieve low overhead costs. SMC's principal administrative departments are its financial, policyholder services and management information services ("MIS") departments. The financial department provides accounting, budgeting, tax, investment, financial reporting and actuarial services and establishes cost control systems for SMC. The policyholder services department reviews policy applications, issues and administers policies and authorizes disbursements related to claims and surrenders. MIS department oversees and administers SMC's information processing systems.

     SMC's administrative departments in the United States use a common integrated system that permits SMC to function more efficiently, control costs and maintain low overhead. SMC's management information services system is now servicing approximately 150,000 active and inactive policies. SMC is continually improving its MIS systems to provide for continued growth from acquisitions and sales. SMC's 1997 capital budget for systems improvements is $250,000. Also, SMC anticipates minimal expenditure to be required in the update of the MIS system for the year 2000.

     Standard Management International's administrative and management information services departments in Luxembourg are an autonomous unit from the systems in the United States. SMC is in the process of improving the MIS systems of Standard Management International and integrating them with the U.S. systems.

INVESTMENTS

     Investment activities are an integral part of SMC's business; investment income of SMC's insurance subsidiaries is an important part of its total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest yield on invested assets. Substantially all credited rates on FPDAs may be changed at least annually. As of December 31, 1996, the weighted average interest rate credited on SMC's interest-sensitive liability portfolio, excluding liabilities related to separate accounts, was approximately 5.35% per annum, and the average net yield of SMC's investment portfolio for the year ended December 31, 1996 was 7.36% for a spread of 2.01% at December 31, 1996, compared to 2.05% at December 31, 1995. The decrease in the net spread in 1996 is primarily attributable to sales of FPDAs in 1996 with higher and more competitive crediting interest rates. Increases or decreases in interest rates could increase or decrease the interest rate spread between investment yields and interest rates credited on insurance liabilities, which in turn could have a beneficial or adverse effect on the future profitability of SMC. Sales of fixed maturity securities that result in investment gains may also tend to decrease future interest rate spreads. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

     The following table shows SMC's pre-tax investment performance for the periods indicated.

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                               1996           1995           1994
                                                               ----           ----           ----
                                                                     (DOLLARS IN THOUSANDS)
Average invested assets(1)...............................    $285,186       $253,055       $221,138
Net investment income....................................      20,871         18,517         16,057
Weighted average annual yield(2).........................        7.32%          7.32%          7.26%
Net realized investment gains............................    $  1,302       $    688       $    558

-------------------------
(1) Average invested assets are computed by dividing the total of the amortized cost of investments at the beginning of the period plus the individual quarter-end balances by the number of quarterly periods plus one.

(2) The weighted average annual yield on SMC's investment portfolio for each period is computed by dividing net investment income (exclusive of realized and unrealized gains and losses) by average invested assets for such period.

     The following table shows the amortized cost, gross unrealized gain (loss) and estimated fair value of SMC's securities available for sale:

                                                                        DECEMBER 31, 1996
                                                        -------------------------------------------------
                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------     -----
                                                                     (DOLLARS IN THOUSANDS)
Fixed maturity securities:
  United States Treasury securities and obligations
     of United States government agencies...........    $ 20,753       $   51        $  420      $ 20,384
  Obligations of states and political
     subdivisions...................................       3,588          106            --         3,694
  Foreign government securities.....................      10,042           51           166         9,927
  Mortgage-backed securities........................      72,264          247           919        71,592
  Utilities.........................................      31,000          295           675        30,620
  Corporate bonds...................................     210,977        3,086         3,539       210,524
  Redeemable preferred stock........................         527           42            --           569
                                                        --------       ------        ------      --------
     Total fixed maturity securities................     349,151        3,878        $5,719       347,310
Equity securities...................................          58            4            --            62
                                                        --------       ------        ------      --------
     Total..........................................    $349,209       $3,882        $5,719      $347,372
                                                        ========       ======        ======      ========

                                                                        DECEMBER 31, 1995
                                                        -------------------------------------------------
                                                                       GROSS         GROSS
                                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------     -----
                                                                     (DOLLARS IN THOUSANDS)
Fixed maturity securities:
  United States Treasury securities and obligations
     of United States government agencies...........    $ 19,331       $  452        $   19      $ 19,764
  Obligations of states and political
     subdivisions...................................          60           --            --            60
  Foreign government securities.....................       5,056          118             3         5,171
  Mortgaged-backed securities.......................      45,161          417           416        45,162
  Utilities.........................................      23,916          462           186        24,192
  Corporate bonds...................................     132,119        7,281         1,657       137,743
                                                        --------       ------        ------      --------
     Total fixed maturity securities................     225,643        8,730         2,281       232,092
Equity securities...................................          52           --            --            52
                                                        --------       ------        ------      --------
     Total..........................................    $225,695       $8,730        $2,281      $232,144
                                                        ========       ======        ======      ========

     The fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit, and maturity of the investments.

     SMC balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. The "duration" of a security is the time-weighted present value of the security's cash flows and is used to measure a security's price sensitivity to changes in market interest rates. At December 31, 1996, the adjusted modified duration of fixed maturities and short-term investments for its U.S. insurance subsidiaries was 5.5 years compared to 5.4 years at December 31, 1995.

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 1996 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                             AMORTIZED       FAIR
                                                                COST         VALUE
                                                             ---------       -----
                                                             (DOLLARS IN THOUSANDS)
Due in one year or less..................................     $  7,418      $  7,435
Due after one year through five years....................       24,818        24,970
Due after five years through ten years...................      123,503       123,075
Due after ten years......................................      120,621       119,669
                                                              --------      --------
     Subtotal............................................      276,360       275,149
Redeemable preferred stock...............................          527           569
Mortgage-backed securities...............................       72,264        71,592
                                                              --------      --------
     Total fixed maturity securities.....................     $349,151      $347,310
                                                              ========      ========

     SMC's investment strategy is guided by strategic objectives established by the Investment Committee of the Board of Directors of Standard Life. SMC's major investment objectives are: (i) to ensure adequate safety of investments and to protect and enhance capital; (ii) to maximize after-tax return on investments;
(iii) to match the anticipated duration of investments with the anticipated duration of policy liabilities; and (iv) to provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment yield. Consistent with its strategy, SMC invests primarily in securities of the U.S. government and its agencies, investment grade utility and corporate debt securities and collateralized mortgage obligations ("CMOs"). From time to time when opportunities arise, however, below investment grade securities may be purchased. Protection against default risk is a primary consideration. SMC has determined it will not invest more than 7% of its bond portfolio in below investment grade securities.

     The following table sets forth the quality of SMC's fixed maturity securities as of December 31, 1996, classified in accordance with the ratings assigned by the National Association of Insurance Commissioners ("NAIC"):

                                                                 PERCENT OF FIXED
                      NAIC RATING (1)                           MATURITY SECURITIES
                      ---------------                           -------------------
1...........................................................             49%
2...........................................................             47
                                                                        ---
  Investment Grade..........................................             96
3-4.........................................................              4
5-6.........................................................             --
                                                                        ---
  Below Investment Grade....................................              4
                                                                        ---
     Total fixed maturity securities........................            100%
                                                                        ===

-------------------------
(1) The NAIC assigns securities quality ratings and uniform book values called "NAIC Designations," which are used by insurers when preparing their annual statements. The NAIC assigns ratings to publicly traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality.

     SMC engages Conseco Capital Management Inc. ("CCM"), a wholly owned subsidiary of Conseco, Inc., to manage SMC's invested assets (other than mortgage loans, policy loans, real estate and other invested assets), subject to the direction of SMC's investment committee. A quarterly fee equal to .035% of the total market value of the assets under management as of the end of each quarter is paid to CCM for its investment advisory services.

     Approximately 21% of SMC's fixed maturity securities at December 31, 1996 is comprised of mortgage-backed securities. Investments in mortgage-backed securities include CMOs and mortgage-backed pass-through securities. Approximately 79% of the book value of the mortgage-backed securities in SMC's portfolio are backed by an agency of the U.S. government (although generally not by the full faith and credit of the U.S. government) as to the full amount of both principal and interest. SMC closely monitors the market value of all investments within its mortgage-backed portfolio.

     The following table summarizes SMC's mortgage-backed securities at December 31, 1996:

                                                                                         ESTIMATED
                                                     % OF                     % OF       AVG. LIFE     AVG. TERM
                                        BOOK        FIXED        FAIR        FIXED           OF         TO FINAL
                                        VALUE     MATURITIES     VALUE     MATURITIES    INVESTMENT     MATURITY
                                        -----     ----------     -----     ----------    ----------    ---------
                                                                 (DOLLARS IN THOUSANDS)
                                                                                         (IN YEARS)    (IN YEARS)
Agency CMOs:
  Planned and target amortization
     classes.......................    $23,371        6.7       $22,827        6.6           6.7          25.2
  Sequential and support classes...      1,417         .4         1,456         .4           7.3          22.1
                                       -------       ----       -------       ----          ----          ----
     Total.........................     24,788        7.1        24,282        7.0           6.7          25.0
Non-agency CMOs:
  Planned amortization classes.....      1,492         .4         1,448         .4          10.8          27.0
  Sequential classes...............     13,673        3.9        13,550        3.9           8.2          22.2
                                       -------       ----       -------       ----          ----          ----
     Total.........................     15,165        4.3        14,998        4.3           8.5          22.7
                                       -------       ----       -------       ----          ----          ----
Total CMOs.........................     39,953       11.4        39,280       11.3           7.4          24.1
Agency mortgage-backed pass-through
  securities.......................     32,311        9.3        32,312        9.3           7.2          17.4
                                       -------       ----       -------       ----          ----          ----
     Total mortgage-backed
       securities..................    $72,264       20.7       $71,592       20.6           7.3          21.0
                                       =======       ====       =======       ====          ====          ====

     The market values for SMC's mortgage-backed securities were determined from broker-dealer market makers, internally developed methods and nationally recognized statistical rating organizations.

     Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. SMC has addressed this risk of prepayment risk by investing 34% of its mortgage-backed investment portfolio in planned and target amortization classes. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes"). Mortgage-backed pass-through securities, "sequential" and support class CMOs, comprising approximately 66% of the book value of SMC's mortgage-backed securities at December 31, 1996, are more sensitive to this prepayment risk.

SEPARATE ACCOUNTS

     Separate account assets and liabilities are maintained primarily for universal life contracts of which the majority represents unit-linked business where benefits on surrender and maturity are not guaranteed; also there are investment contracts under which fixed benefits are paid to the policyholder and the terms of which are such that there is little or no mortality risk. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses accrue directly to such policyholders.

UNDERWRITING

     Premiums charged on insurance products are based in part on assumptions about the incidence and timing of insurance claims. SMC has adopted and follows underwriting procedures for both its whole life and universal life insurance policies. To implement these procedures, SMC employs a professional underwriting staff. All underwriting decisions are made in SMC's home office. To the extent that an applicant does not meet SMC's underwriting standards for issuance of a policy at the standard risk classifications, SMC may rate or decline the application. Underwriting with respect to FPDAs is minimal. No underwriting procedures are applied to Standard Life's $10,000 conversion policy or Standard Management International's unit-linked business.

     Traditional underwriting procedures are not applied to policies acquired in blocks. In these cases, SMC reviews the mortality experience for recent years and compares actual experience to that assumed in the actuarial projections for the acquired policies.

RESERVES

     In accordance with applicable insurance laws, SMC's insurance subsidiaries have established and carry as liabilities in their statutory financial statements actuarially determined reserves to satisfy their respective annuity contract and life insurance policy obligations. Reserves, together with premiums to be received on outstanding policies and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality tables and interest rates.

     The reserves recorded in the consolidated financial statements included elsewhere herein are calculated based on GAAP and differ from those specified by the laws of the various states and recorded in the statutory financial statements of SMC's insurance subsidiaries. These differences arise from the use of different mortality tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business. See Note 1 of the Notes to the Consolidated Financial Statements for certain additional information regarding reserve assumptions under GAAP.

     To determine policy benefit reserves for its life insurance and annuity products, SMC performs periodic studies to compare current experience for mortality, interest and lapse rates with projected experience used in calculating the reserves. Differences are reflected currently in earnings for each period. SMC historically has not experienced significant adverse deviations from its assumptions.

REINSURANCE

     Consistent with the general practice of the life insurance industry, SMC has reinsured portions of the coverage provided by its insurance products with other insurance companies under agreements of indemnity reinsurance. Prior to January 1, 1995, reinsurance was not maintained with respect to SMC's currently marketed annuity products. The policy risk retention limit on the life of any one individual does not exceed $150,000.

     Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a particular risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the primary liability of the original insurer to the insured, but it is the practice of insurers (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable.

     Reinsurance ceded on life insurance policies to unaffiliated companies by SMC in 1996, 1995 and 1994 represented 57.6%, 68.8% and 75.4%, respectively, of gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies by SMC (other than GIAC) in 1996, 1995 and 1994 represented .02%, .04% and .05% of net combined individual life insurance in force, respectively. SMC cedes reinsurance to numerous reinsurers. At December 31, 1996, approximately $477,980,000 of the face value of life policies had been ceded to The Lincoln National Life Insurance Company ("Lincoln National"), with $203,097,000 ceded to Security Life of Denver Insurance Company ("Security Life") and $191,813,000 ceded to The Mercantile and General Reinsurance Company ("Mercantile"). Lincoln National is the lead reinsurer with a total of 29.3% of total reinsurance ceded with Security Life and Mercantile each accounting for 12.4% and 11.7%, respectively of total reinsurance ceded by SMC's life insurance subsidiaries at December 31, 1996. The amount of life insurance business ceded to any other reinsurer is not material. Of SMC's total life insurance in force at December 31, 1996 that is reinsured, 100.0% is ceded to insurers rated "A" or better by A.M. Best. SMC historically has not experienced any material losses in collection of reinsurance receivables.

     Commencing January 1, 1995, SMC began to reinsure a portion of its annuity business. The primary purposes of the reinsurance agreement were to limit the net loss arising from large risks, maintain SMC's exposure to loss within capital resources, and provide additional capacity for future growth. Furthermore, these reinsurance agreements have allowed SMC to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on the amount of its statutory capital and surplus. SMC's largest annuity reinsurer at December 31, 1996, Winterthur Life Re Insurance Company ("Winterthur"), is rated "A" (Excellent) by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70% of certain of Standard Life's annuity business produced was ceded. SMC decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies in certain circumstances. At December 31, 1996, total annuity resources ceded to Winterthur amounted to $26,138,000.

     On March 18, 1996, Standard Life completed the sale of First International to GIAC. Standard Life received sale proceeds of approximately $11,493,000 including $1,500,000 for the charter and licenses associated with First International and $1,800,000 of reinsurance ceding commissions. Standard Life realized a net pretax gain of $1,041,692 and a tax benefit of $1,420,000 on the sale. First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to continue to receive the profit stream from the majority of First International's inforce business effective January 1, 1996.

     All the inforce business of First International effective January 1, 1996 was ceded to GIAC through a coinsurance indemnity reinsurance agreement. Under the terms of the agreement, approximately $18,841,000 of First International's reserves and the related assets were ceded to GIAC as of January 1,1996. The inforce business related to this automatic coinsurance indemnity reinsurance agreement is comprised of the following two blocks; ("Block I") -- ordinary life policies (issued in New York and New Jersey), universal life, immediate and deferred annuities (issued in New York, New Jersey and Vermont), supplemental contracts and group waivers, and ("Block II") -- ordinary life policies (not issued in New York and New Jersey) issued prior to 1989, and term life policies (issued in New York, New Jersey and Vermont) issued after 1988.

     Effective at January 1, 1996, GIAC entered into a modified coinsurance indemnity reinsurance agreement with Standard Life with respect to Blocks I and
II. Under the terms of the agreement, approximately $18,841,000 of Standard Life's reserves were assumed from GIAC as of January 1, 1996. Standard Life incurs experience rating refunds to GIAC on Block I. There is no experience rating refund on Block II.

     As part of the acquisition of First International by SMC in 1992, Standard Life entered into an indemnity reinsurance agreement with First International effective July 1, 1992. This business was subsequently assumed by Standard Life effective January 1, 1993. At the date of the sale of First International to GIAC, Standard Life ceded this block of business with policy reserves of $12,514,000 and related assets to GIAC, pursuant to an automatic coinsurance indemnity reinsurance agreement. This block of business ("Block III") consisted of term life policies (not issued in New York, New Jersey or Vermont) issued after 1988 and immediate and deferred annuities (not issued in New York, New Jersey and Vermont) and lottery annuities. Standard Life will continue to receive profits from Block III through experience rating refunds from GIAC on Block III.

     Standard Life received an administration fee of $316,000 for the year ended December 31, 1996 from First International for the administration of the Block I and Block II policies that were in force at the time of the sale of First International.

     SMC decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance and Salamandra, and to not renew the Barbados license of Standard Reinsurance. This resulted in the termination of Standard Reinsurance's operations and the write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $155,856.

     Standard Life terminated by recapture in May 1996 the reinsurance agreement with National Mutual. Standard Life received assets of $5,200,554 and liabilities of $4,953,055, primarily ordinary life policies. In connection with this transaction, Standard Life collected administration fees of $375,000 related to services provided in prior years that had not been recorded previously due to the uncertainty as to its collection. This administration fee income and premium income recorded in connection with the recapture will not recur in the future.

     In order to write an increasing amount of new business while continuing to meet the statutory requirements of the states in which it conducts its insurance operations, it has been necessary for Dixie National Life to utilize various forms of surplus relief. The principal source of surplus relief since 1989 has been financial reinsurance agreements, which for GAAP purposes are treated as financing arrangements, but for statutory accounting purposes provide reserve credits that, in equal amount, increase statutory surplus. Dixie National Life has a financial reinsurance agreement that entitles it to a credit to its statutory reserves of $1,500,000 at December 31, 1996, with the amount of the credit decreasing each quarter by the amount of profit generated to Dixie National Life by the underlying block of business.

COMPETITION

     The life insurance industry is highly competitive and consists of a large number of both stock and mutual insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by SMC. There are approximately 2,000 life insurance companies in the United States which may offer insurance products similar to those marketed by SMC. Competition within the life insurance industry occurs on the basis of, among other things, product features such as price and interest rates, perceived financial stability of the insurer, policyholder service, name recognition and ratings assigned by insurance rating organizations. Additionally, when SMC bids on companies it wishes to acquire, it typically is in competition with other entities.

     SMC must also compete with other insurers to attract and retain the allegiance of agents. SMC believes it has been successful in attracting and retaining agents because it has been able to offer a competitive package of innovative products, competitive commission structures, prompt policy issuance and responsive policyholder service. Because most annuity business written by life companies is through agents, management believes that competition centers more on the strength of the agent relationship rather than on the identity of the insurer.

     Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries that are marketing insurance products and that offer competing products such as savings accounts and securities. A change in legislation may increase interest on the part of banks to begin selling annuities or to expand their existing efforts to sell annuities. The decision could result in a partial shift in the distribution of annuities from insurance agents to national banks, which, in turn, could result in a decrease in sales for SMC, or it could result in an increase in the number of annuities sold because of distribution through national banks (or securities firms), which could result in new distribution opportunities for SMC.

     Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. Standard Life and Dixie National Life have a rating of "B" and "B-", respectively by A.M. Best, an insurance rating organization. A rating of "B" or "B-" is assigned by A.M. Best to companies which, in their opinion, have achieved adequate overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Generally, rating agencies base their ratings on information furnished to them by the issuer and on investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgement of the rating agency, circumstances so warrant. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on Standard Life and Dixie National Life's business, management believes that Standard Life and Dixie National Life are able to compete on the basis of their competitive crediting rates, asset quality, strong relations with their independent agents and the quality of service to their policyholders.

FEDERAL INCOME TAXATION

     The life insurance and annuity products marketed and issued by Standard Life and Dixie National Life generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Life insurance benefits which accrue prior to the death of the policyholder and annuity benefits are generally not taxable until paid and life insurance death benefits are generally exempt from income tax. The tax advantage for life insurance and annuity products is provided in the Internal Revenue Code ("IRC"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

     SMC, Standard Marketing and other U.S. non-insurance subsidiaries file a consolidated return for federal income tax purposes. Standard Life and Dixie National Life, as life insurance companies, file separate federal income tax returns. As of December 31, 1996, SMC, Standard Marketing and other U.S. non-insurance subsidiaries had consolidated net operating loss carryforwards of approximately $8,600,000 for tax return purposes which expire from 2005 to 2011.

     At December 31, 1996, Standard Life had tax return net operating loss carry forwards of approximately $1,400,000, which expire in 2004 and 2005. As a result of changes in ownership of SMC and Standard Life, use of the loss carry forwards of Standard Life are subject to annual limitations. The maximum tax return operating loss carryforwards available for use by Standard Life in any one year are approximately $300,000.

     At December 31, 1996, Dixie National Life had tax return net operating loss carryforwards of approximately $5,800,000, which expire in 2010 and 2011.

     Standard Management International is a Luxembourg holding company which is currently exempt from Luxembourg income tax. Premier Life (Bermuda) is exempt from income tax until March 2016 pursuant to a decree from the Minister of Finance. Premier Life (Luxembourg) is subject to Luxembourg income taxation (statutory corporate rate of 39.39%) and a capital tax of approximately 1% of its net equity. At December 31, 1996, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $5,900,000, all of which may be carried forward indefinitely. To the extent that such income is taxable under U.S. law, such income will be included in SMC's consolidated return.

INFLATION

     The primary direct effect on SMC of inflation is the increase in operating expenses. A large portion of SMC's operating expenses consists of salaries which are subject to wage increases at least partly affected by the rate of inflation. SMC attempts to minimize the impact of inflation on operating expenses through programs to improve productivity.

     The rate of inflation also has an indirect effect on SMC. To the extent that the government's economic policy to control the level of inflation results in changes in interest rates, SMC's new sales of insurance products and investment income are affected. Changes in the level of interest rates also have an effect on interest spreads, as investment earnings are reinvested.

FOREIGN OPERATIONS AND CURRENCY RISK

     SMC's foreign operations represent the Standard Management International group which consists of a Luxembourg holding company and two life insurance subsidiaries: Premier Life (Luxembourg) and Premier Life (Bermuda). Standard Management International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives.

     Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg)'s stockholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge it's translation risk because its stockholder's equity will remain in Luxembourg francs for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated. At December 31, 1996, there is an unrealized gain from foreign currency translation adjustment of $691,000.

     Due to the nature of unit-linked products issued by Standard Management International, which represent over 91% of the Standard Management International portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short term investments and fixed maturity securities. These short term investments and fixed maturity securities are normally only bought and/or disposed of on the advice of independent consulting actuaries who perform an annual exercise comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material foreign currency mismatches are then covered by buying and/or selling the securities as appropriate.

REGULATORY FACTORS

     SMC's insurance subsidiaries are subject to regulation by the insurance regulatory authorities in the jurisdictions in which they are domiciled and the insurance regulatory bodies in the other jurisdictions in which they are licensed to sell insurance. The purpose of such regulation is primarily to ensure the financial stability of insurance companies and to provide safeguards for policyholders rather than to protect the interest of stockholders. The insurance laws of various jurisdictions establish regulatory agencies with broad administrative powers relating to the licensing of insurers and their agents, the regulation of trade practices, management agreements, the types of permitted investments and maximum concentration, deposits of securities, the form and content of financial statements, rates charged by insurance companies, sales literature and insurance policies, accounting practices and the maintenance of specified reserves, capital and surplus. Each of SMC's insurance subsidiaries is required to file detailed periodic financial reports with supervisory agencies in certain of the jurisdictions in which they do business.

     Most states have enacted legislation regulating insurance holding companies. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain intercompany transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of certain material intercompany transfers of assets within the holding company structure.

     As a holding company, Standard Management's ability to pay operating expenses and meet debt service obligations if any, depends on the receipt of sufficient funds, primarily through management fees, rental income, dividends and interest payments on its Surplus Debentures from its subsidiaries. Subject to the restrictions described below, Standard Management may receive dividends from its direct subsidiaries,

Standard Life, Standard Management International and Standard Marketing. Dixie National Life is a subsidiary of Standard Life. Accordingly, any dividends paid by Dixie National Life to Standard Life may be paid to Standard Management only if Standard Life is entitled to pay dividends to Standard Management.

     Under Indiana insurance law, Standard Life may not enter into certain transactions, including management agreements and service contracts, with members of its insurance holding company system, including Standard Management, unless Standard Life has notified the Indiana Department of Insurance of its intention to enter into such transactions and the Indiana Department of Insurance has not disapproved of them within the period specified by Indiana law. Among other things, such transactions are subject to the requirement that their terms be fair and reasonable and that the charges or fees for services performed be reasonable.

     Pursuant to the management services agreement with Standard Management, Standard Life paid Standard Management a monthly fee of $150,000 during 1996 and 1995 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Management service agreements between Standard Life and Dixie National Life, which currently require a monthly payment of $100,000 have been approved by the Mississippi Department of Insurance. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi departments of insurance in the event of financial hardship of Standard Life or Dixie National Life. The management service agreement between Standard Management and Standard Life has been renegotiated to increase the monthly fee to $166,667 (annual fee of $2,000,000) in 1997. This amended management service agreement has been approved by the Commissioner of the Indiana Department of Insurance.

     Dividends by Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Also, regulatory approval is required when dividends to be paid exceed unassigned surplus. For the year ended December 31, 1996, Standard Life reported statutory net gain from operations of $1,427,300, statutory surplus of $22,969,666 and unassigned surplus of, $1,139,659. Standard Life anticipates paying dividends of approximately $1,600,000 in 1997 and the approval of the Commissioner of the Indiana Department of Insurance may be required. Standard Life has declared a dividend of $1,000,000 to be paid in April 1997.

     The Indiana insurance laws and regulations require that the statutory surplus of Standard Life following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. The Indiana Department of Insurance may bring an action to enjoin or rescind the payment of a dividend or distribution by Standard Life that would cause its statutory surplus to be unreasonable or inadequate under this standard.

     Under Luxembourg law, Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1996 and 1995 due to accumulated losses, and none are anticipated in 1997. Premier Life (Bermuda) did not pay dividends in 1996 and 1995. Pursuant to the management services agreement with Standard Management, Premier Life (Luxembourg) paid Standard Management a management fee of $100,000 per year during 1996 and 1995 for certain management and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg).

     Most states, including Indiana, require administrative approval of the acquisition of 10% or more of the outstanding shares of an insurance company incorporated in the state or the acquisition of 10% or more of the outstanding shares of an insurance holding company whose insurance subsidiary is incorporated in the state. The request for approval must be accompanied by detailed information concerning the acquiring parties and the plan of acquisition. The acquisition of 10% of such shares is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes. However, in many states the insurance authorities may find that "control" in fact does or does not exist in circumstances in which a person owns or controls either a lesser or a greater amount of securities.

     In some instances many state regulatory authorities require deposits of assets for the protection of policyholders either in those states or for all policyholders. At December 31, 1996, securities representing approximately 4% of the book value of SMC's U.S. insurance subsidiaries' invested assets were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards that the particular state has established. Assets of Standard Management International of $7,750,000 at December 31, 1996 were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.

     In recent years, the NAIC and state insurance regulators have reexamined existing laws and regulations and their application to insurance companies. This reexamination has focused on insurance company investment and solvency issues, risk-based capital guidelines, assumption reinsurance, interpretations of existing laws, the development of new laws, the interpretation of nonstatutory guidelines, the standardization of statutory accounting rules and the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model NAIC laws on specific topics such as holding company regulations and the definition of extraordinary dividends. It is not possible to predict the future impact of changing state regulation on the operations of SMC.

     The NAIC, as well as Indiana and Mississippi, has adopted RBC requirements for U.S. life/health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. The RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally. In addition, the formula defines minimum capital standards that supplement the previously existing system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. If a company's RBC ratio is in the Company Action Level range defined as an RBC ratio of 1.5-2, the company must submit a plan to improve its RBC ratio. The Regulatory Action Level range defined as an RBC ratio of 1-1.5 provides that regulators will order corrective actions. At the Authorized Control Level range defined as an RBC ratio of 0.7-1, regulators are authorized to take control of the company. Finally, at the Mandatory Control Level defined as ratios below 0.7, regulators must take over the company. The RBC ratios of SMC's U.S. insurance subsidiaries are all in excess of 4 at December 31, 1996. However, should the insurance subsidiaries' RBC position decline in the future, the insurance subsidiaries' continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected could be affected.

     SMC attempts to manage its assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of its policyholder liabilities. The cash flows of SMC's liabilities are affected by actual maturities, surrender experience and credited interest rates. SMC periodically performs cash flow studies under various interest rate scenarios to evaluate the adequacy of expected cash flows from its assets to meet the expected cash requirements of its liabilities. SMC utilizes these studies to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. Because of the significant uncertainties involved in the estimation of asset and liability cash flows, there can be no assurance that SMC will be able to effectively manage the relationship between its asset and liability cash flows.

     In December 1995, the NAIC passed a model law for disclosure in life insurance policy illustrations which became effective on January 1, 1997. This law is not anticipated to have a significant effect on SMC. New rules adopted by the NAIC are effective only to the extent adopted by the states in which SMC operates, and it is not possible to predict the future impact of changing state and federal regulation on the operations of SMC.

     The statutory filings of SMC's insurance subsidiaries require classifications of investments and the establishment of an AVR, an account designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. The AVR account consists of two main components: a "default component" to provide for future credit-related losses on fixed income investments and an "equity component" to provide for losses on all types of equity investments, including real estate. The NAIC requires an additional reserve, called the IMR, which consists of the portion of realized capital gains and losses from the sale of fixed income securities attributable to changes in interest rates. The IMR, is required to be amortized against earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. These regulations affect the ability of SMC's insurance subsidiaries to reflect future investment gains and losses in current period statutory earnings and surplus.

     The amounts related to AVR and IMR for the insurance subsidiaries at December 31, 1996 are summarized as follows:

                                                                  MAXIMUM
                                                         AVR        AVR       IMR
                                                         ---      -------     ---
                                                          (DOLLARS IN THOUSANDS)
Standard Life.......................................    $3,553    $6,193     $8,418
Dixie National Life.................................       213       404         81

     The annual addition to the AVR for 1996 is 20% of the maximum reserve over the accumulated balance. If the calculated reserve with current year additions exceeds the maximum reserve amount, the reserve is reduced to the maximum amount. For the year ended December 31, 1996, SMC's U.S. subsidiaries each made the required contribution to the AVR .

     Most jurisdictions require insurance companies to participate in guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments based on annual direct premiums written in that jurisdiction to pay such claims, if any. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future state premium taxes. The incurrence and amount of such assessments have increased in recent years and may increase further in future years. Standard Life and Dixie National Life were assessed, and paid, $144,000 and $63,000 for the year ended December 31, 1996, respectively. The likelihood and amount of all future assessments cannot be reasonably estimated and are beyond the control of SMC.

     As part of their routine regulatory oversight process, approximately once every three to five years state insurance departments conduct periodic detailed examinations ("Examinations") of the books, records and accounts of insurance companies domiciled in their states. Standard Life underwent an Examination during 1996 for the five-year period ended December 31, 1995. The final report on such examination has been issued by the Indiana Department of Insurance and did not raise any significant issues. The Mississippi Department of Insurance concluded the Report of Examination of Dixie National Life for the period of January 1, 1991 through December 31, 1994 on October 18, 1995 and did not raise any significant issues.

     Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies are investigating the current condition of the insurance industry (encompassing both life and health and property and casualty insurance) in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. Congress is currently conducting a variety of hearings relating in general to insurers. It is not possible to predict the outcome of any such congressional activity nor the potential effects thereof on SMC.

     Congressional initiatives have been introduced which are directed at repeal of the McCarran-Ferguson Act (which exempts the "business of insurance" from most federal laws to the extent it is subject to state regulation), and judicial decisions have been issued which narrow the definition of "business of insurance" for

McCarran-Ferguson Act purposes. Current and proposed federal measures which may also significantly affect the insurance industry including removal of barriers preventing banks from engaging in the insurance business.

EMPLOYEES

     As of December 31, 1996, SMC had 87 employees: Standard Life had 55 employees, Standard Management International had 11 employees (3 of whom are covered by a collective bargaining agreement), Standard Marketing had 11 employees, and Standard Management had 10 employees. Dixie National Life has no current direct employees, which is consistent with SMC's management technique of eliminating an acquired company's staff and replacing them with its own employees. SMC believes that its future success will depend, in part, on its ability to continue to attract and retain highly-skilled technical, marketing, support and management personnel. Management believes that it has excellent relations with its employees.

ITEM 2. PROPERTIES

     SMC leases approximately 31,000 square feet in an office building located at 9100 Keystone Crossing, Indianapolis, Indiana, under the terms of a lease which expires on June 1, 2001. SMC entered into a lease on March 31, 1997, for approximately 16,000 square feet in a warehouse located at 2525 North Shadeland, Indianapolis, Indiana, under the terms of a lease which expires on September 30, 1999.

     Standard Management International entered into a lease on March 15, 1996 for approximately 3,000 square feet in an office building located at 1, rue Emile Bian, L-1235 Luxembourg, Luxembourg, under the terms of a lease which expires on December 15, 1997.

     Dixie National Life leases approximately 1,000 square feet in an office complex located at 855 South Pear Orchard Road, Suite 305, Ridgeland, Mississippi, under the terms of a lease which expires on December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

     SMC is involved in various legal proceedings in the normal course of business. In most cases, such proceedings involve claims under insurance policies or other contracts of SMC. The outcomes of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity, or future results of operations of SMC based on SMC's current understanding of the relevant facts and law.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

EXECUTIVE OFFICERS

     The following table sets forth information concerning each of SMC's executive officers:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Ronald D. Hunter.....................  45    Chairman of the Board, Chief Executive Officer and
                                             President
Stephen M. Coons.....................  55    Executive Vice President, General Counsel and Secretary
Raymond J. Ohlson....................  46    Executive Vice President and Chief Marketing Officer
John J. Quinn........................  49    Executive Vice President, Chief Financial Officer and
                                             Treasurer
Edward T. Stahl......................  50    Executive Vice President and Director of Corporate
                                             Development

     RONALD D. HUNTER: Mr. Hunter has been the Chairman of the Board, Chief Executive Officer and President of SMC since its formation in June 1989 and the Chairman of the Board and Chief Executive Officer of Standard Life since December 1987. Previously, Mr. Hunter held several management and sales positions in the life insurance industry with a number of companies including Conseco, Inc. (1981-1986),

Aetna Life & Casualty Company (1978-1981), United Home Life Insurance Company (1975-1977) and Prudential Life Insurance Company (1972-1975).

     STEPHEN M. COONS: Mr. Coons has been General Counsel and Executive Vice President of SMC since March 1993 and has been Secretary of SMC since March 1994. Mr. Coons also has been a director of SMC since August 1989. He was of counsel to the law firm of Coons, Maddox & Koeller from March 1993 to December 31, 1995. Prior to March 1993, Mr. Coons was a partner with the law firm of Coons & Saint. He has been practicing law for 25 years. Mr. Coons served as Indiana Securities Commissioner from 1978 to 1983.

     RAYMOND J. OHLSON: Mr. Ohlson has served as Executive Vice President and director of SMC since December 1993. He has served as President and director of Standard Marketing since August 1991. Since June 1993, Mr. Ohlson has served as President of Standard Life. Mr. Ohlson entered the life insurance business in 1971. While still in college, Mr. Ohlson qualified for the Million Dollar Round Table and is now a life member. He earned his CLU designation in 1980. Mr. Ohlson owned and operated Ohlson & Associates, an independent insurance marketing organization, from 1984 to April 1, 1994, when the assets of Ohlson & Associates were acquired by Standard Marketing.

     JOHN J. QUINN: Mr. Quinn has served as Executive Vice President, Chief Financial Officer and Treasurer of SMC since June 1993, and as a Director since August 1993. For 24 years prior to June 1993, Mr. Quinn was employed by Ernst & Young as an auditor specializing in the insurance industry. He was named Partner in 1981 and was Chairman of Ernst & Young's Insurance Industry Practice in Indiana from 1989 to 1993. Mr. Quinn is a CPA, a CLU and a Fellow of the Life Management Institute ("FLMI"). Mr. Quinn has been appointed as the Commissioner of the Indiana Department of Insurance. In connection with that appointment, he gave notice in the first quarter of 1997 he will be terminating his employment at SMC.

     EDWARD T. STAHL: Mr. Stahl, has been an Executive Vice President of SMC since its formation, has been a director of SMC since July 1989 (except for the period from January 12, 1990 to May 21, 1990) and has served as Director of Corporate Development since June 1993. Mr. Stahl was Secretary of SMC from June 1989 to March 1994. Mr. Stahl was President and Chief Operations Officer of Standard Life from May 1988 to June 1993. He has been a director of Standard Life since December 1987, and Executive Vice President and Secretary since June 1993. Mr. Stahl has served in various capacities in the insurance industry since 1966. He earned his FLMI designation in 1981, and is a member of several insurance associations.

                                    PART II

ITEM 5. MARKET FOR SMC COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     SMC Common Stock trades on Nasdaq under the symbol "SMAN." The following table sets forth, for the periods indicated, the range of the high and low sales prices of SMC Common Stock as reported by Nasdaq (after adjustment for the May 17, 1996 5% stock dividend). SMC has never paid dividends on its Common Stock. At the close of business on March 28, 1997 there were approximately 3,200 holders of record of the outstanding shares of SMC Common Stock. Although SMC Common Stock is traded on Nasdaq, no assurance can be given as to the trading volume or the market price on SMC Common Stock.

                                                                     SMC
                                                                COMMON STOCK
                                                             -------------------
                                                              HIGH         LOW
                                                              ----         ---
1995
  Quarter ended March 31, 1995.............................  $4.881       $2.857
  Quarter ended June 30, 1995..............................   4.881        3.571
  Quarter ended September 30, 1995.........................   6.071        4.286
  Quarter ended December 31, 1995..........................   4.881        4.167
1996
  Quarter ended March 31, 1996.............................   4.524        3.571
  Quarter ended June 30, 1996..............................   4.881        3.750
  Quarter ended September 30, 1996.........................   5.500        4.000
  Quarter ended December 31, 1996..........................   5.375        4.000

ITEM 6. SMC SELECTED HISTORICAL FINANCIAL DATA (A)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The selected historical financial data of SMC set forth below at and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 were derived from audited consolidated financial statements of SMC. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the SMC Consolidated Financial Statements and related notes thereto, each included elsewhere herein.

                                                                   YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                              1996           1995           1994           1993           1992
                                              ----           ----           ----           ----           ----
STATEMENT OF
  OPERATIONS DATA:
Premium income............................    $10,468(d)     $ 5,504        $ 4,565        $ 5,511        $ 4,140
Investment Activity:
  Net investment income...................     20,871         18,517         16,057         12,171          9,406
  Net realized investment gains...........      1,302            688            558          6,980          1,726
Total revenues............................     40,682         30,238         26,518         26,542         15,873
Class action litigation and settlement
  costs (credit)..........................         --           (314)         4,018             47             --
Interest expense and financing costs......        805            118             47            519          1,628
Total benefits and expenses...............     36,772(d)      28,682         30,032         22,099         17,228
Income (loss) before income taxes,
  extraordinary gain (charge) and
  cumulative effect of change in
  accounting principle....................      3,910          1,556         (3,514)         4,443(h)      (1,354)(i)
Income (loss) before extraordinary gain
  (charge) and cumulative effect of change
  in accounting principle.................      4,512(e)       1,313         (3,436)         2,984(h)      (1,289)(i)(j)
Net income (loss).........................      5,014(f)       1,313         (3,436)         2,132         (1,400)(i)
PER SHARE DATA: (b)
Income (loss) per share before
  extraordinary gain (charge) and
  cumulative effect of change in
  accounting principle....................      $0.88(e)       $0.25         $(0.62)         $0.74(h)      $(0.74)(i)
Net income (loss).........................      $0.98(f)       $0.25         $(0.62)         $0.53(h)      $(0.80)(i)
Weighted average number of common and
  common equivalent shares outstanding....  5,250,094      5,345,937      5,504,039      4,013,893      1,756,894
Book value per common share outstanding at
  period end..............................      $7.99          $7.73          $4.27          $7.82          $3.22
Book value per common share outstanding,
  excluding unrealized gain (loss) on
  securities available for sale...........      $8.14(g)       $7.23(g)       $6.81(g)       $7.82          $3.22
Common shares outstanding at period end...  5,024,270      5,205,425      5,291,455      4,954,676      1,565,801
BALANCE SHEET DATA (AT PERIOD END):
Invested assets...........................   $370,138       $280,597       $224,926       $199,413       $153,106
Assets held in separate accounts..........    128,546        122,705         94,301        107,173             --
Total assets..............................    628,788        479,598        373,524        354,431        197,860
Long-term debt, notes payable and capital
  lease obligations.......................     20,697          4,191            695             --         20,750
Class S Cumulative Convertible Redeemable
  Preferred Stock.........................      1,757             --             --             --             --
Shareholders' equity......................     40,166         40,242         22,610         36,914          4,807
Ratio of debt to total
  capitalization(c).......................         36%             9%             3%            --             81%

                NOTES TO SMC SELECTED HISTORICAL FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(a) Comparison of consolidated financial information is significantly affected by the acquisitions of First International at June 30, 1992, Standard Management International effective December 31, 1993, Dixie National Life on October 2, 1995 and Shelby Life effective November 1, 1996. Refer to the notes to the consolidated financial statements included in SMC's Audited Consolidated Financial Statements, included elsewhere herein, for a description of business combinations.

(b) All applicable shares and per share amounts have been restated to reflect the May 17, 1996 5% stock dividend.

(c) Total capitalization is the sum of SMC's debt (long term debt, notes payable, capital lease obligations and redeemable preferred stock) and shareholders' equity.

(d) Includes recapture of premiums ceded and an increase in benefits due to an increase in reserves of $4,234 due to the termination and recapture of a reinsurance agreement with National Mutual Life Insurance Company. See "Business of SMC -- Reinsurance."

(e) Does not reflect extraordinary gain of $502 ($.10 per share) on early redemption of Class S Preferred Stock.

(f) Does not reflect preferred stock dividends of $208 ($.03 per share) on Class S Preferred Stock.

(g) Excludes the effect of reporting securities available for sale at fair value and recording the unrealized gain or loss on such securities as a component of shareholders' equity, net of tax and other adjustments, which SMC began to do in 1994. Such adjustments are in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as described in the notes to the consolidated financial statements included in SMC's Consolidated Financial Statements, included elsewhere herein.

(h) Before deduction of extraordinary charge of $1,301 ($.32 per share) on early extinguishment on long-term debt and cumulative effect of change in accounting principle of $449 ($.11 per share) from applying the new method of accounting for income taxes.

(i) Includes a $1,325 allowance for losses ($1,221 after taxes) to reflect the fair value of property collateralizing a $3,200 mortgage loan which was subsequently foreclosed.

(j) Before deduction of extraordinary charge of $110 ($.06 per share) to write-off unamortized deferred debt issuance costs in connection with retirement of previously outstanding debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion highlights the principal factors affecting the results of operations and the significant changes in balance sheet items of SMC on a consolidated basis for the periods listed as well as SMC's liquidity and capital resources. This discussion should be read in conjunction with the SMC Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

INTRODUCTION

     SMC acquired First International on July 10, 1992, Standard Management International on December 15, 1993, Dixie National Life on October 2, 1995 and Shelby Life on November 8, 1996. These acquisitions are accounted for using the purchase method of accounting (effective June 30, 1992 for the First International acquisition, December 31, 1993 for the Standard Management International acquisition, October 2, 1995 for the Dixie National Life acquisition and November 1, 1996 for the Shelby Life acquisition. Therefore, these subsidiaries are included in the SMC Consolidated Financial Statements commencing with their respective acquisition effective dates. SMC acquired a block of insurance liabilities and assets from The Midwest Life Insurance Company in Liquidation (the "Midwest Block") effective June 30, 1992, and it is included in the SMC Consolidated Financial Statements commencing with that date. SMC disposed of First International on March 18, 1996 (effective March 1, 1996) and terminated the operations of Standard Reinsurance on March 1, 1996.

     Product Profitability. Margins on life insurance and annuity products are affected by interest rate fluctuations. Rising interest rates would result in a decline in the market value of assets. However, as there are positive cash flows from renewal premiums, investment income and maturities of existing assets, the need for early disposition of investment assets to meet operating cash flow requirements would be unlikely. Rising interest rates would also result in available cash flows from maturities being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A sharp, sudden rise in the interest rate environment without a concurrent increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of surrenders would be to reduce earnings over the long term but to increase or decrease earnings in the period of the surrender to the extent surrender charges were applicable and differed from the write-off of related deferred acquisition costs or present value of future profits.

     When interest rates fall, SMC generally attempts to adjust the credited interest rates subject to competitive pressures. Although SMC believes that such strategies will continue to permit it to achieve a positive spread, a significant decline in the yield on SMC's investments could adversely affect the results of operations and financial condition of SMC.

     Purchased Insurance Business. In accordance with industry practice, when SMC purchased First International, the Midwest Block, Dixie National Life and Shelby Life, and recaptured a block of insurance from National Mutual on July 31, 1996, effective as of May 1, 1996 (the "National Mutual Block"), it assigned a portion of the purchase price, called the present value of future profits, to the right to receive future cash flows arising from existing insurance policies. This asset was recorded when the business was purchased at the value of projected future cash flows on existing policies, less a discount to present value. As future cash flows emerge, they are treated as a recovery of this asset. Therefore, if cash flows emerging from the purchased or recaptured business during a period exactly equal the projections, they are offset by that period's amortization of the cost of the policies purchased. In that event, the only income statement effect from the purchased business is the realization of the discount that was initially deducted from the asset to reflect its present value. Changes in the future annual amortization of this asset are not expected to have a significant effect on the results of operations, because the amount of amortization is expected to be equal to the profits emerging from the purchased policies, net of interest on the unrecovered present value of future profits balance. This asset is amortized over the expected life of the related policies purchased. Present value of future profits is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains.

     In selecting the interest rate to calculate the discounted present value of the projected future profits, SMC used the risk rate of return it needs to earn in order to invest in the business being acquired or recaptured.

     In determining this required rate of return, we consider the following factors:

     - The magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows (as described above).

     - Our cost of the capital required to fund the acquisition or recapture.

     - The likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws.

     - The acquired company's compatibility with other SMC activities that may favorably affect future cash flows.

     - The complexity of the acquired company or recaptured business.

     - Recent prices (i.e., discount rates used in determining valuations) paid by others to acquire or recapture similar blocks of business.

     The discount rate used to determine the present value of the projected future profits is used to determine the subsequent amortization of the cost of the purchased policies for acquisitions prior to November 19, 1992. For acquisitions subsequent to November 19, 1992, the discount rate used to amortize the unamortized balance of the present value of future profits is the crediting rate of the underlying policies.

     The discount rate selected may affect subsequent earnings in those instances where the purchase price of the policies exceeds the value of net assets acquired (including the value of future profits discounted at the selected interest rate). Selection of a lower (or higher) discount rate will increase (or decrease) the portion of the purchase price assigned to the present value of future cash flows and will result in an offsetting decrease (or increase) in the amount of the purchase price assigned to goodwill. The effect on subsequent earnings caused by this variation in purchase price allocation will depend on the characteristics of the policies purchased. For products where the profits emerge at relatively constant levels over an extended period of time (for example, most of SMC's immediate and deferred annuities), use of a lower rate may result in an increase in reported earnings in the early years after an acquisition followed by a decrease in earnings in later years. For products where profits emerge over a shorter period of time or in amounts that decrease over the life of the product (for example, ordinary and term life products), selection of a lower rate will generally result in a decrease in reported earnings in the early years after an acquisition followed by an increase in reported earnings in later years. For SMC, the majority of the cost of policies purchased relates to ordinary life products and the balance to deferred annuity products.

     The activity related to the present value of future profits of the business acquired for SMC is summarized as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                               1996         1995            1994
                                                               ----         ----            ----
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of year................................  $15,246      $ 8,299         $9,144
  Additions during the year from acquisitions and
     recaptures.............................................   10,723        7,901             --
  Deletions during the year from disposal of subsidiaries...     (733)          --             --
  Net amortization during the year..........................   (1,249)        (780)          (845)
  Adjustments relating to net unrealized (gains) loss on
     fixed maturities available for sale....................      194         (174)            --
                                                              -------      -------         ------
Balance at end of year......................................  $24,181      $15,246         $8,299
                                                              =======      =======         ======

     The percentage of future expected net amortization of the present value of future profits before the effect of net unrealized gains and losses, based on the present value of future profits at December 31, 1996 and current assumptions as to future events on all policies in force, will be between 6% and 8% in each of the years 1997 through 2001.

     The discount rate used to calculate the present value of future profits for business acquired prior to November 19, 1992, reflected in SMC's December 31, 1996 consolidated balance sheet ranged from 7.5% to 18%. SMC used a 15% discount rate to calculate the present value of future profits on the business of the Dixie National Life, Shelby Life and National Mutual acquisitions and recaptures.

     Acquisition of Blocks of Business. SMC's growth strategy includes the acquisition of in force blocks of business through assumption reinsurance agreements. The accounting recognition given these acquisitions is dependent upon the type of business acquired. FPDAs and payout annuities are recorded at full account value. Funds received are recorded as invested assets. The excess of the liabilities assumed over assets received is recorded as the present value of future profits and amortized in relation to expected gross profits.

     Produced Insurance Business. Insurance products generate two types of profit streams: (i) from the excess of investment income earned over that credited to the policyholder and (ii) from the excess of premiums received over costs incurred for policy issuance, administration and mortality. Costs incurred in issuing new policies are deferred and recorded as deferred acquisition costs ("DAC"), which are amortized using present value techniques so that profits are realized in proportion to premium revenue for certain products and estimated gross profits for certain other products. Profits from all of these elements are recognized over the lives of the policies; no profits are recorded at the time the policies are issued.

     Amortization of DAC was $1,221,000, $1,142,000 and $262,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in current year amortization expense resulted primarily from increased amortization of DAC as gross profits from business sold in recent years began to emerge. DAC of $18,078,000 at December 31, 1996 and additions to policy acquisition costs of $6,169,000 for business produced during the year ended December 31, 1996 are generally being amortized over the expected lives of the policies, a period of approximately 20 years, in a constant relationship to the present value of estimated future gross profits. Interest is being accreted at 7% during year 1 and 5% thereafter, the projected crediting rate on the policies. DAC is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains. The offset to these amounts is recorded directly to shareholders' equity, net of taxes. Future expected amortization of DAC for the next five years before the effect of net realized and unrealized gains and losses, based on DAC at December 31, 1996 and current assumptions, is as follows:

                                          1997        1998        1999        2000        2001
                                          ----        ----        ----        ----        ----
                                                         (DOLLARS IN THOUSANDS)
Gross amortization.................      $1,897      $1,938      $1,976      $1,932      $1,840
Interest accreted..................        (860)       (750)       (644)       (551)       (473)
                                         ------      ------      ------      ------      ------
Net amortization...................      $1,037      $1,188      $1,332      $1,381      $1,367
                                         ======      ======      ======      ======      ======

     The amounts included in the foregoing table do not include any amortization of DAC resulting from the sale of new products after December 31, 1996. Any changes in future annual amortization of this asset are not expected to have a significant effect on results of operations because the amount of amortization is expected to be proportionate to the profits from the produced policies, net of interest on DAC.

     Variances Between Actual and Expected Profits. Actual experience on purchased and produced insurance may vary from projections due to differences in renewal premiums collected, investment spreads, mortality costs, surrender benefits, persistency, administrative costs and other factors. Variances from original projections, whether positive or negative, are included in net income as they occur. To the extent that these variances indicate that future experience will differ from the estimated profits reflected in the capitalization and amortization of the cost of policies purchased or the cost of policies produced, current and future amortization rates may be adjusted.

     Accounting for Annuities and Universal and Interest-Sensitive Life Products. The Company primarily accounts for its annuity and universal and interest-sensitive life policy deposits in accordance with Statement of Financial Accounting Standards No. 97 ("SFAS No. 97"). "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments". Under SFAS No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Thereafter, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Revenues for annuities and universal and interest-sensitive life policies, other than certain non-interest sensitive annuities, consist of policy charges for surrenders and partial withdrawals, mortality and administration, and investment income earned. Such revenues do not include the annuity and universal and interest-sensitive life policy deposits. Expenses related to these products include interest credited to policyowner account balances, operating costs for policy administration, amortization of DAC and mortality costs in excess of account balances.

     Costs relating to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins. At the time of issuance, the acquisition expenses, approximately 10.25% of initial annuity premium deposits and (50%) of premiums from universal and interest-sensitive life products for SMC, are capitalized as DAC. In accordance with SFAS No. 97, DAC with interest is amortized over the lives of the policies in a constant relationship to the present value of estimated future gross profits.

     Unit-linked Product Accounting. Separate account assets and liabilities are maintained primarily for contracts of which the majority represents unit-linked products where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses accrue directly to such policyholders. SMC earns income from the investment management fee it charges on such unit-linked contracts, which range from .8% to 1.2% of the value of the underlying separate accounts.

DISCUSSION OF CHANGES IN THE CONSOLIDATED STATEMENT OF OPERATIONS FROM YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Operating Income. The income from operations (before net realized investment gains, gain on disposal of subsidiaries and reduction in accruals of certain legal expenses) was $1,421,000 in 1996, or $.29 per share, compared to $461,000 for 1995, or $.09 per share. The change resulted primarily from international operations producing income from operations of $1,218,000 compared to a loss of $(22,000) for 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1996 and 1995, and increased value of assets under management, coupled with a decrease in marketing costs in 1996 when compared to 1995. The income from operations in the United States decreased to $203,000 in 1996 compared to $483,000 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase Common Stock, Class S Preferred Stock and the purchase of Shelby Life and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

     Premium Income. Premium income is composed of premiums, including renewal premiums, received on ordinary life insurance policies. As noted above, SMC's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income for the 1996 was $10,468,000, an increase of $4,964,000 or 90% from $5,504,000 for 1995. This increase is mainly attributable to recapture of premiums ceded of $4,234,000 due to the termination and recapture of a reinsurance agreement with National Mutual and the inclusion of Dixie National Life and Shelby Life in the results of operations for periods after October 2, 1995 and November 1, 1996, respectively. These amounts offset the decline in premiums from the cession of a portion of First International's life insurance business and the regular policy lapses, surrenders and expiries in SMC's closed blocks of business.

     Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $42,347,000 compared to $17,524,000 for the years ended December 31, 1996 and 1995, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $51,254,000 for the year ended December 31, 1996 compared to $37,614,000 for the year ended December 31, 1995. The increase is the result of an aggressive marketing campaign implemented by Standard Life with increased crediting interest rates. Also contributing to the increase in premiums is the continued development of SMC's distribution system. Since SMC's operating income is primarily a function of its investment spreads, mortality experience and operating expenses, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

     SMC also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement from 70% to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium deposits by $8,907,000 in the year ended December 31, 1996 compared to $20,090,000 in 1995.

     Net Investment Income. Net investment income increased $2,354,000 or 13% to $20,871,000 for the year ended December 31, 1996 from $18,517,000 for 1995. The increase primarily resulted from an increase in total invested assets (amortized cost) of approximately 32% from 1995 to 1996, most of which occurred in the fourth quarter due to the acquisition of Shelby Life. The average net yield on SMC's invested assets was 7.32% for both years ended December 31, 1996 and 1995. The continued growth in SMC's total invested assets reflects increased sales of FPDAs and the inclusion of Dixie National Life and Shelby Life in the results of operations effective October 2, 1995 and November 1, 1996, respectively, which was offset by the invested assets ceded in the GIAC reinsurance transaction.

     Net Realized Investment Gains. Net realized investment gains increased $614,000 or 89% to $1,302,000 from $688,000 for the years ended December 31, 1996 and 1995, respectively. The increase primarily resulted from active portfolio management by SMC. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio.

     Gain on Disposal of Subsidiaries. On March 18, 1996, SMC completed the sale of a duplicate charter associated with First International to GIAC. SMC received sale proceeds of $11,493,000, including $1,500,000 for the charter and licenses associated with First International and $1,800,000 of reinsurance ceding commissions. Standard Life realized a net pre-tax gain of $1,042,000 on this sale. In addition, First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale.

     In an unrelated matter, SMC decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance and Salamandra, and to not renew the Barbados license of Standard Reinsurance. This resulted in the write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156,000.

     The combined effect of the pre-tax gain on the sale of First International and related contracts, and the Standard Reinsurance write-offs, was $886,000 pre-tax and $2,306,000 after tax ($.44 per share) in the first quarter of 1996.

     Policy Charges. Policy charges, which represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $84,000 or 3% to $2,551,000 for the year ended December 31, 1996 compared to $2,467,000 for the year ended December 31, 1995. The increase in policy charges resulted from an increase in policy surrender charges on FPDAs and the inclusion of Dixie National Life and Shelby Life in operating results for periods after October 2, 1995 and November 1, 1996, respectively, which offset the absence of policy charges from SMC's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1996.

     Amortization of Excess of Net Assets Acquired Over Acquisition
Cost. Amortization of excess of net assets acquired over acquisition cost ("negative goodwill") is recorded to amortize into earnings the negative goodwill recorded in connection with the acquisition of Standard Management International in 1993. The negative goodwill is being amortized on a straight-line basis over five years. Amortization of negative goodwill was $1,388,000 for each of the years ended December 31, 1996 and 1995.

     Management Fees and Similar Income from Separate Accounts. Management fees and similar income from separate accounts consists of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $270,000 or 21% to $1,564,000 for the year ended December 31, 1996 from $1,294,000 for the year ended December 31, 1995. This increase is due primarily to an increase in the value of assets held in separate accounts from $94,301,000 at December 31, 1994 to $128,546,000 at December 31, 1996 and to
fluctuations in service fees being levied on certain transactions. Net deposits from sales of unit-linked products by Standard Management International were $16,902,000 and $31,793,000 for the years ended December 31, 1996 and 1995, respectively.

     Administration Fee Income. Administration fee income includes administration fees of $316,000 and other income related to reinsurance and administration agreements with GIAC and administration fees of $375,000 collected in connection with the terminated and recaptured reinsurance agreement with National Mutual. The administration fee income from National Mutual primarily related to services provided in prior years; the income was not previously recorded due to uncertainty as to its collection. The National Mutual fee income will not recur in the future. Administration fee income was $691,000 for the year ended December 31, 1996; there was no such income for 1995.

     Other Income. Other income increased $581,000 or 153% to $961,000 for the year ended December 31, 1996 compared to $380,000 for 1995. The increase resulted primarily from the reserve and experience refund adjustments in connection with the reinsurance agreements with GIAC and increased commissions received by Standard Marketing from the sale of unaffiliated products.

     Benefits and Claims. Benefits and claims include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims increased $4,128,000 or 71% to $9,919,000 for the year ended December 31, 1996 from $5,791,000 for the year ended December 31, 1995. The increase resulted primarily from an increase in reserves of $4,234,000 related to the termination and recapture of a reinsurance agreement with National Mutual. Throughout SMC's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

     Interest Credited on Interest Sensitive Annuities and Other Financial Products. Interest credited on interest sensitive annuities and other financial products was $11,281,000 for the year ended December 31, 1996, an increase of $1,272,000 or 13% from $10,009,000 for the comparable prior year period. The increase resulted primarily from SMC's increase of credited interest rates on new annuity sales and the increases in the growth in policy reserves for FPDAs from sales and the acquisition of Shelby Life. At December 31, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.35% compared to 5.27% at December 31, 1995.

     Salaries and Wages. Salaries and wages were $5,053,000 for the year ended December 31, 1996, an increase of $352,000 or 7% from $4,701,000 for the comparable prior year period. This increase was caused primarily by an increase in the number and average wages of employees in the United States due to the acquisitions of Dixie National Life and Shelby Life and the increase in incentive compensation for the increase in income for the year ended December 31, 1996.

     In the first quarter of 1997, the chief financial officer gave notice he will be terminating his employment at SMC as he has been named Commissioner of the Indiana Department of Insurance. The Company is currently discussing benefits that may or may not be due to the officer. The amount of such benefits cannot be determined at this time.

     Amortization. Amortization expense includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits, the excess of cost over net assets acquired and subsidiary organization costs. Amortization expense increased $548,000 or 27% to $2,592,000 for the year ended December 31, 1996 from $2,044,000 for the year ended December 31, 1995. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge and increased surrenders and their corresponding increase in the amortization of deferred acquisition costs, and from the amortization of present value of future profits for the acquisitions of Dixie National Life, Shelby Life and National Mutual. These items more than offset reduced amortization of excess of cost over net assets acquired and present value of future profits due to the sale of First International.

     Other Operating Expenses. Other operating expenses increased $789,000 or 12% to $7,122,000 for the year ended December 31, 1996 from $6,333,000 for the year ended December 31, 1995. The increase in other operating expenses resulted primarily from the expenses of Dixie National Life and Shelby Life included in the results for the periods after October 2, 1995 and November 1, 1996, respectively and the increased expenses related to potential acquisitions and advisory fees.

     Interest Expense and Financing Costs. Interest expense and financing costs increased $687,000 or 582% to $805,000 for the year ended December 31, 1996 from $118,000 for the year ended December 31, 1995. The increase in interest expense and financing costs during 1996 resulted primarily from the borrowing on an Amended Revolving Line of Credit Agreement with a bank ("the Amended Credit Agreement"). The borrowing under the Amended Credit Agreement and the original credit agreement primarily occurred after December 31, 1995 in connection with the acquisition of Shelby Life and repurchase of Common Stock and Class S Preferred Stock.

     Class Action Litigation and Settlement Costs. Class action litigation and settlement costs were recorded to reflect the estimated costs of litigation and settlement of the shareholder class action lawsuit, based on the terms of the settlement agreement and assumptions as to the future estimated legal and other costs to settle the lawsuit, which was settled in March 1995, and to register the Class S Preferred Stock which was distributed to the class participants in February 1996. There were no class action litigation and settlement expenses in the years ended December 31, 1996 and 1995. However, with the signing of the Settlement Agreement with the 22 persons who previously excluded themselves from the class and the reevaluation of the future estimated legal and other costs to settle the lawsuit, SMC recorded a reduction of $314,000 in the second quarter of 1995 in the estimated future costs to settle the lawsuit and register the Class S Preferred Stock.

     Federal Income Taxes. Federal income tax expense (credit) was $(602,000) for the year ended December 31, 1996, compared to $243,000 for the year ended December 31, 1995. The large credit in 1996 is primarily due to tax benefits of $1,420,000 related to the sale of First International. Also, the effective rates are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax.

     Extraordinary Gain on Early Redemption of Redeemable Preferred
Stock. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount by which SMC is able to repurchase the Class S Preferred Stock below its book value. SMC will continue to repurchase these shares as long as holders of the Class S Preferred Stock are willing to sell at a substantial discount to book value. The extraordinary gain was $502,000 for the year ended December 31, 1996 compared to no gain for the prior comparable period.

DISCUSSION OF CHANGES IN THE CONSOLIDATED STATEMENT OF OPERATIONS FROM YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

     Operating Income. The income from operations (before net realized investment gains and class action litigation and settlement costs) increased to $461,000 or $.09 per share from $293,000 or $.06 per share for 1995 and 1994, respectively. The increase resulted from U.S. operations producing income from operations of $483,000 compared to a U.S. loss from operations of $(720,000) for 1995 and 1994, respectively. The U.S. operating gains resulted primarily from increased interest spreads on an increasing asset base due to annuity sales in 1995 and 1994. The improvement in U.S. operations was offset by a decline in international income from operations from $1,013,000 in 1994 to a loss of $(22,000) in 1995 as the costs of resuming marketing were absorbed.

     Premium Income. GAAP premium income for 1995 was $5,504,000, an increase of 21% from $4,565,000 for 1994. Increase in premium income resulted primarily from the inclusion of Dixie National Life in the results of operations effective October 2, 1995.

     Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $17,524,000 for the year ended December 31, 1995 compared to $53,490,000 for the year ended December 31, 1994. The decline is partially due to increased competitive pressures. To protect its profit margins, SMC was not willing to match other insurers' high interest crediting and commission rates which caused a decrease in gross domestic premium deposits of $15,876,000 in 1995 when compared to 1994. Additionally, Standard Life began ceding a portion of its new annuity business to an unaffiliated reinsurer effective January 1, 1995. Premium deposits ceded pursuant to the reinsurance agreement with the reinsurer reduced net premiums by $20,090,000 for 1995. There was no such reinsurance in 1994.

     Net Investment Income. Net investment income increased 15% to $18,517,000 in 1995 from $16,057,000 in 1994. This increase primarily resulted from growth in SMC's total invested assets attributable to the increased sales of FPDAs in 1994 and the inclusion of Dixie National Life in the results of operations effective October 2, 1995. The amortized cost of total invested assets increased 12% to $274,148,000 in 1995 from $245,619,000 in 1994. These increased assets also benefited from a higher concentration of investments in fixed maturity securities. The average annualized yield of SMC's investment portfolio for the year ended December 31, 1995 increased to 7.32% from 7.26% for 1994.

     Net Realized Investment Gains. Net realized investment gains increased 23% to $688,000 in 1995 from $558,000 in 1994. 1995 results reflect increased gains on sales of investments due to rising values of fixed maturity securities as interest rate levels decreased, combined with active portfolio management. Net realized gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality of the investment portfolio.

     Policy Charges. Policy charges increased 21% to $2,467,000 for 1995 compared to $2,031,000 for 1994. The increase in universal life policy charges resulted from increased surrender charges on interest-sensitive annuity products and the inclusion of Dixie National Life in operating results for periods after October 2, 1995.

     Amortization of Excess of Net Assets Acquired Over Acquisition
Cost. Amortization of negative goodwill increased 31% to $1,388,000 for 1995 compared to $1,063,000 for 1994 due to a reallocation of the purchase price in the fourth quarter of 1994 which increased negative goodwill.

     Management Fees and Similar Income from Separate Accounts. Management fees and similar income from separate accounts decreased 32% to $1,294,000 in 1995 from $1,888,000 in 1994. This decrease is due to a change in the mix of the types of separate accounts whereby those earning higher investment management fees represent a significantly smaller portion of the total in 1995 than in 1994. Most of the new policies sold in 1995 carried significantly smaller investment management fees than the policies lapsed or surrendered in 1995. Net deposits from sales of unit-linked products by Standard Management International were $31,793,000 in 1995 and $1,715,000 in 1994.

     Other Income. Other income includes primarily override commissions received by Standard Marketing from unaffiliated companies and other income recorded by Standard Management International. Other income increased 7% to $380,000 for 1995 from $356,000 in 1994. The increase primarily resulted from commissions from the sale of unaffiliated products and to a lesser extent the inclusion of Dixie National Life in the results of operations after October 2, 1995. These increases more than offset any loss of fee income generated by Standard Advertising which was sold in early 1995.

     Benefits and Claims. Benefits and claims increased 3% to $5,791,000 for 1995 from $5,603,000 for 1994. The increase in benefits and claims resulted primarily from an increase in death benefits in 1995 when compared to the favorable mortality experience in 1994. Mortality experience is volatile and these trends are not predictable from period to period.

     Interest Credited on Interest-Sensitive Annuities and Other Financial Products. Interest credited on interest-sensitive annuities and other financial products was $10,009,000 for 1995, an increase of $1,333,000 or 15% from $8,676,000 for the prior year. The increase resulted primarily from increases in interest credited from the growth in policy reserves for FPDAs. This more than offsets any decreases from the decline in credited interest rates on interest-sensitive annuities and other financial products. At December 31, 1995, the weighted average interest credited rate for Standard Life's interest-sensitive annuities and other financial product liabilities was 5.27% compared to 5.82% at December 31, 1994.

     Salaries and Wages. Salaries and wages were $4,701,000 for 1995, an increase of 20% from $3,910,000 for the prior year. This increase was caused by $185,000 of unusual charges due to the termination of certain international marketing programs and the subsequent reduction of SMC's staff in Luxembourg in 1995, the capitalization of certain salaries of $203,000 associated with the internal development of computer software in 1994, increased salaries for new marketing efforts for Standard Management International in 1995 and the inclusion of Dixie National Life in the results of operations for periods after October 2, 1995. Additionally, the average wages per employee increased in 1995.

     Amortization. Amortization expense for 1995 was $2,044,000, an increase of $829,000, or 68%, from $1,215,000 for the prior year. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge and from the amortization of present value of future profits for the acquisition of Dixie National Life, which more than offset reduced amortization of present value of future profits on previous acquisitions as persistency of the purchased business begins to improve.

     Other Operating Expenses. Other operating expenses for the year ended December 31, 1995 were $6,333,000, reflecting a decrease of 4%, compared to $6,563,000 for the year ended December 31, 1994. The decrease in other operating expenses resulted primarily from decreases in consulting, legal and other expenses related to potential acquisitions and the sale of Standard Advertising in early 1995, which more than offset the increased expenses of operating Dixie National Life from October 2, 1995 to December 31, 1995.

     Interest Expense and Financing Costs. Interest expense and financing costs increased 151% to $118,000 in 1995 from $47,000 in 1994. The increase in interest expense during 1995 resulted primarily from the payments on the capital lease obligations.

     Class Action Litigation and Settlement Costs. SMC recorded a reduction of $314,000 in 1995 in the estimated future costs to settle the lawsuit and list the Class S Preferred Stock.

     Federal Income Taxes. Federal income tax expense was $243,000 for 1995, compared to a credit of $(78,000) for 1994. The effective rate of 16% is less than the statutory rate of 34% primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. SMC receives the benefits of a special deduction available to small life insurance companies and the utilization of capital and operating loss carry forwards in the life insurance subsidiaries. However, the losses incurred by Standard Management and the foreign subsidiaries, primarily due to class action litigation and settlement costs, and operating costs in excess of management fees, provide no current tax benefit as Standard Management and the foreign subsidiaries are in a net operating loss carryforward position. The benefits of the special deduction available to small life insurance companies will no longer be available when consolidated assets exceed $500,000,000.

LIQUIDITY AND CAPITAL RESOURCES

     Standard Management is an insurance holding company. The liquidity requirements of Standard Management are met primarily from management fees, equipment rental fees and payments for other charges and dividends and interest on Surplus Debentures received from Standard Management's subsidiaries as well as Standard Management working capital. These are Standard Management's primary source of funds to pay operating expenses and meet debt service obligations. The payment of dividends and interest on Surplus Debentures and management and other fees by Standard Life to Standard Management is subject to restrictions under the insurance laws of Indiana, Standard Life's jurisdiction of domicile. These internal sources of liquidity have been supplemented in the past by external sources such as lines of credit and revolving credit agreements and long-term debt and equity financing in the capital markets.

     SMC reported on a consolidated GAAP basis net cash provided by operations of $1,726,000 and $6,331,000 for the years ended December 31, 1996 and 1995, respectively. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $26,717,000 and $6,003,000 for the years ended December 31, 1996 and 1995, respectively. Cash generated on a consolidated basis is available to the parent company only to the extent that it is generated at the parent company level or is available to the parent company through dividends, management fees or other payments from subsidiaries.

     In April 1993, Standard Management instituted a program to repurchase SMC Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. Standard Management had repurchased 979,453 shares of SMC Common Stock for $4,747,000 as of December 31, 1996. The repurchases in 1996 have been paid for through additional borrowing under the Amended Credit Agreement. At December 31, 1996, Standard Management was authorized to purchase an additional 771,771 shares under this program. Standard Management implemented a policy to issue shares for the exercise of stock options from treasury stock. Standard Management has reissued 1,224 shares in 1996 under this program at a cost of $6,000.

     In February 1996, Standard Management instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated transactions. As of December 31, 1996, Standard Management had repurchased and retired 140,111 shares of its Class S Preferred Stock for $949,000.

     At December 31, 1996, Standard Management had "parent company only" cash and short-term investments of $1,024,000. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses (not including class action litigation and settlement costs and interest expense) were $3,470,000 and $2,793,000 for the years ended December 31, 1996 and 1995, respectively.

     Pursuant to the management services agreement with Standard Management, Standard Life paid Standard Management a monthly fee of $150,000 during 1996 and 1995 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Management service agreements between Standard Life and Dixie National Life have been approved by the Mississippi Department of Insurance which currently requires a monthly payment of $100,000 from Dixie National Life to Standard Life. Both of these agreements provide that they may be modified or terminated by the department of insurance in the event of financial hardship of Standard Life or Dixie National Life. The management service agreement between Standard Management and Standard Life for 1997 has been renegotiated to increase the monthly fee to $166,667 (annual fee of $2,000,000) in 1997. This amended management service agreement has been approved by the Commissioner of the Indiana Department of Insurance.

     Pursuant to the management services agreement with Standard Management, Premier Life (Luxembourg) paid Standard Management a management fee of $25,000 per quarter during 1996 and 1995 for certain management and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg). Standard Management does not plan to modify this agreement in 1997.

     At April 1, 1995, Standard Management sold its property and equipment to an unaffiliated leasing/ financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby Standard Management pays a monthly rental amount of $45,000. Standard Management charges a monthly equipment rental fee to its subsidiaries of $77,000 for this equipment and additional equipment purchased after April 1, 1995.

     On November 8, 1996, Standard Life acquired through merger Shelby Life from DLAC for approximately $14,650,000, including $13,000,000 in cash, 250,000 shares of restricted SMC Common Stock (valued at $1,250,000) and $400,000 of acquisition costs. Financing for the Shelby Life transaction was provided by senior debt of $10,000,000 under the Amended Credit Agreement and $4,000,000 in subordinated convertible debt described below.

     The Amended Credit Agreement permits Standard Management to borrow up to $16,000,000 in the form of a seven-year reducing revolving loan arrangement. Standard Management has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, Standard Management issued warrants to the bank to purchase 60,000 shares of SMC Common Stock. Borrowing under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and SMC Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of Standard Management, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667,000 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for Standard Management and certain investment and indebtedness limitations. At December 31, 1996, Standard Management had borrowed $16,000,000 under the Amended Credit Agreement at a weighted average interest rate of 8.849%. SMC anticipates increasing the Amended Credit Agreement to $20,000,000 to finance the acquisition of Savers Life.

     In connection with the acquisition of Shelby Life, Standard Management borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which is due in December, 2003 and requires interest payments in cash at 12% per annum, or, if Standard Management chooses, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. The subordinated convertible notes are convertible into SMC Common Stock at the rate of $6.00 per share through November 1997, and $5.75 per share thereafter. Standard Management may prepay the subordinated convertible debt with not less than thirty days notice at any time. The subordinated convertible debt agreement contains terms and financial covenants substantially similar to those in the Amended Credit Agreement.

     Assuming the continuation of current level of debt under the Amended Credit Agreement ($16,000,000) and current interest rates at December 31, 1996 (weighted average rate of 8.849%) and assuming Standard Management elects the non-cash interest payment option under the subordinated convertible debt, annual debt service in 1997 would be approximately $1,416,000 in interest paid on the Amended Credit Agreement. In addition, Standard Management has 1997 obligations under a capital lease of $539,000.

     From the funds borrowed by Standard Management pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $13,000,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the

December 31, 1996 interest rate of 10.25% continues in 1997, Standard Management will receive interest income of $1,332,500 from the Surplus Debenture for 1997.

     Dividends from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Indiana Commissioner of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Also, regulatory approval is required when dividends to be paid exceed unassigned surplus. For the year ended December 31, 1996, Standard Life reported statutory net gain from operations of $1,427,000, statutory surplus of $22,969,666 and unassigned surplus of $1,139,659. Standard Life anticipates paying dividends of approximately $1,600,000 in 1997 and the approval of the Indiana Commissioner of Insurance may be required. Standard Life has declared a dividend of $1,000,000 to be paid in April 1997.

     Standard Management anticipates the available cash from its existing working capital, plus anticipated 1997 dividends, management fees, rental income and interest payments on its Surplus Debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 1997.

     Standard Management has a note receivable of $2,858,000 from an affiliate and a note payable of $2,858,000 to a different affiliate. This note receivable and note payable are eliminated in the consolidated financial statements.

     U.S. Insurance Operations. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent and management fee payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDAs. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best ratings (currently rated "B") and events in the industry that affect policyholders' confidence.

     The policies and annuities issued by Standard Life contain provisions that allow policyholders to withdraw or surrender their policies under defined circumstances. These policies and annuities generally contain provisions which apply penalties or otherwise restrict the ability of policyholders to make such withdrawals or surrenders. Standard Life closely monitors the surrender and policy loan activity of its insurance products and manages the composition of its investment portfolios, including liquidity, in light of such activity.

     Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential effect on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect earnings if SMC were required to sell investments at reduced values to meet liquidity demands. SMC manages the asset and liability portfolios in order to minimize the adverse earnings effect of changing market interest rates. SMC seeks assets that have duration characteristics similar to the liabilities that they support. SMC also prepares cash flow projections and performs cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. SMC's U.S. insurance subsidiaries currently expect available liquidity sources and future cash flows to be adequate to meet the demand for funds.

     Statutory surplus is computed according to rules prescribed by the NAIC, as modified by the Indiana Department of Insurance, or the state in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: (i) acquisition costs and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a statutory loss ("surplus strain") from many insurance products in the year they are issued. SMC designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, SMC controls the amount of net new premiums written to manage the effect of such statutory surplus strain. SMC's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, SMC's U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales, infusions by Standard Management with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, SMC believes that it could reduce surplus strain through the use of reinsurance or through reduced issuance of new policies.

     During 1996, Standard Life produced a statutory net income of $3,291,000. As a result, Standard Management has not made cash capital contributions to Standard Life during 1996 to maintain adequate levels of statutory capital and surplus. In March 1996, Standard Life sold its subsidiary, First International, and realized an increase in statutory capital and surplus of approximately $4,951,000 from the statutory gain on the sale and related reinsurance transactions.

     In order to be able to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on the amount of its statutory capital and surplus commencing January 1, 1995, Standard Life began to reinsure a portion of its annuity business. Standard Life's largest annuity reinsurer at December 31, 1996, Winterthur, is rated "A" (Excellent) by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. Winterthur limits dividends and other transfers by Standard Life to Standard Management or affiliated companies in certain circumstances.

     Management believes that operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1997. As of December 31, 1996, Standard Life had statutory capital and surplus for regulatory purposes of $22,969,666 compared to $12,876,960 at December 31, 1995. As the life insurance and annuity business produced by Standard Life and Dixie National Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by Standard Management. During 1996, Standard Management did not make any capital contributions to Standard Life, other than the Common Stock associated with the Shelby Merger. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $17,921,422 and $4,263,011 for the years ended December 31, 1996 and December 31, 1995, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

     State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of SMC's insurance subsidiaries has a Ratio that is at least 400% of the minimum RBC requirements; accordingly, the subsidiaries meet the RBC requirements.

     Standard Life's acquisition of Shelby Life, and merger of Shelby Life into Standard Life, effective November 1, 1996 is anticipated to have a positive effect on Standard Life's liquidity and cash flows. Shelby Life ceased writing new business effective November 1, 1996, thus reducing the statutory surplus strain normally associated with the issuance of new policies. The anticipated profits from Shelby Life's book of business are expected to exceed the related interest expense connected with the $13,000,000 of Surplus Debentures issued by Standard Life in connection with the acquisition of Shelby Life. The statutory net income of Shelby Life was $1,660,855 for the year ended December 31, 1995 and $851,472 for the ten months ended October 31, 1996.

     International Operations. The consolidated balance sheet of SMC at December 31, 1996, includes a $2,775,000 credit representing the excess of net assets acquired over acquisition cost on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to SMC statement of operations.

     Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1996 and 1995 due to accumulated losses. Premier Life (Bermuda) did not pay dividends in 1996 and 1995. SMC does not anticipate any dividends from these companies in 1997.

     Due to the nature of unit-linked products issued by Standard Management International, which represent over 90% of the Standard Management International portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short-term investments and fixed maturity securities. These short-term investments and fixed maturity securities are normally only bought and/or disposed of on the advice of independent consulting actuaries who perform an annual analysis comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material mis-matches are then covered by adjusting the securities in the investment portfolio as appropriate.

     Pending Acquisition. SMC's pending purchase of Savers Life will cost approximately $14,200,000, of which approximately $4,000,000 is to be borrowed in cash under the Amended Credit Agreement. The balance of the purchase price will be paid in shares of Common Stock.

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

     Foreign Currency Risk. Standard Management International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg)'s shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge it's translation risk because its stockholder's equity will remain in Luxembourg francs for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated. At December 31, 1996, there was an unrealized gain from foreign currency translation adjustment of $691,000.

     Uncertainties Regarding Intangible Assets. Included in SMC's financial statements as of December 31, 1996 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by SMC's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the December 31, 1996 consolidated balance sheet aggregated $42,198,000 or 7% of SMC's assets. SMC has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in SMC's consolidated financial statements. SMC has determined that the assumptions utilized in the initial valuation of these assets are consistent with the current operations of SMC as of December 31, 1996.

     Regulatory Environment. Currently, prescribed or permitted statutory accounting principles ("SAP") may vary between states and between companies. The NAIC is in the process of codifying SAP to promote standardization of methods utilized throughout the industry. Completion of this project might result in changes in statutory accounting practices for SMC's insurance subsidiaries; however, it is not expected that such changes would materially affect SMC's insurance subsidiaries' statutory capital requirements.

     Accounting Pronouncements. Effective January 1, 1996, SMC adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instruments awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. SMC will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and directors and will disclose the required pro forma effect on net income and earnings per share in its consolidated financial statements for the year ended December 31, 1996.

     Safe Harbor Provisions. Forward-looking statements in this Annual Report on Form 10-K are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: economic environment, interest rate changes, product development, regulatory changes, the results of financing efforts, SMC's accounting policies, competition, the reinsurance agreement with GIAC and the acquisitions of Shelby Life and Savers Life.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required with respect to this Item 8 are listed in Item 14(a)(1) and included in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Registrant will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance graph included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning SMC's directors required by this item is incorporated by reference to SMC's Proxy Statement.

     The information concerning SMC's executive officers required by this Item is incorporated by reference herein to the section in Part I, entitled "Executive Officers of the Registrant."

     The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to SMC's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to SMC's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to SMC's Proxy Statement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1997

                                          STANDARD MANAGEMENT CORPORATION

                                          /s/ RONALD D. HUNTER

                                          --------------------------------------
                                          Ronald D. Hunter
                                          Chairman, President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ RONALD D. HUNTER                             Chairman, President and Chief Executive Officer
------------------------------------------       (Principal executive officer)
Ronald D. Hunter

/s/ JOHN J. QUINN                                Director, Executive Vice President,
------------------------------------------       Treasurer and Chief Financial Officer
John J. Quinn                                    (Principal financial officer)

/s/ RAYMOND J. OHLSON                            Director
------------------------------------------
Raymond J. Ohlson

/s/ EDWARD T. STAHL                              Director
------------------------------------------
Edward T. Stahl

/s/ STEPHEN M. COONS                             Director
------------------------------------------
Stephen M. Coons

/s/ MARTIAL R. KNIESER                           Director
------------------------------------------
Martial R. Knieser

/s/ RAMESH H. BHAT                               Director
------------------------------------------
Ramesh H. Bhat

/s/ JAMES C. LANSHE                              Director
------------------------------------------
James C. Lanshe

                                                 Director
------------------------------------------
Robert A. Borns

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3) List of Exhibits:

     The exhibits set forth in the accompanying Exhibit Index are filed as a part of this report.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

EXHIBIT
NUMBER
-------

 10.2
 10.3
 10.4
 10.5
 10.8
 10.9
 10.19

(b) Reports on Form 8-K filed during the fourth quarter of 1996.

     The Company did not file a Current Report on Form 8-K during the fourth quarter of 1996.

                        STANDARD MANAGEMENT CORPORATION
               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                                ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
Report of Management........................................     F-2
Report of Independent Auditors..............................     F-3
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................     F-5
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994..........................     F-6
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1996, 1995 and 1994..............     F-7
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................     F-8
Notes to Consolidated Financial Statements..................     F-9
FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules are included as part of this Report and should be used in
  conjunction with the Audited Consolidated Financial
  Statements.
Schedule II -- Condensed Financial Information of Registrant
  (Parent Company) for the years ended December 31, 1996,
  1995 and 1994.............................................    F-34
Schedule IV -- Reinsurance for the years ended December 31,
  1996, 1995 and 1994.......................................    F-39
Schedules not listed above have been omitted because they
are not applicable or are not required, or because the
required information is included in the Audited Consolidated
Financial Statements or Notes thereto.

                              REPORT OF MANAGEMENT

To Our Shareholders

     The management of Standard Management Corporation is responsible for the reliability of the financial information appearing in this Annual Report. The consolidated financial statements are prepared by management in accordance with generally accepted accounting principles and the other financial information in this Annual Report is consistent with that in the consolidated financial statements.

     The integrity of the financial information relies in large part on maintaining a system of internal control that is established by management to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, recorded and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them.

     Certain financial information presented depends upon management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgments are fair and reasonable in view of present conditions and available information.

     The Company engages independent auditors to audit its consolidated financial statements and express their opinion thereon. They have full access to each member of management in conducting their audits. Such audits are conducted in accordance with generally accepted auditing standards and include a review of internal controls, tests of the accounting records, and such other auditing procedures as they consider necessary to express an opinion on the Company's consolidated financial statements.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management and the independent auditors to review the system of internal control, audit activities and financial reporting matters. The independent auditors have full and free access to the Audit Committee to discuss the results of their audit work and their views on accounting policies, the adequacy of internal accounting controls and the quality of financial reporting.

                                Ronald D. Hunter
                             Chairman of the Board,
                                 President and
                            Chief Executive Officer
                                 John J. Quinn
                           Executive Vice President,
                            Chief Financial Officer
                                 and Treasurer

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management Corporation

     We have audited the accompanying consolidated balance sheets of Standard Management Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated balance sheets at September 30, 1996 and 1995 or the consolidated statements of operations, shareholder's equity and cash flows for the three years ended September 30, 1996 of Standard Management International S.A. and subsidiaries, a wholly owned subsidiary group, which financial statements reflect assets totaling approximately 23% and 28% of the Company's consolidated assets at December 31, 1996 and 1995 and revenues totaling approximately 9%, 12% and 14% of consolidated revenues for each of the three years in the period ended December 31, 1996. Those financial statements, which as explained in Note 1 are included in the Company's consolidated balance sheets at December 31, 1996 and 1995, and the Company's consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Standard Management International S.A., is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                               Ernst & Young LLP

Indianapolis, Indiana
March 18, 1997

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management International S.A.

     We have audited the accompanying consolidated balance sheets of Standard Management International S.A. and subsidiaries as at September 30, 1996 and 1995 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Management International S.A. and subsidiaries as at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles in the United States of America.

Luxembourg City, Luxembourg

March 12, 1997
KPMG Audit

                        STANDARD MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1995
                                                                  ----        ----
                                       ASSETS
Investments:
  Securities available for sale:
    Fixed maturity securities, at fair value
      (amortized cost: $349,151 in 1996 and $225,643 in
     1995)..................................................    $347,310    $232,092
    Equity securities, at fair value (cost: $58 in 1996 and
     $52 in 1995)...........................................          62          52
  Mortgage loans on real estate, at unpaid principal
    balances................................................       3,035       2,963
  Policy loans, at unpaid principal balances................       9,903       8,509
  Real estate, at cost less accumulated depreciation of $91
    in 1996 and $81 in 1995.................................         546         556
  Other invested assets.....................................         865       1,367
  Short-term investments, at cost, which approximates fair
    value...................................................       8,417      35,058
                                                                --------    --------
      Total investments.....................................     370,138     280,597
Cash........................................................       5,113       5,762
Accrued investment income...................................       6,198       4,637
Amounts due and recoverable from reinsurers.................      68,811      33,419
Deferred policy acquisition costs...........................      18,078      10,054
Present value of future profits, less accumulated
  amortization of $3,520 in 1996 and
  $2,803 in 1995............................................      24,181      15,246
Excess of acquisition cost over net assets acquired, less
  accumulated amortization of
  $314 in 1996 and $393 in 1995.............................       2,260       3,175
Other assets................................................       5,463       4,003
Assets held in separate accounts............................     128,546     122,705
                                                                --------    --------
      Total assets..........................................    $628,788    $479,598
                                                                ========    ========
            LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Future policy benefits:
    Interest-sensitive annuities and other financial
     products...............................................    $333,633    $212,500
    Traditional life insurance..............................      87,106      82,762
                                                                --------    --------
      Total future policy benefits..........................     420,739     295,262
  Policy claims and other policyholders' benefits and
    funds...................................................       4,585       2,572
                                                                --------    --------
                                                                 425,324     297,834
  Accounts payable and accrued expenses.....................       6,189       4,880
  Class action litigation and settlement liability..........          --       3,000
  Obligations under capital lease...........................         637       1,084
  Notes payable.............................................      20,060       3,107
  Deferred federal income taxes.............................       3,334       2,583
  Excess of net assets acquired over acquisition cost, less
    accumulated amortization of
    $3,839 in 1996 and $2,451 in 1995.......................       2,775       4,163
  Liabilities related to separate accounts..................     128,546     122,705
                                                                --------    --------
      Total liabilities.....................................     586,865     439,356
Class S Cumulative Convertible Redeemable Preferred Stock,
  par value $10 per share:
    Authorized 300,000 shares; issued and outstanding
     159,889 shares.........................................       1,757          --
Shareholders' Equity:
  Preferred Stock, no par value:
    Authorized 700,000 shares; none issued and
    outstanding.............................................          --          --
  Common Stock, no par value:
    Authorized 20,000,000 shares
    Issued 5,752,499 shares in 1996 and 5,459,573 in 1995...      40,481      39,808
  Treasury stock, at cost, 728,229 shares in 1996 and
    502,025 shares in 1995 (deduction)......................      (3,528)     (2,621)
  Unrealized gain (loss) on securities available for sale...        (746)      2,582
  Foreign currency translation adjustment...................         691       1,159
  Retained earnings (deficit)...............................       3,268        (686)
                                                                --------    --------
      Total shareholders' equity............................      40,166      40,242
                                                                --------    --------
      Total liabilities, redeemable securities and
       shareholders' equity.................................    $628,788    $479,598
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1996         1995         1994
                                                                ----         ----         ----
Revenues:
  Premium income............................................    $10,468      $ 5,504      $ 4,565
  Net investment income.....................................     20,871       18,517       16,057
  Net realized investment gains.............................      1,302          688          558
  Gain on disposal of subsidiaries..........................        886           --           --
  Policy charges............................................      2,551        2,467        2,031
  Amortization of excess of net assets acquired over
     acquisition cost.......................................      1,388        1,388        1,063
  Management fees and similar income from separate
     accounts...............................................      1,564        1,294        1,888
  Administration fee income.................................        691           --           --
  Other income..............................................        961          380          356
                                                              ---------    ---------    ---------
       Total revenues.......................................     40,682       30,238       26,518
Benefits and expenses:
  Benefits and claims.......................................      9,919        5,791        5,603
  Interest credited on interest-sensitive annuities and
     other
     financial products.....................................     11,281       10,009        8,676
  Salaries and wages........................................      5,053        4,701        3,910
  Amortization..............................................      2,592        2,044        1,215
  Other operating expenses..................................      7,122        6,333        6,563
  Interest expense and financing costs......................        805          118           47
  Class action litigation and settlement costs (credit).....         --         (314)       4,018
                                                              ---------    ---------    ---------
       Total benefits and expenses..........................     36,772       28,682       30,032
                                                              ---------    ---------    ---------
Income (loss) before federal income taxes, extraordinary
  gain on early redemption of redeemable preferred stock and
  preferred stock dividends.................................      3,910        1,556       (3,514)
Federal income tax expense (credit).........................       (602)         243          (78)
                                                              ---------    ---------    ---------
Income (loss) before extraordinary gain on early redemption
  of redeemable preferred stock and preferred stock
  dividends.................................................      4,512        1,313       (3,436)
Extraordinary gain on early redemption of redeemable
  preferred stock, net of $-- federal income tax............        502           --           --
                                                              ---------    ---------    ---------
NET INCOME (LOSS)...........................................      5,014        1,313       (3,436)
Preferred stock dividends...................................        208           --           --
                                                              ---------    ---------    ---------
Earnings available to common shareholders...................    $ 4,806      $ 1,313      $(3,436)
                                                              =========    =========    =========
Earnings per share:
  Income (loss) before extraordinary gain on early
     redemption of redeemable preferred stock and preferred
     stock dividends........................................       $.88         $.25        $(.62)
  Extraordinary gain........................................        .10           --           --
                                                              ---------    ---------    ---------
  NET INCOME (LOSS).........................................        .98          .25         (.62)
  Preferred stock dividends.................................        .03           --           --
                                                              ---------    ---------    ---------
  Earnings available to common shareholders.................       $.95         $.25        $(.62)
                                                              =========    =========    =========
Weighted average number of common and common equivalent
  shares outstanding........................................  5,250,094    5,345,937    5,504,039
                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                      AMOUNTS                      NUMBER OF SHARES
                                            ----------------------------   ---------------------------------
                                             1996      1995       1994       1996        1995        1994
                                             ----      ----       ----       ----        ----        ----
Common Stock:
  Balance, beginning of year..............  $39,808   $39,695   $ 36,348   5,459,573   5,457,906   4,820,739
    Issuance of common stock..............      100        --         --      20,000          --          --
    5% common stock dividend..............      850        --         --     272,926          --          --
    Issuance of common stock warrants.....      285       107         --          --          --          --
    Repurchase of common stock warrants...     (600)       --         --          --          --          --
    Gain on reissuance of treasury stock
       in connection with purchase of
       Shelby Life........................       38        --         --          --          --          --
    Issuance of common stock in connection
       with exercise of stock options.....       --         6         --          --       1,667          --
    Issued in connection with the offshore
       offering at an average per share
       price of $5.85 in 1994 less $382 in
       1994 in related issuance costs.....       --        --      3,347          --          --     637,167
                                            -------   -------   --------   ---------   ---------   ---------
  Balance, end of year....................   40,481    39,808     39,695   5,752,499   5,459,573   5,457,906
                                            -------   -------   --------   ---------   ---------   ---------
Treasury stock (at cost):
  Balance, beginning of year..............   (2,621)   (2,221)      (867)   (502,025)   (418,425)   (102,000)
    Treasury stock acquired...............   (2,126)     (400)    (1,354)   (431,026)    (83,600)   (316,425)
    5% common stock dividend..............       --        --         --     (46,402)         --          --
    Reissuance of treasury stock in
       connection with exercise of stock
       options............................        6        --         --       1,224          --          --
    Reissuance of treasury stock in
       connection with purchase of Shelby
       Life...............................    1,213        --         --     250,000          --          --
                                            -------   -------   --------   ---------   ---------   ---------
  Balance, end of year....................   (3,528)   (2,621)    (2,221)   (728,229)   (502,025)   (418,425)
                                            -------   -------   --------   ---------   ---------   ---------
Unrealized gain (loss) on securities:
  Balance, beginning of year..............    2,582   (13,411)        (4)
    Change in unrealized gain (loss) on
       securities available for sale,
       net................................   (3,328)   15,993    (14,538)
    Cumulative effect of adoption of SFAS
       No. 115 as of January 1, 1994 (net
       of deferred federal income taxes of
       $583)..............................       --        --      1,131
                                            -------   -------   --------
  Balance, end of year....................     (746)    2,582    (13,411)
                                            -------   -------   --------
Foreign currency translation adjustments:
  Balance, beginning of year..............    1,159       546         --
    Translation adjustments for the
       year...............................     (468)      613        546
                                            -------   -------   --------
  Balance, end of year....................      691     1,159        546
                                            -------   -------   --------
Retained earnings (deficit):
  Balance, beginning of year..............     (686)   (1,999)     1,437
    Net income (loss).....................    5,014     1,313     (3,436)
    5% common stock dividend, plus cash in
       lieu of fractional shares..........     (850)       --         --
    Loss on reissuance of treasury
       stock..............................       (2)       --         --
    Preferred stock dividend..............     (208)       --         --
                                            -------   -------   --------
  Balance, end of year....................    3,268      (686)    (1,999)
                                            -------   -------   --------
Total shareholders' equity and common
  shares outstanding......................  $40,166   $40,242   $ 22,610   5,024,270   4,957,548   5,039,481
                                            =======   =======   ========   =========   =========   =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1995        1994
                                                                ----        ----        ----
OPERATING ACTIVITIES
Net income (loss)...........................................  $   5,014   $   1,313   $  (3,436)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Amortization of deferred policy acquisition costs.........      1,221       1,142         262
  Policy acquisition costs deferred.........................     (6,169)     (1,863)     (5,462)
  Class action litigation and settlement liability..........         --        (655)      3,655
  Deferred federal income taxes.............................        286         353         (80)
  Depreciation and amortization.............................        544          78         513
  Future policy benefits and reinsurance recoverable........      4,143       6,533       2,490
  Policy claims and other policyholders' benefits and
    funds...................................................        642        (260)        (33)
  Net realized investment gains.............................     (1,302)       (688)       (558)
  Accrued investment income.................................       (770)        347      (1,226)
  Extraordinary gain on early redemption of redeemable
    preferred stock.........................................       (502)         --          --
  Other.....................................................     (1,381)         31       1,097
                                                              ---------   ---------   ---------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES......      1,726       6,331      (2,778)
FINANCING ACTIVITIES
Issuance of Common Stock, net...............................         --           6       3,347
Borrowings, net of debt issuance costs of $208 in 1996 and
  $81 and 1995..............................................     16,792       2,923          --
Repayments on long-term debt and capital lease obligation...       (491)       (353)         --
Short-term borrowings, net..................................         --        (550)        550
Premiums received on interest-sensitive annuities and other
  financial products credited to policyholder account
  balances, net of premiums ceded...........................     42,347      17,524      53,490
Return of policyholder account balances on
  interest-sensitive annuities and other financial products,
  net of premiums ceded.....................................    (17,356)    (17,852)    (10,922)
Redemption of redeemable preferred stock....................       (949)         --          --
Repurchase of Common Stock warrants.........................       (600)         --          --
Proceeds from common and treasury stock sales...............        100          --          --
Purchase of Common Stock for treasury.......................     (2,126)       (400)     (1,353)
                                                              ---------   ---------   ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............     37,717       1,298      45,112
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
  Purchases.................................................   (249,638)   (183,183)   (307,358)
  Sales.....................................................    194,244     191,477     253,773
  Maturities................................................     10,254       7,812       3,768
Purchase of Shelby Life Insurance Company, less cash
  acquired of $32...........................................    (14,618)         --          --
Dividends paid by Shelby Life Insurance Company to former
  parent....................................................     (3,000)         --          --
Purchase of Dixie National Life Insurance Company, less cash
  acquired of $4,626........................................         --      (3,393)         --
Purchase of Standard Management International, less cash
  acquired of $314..........................................         --          --         (67)
Short-term investments, net.................................     11,890     (21,662)      2,104
Other investments, net......................................       (551)      4,082         763
Proceeds from sale of property and equipment under capital
  lease.....................................................         --       1,396          --
Proceeds from sale of First International Life Insurance
  Company, less cash transferred to seller of $265..........     11,327          --          --
                                                              ---------   ---------   ---------
      NET CASH USED BY INVESTING ACTIVITIES.................    (40,092)     (3,471)    (47,017)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash.............................       (649)      4,158      (4,683)
Cash at beginning of year...................................      5,762       1,604       6,287
                                                              ---------   ---------   ---------
CASH AT END OF YEAR.........................................  $   5,113   $   5,762   $   1,604
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Standard Management Corporation ("SMC") is an international insurance holding company, which directly and through its subsidiaries acquires and manages in force life insurance and annuity business and distributes life insurance and annuity products issued by its subsidiaries and a select group of unaffiliated insurers.

     SMC's active subsidiaries at December 31, 1996 include: (i) Standard Life Insurance Company of Indiana ("Standard Life") and its subsidiary, Dixie National Life Insurance Company ("Dixie National Life"), (ii) Standard Management International S.A. ("Standard Management International") and its subsidiaries, Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") and Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)"), and (iii) Standard Marketing Corporation ("Standard Marketing").

Basis of Presentation

     The accompanying consolidated financial statements of SMC and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles ("GAAP") and include the accounts of SMC and its majority-owned subsidiaries since acquisition or organization. Subsidiaries that are not majority-owned are reported on the equity method. All significant intercompany balances and transactions have been eliminated.

     The fiscal year end for Standard Management International is September 30. To facilitate reporting on the consolidated level, the fiscal year end for Standard Management International was not changed and the consolidated balance sheets and statements of operations for Standard Management International at September 30, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, are included in the Company's consolidated balance sheets at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996.

Use of Estimates

     The nature of the Company's insurance businesses requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Investments

     The Company classifies its fixed maturity and equity securities as available-for-sale and, accordingly such securities are carried at fair value. Fixed maturity securities include bonds and redeemable preferred stocks. Changes in fair values of securities available for sale, after adjustment for deferred policy acquisition costs, present value of future profits and deferred income taxes, are reported as unrealized gains or losses directly in shareholders' equity and, accordingly, have no effect on net income. The deferred policy acquisition costs and present value of future profits adjustments to the unrealized gains or losses represent valuation adjustments or reinstatements of these assets that would have been required as a charge or credit to operations had such unrealized amounts been realized.

                        STANDARD MANAGEMENT CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The cost of fixed maturity securities is adjusted for amortization of premiums and discounts. The amortization is provided on a constant effective yield method over the life of the securities and is included in net investment income.

     Mortgage-backed and other collateralized securities, classified as fixed maturity securities in the balance sheet, are comprised principally of obligations backed by an agency of the United States government (although generally not by the full faith and credit of the United States government). The Company has reduced the risk normally associated with these investments by primarily investing in highly rated securities and in those that provide more predictable prepayment patterns. The income from these securities is recognized using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the income recognized is adjusted currently to match that which would have been recorded had the effective yield been applied since the acquisition of the security. This adjustment is included in net investment income.

     Mortgage loans on real estate and policy loans are carried at unpaid principal balances and are generally collateralized. Real estate investments, which the Company has the intent to hold for the production of income, are carried at cost, less accumulated depreciation. Short-term investments are carried at amortized cost.

Net Realized Investment Gains or Losses

     Net realized investment gains and losses are calculated using the specific identification method and included in the consolidated statements of operations. If the values of investments decline below their amortized cost and this decline is considered to be other than temporary, the amortized cost of these investments is reduced to net realizable value and the reduction is recorded as a realized loss.

Future Policy Benefits

     Liabilities for future policy benefits for deferred annuities and universal life policies are equal to full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited with rates ranging from 4.5% to 9% in 1996 and 4% to 9.75% in 1995). The average credited rate for deferred annuities and universal life policies is 5.35% at December 31, 1996. Liabilities for future policy benefits for immediate annuities are based on the 1983 Basic Annuity Mortality Table with interest rates ranging from 6.5% to 7.5%. Group annuities in payout status are recorded at discounted future cash flows with interest rates ranging from 5.5% to 6.15% in 1996 and 5.5% to 6.5% in 1995.

     Future policy benefits for traditional life insurance contracts are computed using the net level premium method on the basis of assumed investment yields, mortality and withdrawals which were appropriate at the time the policies were issued. Assumed investment yields are based on interest rates ranging from 6.5% to 7.5%. Mortality is based upon various actuarial tables, principally the 1965-1970 Select and Ultimate Table. Withdrawals are based upon Company experience and range from 5% to 20% per year.

Recognition of Insurance Policy Revenue and Related Benefits and Expenses

     Revenue for interest-sensitive annuity contracts consists of policy charges for surrenders and investment income earned. Premiums received for these annuity contracts are reflected as premium deposits and are not recorded as revenues. Expenses related to these annuities include interest credited to policyholder account balances. Revenue for universal life insurance policies consists of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income earned during the period. Expenses related to universal life policies include interest credited to policyholder account balances and death benefits incurred during the period in excess of policyholder account balances.

                        STANDARD MANAGEMENT CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Traditional life insurance and immediate annuity premiums are recognized as premium revenue when due over the premium paying period of the policies. Benefits are charged to expense in the period when claims are incurred and are associated with related premiums through changes in reserves for future policy benefits which results in the recognition of profit over the premium paying period of the policies.

Reinsurance

     Premiums, annuity policy charges, benefits and claims, interest credited and amortization expense are reported net of reinsurance ceded. Reinsurance premiums, annuity policy charges, benefits and claims, interest credited and amortization expense are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Assets Held in Separate Accounts/Liabilities Related to Separate Accounts

     Separate account assets and liabilities are maintained primarily for universal-life contracts written by Standard Management International of which the majority represent unit-linked business where benefits on surrender and maturity are not guaranteed; also there are investment contracts under which fixed benefits are paid to the policyholder and the terms of which are such that there is little or no mortality risk. Separate account assets and liabilities also generally represent funds maintained in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses accrue directly to such policyholders. The assets of each account are segregated and are not subject to claims that arise out of any other business of the Company. Deposits, net investment income and realized gains and losses on separate accounts assets are not reflected in the consolidated statements of operations. Management fees received by Standard Management International for administrative and policyholder maintenance services performed for these separate accounts are included in management fees and similar income from separate accounts in the consolidated statements of operations.

Foreign Currency Translation

     The Company's foreign subsidiaries' balance sheets and statements of operations are translated at the year end exchange rates and average exchange rates for the year, respectively. The resulting unrealized gain or loss adjustment from the translation to U.S. dollars is recorded in the foreign currency translation adjustment as a separate component of shareholders' equity. Other translation adjustments for foreign exchange gains or losses have been reflected in the consolidated statements of operations. Foreign exchange gains or losses relating to policyholders' funds in separate accounts are allocated to the relevant separate account.

Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

     Standard Life and Dixie National Life file separate federal income tax returns and are taxed as separate life insurance companies. SMC, Standard Marketing and other U.S. non-insurance subsidiaries are taxed as regular corporations and file a consolidated return. SMC and its U.S. non-insurance subsidiaries were able to consolidate with Standard Life for income tax purposes beginning in 1996, but do not currently plan to do so.

                        STANDARD MANAGEMENT CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Standard Management International is incorporated as a holding company in the Grand Duchy of Luxembourg and, accordingly, is not currently subject to taxation on income or capital gains. Standard Management International is subject to an annual capital tax which is calculated on the nominal value of the statutory shareholder's equity at an annual rate of .20%. Premier Life (Luxembourg) is a normal commercial taxable company and is subject to income tax at regular corporate rates (statutory corporate rate of 39.39%), and annual capital taxes amounting to approximately 1% of its net equity. Premier Life (Bermuda) is exempt from taxation on income until March 2016 pursuant to a decree from the Minister of Finance in Bermuda. To the extent that such income is taxable under U.S. law, such income will be included in SMC's consolidated return.

Present Value of Future Profits

     Present value of future profits is recorded in connection with acquisitions of insurance companies or a block of policies. The initial value is based on the actuarially determined present value of the projected future gross profits from the in-force business acquired. In selecting the interest rate to calculate the discounted present value of the projected future gross profits, the Company uses the risk rate of return believed to best reflect the characteristics of the purchased policies, taking into account the relative risks of such policies, the cost of funds to acquire the business and other factors. The value of insurance in force purchased is amortized on a constant yield basis over the estimated life of the insurance in force at the date of acquisition in proportion to the emergence of profits over a period of approximately 20 years. For acquisitions the Company made on or before November 19, 1992, the Company amortizes the asset with interest at the same discount rate used to determine the present value of future profits at date of purchase. For acquisitions after November 19, 1992, including the acquisitions of Dixie National Life and Shelby Life, the Company amortizes the asset using the interest rate credited to the underlying policies.

Deferred Policy Acquisition Costs

     Costs relating to the acquisition of universal life insurance, interest-sensitive annuities, and traditional life insurance (primarily commissions and certain costs of marketing, policy issuance and underwriting) which vary with and are directly related to the production of new business are deferred and included in the deferred policy acquisition cost asset to the extent that such costs are recoverable from future related policy revenues. For interest-sensitive annuities and other financial products, deferred policy acquisition costs, with interest, are amortized over the lives of the policies and products in a constant relationship to the present value of estimated future gross profits, discounted using the interest rate credited to the policy. Traditional life insurance deferred policy acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

     The Company periodically reviews the carrying value of the deferred policy acquisition costs. For interest-sensitive annuities and other financial products, the Company considers estimated future gross profits in determining whether the carrying value is appropriate; for other insurance products, the Company considers estimated future premiums. In all cases, the Company considers expected mortality, interest earned and crediting rates, persistency and expenses. Amortization is adjusted retrospectively for interest-sensitive annuities and other financial products when estimates of future gross profits to be realized are revised.

Excess of Acquisition Cost Over Net Assets Acquired

     The excess of the cost to acquire purchased companies over the fair value of net assets acquired is being amortized on a straight-line basis over periods that generally correspond with the benefits expected to be derived from the acquisitions, usually 20 to 40 years. The Company continually monitors the value of excess of

                        STANDARD MANAGEMENT CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) acquisition cost over net assets acquired ("goodwill") based on estimates of future earnings. If it determines that goodwill has been impaired, the carrying value is reduced with a corresponding charge to expense.

Excess of Net Assets Acquired Over Acquisition Cost

     The excess of the net assets acquired over the cost to acquire purchased companies ("negative goodwill"), after reducing the basis in property and equipment and other noncurrent assets to zero, is being amortized into earnings on a straight-line basis over a five year period.

Stock Options

     The Company recognizes compensation expense for its stock option plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. Under the Company's stock option plans, no expense is recognized since the exercise price equals or exceeds the market price at the measurement date.

Earnings Per Share

     Earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding for the applicable period. The weighted average number of common equivalent shares outstanding is determined by calculating the number of shares issuable on exercise of common stock options and warrants, reduced by the number of shares assumed to have been repurchased (at the average market price per share of Common Stock) with the proceeds from their exercise; these shares are then added to the number of average common shares outstanding during the period.

Reclassifications

     Certain amounts in the 1995 and 1994 consolidated financial statements and notes have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on previously reported shareholders' equity or net income during the periods involved.

2. CHANGES IN ACCOUNTING PRINCIPLES

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of SFAS No. 115 as of January 1, 1994. Under SFAS No. 115, securities are classified as available for sale, held-to-maturity, or trading. The Company recognizes that there may be circumstances where it may be appropriate to sell a security prior to maturity in response to unforeseen changes in circumstances. The Company classified all of its fixed maturity portfolio as of January 1, 1994 as available for sale. Securities classified as available for sale are carried at fair value and unrealized gains and losses on such securities are reported as a separate component of shareholders' equity.

     With the adoption of SFAS No. 115, the January 1, 1994 balance of shareholders' equity was increased by $1,131 (net of deferred taxes of $583 that would have been recorded if such securities had been sold at their fair value on January 1, 1994) to reflect the net unrealized gains on securities classified as available for sale that were previously carried at lower of amortized cost or market.

                        STANDARD MANAGEMENT CORPORATION

3. ACQUISITIONS AND DISPOSALS

     On November 8, 1996, Standard Life acquired through merger Shelby Life Insurance Company ("Shelby Life") from Delta Life and Annuity Corporation ("DLAC"), a life insurance company located in Memphis, Tennessee (the "Shelby Merger"). The purchase price was approximately $14,650, including $13,000 in cash, 250,000 shares of restricted Common Stock (valued at $1,250) and acquisition costs of $400 associated with the purchase of Shelby Life. Financing for the Shelby Merger was provided by senior debt of $10,000 and $4,000 in subordinated convertible debt.

     The acquisition of Shelby Life was accounted for using the purchase method of accounting and the consolidated financial statements will include the results of Shelby Life from November 1, 1996, the effective date of acquisition. Under purchase accounting, Standard Life allocated the total purchase price of Shelby Life to the assets and liabilities acquired, based on a preliminary determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill. Standard Life recorded goodwill of $9 which will be amortized on a straight-line basis over 20 years. Standard Life may adjust this allocation when a final determination of such values is made.

     On October 2, 1995, Standard Life completed its acquisition of 99.3% of Dixie National Life from Dixie National Corporation ("DNC"), a life insurance holding company located in Jackson, Mississippi. Dixie National Life markets a variety of life insurance products throughout the Mid-South offering primarily "burial expense" policies. The purchase price was $8,019, including costs associated with acquiring Dixie National Life of $684, the forgiveness of a $3,689 DNC note payable to Standard Life and a $1,720 repayment of a DNC note payable. The remaining purchase price of $1,926 was paid in cash from internally generated funds.

     The acquisition was accounted for using the purchase method of accounting and the consolidated financial statements include the results of Dixie National Life from the date of acquisition. Under purchase accounting, Standard Life allocated the total purchase price of Dixie National Life to the assets and liabilities acquired, based on a determination of their fair values. Standard Life recorded goodwill of $1,589 which will be amortized on a straight-line basis over 40 years.

                        STANDARD MANAGEMENT CORPORATION

3. ACQUISITIONS AND DISPOSALS (CONTINUED)
     The following schedule summarizes the assets acquired and the liabilities assumed with the Shelby Life and Dixie National Life acquisitions described above:

                                                                           DIXIE
                                                               SHELBY     NATIONAL
                                                                LIFE        LIFE
                                                               ------     --------
Assets acquired:
  Fixed maturity securities...............................    $ 93,376    $17,804
  Policy loans............................................       2,430      3,042
  Guaranteed government student loans.....................          --      5,158
  Short term investments..................................       4,725        567
  Cash....................................................          32      4,626
  Present value of future profits.........................       9,372      7,901
  Other assets............................................       2,880      1,599
                                                              --------    -------
Total assets acquired.....................................     112,815     40,697
Liabilities assumed:
  Policy reserves.........................................      91,221     30,981
  Policy claims and policyholder funds....................       1,101      2,030
  Deferred federal income taxes...........................       1,750        450
  Other liabilities.......................................       1,102        761
  Dividends payable to DLAC...............................       3,000         --
  Minority interest.......................................          --         45
                                                              --------    -------
Total liabilities assumed.................................      98,174     34,267
                                                              --------    -------
Net assets acquired.......................................      14,641      6,430
Excess of acquisition cost over net assets acquired.......           9      1,589
                                                              --------    -------
Total purchase price......................................    $ 14,650    $ 8,019
                                                              ========    =======

     The following are supplemental unaudited pro forma consolidated results of operations of the Company as if the acquisitions for Shelby Life and Dixie National Life had occurred at the beginning of the period presented at the same purchase price, based on estimates and assumptions considered appropriate.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                               ------------------
                                                                1996       1995
                                                                ----       ----
Revenues...................................................    $49,719    $45,097
Income (loss) before extraordinary gain....................      4,942        (90)
Net income (loss)..........................................      5,444        (61)
Income (loss) per common share and common equivalent share
  before extraordinary gain................................        .90       (.01)
Net income (loss) per common share.........................    $   .99    $  (.01)

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from savings which might be achieved from combined operations. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

     On March 18, 1996, Standard Life completed the sale of a duplicate charter associated with First International Life Insurance Company ("First International") to The Guardian Insurance and Annuity

                        STANDARD MANAGEMENT CORPORATION

3. ACQUISITIONS AND DISPOSALS (CONTINUED)
Company, Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, NY. Standard Life received proceeds of approximately $11,493, including $1,500 for the charter and licenses associated with First International and $1,800 of reinsurance ceding commissions. Standard Life realized a net pretax gain of $1,042 and a tax benefit of $1,420 on this sale, or $2,462 ($.47 per share). In addition, First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to continue to receive the profit stream from the majority of First International's in force business at the date of sale (See Note 10).

     SMC decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance of North America Ltd. ("Standard Reinsurance") and Salamandra Joint-Stock Insurance Company in Ukraine ("Salamandra"), and to not renew the Barbados license of Standard Reinsurance. This resulted in the termination of Standard Reinsurance operations and the write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156 ($.03 per share).

4. INVESTMENTS

     The amortized cost, gross unrealized gain (loss) and estimated fair value of securities available for sale are as follows:

                                                                    DECEMBER 31, 1996
                                                      ----------------------------------------------
                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST         GAIN         LOSS       VALUE
                                                      ---------   ----------   ----------    -----
Securities available for sale:
  Fixed maturity securities:
     United States Treasury securities and
       obligations of United States government
       agencies.....................................  $ 20,753      $   51       $  420     $ 20,384
     Obligations of states and political
       subdivisions.................................     3,588         106           --        3,694
     Foreign government securities..................    10,042          51          166        9,927
     Utilities......................................    31,000         295          675       30,620
     Corporate bonds................................   210,977       3,086        3,539      210,524
     Mortgaged-backed securities....................    72,264         247          919       71,592
     Redeemable preferred stock.....................       527          42           --          569
                                                      --------      ------       ------     --------
          Total fixed maturity securities...........   349,151       3,878        5,719      347,310
  Equity securities.................................        58           4           --           62
                                                      --------      ------       ------     --------
     Total securities available for sale............  $349,209      $3,882       $5,719     $347,372
                                                      ========      ======       ======     ========

                        STANDARD MANAGEMENT CORPORATION

4. INVESTMENTS (CONTINUED)

                                                                    DECEMBER 31, 1995
                                                      ----------------------------------------------
                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST         GAIN         LOSS       VALUE
                                                      ---------   ----------   ----------    -----
Securities available for sale:
  Fixed maturity securities:
     United States Treasury securities and
       obligations of United States government
       agencies.....................................  $ 19,331      $  452       $   19     $ 19,764
     Obligations of states and political
       subdivisions.................................        60          --           --           60
     Foreign government securities..................     5,056         118            3        5,171
     Utilities......................................    23,916         462          186       24,192
     Corporate bonds................................   132,119       7,281        1,657      137,743
     Mortgaged-backed securities....................    45,161         417          416       45,162
                                                      --------      ------       ------     --------
          Total fixed maturity securities...........   225,643       8,730        2,281      232,092
  Equity securities.................................        52          --           --           52
                                                      --------      ------       ------     --------
     Total securities available for sale............  $225,695      $8,730       $2,281     $232,144
                                                      ========      ======       ======     ========

     The estimated fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit, and maturity of the investments.

     The change in net unrealized gains (losses) of securities available for sale before effects of deferred acquisition costs, present value of future profits and deferred federal income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                     1996      1995       1994
                                                     ----      ----       ----
Fixed maturity securities.........................  $(8,290)  $27,142   $(22,407)
Equity securities.................................        4   --.....         --
                                                    -------   -------   --------
                                                    $(8,286)  $27,142   $(22,407)
                                                    =======   =======   ========

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 1996 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                           AMORTIZED     FAIR
                                                             COST       VALUE
                                                           ---------    -----
Due in one year or less..................................  $  7,418    $  7,435
Due after one year through five years....................    24,818      24,970
Due after five years through ten years...................   123,503     123,075
Due after ten years......................................   120,621     119,669
                                                           --------    --------
     Subtotal............................................   276,360     275,149
Redeemable preferred stock...............................       527         569
Mortgage-backed securities...............................    72,264      71,592
                                                           --------    --------
     Total fixed maturity securities.....................  $349,151    $347,310
                                                           ========    ========

                        STANDARD MANAGEMENT CORPORATION

4. INVESTMENTS (CONTINUED)
     The Company maintains a highly-diversified investment portfolio with limited concentration of financial instruments in any given region, industry or economic characteristic. Investments in any entity in excess of 10% of shareholders' equity at December 31, 1996, other than asset-backed securities and investments issued or guaranteed by the U.S. government or a U.S. government agency, all of which were classified as fixed maturity securities available for sale and are investment-grade securities, were as follows:

                                                              AMORTIZED    FAIR
                         INVESTMENT                             COST      VALUE
                         ----------                           ---------   -----
Republic of Indonesia.......................................   $5,676     $5,566
AMERCO......................................................    5,080      5,161
Eastern Energy Limited......................................    4,974      4,932
Delta Airlines..............................................    4,590      4,767
Torchmark Corporation.......................................    4,362      4,259

     Net investment income was attributable to the following:

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
Fixed maturity securities..........................  $19,865   $17,457   $15,350
Mortgage loans on real estate......................      309       152       121
Policy loans.......................................      447       305       331
Real estate........................................       65       120       290
Short-term investments and other...................      602       990       801
                                                     -------   -------   -------
     Gross investment income.......................   21,288    19,024    16,893
Investment expenses................................      417       507       836
                                                     -------   -------   -------
     Net investment income.........................  $20,871   $18,517   $16,057
                                                     =======   =======   =======

     The Company had no investments in fixed maturity securities available for sale, mortgage loans or real estate that were non-income producing for the year ended December 31, 1996.

     Net realized investment gains arose from the following:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1996     1995     1994
                                                         ----     ----     ----
Fixed maturity securities available for sale:
  Gross realized gains................................  $2,012   $2,115   $1,933
  Gross realized losses...............................     911    1,662    1,240
                                                        ------   ------   ------
     Net..............................................   1,101      453      693
Real estate...........................................      --      124     (504)
Other.................................................     201      111      204
Change in allowance for losses........................      --       --      165
                                                        ------   ------   ------
     Net realized investment gains....................  $1,302   $  688   $  558
                                                        ======   ======   ======

     Life insurance companies are required to maintain certain amounts of assets with state or other regulatory authorities. At December 31, 1996 fixed maturity securities carried at $15,326 and short-term investments carried at $691 were held on deposit by various state regulatory authorities in compliance with statutory regulations. Additionally, fixed maturity securities carried at $2,539 and short-term investments carried at $5,211 of Standard Management International were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.

                        STANDARD MANAGEMENT CORPORATION

5. DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

     The activity related to the deferred policy acquisition costs of business produced is summarized as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
Balance at beginning of year.......................  $10,054   $12,206   $ 6,513
  Deferrals during the year........................    6,169     1,863     5,462
  Amortization during the year.....................   (1,221)   (1,142)     (262)
  Adjustment relating to net unrealized (gain) loss
     on fixed maturity securities available for
     sale..........................................    3,076    (2,873)      493
                                                     -------   -------   -------
Balance at end of year.............................  $18,078   $10,054   $12,206
                                                     =======   =======   =======

     The activity related to the present value of future profits of the business acquired for the Company is summarized as follows:


                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1996       1995       1994
                                                        ----       ----       ----
Balance at beginning of year.......................    $15,246    $ 8,299    $ 9,144
  Additions during the year from acquisitions......     10,723      7,901         --
  Deletions during the year from disposal of
     subsidiaries..................................       (733)        --         --
  Interest accreted on unamortized balance.........      2,563      1,566      1,461
  Amortization during the year.....................     (3,812)    (2,346)    (2,306)
  Adjustments relating to net unrealized (gain)
     loss on fixed maturities available for sale...        194       (174)        --
                                                       -------    -------    -------
Balance at end of year.............................    $24,181    $15,246    $ 8,299
                                                       =======    =======    =======



     The percentages of future expected net amortization of the beginning balance of the present value of future profits before the effect of net unrealized gains and losses, based on the present value of future profits at December 31, 1996 and current assumptions as to future events on all policies in force, will be between 6% and 8% in each of the years 1997 through 2001.



     The discount rate used to calculate the present value of future profits reflected in the Company's consolidated balance sheet at December 31, 1996, ranged from 7.5% to 18%. The Company used a 15% discount rate to calculate the present value of future profits on the Shelby Life and Dixie National Life acquisitions and block of business from the recapture of the National Mutual Life Insurance Company ("National Mutual") reinsurance agreement (See Note 10).


6. NOTES PAYABLE


     SMC has outstanding borrowings at December 31, 1996 pursuant to an Amended Revolving Line of Credit Agreement with a bank (the "Amended Credit Agreement") that provides for it to borrow up to $16,000 in the form of a seven-year reducing revolving loan arrangement. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 61,500 shares of Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock") and Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the

                        STANDARD MANAGEMENT CORPORATION

6. NOTES PAYABLE (CONTINUED)
borrowings under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements for SMC, positive net income, minimum statutory surplus requirements for the Company's insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets. At December 31, 1996, SMC had borrowed $16,000 under this Amended Credit Agreement at a weighted average interest rate of 8.849%.

     In connection with the acquisition of Shelby Life, SMC borrowed $4,000 from an insurance company pursuant to a subordinated convertible debt agreement which is due in December 2003 and requires interest payments in cash at 12% per annum, or, if SMC chooses, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. The subordinated convertible notes are convertible into Common Stock at the rate of $6.00 per share through November 1997, and $5.75 per share thereafter. SMC may prepay the subordinated convertible debt with not less than thirty days notice at any time. The subordinated convertible debt agreement contains terms and financial covenants substantially similar to those in the Amended Credit Agreement.

     Standard Management International has an unused line of credit of $1,583 which was renewed in February 1997. There were no borrowings in connection with this line of credit in 1996.

     Interest expense during 1996, 1995 and 1994 was $773, $116 and $47, respectively. Cash paid for interest was $356, $100 and $105 in 1996, 1995 and 1994, respectively.

7. INCOME TAXES

     The components of the federal income tax expense (credit), applicable to earnings before extraordinary gains, was as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                       ----------------------------
                                                       1996        1995        1994
                                                       ----        ----        ----
Current tax provision (benefit)....................    $(888)      $(110)      $  2
Deferred tax provision (benefit)...................      286         353        (80)
                                                       -----       -----       ----
                                                       $(602)      $ 243       $(78)
                                                       =====       =====       ====

                        STANDARD MANAGEMENT CORPORATION

7. INCOME TAXES (CONTINUED)
     The effective tax rate on pre-tax income before extraordinary gain is lower than the statutory corporate federal income tax rate as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1996        1995        1994
                                                        ----        ----        ----
Federal income tax statutory rate..................         34%        34%          34%
                                                       =======      =====      =======
Federal income tax expense (credit) at statutory
  rates............................................    $ 1,329      $ 529      $(1,195)
Amortization of excess of acquisition cost over net
  assets acquired..................................         41         37           33
Small insurance company deduction..................         --       (128)        (290)
Non recognition of losses in SMC consolidated
  return and in foreign subsidiaries...............        543        372          290
Class action litigation and settlement costs.......         --       (107)       1,366
Amortization of excess of net assets acquired over
  acquisition cost.................................       (472)      (472)        (361)
Tax benefit from disposal of subsidiary............     (1,420)        --           --
Release of reserve for tax adjustments.............       (325)        --           --
Other items, net...................................       (298)        12           79
                                                       -------      -----      -------
  Federal income tax expense (credit)..............    $  (602)     $ 243      $   (78)
                                                       =======      =====      =======
  Effective tax rate...............................        (15)%       16%           2%
                                                       =======      =====      =======

     The Company recovered $130, $280 and $684 in federal income taxes in 1996, 1995 and 1994, respectively and paid federal income taxes of $900 in 1996.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in the Company's deferred tax assets (liabilities) are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1996         1995
                                                               ----         ----
Deferred income tax assets:
  Unrealized loss on securities available for sale........    $   355      $    --
  Future policy benefits..................................      8,267        6,902
  Capital and net operating loss carryforwards............      7,719        7,230
  Other-net...............................................      1,385          864
                                                              -------      -------
     Gross deferred tax assets............................     17,726       14,996
  Valuation allowance for deferred tax assets.............     (8,750)      (8,680)
                                                              -------      -------
     Deferred income tax assets, net of valuation
       allowance..........................................      8,976        6,316
Deferred income tax liabilities:
  Unrealized gain on securities available for sale........         --       (1,961)
  Present value of future profits.........................     (8,221)      (5,184)
  Deferred policy acquisition costs.......................     (4,089)      (1,754)
                                                              -------      -------
     Total deferred income tax liabilities................    (12,310)      (8,899)
                                                              -------      -------
  Net deferred income tax assets (liabilities)............    $(3,334)     $(2,583)
                                                              =======      =======

     The Company is required to establish a "valuation allowance" for any portion of its deferred tax assets which are unlikely to be realized. The valuation allowance for deferred tax assets includes $2,308 at

                        STANDARD MANAGEMENT CORPORATION

7. INCOME TAXES (CONTINUED)
December 31, 1996 with respect to corporate income tax loss carryforwards of Standard Management International which, if recognized in the future, will result in an addition to negative goodwill and be amortized into income over its remaining life. The valuation allowance for deferred tax assets includes $2,745 at December 31, 1996 with respect to deferred tax assets at the date of acquisition and net tax operating loss carryforwards of Dixie National Life and Shelby Life which, if recognized in the future, will result in a reduction in goodwill and be amortized into income over its remaining life by reducing goodwill amortization expense.

     As of December 31, 1996, SMC and its noninsurance subsidiaries had consolidated net operating loss carryforwards of approximately $8,600 for tax return purposes which expire from 2005 through 2011. At December 31, 1996, Standard Life had tax return net operating loss carryforwards of approximately $1,400 which expire in 2004 and 2005. As a result of changes in ownership of SMC and Standard Life, use of the loss carryforwards of Standard Life are subject to annual limitations. The maximum tax return operating loss carryforwards available for use by Standard Life in any one year are approximately $300. At December 31, 1996, Dixie National Life had tax return net operating loss carryforwards of approximately $5,800 which expire in 2010 and 2011. These carryforwards will only be available to reduce the respective taxable income of SMC, Standard Life and Dixie National Life. At December 31, 1996, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $5,900, all of which may be carried forward indefinitely.

     The Internal Revenue Service has completed its examination of the Company for years through 1993 in 1996. All adjustments to taxable income determined by completed examinations, which were not material, have reduced the net operating loss carryforwards. Upon completion of the examination, a tax reserve for adjustments of $325 was released and recorded in income in 1996.

8. SHAREHOLDERS' EQUITY

Redeemable Preferred Stock

     Shareholders have authorized 1,000,000 shares of Preferred Stock. Other terms, including preferences, voting and conversion rights, may be established by the Board of Directors. In connection with the class action lawsuit settlement in March 1995, 300,000 of these shares designated as Class S Preferred Stock, $10.00 per share par value, were issued February 8, 1996. The Class S Preferred Stock is redeemable in February 2003, has an 11% annual cumulative dividend payable in February 2003, and is convertible into SMC Common Stock at $7.62 per share until February 1998 and $10.00 per share thereafter, subject to adjustment under a formula intended to protect against dilution.

     SMC may voluntarily redeem the Class S Preferred Stock prior to February 2003 at par value plus accumulated and unpaid dividends. In February 1996, SMC instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated transactions. As of December 31, 1996, SMC had repurchased and retired 140,111 shares of its Class S Preferred Stock for $949, primarily paid through additional borrowings under the Amended Credit Agreement. This repurchase resulted in an extraordinary gain on early redemption of redeemable preferred stock of $502 for the year ended December 31, 1996.

Common Stock

     SMC declared a 5% stock dividend on shares of its Common Stock for shareholders of record on May 17, 1996 which was distributed on June 21, 1996. All applicable number of shares and per share amounts included in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect this stock dividend for all periods presented.

                        STANDARD MANAGEMENT CORPORATION

8. SHAREHOLDERS' EQUITY (CONTINUED)
     The Company commenced an offshore offering of newly issued Common Stock exclusively to foreign investors in December 1993. During December 1993 and January 1994 the Company sold 1,666,667 shares of common stock at an average offering price of $5.87 per share. Certain costs amounting to $852 and related to the offering, including legal and underwriting fees, have been charged to common stock and deducted from the proceeds of the offering. The Company received total consideration of $9,783 from the offering, of which 637,167 shares with net proceeds of $3,347 were received during January 1994. A portion of the proceeds was used to complete the acquisition of Standard Management International, with the additional proceeds used to infuse capital into Standard Life and provide working capital to SMC.

     The Company has a stock repurchase program and repurchases its Common Stock from time to time for the purpose of enhancing shareholder value. The Company repurchased 431,026, 83,600 and 316,425, shares of Common Stock for $2,126, $400 and $1,354 in 1996, 1995 and 1994, respectively. At December 31, 1996, the Company is authorized to purchase an additional 771,771 shares under this program. The Company implemented a policy to issue shares for the exercise of stock options from treasury stock. The Company reissued 1,224 shares at a cost of $6 in 1996 under this program.

     The following table represents the Company's warrants outstanding to purchase Common Stock as of December 31, 1996:

                  ISSUE DATE                      EXPIRATION DATE    EXERCISE PRICE    WARRANTS OUTSTANDING
                  ----------                      ---------------    --------------    --------------------
June 1989.....................................    December 1999         $3.5216              236,858
July 1992.....................................    June 1998              3.5296              175,800
January 1994..................................    January 1998           7.8571               42,000
September 1995................................    September 1998         5.2381                4,200
November 1995.................................    November 2002          4.5238               31,500
July 1996.....................................    July 2003              4.375                30,000
August 1996...................................    August 1998            4.3125              100,000
September 1996................................    September 1998         5.00                 25,000
September 1996................................    September 1999         5.50                 17,000
                                                                                             -------
                                                                                             662,358
                                                                                             =======

Unrealized Gain (Loss) on Securities

     The components of the balance sheet caption "Unrealized gain (loss) on securities available for sale" in shareholders' equity are summarized as follows:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1996        1995
                                                               ----        ----
Fair value of securities available for sale..............    $347,372    $232,144
Amortized cost of securities available for sale..........     349,209     225,695
                                                             --------    --------
     Gross unrealized gain (loss) on securities available
       for sale..........................................      (1,837)      6,449
Adjustments for:
  Deferred policy acquisition costs......................         696      (2,380)
  Present value of future profits........................          20        (174)
  Deferred federal income tax recoverable (liability)....         375      (1,311)
  Minority interest......................................          --          (2)
                                                             --------    --------
     Net unrealized gain (loss) on securities available
       for sale..........................................    $   (746)   $  2,582
                                                             ========    ========

                        STANDARD MANAGEMENT CORPORATION

9. STOCK OPTION PLAN

     SMC has a Non-qualified Stock Option Plan (the "Plan") under which 1,500,000 shares of Common Stock are reserved for grants of stock options to employees and directors. The purchase price per share specified in any Plan option must be at least equal to the fair market value of common stock at the grant date. Options generally become exercisable over a three-year period and have a term of 10 years. The Plan is administered by the Board of Directors and officers of SMC. The terms of the options, including the number of shares and the exercise price, are subject to the sole discretion of the Board of Directors.

     Statement of Financial Accounting Standard No. 123 entitled "Accounting for Stock-Based Compensation" ("SFAS 123") issued in October 1995, was adopted by the Company as of December 31, 1996. The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue their current practice but disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. The Company has elected to continue its practice of recognizing compensation expense for its Plan using the intrinsic value based method of accounting and to provide the required pro forma information for stock options granted after December 31, 1994.

     Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1995
                                                                 ----      ----
Net income -- as reported...................................    $5,014    $1,313
Net income -- pro forma.....................................     4,094       685
Earnings per share -- as reported...........................       .98       .25
Earnings per share -- pro forma.............................    $  .78    $  .13

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: expected volatility of .3882% and .4980%; risk-free interest rate of 6.62% and 5.88%; and expected lives of 7 years.

     Information regarding the Plan for 1996, 1995 and 1994 is as follows:

                                                   1996                     1995               1994
                                       ----------------------------    ---------------    ---------------
                                                          WEIGHTED-
                                                           AVERAGE
                                                          EXERCISE
                                           SHARES           PRICE          SHARES             SHARES
                                           ------         ---------        ------             ------
Options outstanding, beginning of
  year...............................        1,164,720     $6.464              520,294            523,194
Exercised............................           (1,224)    $3.571               (1,667)                --
Granted..............................          769,122     $6.140              655,008              2,600
Expired or forfeited.................         (486,449)    $7.564               (8,915)            (5,500)
                                       ---------------     ------      ---------------    ---------------
Options outstanding, end of year.....        1,446,169     $5.984            1,164,720            520,294
                                       ===============                 ===============    ===============
Option price range at end of year....  $3.571 - $9.405                 $3.571 - $9.405    $4.286 - $9.405
Option price range for exercised
  shares.............................  $         3.571                 $         3.571                 --
Options available for grant at end of
  year...............................           50,939                         333,613            979,706
                                       ===============                 ===============    ===============
Weighted-average fair value of
  options granted during the year....  $         3.623                 $         2.906
                                       ===============                 ===============

                        STANDARD MANAGEMENT CORPORATION

9. STOCK OPTION PLAN (CONTINUED)

     Shares under options that were exercisable at year-end are as follows:



                        DECEMBER 31,                              1996        1995       1994
                        ------------                              ----        ----       ----
Options exercisable.........................................    1,097,028    762,374    363,179


Information with respect to stock options outstanding at December 31, 1996 is as follows:


                              OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
--------------------------------------------------------------------------------    ----------------------------------
                                            WEIGHTED-AVERAGE
       RANGE OF               NUMBER           REMAINING        WEIGHTED-AVERAGE        NUMBER        WEIGHTED-AVERAGE
       EXERCISE           OUTSTANDING AT      CONTRACTUAL           EXERCISE        EXERCISABLE AT        EXERCISE
        PRICES            DEC. 31, 1996       LIFE (YEARS)           PRICE          DEC. 31, 1996          PRICE
       --------           --------------    ----------------    ----------------    --------------    ----------------
$3 - $5...............        337,224           8 Years              $4.25              145,775            $4.20
$5 - $7...............        517,975           8 Years              $5.27              360,283            $5.29
$7 - $9...............        571,282           9 Years              $7.38              571,282            $7.38
$9 - $11..............         19,688           6 Years              $9.41               19,688            $9.41
                            ---------                                                 ---------
                            1,446,169                                                 1,097,028
                            =========                                                 =========



     Effective May 1, 1996, the Board of Directors cancelled 480,480 options that had previously been granted to certain executive officers with exercise prices ranging from $8.00 to $13.00 per share (representing the market price of the Common Stock on the date such options were initially granted), and granted an identical number of new options with identical terms and vesting periods (the "Replacement Options") to these persons with an exercise price of $7.60, the book value per share of Common Stock on September 30, 1995. On May 1, 1996, the last reported sale price per share of the Common Stock was $4.375. The per share exercise price relating to each Replacement Option was reduced to $7.238 in connection with the 5% stock dividend effected on June 21, 1996 for holders of record of Common Stock on May 17, 1996.


10. REINSURANCE


     The Company's insurance subsidiaries have entered into reinsurance agreements with non-affiliated companies to limit the net loss arising from large risks, maintain their exposure to loss within capital resources, provide additional capacity for future growth, and effect sharing arrangements. The maximum amount of life insurance retained on any one life ranges from $30 to $150. Amounts of standard risk in excess of that limit are reinsured.



     Reinsurance premiums ceded to other insurers were $2,152, $4,312 and $5,534 in 1996, 1995 and 1994, respectively. Reinsurance ceded has reduced benefits and claims incurred by $6,201, $1,369 and $4,664 in 1996, 1995 and 1994,
respectively. A contingent liability exists to the extent any of the reinsuring companies are unable to meet their obligations under reinsurance agreements. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. The Company believes the assuming companies are able to honor all contractual commitments under the reinsurance agreements, based on its periodic reviews of these companies.



     The Company's largest annuity reinsurer at December 31, 1996 represented $26,138, or 38% of total reinsurance recoverable, $8,907 of premium deposits ceded in 1996 and is rated "A" (Excellent) by A.M. Best. From January 1, 1995 to August 31, 1995, approximately 70% of Standard Life's annuity business pursuant to the terms of the agreement produced after December 31, 1994 was ceded. Standard Life decreased the quota-share portion of business ceded pursuant to this agreement to 50% at September 1, 1995,

                        STANDARD MANAGEMENT CORPORATION

10. REINSURANCE (CONTINUED)
and further reduced it to 25% effective April 1, 1996. This agreement limits dividends and other transfers by Standard Life to SMC or affiliated companies in certain circumstances.

     All the inforce business of First International effective January 1, 1996 was ceded to GIAC through a coinsurance indemnity reinsurance agreement. Under the terms of the agreement, approximately $18,841 of First International's reserves and the related assets were ceded to GIAC as of January 1, 1996. The inforce business related to this automatic coinsurance indemnity reinsurance agreement is comprised of the following two blocks; ("Block I") - ordinary life policies (issued in New York and New Jersey), universal life, immediate and deferred annuities (issued in New York, New Jersey and Vermont), supplemental contracts and group waivers, and ("Block II") - ordinary life policies (not issued in New York and New Jersey) issued prior to 1989, and term life policies (issued in New York, New Jersey and Vermont) issued after 1988.


     Effective at January 1, 1996, GIAC entered into a modified coinsurance indemnity reinsurance agreement with Standard Life with respect to Blocks I and
II. Under the terms of the agreement, approximately $18,841 of Standard Life's reserves were assumed from GIAC as of January 1, 1996. Standard Life incurs experience rating refunds to GIAC on Block I. There is no experience rating refund on Block II.



     As part of the acquisition of First International by SMC in 1992, Standard Life entered into an indemnity reinsurance agreement with First International effective July 1, 1992. This business was subsequently assumed by Standard Life effective January 1, 1993. At the date of the sale of First International to GIAC, Standard Life ceded this block of business with policy reserves of $12,514 and related assets to GIAC, pursuant to an automatic coinsurance indemnity reinsurance agreement. This block of business ("Block III") consisted of term life policies (not issued in New York, New Jersey or Vermont) issued after 1988 and immediate and deferred annuities (not issued in New York, New Jersey and Vermont) and lottery annuities. Standard Life will continue to receive profits from Block III through experience rating refunds from GIAC on Block III.



     Standard Life received an administration fee of $316 for the year ended December 31, 1996 from First International for the administration of the Block I and Block II policies that were in force at the time of the sale of First International.



     In June 1988, Standard Life ceded a block of business to National Mutual. Effective May 31, 1996, Standard Life terminated by recapture the reinsurance agreement with National Mutual. As a result of this recapture, Standard Life received assets of $5,201 and liabilities of $4,953, primarily ordinary life policies. In connection with this transaction, Standard Life collected administration fees of $375 related to services provided in prior years that had not been recorded previously due to uncertainty as to collection. This administration fee income and premium income recorded with recapture will not recur in the future.


11. RELATED PARTY TRANSACTIONS


     The Company paid legal fees of $23 and $114 in 1995 and 1994, respectively, to a law firm of which a partner is a director and officer of SMC. This director and officer resigned from the law firm effective January 1, 1996. In April 1994, the Company made a loan to this director and officer in the amount of $70, due May 1, 1995, at an annual interest rate of 7%. This loan was renewed in May 1995 and was due in two installments of $40 on May 1, 1996 and $30 on August 1, 1997. This loan was collateralized by 10,000 shares of Common Stock owned by the director and officer. The outstanding principal balance at December 31, 1995 was $70. This note was repaid in 1996, with SMC becoming a guarantor supporting a $70 loan to this director and officer on June 25, 1996. The guaranty will be effective until the earlier of repayment of the loan or June 25, 1999.


     A director and officer of SMC was the sole owner of an independent insurance marketing organization. On April 1, 1994, the assets of this marketing organization were sold to Standard Marketing for $174 payable

                        STANDARD MANAGEMENT CORPORATION

11. RELATED PARTY TRANSACTIONS (CONTINUED) on an installment basis over a four year period. The outstanding principal balance due on this installment note was $60 and $104 on December 31, 1996 and 1995, respectively. Until the consummation of this transaction, this marketing organization was a master general agent for Standard Marketing and received commissions from Standard Life for sales made on its behalf. These commissions, which amounted to approximately $128 in 1994, were paid at rates comparable to commissions received by non-affiliated master general agents. As a result of the purchase of the marketing organization assets, Standard Marketing receives those commissions previously received by the marketing organization.

     In December 1994, SMC consolidated two loans to an officer and director of SMC, in the amount of $325 with an annual interest rate of 6.5%, repayable at $2 per month (principal and interest) with a final payment due on December 31, 1996. This loan was refinanced December 29, 1995, and again at December 31, 1996, at an annual interest rate of 5%, payable at $1 per month, with additional annual payments ranging from $50 to $84 through December 31, 2001. The outstanding principal balance was $338 and $333 at December 31, 1996 and 1995, respectively.

     A director of SMC received $197 in fees for services rendered in connection with the offshore offering of common stock in December 1993 and January 1994.

     In December 1993, the Company entered into a consulting agreement with a director. The consulting agreement was effective December 1, 1993 and expired on November 30, 1996. Under the terms of the agreement the Company agreed to pay the director $30, $35 and $40 during the first, second and third year of the agreement, respectively. In July 1994, SMC made two loans to this director of SMC in the amounts of $100 and $80. Both notes were at an annual interest rate of prime plus 1%, require quarterly principal repayments and were due in 1996. The outstanding principal balances on these notes were $127 at December 31, 1995. Both notes were repaid in 1996.

     SMC entered into a covenant not to compete agreement with a former officer and director in February 1997, effective July 1, 1996, the date his employment agreement terminated. In accordance with the covenant not to compete agreement, the officer and director received a lump sum payment of $150 in February 1997, and will receive $125 in each of July 1997 and 1998, and $100 in July 1999.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company rents office and storage space under noncancellable operating leases. The Company incurred rent expense for operating leases of $1,037, $1,092 and $916 in 1996, 1995 and 1994, respectively. Pursuant to the terms of a lease agreement effective June 1, 1991, Standard Life has agreed to lease office space for a ten year period. After the initial ten year lease period, Standard Life may continue to lease the premises on a month to month basis at a rental of 125% of the prevailing market rate for the leased premises in effect at that time.

     In April 1995, SMC sold its equipment and leased it back under a capital lease. SMC has the option to renew or purchase the equipment at the end of the lease term in April 1998. The cost and accumulated depreciation of the equipment was $1,396 and $814, respectively at December 31, 1996.

                        STANDARD MANAGEMENT CORPORATION

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
     Future required minimum rental payments, by year and in the aggregate, under noncancellable capital leases and operating leases as of December 31, 1996, are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
1997........................................................   $539      $  958
1998........................................................    144         717
1999........................................................     --         558
2000........................................................     --         558
2001........................................................     --         232
Thereafter..................................................     --          --
                                                               ----      ------
Total minimum lease payments................................    683      $3,023
                                                                         ======
Less amounts representing interest..........................     46
                                                               ----
Present value of net minimum lease payments under capital
  lease.....................................................   $637
                                                               ====

Employment Agreements

     Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change of control of the Company. The commitment under these agreements is approximately three times their current annual salaries. Additionally, following termination from the Company following a change in control, each executive is entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,081,080 shares at December 31, 1996.

     In the first quarter of 1997, the chief financial officer gave notice that he will be terminating his employment at the Company as he has been named Commissioner of the Indiana Department of Insurance. The Company is currently discussing benefits that may or may not be due to the officer. The amount of such benefits can not be determined at this time.

13. EMPLOYEE BENEFIT PLAN

     The Company has an employee savings plan, available to substantially all salaried employees, containing a matched savings provision that permits both pretax and after-tax employee contributions pursuant to Section 401(k) of the Internal Revenue Code. Participants can contribute from 1% to 15% of their annual compensation and receive a matching employer contribution not to exceed 4% of their annual compensation. The matching contribution is at the discretion of the Company pursuant to the savings plan contract. The contributions may be invested in several investment funds including Common Stock. The Company's total expense for the plan was $104, $43 and $38 in 1996, 1995 and 1994, respectively.

14. LITIGATION

     SMC and certain of its officers, directors and underwriters were named as defendants in a class action lawsuit originally filed in March 1993 related to allegations surrounding SMC's initial public offering ("IPO") of 2.3 million shares of Common Stock in February 1993.

     On November 9, 1994, SMC signed a Stipulation of Settlement in the class action suit. The settlement was approved by the United States District Court on March 2, 1995 after notice and hearing. On April 28, 1995, SMC signed a Settlement Agreement with the 22 persons who previously excluded themselves from the

                        STANDARD MANAGEMENT CORPORATION

14. LITIGATION (CONTINUED)
class of plaintiffs in the November 9, 1994 settlement. The settlement was approved by the United States District Court on April 28, 1995.

     Although SMC firmly believes the lawsuit was without merit, management decided it was in the best interest of shareholders and policyholders to settle the suit, thereby decreasing legal costs and enhancing the Company's ability to make acquisitions and obtain related financing. SMC charged the estimated future costs of the settlement of $3,700 to earnings in 1994. The $3,700 charge includes $3,000 of Class S Preferred Stock (see Note 8), $263 in cash which was distributed to the class participants, and $437 of estimated future legal and other costs to settle the lawsuit and register the Class S Preferred Stock. The $263 cash settlement was part of a $650 cash settlement fund, the remainder of which was paid by the underwriters of the IPO. When aggregated with the class action lawsuit litigation costs already incurred prior to the settlement, the total class action lawsuit litigation and settlement costs were $4,018 ($.73 per share) for 1994.

     With the signing of the Settlement Agreement with the 22 persons who previously excluded themselves from the class and a reevaluation of the estimated future legal and other costs to settle the lawsuit, SMC recorded a reduction in the estimated future costs to settle the lawsuit and list the Class S Preferred Stock of $314 in 1995. The Class S Preferred Stock was issued on February 8, 1996.

     In addition, the Company is involved in various legal proceedings in the normal course of business. In most cases, such proceedings involve claims under insurance policies or other contracts of the Company. The outcomes of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity, or future results of operations of the Company based on the Company's current understanding of the relevant facts and law.

15. STATUTORY ACCOUNTING INFORMATION OF SUBSIDIARIES

     The Company's domestic insurance subsidiaries maintain their records in conformity with statutory accounting practices prescribed or permitted by state insurance regulatory authorities. Statutory accounting practices differ in certain respects from GAAP. In consolidation, adjustments have been made to conform the Company's domestic subsidiaries' accounts with GAAP.

     The Company's U.S. life insurance subsidiaries had consolidated statutory capital and surplus of $22,970 and $12,877 at December 31, 1996 and 1995, respectively, after appropriate eliminations of intercompany accounts among such subsidiaries. Consolidated net income (loss) of the Company's life insurance subsidiaries on a statutory basis, after appropriate eliminations of intercompany accounts among such subsidiaries, was $3,291, $(1,339) and $68 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum capital and surplus required by the Indiana Insurance Code as of December 31, 1996 was $450 on a statutory basis.

     "Prescribed" statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1998, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

     Policy reserves for Dixie National Life's fixed premium universal life policies were calculated according to the Commissioners' Reserve Valuation Method ("CRVM") for traditional whole life policies. This differs

                        STANDARD MANAGEMENT CORPORATION

15. STATUTORY ACCOUNTING INFORMATION OF SUBSIDIARIES (CONTINUED) from prescribed statutory accounting practices. Effective October 2, 1995, Dixie National Life received permission from the Mississippi Insurance Department to strengthen the reserves for these policies by using the CRVM methodology as modified by the Universal Life Model Regulation. This reserve strengthening will be recorded quarterly through September 30, 1998. This permitted accounting practice increased statutory surplus as of December 31, 1996 by $1,053.

     From the funds borrowed by SMC pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $13,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate plus 2% per annum, and annual principal payments of $1,000 per year beginning in 2007 and concluding in 2019. As required by state regulatory authorities, the balance of the surplus debenture at December 31, 1996 of $13,000 is classified as a part of capital and surplus of Standard Life. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance.

     SMC's ability to pay operating expenses and meet debt service obligations is partially dependent upon the amount of dividends received from Standard Life. Standard Life's ability to pay cash dividends to SMC is, in turn, restricted by law or subject to approval by the insurance regulatory authorities of Indiana. Dividends are permitted based on, among other things, the level of preceding year statutory surplus and net income. In 1994 and 1995, Standard Life paid no dividends to SMC. In 1996, Standard Life paid a dividend of $1,000 to SMC. During 1997, Standard Life can pay dividends of $2,297 without regulatory approval; Standard Life must notify the Indiana regulatory authorities of the intent to pay dividends at least thirty days prior to payment.

     State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of investment and insurance risks. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company's insurance subsidiaries has a Ratio that is at least 400% of the minimum RBC requirements; accordingly, the subsidiaries meet the RBC requirements.

     The statutory capital and surplus for Premier Life (Luxembourg) was $8,243 and $6,857 at fiscal years ended 1996 and 1995, respectively, and minimum capital and surplus under local insurance regulations was $3,295 and $2,736 at fiscal years ended 1996 and 1995, respectively. The statutory capital and surplus for Premier Life (Bermuda) was $1,307 and $1,245 at fiscal years ended 1996 and 1995, respectively, and minimum capital and surplus under local insurance regulations was $250 at fiscal years ended 1996 and 1995. Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends under Luxembourg law in 1996 and 1995 due to accumulated losses.

16. OPERATIONS BY GEOGRAPHIC AREA

     The Company operates exclusively in one business segment -- the sale and administration of life insurance business (principally annuities and other financial products).

                        STANDARD MANAGEMENT CORPORATION

16. OPERATIONS BY GEOGRAPHIC AREA (CONTINUED)
     The revenues, pre-tax income and assets by geographic area for 1994 through 1996 are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                      1996        1995        1994
                                                      ----        ----        ----
Revenues:
  United States.................................     $36,899     $26,851     $22,514
  Europe........................................       3,783       3,379       3,911
  Caribbean.....................................          --           8          93
                                                     -------     -------     -------
       Total....................................     $40,682     $30,238     $26,518
                                                     =======     =======     =======
Income (loss) before federal income taxes,
  extraordinary gain on early redemption of
  redeemable preferred stock and preferred stock
  dividends:                                             YEAR ENDED DECEMBER 31,
                                                     -------------------------------
  United States.................................     $ 2,688     $ 1,224     $(4,710)
  Europe........................................       1,243         411       1,259
  Caribbean.....................................         (21)        (79)        (63)
                                                     -------     -------     -------
       Total....................................     $ 3,910     $ 1,556     $(3,514)
                                                     =======     =======     =======

                                                         AT DECEMBER 31,
                                                  ------------------------------
                                                    1996       1995       1994
                                                    ----       ----       ----
Assets:
  United States.................................  $486,951   $343,040   $264,906
  Europe........................................   141,837    136,318    108,237
  Caribbean.....................................        --        240        381
                                                  --------   --------   --------
       Total....................................  $628,788   $479,598   $373,524
                                                  ========   ========   ========

     The states in the U.S. with the largest share of U.S. premiums collected in 1996 were Indiana (18%), Ohio (16%), Florida (14%), California (11%) and Michigan (6%). No other state accounted for more than 4% of total collected premiums.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following discussion outlines the methods and assumptions used by the Company in estimating its fair value disclosures for its financial instrument assets and liabilities as of December 31, 1996 and 1995. Because fair values for all balance sheet items are not required to be disclosed pursuant to SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", the aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company; likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

     Fixed maturity securities: Fair values for fixed maturity securities are based on quoted market prices from broker-dealers, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or, in the case of private placements, are estimated by discounting the expected future cash flows using current market rates applicable to the coupon rate, credit, and maturity of the investments.

     Equity securities: The fair values for equity securities are based on the quoted market prices.

     Mortgage loans and policy loans: The estimated fair values for mortgage loans and policy loans are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings.

                        STANDARD MANAGEMENT CORPORATION

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
     Assets and liabilities held in separate accounts: Fair values for the assets held in separate accounts are determined from broker-dealer market makers, or valuations supplied by internationally recognized statistical rating organizations. The separate account liability represents the Company's obligations to policyholders and approximates fair value.

     Insurance liabilities for investment contracts: Fair values for the Company's liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining contracts being valued. The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1996 and 1995, as credited rates on the vast majority of account balances approximate current rates paid on similar investments and because these rates are generally not guaranteed beyond one year.

     Insurance liabilities for non-investment contracts: Fair value disclosures for the Company's reserves for insurance contracts other than investment-type contracts are not required and have not been determined by the Company. However, the Company closely monitors the level of its insurance liabilities and the fair value of reserves under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk.

     Notes payable: The Company believes the fair value of its variable rate long-term debt was equal to its carrying value at December 31, 1996 and 1995. The Company negotiated the terms of its Amended Credit Agreement with its lenders in November 1996. Those negotiations were based on the financial condition of the Company and market conditions at that time. The financial condition of the Company has not changed significantly since the negotiations and although market conditions have changed, the Company pays a variable rate of interest on the debt which reflects the changed market conditions.

     The carrying amount for all other financial instruments approximates their fair values.

     The fair value of the Company's financial instruments is shown below using a summarized version of the Company's assets and liabilities at December 31, 1996 and 1995. Refer to Note 4 for additional information relating to the fair value for investments.

                                                                        DECEMBER 31,
                                                        --------------------------------------------
                                                                1996                    1995
                                                        --------------------    --------------------
                                                          FAIR      CARRYING      FAIR      CARRYING
                                                         VALUE       AMOUNT      VALUE       AMOUNT
                                                         -----      --------     -----      --------
Assets:
  Investments:
     Securities available for sale:
       Fixed maturity securities....................    $347,310    $347,310    $232,092    $232,092
       Equity securities............................          62          62          52          52
     Mortgage loans on real estate..................       3,041       3,035       2,990       2,963
     Policy loans...................................       7,767       9,903       6,674       8,509
     Other invested assets..........................         888         865       1,401       1,367
     Short-term investments.........................       8,417       8,417      35,058      35,058
     Assets held in separate accounts...............     128,546     128,546     122,705     122,705
Liabilities:
     Insurance liabilities for investment
       contracts....................................     333,633     333,633     212,500     212,500
     Class action litigation and settlement
       liability....................................          --          --       3,000       3,000
     Capital lease obligation.......................         637         637       1,084       1,084
     Notes payable..................................      20,060      20,060       3,107       3,107
     Liabilities related to separate accounts.......     128,546     128,546     122,705     122,705

                        STANDARD MANAGEMENT CORPORATION

18. PENDING ACQUISITION


     SMC has entered into an Agreement and Plan of Merger dated as of December 19, 1996, as amended February 17, 1997, with Savers Life Insurance Company ("Savers Life"). Savers Life offers retirement products, major medical insurance and Medicare supplement insurance through 5,000 independent brokers, primarily in North Carolina, South Carolina and Virginia. SMC will pay approximately $14,200 plus acquisition costs for the approximately $80,000 asset company, with shareholders of Savers Life initially receiving $8.00 for each share of Savers Life Common Stock, consisting of Common Stock and an election of up to $1.50 per share in cash. The proposed acquisition is subject to certain conditions including SMC and Savers Life shareholder approval and approval by applicable regulatory authorities. The acquisition is expected to close during the second quarter of 1997.


19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Earnings per common and common equivalent share for each quarter are computed independently of earnings per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings during the year, the sum of the quarterly earnings per share may not equal the earnings per share for the year. All applicable per share amounts have been retroactively adjusted to reflect the 5% stock dividend.


                                                                          1996 QUARTERS
                                                              --------------------------------------
                                                              FIRST     SECOND     THIRD     FOURTH
                                                              -----     ------     -----     ------
Total revenues............................................    $8,856    $13,040    $7,969    $10,817
                                                              ======    =======    ======    =======
Components of net income:
  Operating income........................................    $  214    $    60    $  342    $   804
  Net realized investment gains...........................       145        125       129        387
  Gain on disposal of subsidiaries........................     2,306         --        --         --
  Extraordinary gain on early redemption of redeemable
     preferred stock......................................       101        166       233          2
                                                              ------    -------    ------    -------
  Net income..............................................    $2,766    $   351    $  704    $ 1,193
                                                              ======    =======    ======    =======
Net income per common and common equivalent share.........    $  .48    $   .07    $  .14    $   .24
                                                              ======    =======    ======    =======



                                                                           1995 QUARTERS
                                                                ------------------------------------
                                                                FIRST     SECOND    THIRD     FOURTH
                                                                -----     ------    -----     ------
Total revenues..............................................    $7,379    $6,910    $7,104    $8,846
                                                                ======    ======    ======    ======
Components of net income:
  Operating income (loss)...................................    $  250    $ (279)   $  323    $  167
  Net realized investment gains.............................        36       213       122       167
  Class action litigation and settlement credit.............        --       314        --        --
                                                                ------    ------    ------    ------
  Net income................................................    $  286    $  248    $  445    $  334
                                                                ======    ======    ======    ======
Net income per common and common equivalent share...........    $  .05    $  .05    $  .08    $  .06
                                                                ======    ======    ======    ======


     Reporting the results of insurance operations on a quarterly basis requires the use of numerous estimates throughout the year, primarily in the computation of reserves and the effective rate for federal income taxes. It is the Company's practice to review estimates at the end of each quarter and, if necessary, make appropriate adjustments, with the effect of such adjustments being reported in current operations. Only at year-end is the Company able to assess the accuracy of its previous quarterly estimates. The Company's fourth quarter results include the effect of the difference between previous estimates and actual year-end results. Therefore, the results of an interim period may not be indicative of the results of the entire year.

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                 1996            1995
                                                                 ----            ----
ASSETS
Investments:
  Investment in subsidiaries................................    $46,669         $44,452
  Surplus debenture due from Standard Life..................     13,000              --
  Equity securities available for sale, at fair value
     (amortized cost: $8)...................................         12              --
  Real estate, at cost less accumulated depreciation of $23
     in 1996 and $15 in 1995................................        139             147
  Investment in joint venture...............................        320              --
  Notes receivable from officers and directors..............        338             534
  Short-term investments, at cost, which approximates fair
     value..................................................        124             714
                                                                -------         -------
                                                                 60,602          45,847
Cash........................................................        900             254
Property and equipment, less accumulated depreciation of
  $989 in 1996 and $399 in 1995.............................      1,087           1,431
Note receivable from affiliate..............................      2,858           2,858
Amounts receivable from subsidiaries........................        638             505
Other assets................................................        829             484
                                                                -------         -------
       Total assets.........................................    $66,914         $51,379
                                                                =======         =======
LIABILITIES
Obligations under capital lease.............................        637           1,084
Class action litigation and settlement liability............         --           3,000
Notes payable...............................................     20,000           3,000
Note payable to affiliate...................................      2,858           2,858
Amounts due to subsidiaries.................................        473             677
Other liabilities...........................................      1,023             518
                                                                -------         -------
       Total liabilities....................................     24,991          11,137
Class S Cumulative Convertible Redeemable Preferred Stock,
  par value $10 per share:
  Authorized 300,000 shares; issued and outstanding 159,889
     shares.................................................      1,757              --
SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
  Authorized 700,000 shares; none issued and outstanding....         --              --
Common Stock, no par value:
  Authorized 20,000,000 shares
  Issued 5,752,499 shares in 1996 and 5,459,573 in 1995.....     40,481          39,808
Treasury stock, at cost, 728,229 shares in 1996 and 502,025
  shares in 1995 (deduction)................................     (3,528)         (2,621)
Unrealized gain (loss) on securities available for sale of
  subsidiaries..............................................       (746)          2,582
Foreign currency translation adjustment of subsidiaries.....        691           1,159
Retained earnings (deficit).................................      3,268            (686)
                                                                -------         -------
       Total shareholders' equity...........................     40,166          40,242
                                                                -------         -------
       Total liabilities, redeemable securities and
        shareholders' equity................................    $66,914         $51,379
                                                                =======         =======

           See accompanying notes to condensed financial statements.

                        STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                 1996       1995      1994
                                                                 ----       ----      ----
Revenues:
  Net investment income.....................................    $    32    $  112    $   130
  Interest income from subsidiaries.........................        357       172         90
  Net realized investment gains (losses)....................         --        23       (276)
  Loss on disposal of subsidiary............................       (156)       --         --
  Other income..............................................        135        28         --
  Rental income from subsidiaries...........................        853       715        525
  Management fees from subsidiaries.........................      1,905     1,930      1,630
                                                                -------    ------    -------
     Total revenues.........................................      3,126     2,980      2,099
Expenses:
  Other operating expenses..................................      3,470     2,793      2,772
  Interest expense and financing costs......................        799       110         38
  Interest expense on note payable to affiliate.............        161       172         90
  Class action litigation and settlement costs (credit).....         --      (314)     4,018
                                                                -------    ------    -------
     Total expenses.........................................      4,430     2,761      6,918
                                                                -------    ------    -------
Income (loss) before federal income taxes, equity in
  earnings of consolidated subsidiaries, extraordinary gain
  on early redemption of redeemable preferred stock and
  preferred stock dividends.................................     (1,304)      219     (4,819)
Federal income tax expense (credit).........................         --       (57)       (67)
                                                                -------    ------    -------
Income (loss) before equity in earnings of consolidated
  subsidiaries, extraordinary gain on early redemption of
  redeemable preferred stock and preferred stock
  dividends.................................................     (1,304)      276     (4,752)
Equity in earnings of consolidated subsidiaries.............      5,816     1,037      1,316
                                                                -------    ------    -------
Income (loss) before extraordinary gain on early redemption
  of redeemable preferred stock and preferred stock
  dividends.................................................      4,512     1,313     (3,436)
Extraordinary gain on early redemption of redeemable
  preferred stock, net of $-- federal income tax............        502        --         --
                                                                -------    ------    -------
NET INCOME (LOSS)...........................................      5,014     1,313     (3,436)
Preferred stock dividends...................................        208        --         --
                                                                -------    ------    -------
Earnings available to common shareholders...................    $ 4,806    $1,313    $(3,436)
                                                                =======    ======    =======

           See accompanying notes to condensed financial statements.

                        STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1996       1995       1994
                                                                  ----       ----       ----
OPERATING ACTIVITIES
Net income (loss)...........................................    $  5,014    $ 1,313    $(3,436)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Extraordinary gain on early redemption of redeemable
     preferred stock........................................        (502)        --         --
  Amortization of deferred debt issuance costs..............          32          2         --
  Class action litigation and settlement liability..........          --       (655)     3,655
  Depreciation and amortization.............................         564        562        470
  Equity in earnings of subsidiaries........................      (5,816)    (1,037)    (1,316)
  Accrued interest payable..................................         320         --         --
  Other liabilities.........................................         192        480        495
  Net realized investment gain (loss).......................          --        (23)       276
  Dividend from Standard Life...............................       1,000         --         --
  Other.....................................................         165       (250)       179
                                                                --------    -------    -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............         969        392        323
FINANCING ACTIVITIES
Issuance of Common Stock, net...............................          --          6      3,347
Borrowings, net of debt issuance costs of $208 in 1996 and
  $81 in 1995...............................................      16,792      2,923         --
Repayments on long-term debt and capital lease obligation...        (491)      (312)        --
Short-term borrowings, net..................................          --       (550)       550
Redemption of redeemable preferred stock....................        (949)        --         --
Repurchase of stock warrants................................        (600)        --         --
Proceeds from common and treasury stock sales...............         100         --         --
Purchase of Common Stock for treasury.......................      (2,126)      (822)      (931)
                                                                --------    -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............      12,726      1,245      2,966
INVESTING ACTIVITIES
Investments, net............................................         197        653     (1,309)
Surplus debenture contributed to Standard Life..............     (13,000)        --         --
Capital contribution to Standard Life.......................          --     (3,000)    (1,225)
Capital contribution to Standard Management International...          --       (170)       (90)
Capital contribution to Standard Advertising, Inc...........          --       (173)        --
Capital contribution to Standard Reinsurance................          --         (6)        --
Purchase of Standard Management International...............          --         --        (67)
Proceeds from sale of property and equipment under sales
  leaseback.................................................          --      1,396         --
Purchase of property and equipment, net.....................        (246)      (475)    (1,448)
                                                                --------    -------    -------
     NET CASH USED BY INVESTING ACTIVITIES..................     (13,049)    (1,775)    (4,139)
                                                                --------    -------    -------
Net increase (decrease) in cash.............................         646       (138)      (850)
Cash at beginning of year...................................         254        392      1,242
                                                                --------    -------    -------
Cash at end of year.........................................    $    900    $   254    $   392
                                                                ========    =======    =======

           See accompanying notes to condensed financial statements.

                        STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               DECEMBER 31, 1996

1. BASIS OF PRESENTATION

     For purposes of these condensed financial statements Standard Management Corporation ("SMC") carries its investments in subsidiaries at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. Net income of its subsidiaries is included in income using the equity method. These condensed financial statements should be read in conjunction with SMC's consolidated financial statements included elsewhere in this document.

2. DIVIDENDS FROM SUBSIDIARIES

     SMC received a cash dividend from subsidiaries of $1,000 in 1996. There were no cash dividends paid to SMC from its subsidiaries in 1995 and 1994.

3. NOTES PAYABLE

     SMC has outstanding borrowings at December 31, 1996 pursuant to an Amended Revolving Line of Credit Agreement with a bank (the "Amended Credit Agreement") that provides for it to borrow up to $16,000 in the form of a seven-year reducing revolving loan arrangement. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 60,000 shares of Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock") and Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowings under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements for SMC, positive net income, minimum statutory surplus requirements for the Company's insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets. At December 31, 1996, SMC had borrowed $16,000 under this Amended Credit Agreement at a weighted average interest rate of 8.849%.

     In connection with the acquisition of Shelby Life, SMC borrowed $4,000 from an insurance company pursuant to a subordinated convertible debt agreement which is due in December 2003 and requires interest payments in cash at 12% per annum, or, if SMC chooses, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. The subordinated convertible notes are convertible into Common Stock at the rate of $6.00 per share through November 1997, and $5.75 per share thereafter. SMC may prepay the subordinated convertible debt with not less than thirty days notice at any time. The subordinated convertible debt agreement contains terms and financial covenants substantially similar to those in the Amended Credit Agreement.

4. SURPLUS DEBENTURE

     From the funds borrowed by SMC pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $13,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest

                        STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

4. SURPLUS DEBENTURE (CONTINUED)
payments to SMC at a variable corporate base rate plus 2% per annum, and annual principal payments of $1,000 per year beginning in 2007 and concluding in 2019. As required by state regulatory authorities, the balance of the surplus debenture at December 31, 1996 of $13,000 is classified as a part of capital and surplus of Standard Life. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance.

5. REDEEMABLE PREFERRED STOCK

     In connection with the class action lawsuit settlement in March 1995, 300,000 of these shares designated as Class S Preferred Stock, $10.00 per share par value, were issued February 8, 1996. The Class S Preferred Stock is redeemable in February 2003, has an 11% annual cumulative dividend payable in February 2003, and is convertible into Common Stock at $7.62 per share until February 1998 and $10.00 per share thereafter, subject to adjustment under a formula intended to protect against dilution.

     SMC may voluntarily redeem the Class S Preferred Stock prior to February 2003 at par value plus accumulated and unpaid dividends. In February 1996, SMC instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated transactions. As of December 31, 1996, SMC had repurchased and retired 140,111 shares of its Class S Preferred Stock for $949, primarily paid through additional borrowings under the Amended Credit Agreement. This repurchase resulted in an extraordinary gain on early redemption of redeemable preferred stock of $502 for the year ended December 31, 1996.

6. STOCK DIVIDEND

     SMC declared a 5% stock dividend on shares of its common stock for shareholders of record on May 17, 1996 which was distributed on June 21, 1996. All applicable number of shares and per share amounts included in the accompanying condensed financial statements and notes have been retroactively adjusted to reflect this stock dividend for all periods presented.

                           SCHEDULE IV -- REINSURANCE

                        STANDARD MANAGEMENT CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                                  PERCENTAGE
                                                         CEDED TO      ASSUMED                    OF AMOUNT
                                            GROSS         OTHER       FROM OTHER       NET         ASSUMED
                                            AMOUNT      COMPANIES     COMPANIES       AMOUNT        TO NET
                                            ------      ---------     ----------      ------      ----------
YEAR ENDED DECEMBER 31, 1996:
Life insurance in force...............    $3,000,763    $1,633,340       $252       $1,367,675      .02%
                                          ==========    ==========       ====       ==========       ===
Premiums
  Life insurance and annuities........    $   11,862    $    2,152       $ --       $    9,710
  Accident and health insurance.......            21            --         --               21
  Supplementary contract and other
     funds on deposit.................           737            --         --              737
                                          ----------    ----------       ----       ----------
     Total premiums...................    $   12,620    $    2,152       $ --       $   10,468
                                          ==========    ==========       ====       ==========
YEAR ENDED DECEMBER 31, 1995:
Life insurance in force...............    $2,316,826    $1,490,812       $282       $  826,296      .03%
                                          ==========    ==========       ====       ==========       ===
Premiums
  Life insurance and annuities........    $    9,574    $    4,312       $ --       $    5,262
  Accident and health insurance.......            22            --         --               22
  Supplementary contract and other
     funds on deposit.................           220            --         --              220
                                          ----------    ----------       ----       ----------
     Total premiums...................    $    9,816    $    4,312       $ --       $    5,504
                                          ==========    ==========       ====       ==========
YEAR ENDED DECEMBER 31, 1994:
Life insurance in force...............    $2,561,412    $1,774,308       $310       $  787,414      .04%
                                          ==========    ==========       ====       ==========       ===
Premiums
  Life insurance and annuities........    $    9,670    $    5,534       $ --       $    4,136
  Accident and health insurance.......            27            --         --               27
  Supplementary contracts and other
     funds on deposit.................           402            --         --              402
                                          ----------    ----------       ----       ----------
     Total premiums...................    $   10,099    $    5,534       $ --       $    4,565
                                          ==========    ==========       ====       ==========

                                 EXHIBIT INDEX

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                         NUMBER
-------                      -----------------------                       ----------
 2.1       Agreement and Plan of Merger dated as of December 19, 1996 by and among SMC and Savers Life. (incorporated by reference to SMC's Form 8-K (File No. 0-20882) as filed with the
           Commission on January 24, 1997.
 2.2       Amendment to Agreement and Plan of Merger dated as of
           February 17, 1997 by and among SMC and Savers Life
           (incorporated by reference to SMC's Form 8-K (File No.
           0-20882) as filed with the Commission on February 19, 1997).
 3(i)      Amended and Restated Articles of Incorporation, as amended
           (incorporated by reference to SMC's Annual Report on Form
           10-K (File No. 2-20882) for the year ended December 31,
           1995).
 3(ii)     Amended and Restated Bylaws of SMC as amended (incorporated by reference to SMC's Registration Statement on Form S-1
           (Registration No. 33-53370) as filed with the Commission on
           January 27, 1993 and to Exhibit 3 of SMC's Quarterly Report
           on Form 10-Q (File No. 0-20882) for the quarter ended
           September 30, 1994).
 4.1       Form of Senior Note Agreement Warrant (incorporated by
           reference to SMC's Registration Statement on Form S-1
           (Registration No. 33-53370) as filed with the Commission on
           January 27, 1993).
 4.2       Form of Oppbridge Partners Warrant (incorporated by
           reference to SMC's Registration Statement on Form S-1
           (Registration No. 33-53370) as filed with the Commission on
           January 27, 1993).
 4.3       Registration Rights Agreement, dated as of May 3, 1990 among
           SMC, Howard T. Cohn and Joseph J. Piazza and the first
           amendment thereto, dated June 4, 1990 (incorporated by
           reference to SMC's Registration Statement on Form S-1
           (Registration No. 33-53370) as filed with the Commission on
           January 27, 1993).
 4.4       Amended and Restated Registration Rights Agreement dated as of November 8, 1996 by and between SMC and Fleet National
           Bank (incorporated by reference to SMC's Quarterly Report on
           Form 10-Q (File No. 0-20882) for the quarter ended September
           30, 1996).
 4.5       Form of Fleet National Bank Warrant (incorporated by
           reference to SMC's Quarterly Report on Form 10-Q (File No.
           0-20882) for the quarter ended September 30, 1996).
 4.6       Form of President's Club Warrant (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 2-20882) for
           the year ended December 31, 1995).
 4.7       Registration Rights Agreement dated as of November 8, 1996 by and between SMC and Great American Reserve Insurance
           Company ("Great American Reserve") (incorporated by
           reference to SMC's Quarterly Report on Form 10-Q (File No.
           0-20882) for the quarter ended September 30, 1996).
 4.8       Form of Sand Brothers & Company, Ltd. Warrant
10.1       Amended Advisory Agreement, dated as of August 1, 1991,
           between SMC and Conseco Capital Management, Inc., as
           amended, April 17, 1995 (incorporated by reference to SMC's
           Annual Report on Form 10-K (File No. 2-20882) for the year ended December 31, 1995).
10.2       Second Amended and Restated Employment Contract by and
           between SMC and Ronald D. Hunter, dated and effective, as
           amended, April 3, 1995 (incorporated by reference to SMC's
           Quarterly Report on Form 10-Q (File No. 0-20882) for the
           quarter ended June 30, 1995).

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                         NUMBER
-------                      -----------------------                       ----------
10.3       Second Amended and Restated Employment Contract by and
           between SMC and Edward T. Stahl, dated and effective, as
           amended, April 3, 1995 (incorporated by reference to SMC's
           Quarterly Report on Form 10-Q (File No. 0-20882) for the
           quarter ended June 30, 1995).
10.4       Second Amended and Restated Employment contract by and
           between SMC and Raymond J. Ohlson, dated and effective, as amended, April 3, 1995 (incorporated by reference to SMC's
           Quarterly Report on Form 10-Q (File No. 0-20882) for the
           quarter ended June 30, 1995).
10.5       First Amended and Restated Employment Contract by and
           between SMC and Stephen M. Coons dated and effective, April
           3, 1995 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June
           30, 1995).
10.8       Indemnification Agreement between SMC and Stephen M. Coons and Coons & Saint, dated August 1, 1991 (incorporated by
           reference to SMC's Registration Statement on Form S-1
           (Registration No. 33-53370) as filed with the Commission on
           January 27, 1993).
10.9       Second Amended and Restated 1992 Stock Option Plan, as
           amended (incorporated by reference to SMC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and as amended by SMC's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1994).
10.10      Lease by and between Standard Life and WRC Properties, Inc., dated February 27, 1991 (incorporated by reference to SMC's
           Registration Statement on Form S-1 (Registration No.
           33-53370) as filed with the Commission on January 27, 1993).
10.11      Management Service Agreement between Standard Life and SMC dated August 1, 1992, as amended on January 1, 1997.
10.12      Agreement for Assumption Reinsurance between the National
           Organization Of Life and Health Insurance Guaranty
           Associations and Standard Life, concerning, The Midwest Life
           Insurance Company In Liquidation effective June 1, 1992
           (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the
           Commission on January 27, 1993).
10.13      Reinsurance Agreement between Standard Life and The
           Mercantile and General Reinsurance Company Limited effective
           May 1, 1975 (incorporated by reference to SMC's Registration
           Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).
10.14      Reinsurance Agreement between Firstmark Standard Life
           Insurance Company and The Mercantile and General Reinsurance
           Company of America effective February 1, 1984 (incorporated by reference to SMC's Registration Statement on Form S-1
           (Registration No. 33-53370) as filed with the Commission on
           January 27, 1993).
10.15      Reinsurance Contract between First International and
           Standard Life dated July 10, 1992 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration
           No. 33-53370) as filed with the Commission on January 27,
           1993).
10.19      Renewal Promissory Note from Ronald D. Hunter to SMC in the amount of $337,854 executed December 31, 1996 and due
           December 31, 2001.
10.20      Amended Reinsurance Agreement between Standard Life and
           Winterthur Life Re Insurance Company effective January 1,
           1995 (incorporated by reference to SMC's Annual Report on
           Form 10-K (File No. 2-20882) for the year ended December 31,
           1995).

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                         NUMBER
-------                      -----------------------                       ----------
10.21      Management Service Agreement between Premier Life
           (Luxembourg) and SMC dated September 30, 1994 (incorporated by reference to SMC's Annual Report on Form 10-K (File No.
           0-20882) for the year ended December 31, 1994).
10.22      Assignment of Management Contract dated October 2, 1995 of
           Management Contract dated January 1, 1987 between DNC and
           Dixie National Life to Standard Life (incorporated by
           reference to SMC's Annual Report on Form 10-K (File No.
           2-20882) for the year ended December 31, 1995).
10.23      Indemnity Reinsurance Agreement between Dixie National Life and Crown Life Insurance Company dated and effective
           September 30, 1992, and Amendment No. 1 as amended October
           29, 1992; Amendment No. 2 as amended December 9, 1992;
           Amendment No. 3 as amended February 11, 1993; Amendment No.
           4 as amended June 29, 1993; Amendment No. 5 as amended
           November 17, 1994; Amendment No. 6 as amended December 31,
           1996.
10.24      Automatic Indemnity Reinsurance Agreement between the First
           International and The Guardian Insurance & Annuity Company,
           Inc. dated and effective January 1, 1996 (incorporated by
           reference to SMC's Annual Report on Form 10-K (File No.
           2-20882) for the year ended December 31, 1995).
10.25      Indemnity Retrocession Agreement between The Guardian
           Insurance & Annuity Company, Inc. and the Standard Life
           dated and effective January 1, 1996 (incorporated by
           reference to SMC's Annual Report on Form 10-K (File No.
           2-20882) for the year ended December 31, 1995).
10.26      Automatic Indemnity Reinsurance Agreement between The
           Guardian Insurance & Annuity Company, Inc. and the Standard
           Life dated and effective January 1, 1996 (incorporated by
           reference to SMC's Annual Report on Form 10-K (File No.
           2-20882) for the year ended December 31, 1995).
10.27      Administrative Services Agreement between First
           International and Standard Life dated and effective March
           18, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 2-20882) for the year ended December
           31, 1995).
10.28      Amended and Restated Revolving Line of Credit Agreement
           dated as of November 8, 1996 between SMC and Fleet National
           Bank (incorporated by reference to SMC's Quarterly Report on
           Form 10-Q (File No. 0-20882) for the quarter ended September
           30, 1996).
10.29      Note Agreement dated as of November 8, 1996 between SMC and
           Fleet National Bank in the amount of $16,000,000
           (incorporated by reference to SMC's Quarterly Report on Form
           10-Q (File No. 0-20882) for the quarter ended September 30,
           1996).
10.30      Amended and Restated Pledge Agreement dated as of November
           8, 1996 between SMC and Fleet National Bank (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No.
           0-20882) for the quarter ended September 30, 1996).
10.31      Revised Service Contract Agreement dated as of October 16,
           1995 and effective January 1, 1995 between Standard Life and
           Standard Marketing (incorporated by reference to SMC's
           Annual Report on Form 10-K (File No. 2-20882) for the year ended December 31, 1995).
10.32      Note Agreement dated as of November 8, 1996 by and between
           SMC and Great American Reserve in the amount of $4,000,000
           (incorporated by reference to SMC's Quarterly Report on Form
           10-Q (File No. 0-20882) for the quarter ended September 30,
           1996).

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                         NUMBER
-------                      -----------------------                       ----------
10.33      Senior Subordinated Convertible Note dated as of November 8,
           1996 by and between SMC and Great American Reserve in the
           amount of $4,000,000 (incorporated by reference to SMC's
           Quarterly Report on Form 10-Q (File No. 0-20882) for the
           quarter ended September 30, 1996).
10.34      Surplus Debenture dated as of November 8, 1996 by and
           between SMC and Standard Life in the amount of $13,000,000
           (incorporated by reference to SMC's Quarterly Report on Form
           10-Q (File No. 0-20882) for the quarter ended September 30,
           1996).
10.35      Portfolio Indemnify Reinsurance Agreement between Dixie
           National Life and Cologne Life Reinsurance Company dated and effective December 31, 1996.
11         Statement regarding computation of per share earnings
21.1       List of Subsidiaries of SMC
23.1       Consent of Ernst & Young LLP
23.2       Consent of KPMG Audit
27         Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange
           Commission for information only and not filed.