Form 10-K/A
period 1996-12-31
STANDARD MANAGEMENT CORP
filed 1997-04-30
CIK 853971

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-K/A NO. 1

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
------  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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
Yes   X    No
     ---       ---
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

As of February 28, 1997, Registrant had outstanding 5,025,143 shares of Common Stock.

Documents Incorporated by Reference:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Items 10, 11, 12 and 13 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 previously filed with the Securities and Exchange Commission (the "SEC") by Standard Management Corporation, an Indiana corporation ("SMC"), are amended and restated in their entirety as set forth below:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     RONALD D. HUNTER, age 45, has been the Chairman of the Board, Chief Executive Officer and President of SMC since its formation in June 1989 and the Chairman of the Board and Chief Executive Officer of Standard Life since December 1987. Previously, Mr. Hunter held several management and sales positions in the life insurance industry with a number of companies including Conseco, Inc. (1981-1986), Aetna Life & Casualty Company (1978-1981), United Home Life Insurance Company (1975-1977) and Prudential Life Insurance Company (1972-1975).

     STEPHEN M. COONS, age 55, has been a director of SMC since August, 1989. Mr. Coons has been General Counsel and Executive Vice President of SMC since March 1993 and has been Secretary of SMC since March 1994. He was of counsel to the law firm of Coons, Maddox & Koeller from March 1993 to December 31, 1995. Prior to March 1993, Mr. Coons was a partner with the law firm of Coons & Saint. He has been practicing law for 25 years. Mr. Coons served as Indiana Securities Commissioner from 1978 to 1983.

     RAYMOND J. OHLSON, age 46, has served as Executive Vice President and director of SMC since December 1993. He has served as President and director of Standard Marketing since August 1991. Since June 1993, Mr. Ohlson has served as President of Standard Life. Mr. Ohlson entered the life insurance business in 1971. While still in college, Mr. Ohlson qualified for the Million Dollar Round Table and is now a life member. He earned his CLU designation in 1980. Mr. Ohlson owned and operated Ohlson & Associates, an independent insurance marketing organization, from 1984 to April 1, 1994, when the assets of Ohlson & Associates were acquired by Standard Marketing.

     JOHN J. QUINN, age 49, has served as Executive Vice President, Chief Financial Officer and Treasurer of SMC since June 1993, and as a Director of SMC since August 1993. For 24 years prior to June 1993, Mr. Quinn was employed by Ernst & Young LLP as an auditor specializing in the insurance industry. He was named Partner in 1981 and was Chairman of Ernst & Young LLP's Insurance Industry Practice in Indiana from 1989 to 1993. Mr. Quinn is a CPA, a Chartered Life Underwriter ("CLU") and a Fellow of the Life Management Institute ("FLMI"). Mr. Quinn has been appointed as the Indiana Commissioner of Insurance. In connection with that appointment SMC accepted his resignation as an officer and director of SMC effective as of April 15, 1997.

     EDWARD T. STAHL, age 50, has been an Executive Vice President of SMC since its formation, has been a director of SMC from July 1989 (except for the period from January 12, 1990 to May 21, 1990) and has served as Director of Corporate Development since June 1993. Mr. Stahl was Secretary of SMC from June 1989 to March 1994. Mr. Stahl was President and Chief Operations Officer of Standard Life from May 1988 to June 1993. He has been a director of Standard Life since December 1987, and Executive Vice President and Secretary since June 1993. Mr. Stahl has served in various capacities in the insurance industry since 1966. He earned his FLMI designation in 1981, and is a member of several insurance associations.

     RAMESH H. BHAT, age 46, has been a director of SMC since July 1989, except for the period from January 1990 to August 1990. Dr. Bhat has been practicing obstetrics and gynecology in Fort Wayne, Indiana, since 1978 and is a member of the medical staff of Parkview Memorial Hospital and partner of Northeast OB-GYN, P.C., in Fort Wayne, Indiana.

     MARTIAL R. KNIESER, age 55, has been a director of SMC since May 1990. He was Medical Director of Community Hospital Indianapolis from 1978 to 1989 and has been Medical Director of Stat Laboratory

Services from 1989 to present. Dr. Knieser also has been Medical Director of Standard Life since December 1987.

     ROBERT A. BORNS, age 60, has served as Chairman of Borns Management Corporation (real estate management), Indianapolis, Indiana since 1962 and as Chairman of Correctional Management Company, L.L.C. (privatized correctional facilities), Indianapolis, Indiana since 1996. Mr. Borns serves on numerous boards, including IPALCO Enterprises, Inc., Indianapolis Power and Light Company, Indianapolis Water Company, IWC Resources Corporation, and of Heritage Partners Management, Inc. He is also a member of the Board of Trustees of Indianapolis Museum of Art, Indianapolis Symphony Orchestra, Indiana University Foundation and St. Vincent Hospital Advisory Board.

     JAMES C. LANSHE, age 50, has been a director of SMC since August 1993. From 1989 to 1997, Mr. Lanshe served as Chairman of Norex Corporation and its predecessors, a financial services holding company. From 1991 to 1997, Mr. Lanshe served as Chief Executive Officer of Norcross & Company, an investment banking firm. From 1988 to 1991 he was a partner with the law firm of Greenbauer, Boone, Treitz, Maggiolo and Brown of Louisville, Kentucky.

     Under SMC's Bylaws, as in effect on the date hereof, the SMC Board of Directors is divided into three classes, each of whose members serves for a three-year term. Messrs. Coons' and Knieser's terms as directors of SMC will expire on the date of SMC's 1997 Annual Meeting of Stockholders and each will be nominated to serve for an additional term of three years. Messrs. Hunter's, Stahl's and Lanshe's terms as directors of SMC expire on the date of SMC's 1998 Annual Meeting of Stockholders. Messrs. Borns', Ohlson's and Bhat's terms as directors of SMC expire on the date of SMC's 1999 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

     Subject to the disclosure pertaining to Mr. Quinn's appointment as the Indiana Commissioner of Insurance and his resignation as an officer and director of SMC presented above, the information concerning SMC's executive officers required by this Item is incorporated by reference herein to the section in Part I hereof entitled "Executive Officers."

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires SMC's executive officers and directors, and persons who own more than ten percent (10%) of the SMC Common Stock ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish SMC with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it and written representations from certain Reporting Persons, SMC believes that during fiscal 1996 its Reporting Persons complied with all filing requirements applicable to them except that Mr. Borns filed one late report for one transaction.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation paid to Mr. Hunter, Chief Executive Officer, and the four other highest-paid executive officers of SMC during fiscal year 1996 (the "Named Executive Officers"), for SMC's last three fiscal years:

                                                                          LONG TERM
                                                ANNUAL COMPENSATION      COMPENSATION
                                                -------------------   ------------------
                                                                            AWARDS
                                                                      ------------------
                                                                          NUMBER OF
                                                                          SECURITIES
                                       FISCAL                         UNDERLYING OPTIONS      ALL OTHER
    NAME AND PRINCIPAL POSITION         YEAR     SALARY     BONUS         GRANTED(1)       COMPENSATION(2)
    ---------------------------        ------    ------     -----     ------------------   ---------------
                                                   $          $               #                   $
Ronald D. Hunter....................    1996    $316,418   $171,996        272,895             $28,645
  Chairman of the Board                 1995     307,800     56,118        130,200              12,867
  CEO and President                     1994     300,000   30,000..             --               8,372
Raymond J. Ohlson...................    1996     211,984     85,998        145,005              12,796
  Executive Vice President and          1995     206,210     28,059         72,450               7,795
  Chief Marketing Officer               1994     201,984     20,098             --               6,342
Stephen M. Coons....................    1996     162,481     85,998         85,260                  --
  Executive Vice President,             1995     158,055     28,059         52,500                  --
  General Counsel and Secretary         1994     154,050     15,405             --                  --
John J. Quinn.......................    1996     216,641     85,998        120,750               8,084
  Executive Vice President,             1995     210,740     28,059         72,450               5,012
  Chief Financial Officer and           1994     205,400     20,540             --               4,733
  Treasurer
Edward T. Stahl.....................    1996     121,924     85,998         77,070               6,000
  Executive Vice President and          1995     118,603     33,059         52,500               3,000
  Director of Corporate Development     1994     115,598     11,560             --               2,543

-------------------------
(1) All applicable share amounts have been adjusted to reflect a 5% stock dividend effected on June 21, 1996 for holders of record on May 17, 1996. Effective May 1, 1996, the Incentive Stock Option Plan Committee of the SMC Board of Directors cancelled 480,480 options that had previously been granted to certain executive officers with exercise prices ranging from $8.00 to $13.00 per share (representing the market price of the SMC Common Stock on the date such options were initially granted) and granted an identical number of new options with identical terms and vesting periods (the "Replacement Options") to those persons with an exercise price of $7.60, the book value per share of SMC Common Stock on September 30, 1995. On May 1, 1996, the last reported sale price per share of the SMC Common Stock, as reported by Nasdaq, was $4.375. The per share exercise price relating to each Replacement Option was reduced to $7.238 in connection with the June 21, 1996 5% stock dividend. Options granted in 1996 include the Replacement Options.

(2) Amounts reported for fiscal year 1996 was as follows: (i) matching contributions by SMC to the 401(k) plan (Mr. Hunter $6,000, Mr. Ohlson $6,000, Mr. Quinn $6,000 and Mr. Stahl $6,000); (ii) key man life insurance premiums paid by SMC (Mr. Hunter $4,090, Mr. Ohlson $2,705, and Mr. Quinn $356); (iii) disability income insurance premiums paid by SMC (Mr. Hunter $6,555, Mr. Ohlson $4,091, and Mr. Quinn $1,728); (iv) travel allowance paid by SMC (Mr. Hunter $12,000).

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information on stock options granted under SMC's Amended and Restated 1992 Stock Option Plan (the "Stock Option Plan") in 1996 to the Named Executive Officers. All options granted in 1996 were non-qualified stock options, and SMC has not issued any Stock Appreciation Rights ("SARs"). All applicable share and per share amounts have been adjusted to reflect the 5% stock dividend.

                                                    PERCENT OF TOTAL
                            NUMBER OF SECURITIES   OPTIONS GRANTED TO
                             UNDERLYING OPTIONS       EMPLOYEES IN      EXERCISE   EXPIRATION      GRANT DATE
           NAME                  GRANTED(1)           FISCAL YEAR        PRICE        DATE      PRESENT VALUE(2)
           ----             --------------------   ------------------   --------   ----------   ----------------
                                    (#)                                  ($/sh)                       ($)
Ronald D. Hunter..........         68,250                 8.90%          $4.286       1/2/06        $210,210
                                  105,000                13.69            7.238      6/16/03         211,050
                                   99,645                12.99            7.238     11/08/03         208,258
Raymond J. Ohlson.........         42,000                 5.48%          $4.286       1/2/06        $129,360
                                   26,250                 3.42            7.238       2/2/03          50,662
                                   39,375                 5.13            7.238      6/16/03          79,144
                                   37,380                 4.87            7.238     11/08/03          78,124
Stephen M. Coons..........         34,125                 4.45%          $4.286       1/2/06        $105,105
                                   26,250                 3.42            7.238      6/16/03          52,763
                                   24,885                 3.24            7.238      11/8/03          52,009
John J. Quinn.............         42,000                 5.48%          $4.286       1/2/06        $129,360
                                   78,750                10.27            7.238      6/16/03         158,288
Edward T. Stahl...........         34,125                 4.45%          $4.286       1/2/06        $105,105
                                   22,050                 2.87            7.238      6/16/03          44,321
                                   20,895                 2.72            7.238      11/8/03          43,671

-------------------------
(1) The options with an exercise price of $4.286 per share were exercisable with respect to the first third of the aggregate number of shares subject thereto on their grant date (January 2, 1996); became exercisable with respect to the second third of the aggregate number of shares subject thereto on January 2, 1997 and will become exercisable with respect to all the remaining shares subject thereto on January 2, 1998. The options with an exercise price of $7.238 per share are Replacement Options and were exercisable in full on their grant date (May 1, 1996).

(2) In accordance with SEC rules, these values were established using the Black-Scholes stock option valuation model that was adapted for use in valuing executive stock options. Assumptions used to calculate the Grant Date Present Value were: stock price volatility .4980 and interest rate 5.88%. The valuation model was not adjusted for non-transferability, risk of forfeiture or the vesting restrictions of the options. SMC does not believe that the Black-Scholes model, whether modified or not modified, or any other valuation model, is a reliable method of computing the present value of SMC's employee stock options. The value ultimately realized, if any, will depend on the amount that the market price of the stock exceeds the exercise price on the date of exercise.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

     No stock options were exercised by Named Executive Officers during fiscal year 1996. The following table sets forth information with respect to Named Executive Officers concerning unexercised options held as of the end of fiscal year 1996. SMC has not issued any SARs.

                                                 NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED                     IN-THE-MONEY
                                                 OPTIONS AT FY-END(#)                  OPTIONS AT FY-END($)
                                            -------------------------------       -------------------------------
                  NAME                      EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
                  ----                      -----------       -------------       -----------       -------------
Ronald D. Hunter........................      314,195            88,900             $13,400            $26,800
Raymond J. Ohlson.......................      165,305            52,150               8,250             16,500
Stephen M. Coons........................       97,510            40,250               6,700             13,400
John J. Quinn...........................      141,050            52,150               8,250             16,500
Edward T. Stahl.........................       89,320            40,250               6,700             13,400

EMPLOYMENT AGREEMENTS

     SMC has employment agreements with Messrs. Hunter, Ohlson, Coons, Quinn and Stahl, which agreements provide that, if their employment is terminated due to certain acts, for a period of one year thereafter, each shall not (i) sell or attempt to sell, within Indiana, any type of products marketed by SMC, (ii) sell or attempt to sell any types of products marketed by SMC to any customer of SMC and (iii) within Indiana, own, be employed by, or be connected in any manner with any business similar to the type of business of SMC. Messrs. Hunter, Ohlson, Coons, Quinn and Stahl also agree that during the employment term and for a period of six months thereafter, each will assign to SMC or its nominees all of his right, title and interest in and to all technical information that each makes, develops or conceives.

     Mr. Hunter's employment agreement terminates on January 1, 1998. His salary under his employment agreement for 1996 was $316,418 per year and is increased each year by the percent change of the Consumer Price Index ("CPI"). In addition, Mr. Hunter receives a bonus equal to 3% of the annual gross operating income of SMC, but not less than 10% of his annual salary. Following a termination of his employment with SMC in the event of a change-in-control, Mr. Hunter will also be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC and held by Mr. Hunter on the date of termination, whether or not such options are then exercisable, and the highest per share fair market value of the SMC Common Stock on any day during the six-month period ending on the date of termination. Upon payment of such amount, such unexercised stock options will be deemed to be surrendered and canceled. In the event of a change-in-control of SMC whereby Mr. Hunter's employment is terminated, Mr. Hunter is entitled to a lump sum payment equal to his average annual compensation times 299%.

     Mr. Ohlson's employment agreement terminates on June 16, 1998. His salary under his employment agreement for 1996 was $211,984 per year, and is increased each year by the percent change of the CPI. In addition, Mr. Ohlson receives a bonus equal to 1 1/2% of the annual gross operating income of SMC but not less than 10% of his annual salary. Following a termination of his employment with SMC in the event of a change-in-control, Mr. Ohlson will also be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC and held by Mr. Ohlson on the date of termination, whether or not such options are then exercisable, and the highest per share fair market value of the SMC Common Stock on any day during the six month period ending on the date of termination. Upon payment of such amount, such unexercised stock options will be deemed to be surrendered and canceled. In the event of a change-in-control of SMC whereby Mr. Ohlson's employment is terminated, Mr. Ohlson is entitled to a lump sum payment equal to his average annual compensation times 299%.

     Mr. Coons' employment agreement terminates on March 1, 1998. His salary under his employment agreement for 1996 was $162,481 per year, and is increased each year by the percent change of the CPI. In addition, Mr. Coons receives a bonus equal to 1 1/2% of the annual gross operating income of SMC but not less than 10% of his annual salary. Following a termination of his employment with SMC in the event of a change-in-control, Mr. Coons will also be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC and held by Mr. Coons on the date of termination, whether or not such options are then exercisable, and the highest per share fair market value of the SMC Common Stock on any day during the six month period ending on the date of termination. Upon payment of such amount, such unexercised stock options will be deemed to be surrendered and canceled. In the event of a change-in-control of SMC whereby Mr. Coons' employment is terminated, Mr. Coons is entitled to a lump sum payment equal to his average annual compensation times 299%.

     Mr. Quinn has been appointed as the Indiana Commissioner of Insurance. In connection with that appointment SMC accepted his resignation as an officer and director of SMC effective as of April 15, 1997. Mr. Quinn's employment agreement contained a provision to the effect that, following a termination of his employment with SMC under certain circumstances, Mr. Quinn would be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC and held by Mr. Quinn on the date of termination, whether or not such options were then exercisable, by the highest per share fair market value of the SMC Common Stock on any day during the six month period ending on the date of termination. Upon payment of such amount, such unexercised stock options would be deemed to have been surrendered and canceled. Mr. Quinn has asserted to SMC that he is entitled to such a lump sum payment by virtue of his voluntarily leaving SMC's employment to assume his duties as Indiana Commissioner of Insurance. SMC has disputed this claim and the matter is under discussion between SMC and Mr. Quinn.

     Mr. Stahl's employment agreement terminates on January 1, 1998. His salary under this employment agreement for 1996 was $121,924 and is increased each year by the percent change of the CPI. In addition, Mr. Stahl receives a bonus equal to 1 1/2% of the annual gross operating income of SMC, but not less than 10% of his annual salary. Following a termination of his employment with SMC in the event of a change-in-control, Mr. Stahl will also be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC and held by Mr. Stahl on the date of termination, whether or not such options are then exercisable, and the highest per share fair market value of the SMC Common Stock on any day during the six month period ending on the date of termination. Upon payment of such amount, such unexercised stock options will be deemed to be surrendered and canceled. In the event of a change-in-control of SMC whereby Mr. Stahl's employment is terminated, Mr. Stahl is entitled to a lump sum payment equal to his average annual compensation times 299%.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Dr. Bhat, a member of the Compensation Committee of the SMC Board of Directors, was a consultant to SMC regarding stockholder communications. Pursuant to the terms of a consulting agreement entered into November 29, 1993, SMC agreed to pay Dr. Bhat $30,000, $35,000 and $40,000 during the first, second and third year of the agreement, respectively, plus travel expenses. The consulting agreement terminated November 30, 1996. In July 1994, SMC made two loans to Dr. Bhat in the amounts of $100,000 and $80,000 at an annual interest rate of prime plus 1%. Both notes were repaid in 1996.

COMPENSATION OF DIRECTORS

     Each non-employee director of SMC receives an annual cash retainer of $10,000. Directors who are not employees of SMC receive $1,000 per SMC Board or SMC Board Committee meeting attended in person. All non-employee directors are reimbursed for expenses incurred in connection with their services as directors. Pursuant to the Stock Option Plan, each non-employee director is entitled to receive, on the date of each Annual Meeting of SMC's Stockholders, an immediately exercisable option to purchase 500 shares of SMC Common Stock at a purchase price equal to the fair market value of SMC Common Stock on the date of grant. Each such option will be exercisable for ten years and may terminate earlier upon termination of directorship. The Stock Option Plan also provides that each non-employee director is entitled to receive an option to purchase 500 shares of SMC Common Stock upon commencement of service as a director. Officers of SMC do not receive an annual retainer, meeting fees, shares of SMC Common Stock or other compensation for service as directors of SMC or for service on Committees of the SMC Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of SMC Common Stock; (i) by each stockholder known by SMC to own beneficially more than five percent (5%) of the outstanding SMC Common Stock;
(ii) by each of SMC's directors; (iii) by each of SMC's Named Executive Officers and (iv) by all directors and executive officers of SMC as a group. All amounts have been adjusted for the 5% stock dividend. This information is as of March 31, 1997 based upon Schedules 13-G filed with the SEC.

                                                           NUMBER OF SHARES            PERCENT OF TOTAL
              NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED(1)       OUTSTANDING SHARES(2)
              ------------------------                   ---------------------       ---------------------
Ronald D. Hunter.....................................            833,729(3)                  16.59%
  9100 Keystone Crossing
  Indianapolis, Indiana 46240
Ramesh H. Bhat.......................................            335,353(4)                   6.67
  9100 Keystone Crossing
  Indianapolis, Indiana 46240
Martial R. Knieser...................................            286,955(5)                   5.71
  9100 Keystone Crossing
  Indianapolis, Indiana 46240
Raymond J. Ohlson....................................            224,460                      4.47
John J. Quinn........................................            205,467(6)                   4.09
Edward T. Stahl......................................            151,623                      3.02
Stephen M. Coons.....................................            147,969(7)                   2.94
Robert A. Borns......................................             30,500                        --*
James C. Lanshe......................................              6,013                        --*
All directors, director nominees and executive
  officers as a group (nine persons).................          2,222,069                     44.22

-------------------------
 *  Less than one percent

(1) Except as otherwise noted below, each person named in the table possesses sole voting and sole investment power with respect to all shares of SMC Common Stock listed in the table as owned by such person. Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding options or warrants that are exercisable within 60 days of March 31, 1997 as follows: Mr. Hunter - 403,095, Dr. Bhat - 20,179, Dr. Knieser - 2,600, Mr. Ohlson - 203,455, Mr. Quinn - 179,200, Mr. Coons - 126,385, Mr. Stahl - 118,195, Mr. Borns - 500, Mr. Lanshe - 2,075, directors and executive officers as a group - 1,055,684.

(2) Percentage of total outstanding shares is calculated separately for each person on the basis of the actual number of outstanding shares as of March 31, 1997 and assumes, for purposes of the calculation, that shares issuable upon exercise of options or warrants exercisable within 60 days held by such person (but no other stockholders) had been issued as of such date. Percentages less than 1% are not indicated.

(3) Includes 336 shares beneficially owned by Mr. Hunter's minor child, as to which Mr. Hunter disclaims beneficial ownership. Includes 250,000 shares held by Mr. Hunter who is named as a voting trustee under a Voting Trust created pursuant to the terms of the Stock Purchase Agreement dated as of July 18, 1996 by and between SMC and DLAC. Under the terms of the voting trust, the trustees hold and vote the

    SMC Common Stock held in the trust and share voting power with respect to such shares. Mr. Hunter disclaims beneficial ownership of these shares.

(4) Includes 43,260 shares beneficially owned by Dr. Bhat's spouse and minor children, as to which shares Dr. Bhat disclaims beneficial ownership.

(5) Includes 8,043 shares beneficially owned by Dr. Knieser's spouse and children, as to which shares Dr. Knieser disclaims beneficial ownership.

(6) Includes 525 shares beneficially owned by Mr. Quinn's minor child, as to which shares Mr. Quinn disclaims beneficial ownership.

(7) Includes 2,100 shares beneficially owned by Mr. Coons' child, as to which shares Mr. Coons disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     SMC's Amended and Restated Articles of Incorporation and the SMC Bylaws provide for indemnification of SMC's officers and directors to the maximum extent permitted under the Indiana Business Corporation Law (the "IBCL"). In addition, SMC has entered into separate indemnification agreements with some of its directors which may require SMC, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors to the maximum extent permitted under the IBCL.

     In December 1994, SMC consolidated two loans made to Mr. Hunter, Chairman of the Board of SMC, in the amount of $325,000 with an annual interest rate of 6.5%, repayable at $2,000 per month (principal and interest) with a final payment due on December 31, 1996. This loan was refinanced December 29, 1995 and again at December 31, 1996, at an annual interest rate of 5%, payable at $1,000 per month, with additional annual payments ranging from $50,000 to $84,000 through December 31, 2001. The outstanding principal balance was $338,000 at December 31, 1996.

     In April 1994, SMC made a loan to Mr. Coons in the amount of $70,000, due May 1, 1995, at an annual interest rate of 7%. This loan was renewed May 1995 and was due in two installments of $40,000 on May 1, 1996 and $30,000 on August 1, 1997. This note was repaid in 1996, with SMC becoming a guarantor supporting a $70,000 loan to Mr. Coons on June 25, 1996. The guaranty will be effective until the earlier of repayment of the loan or June 25, 1999.

     Mr. Ohlson, President of Standard Life and Standard Marketing, was the sole owner of Ohlson & Associates, an independent insurance marketing organization. On April 1, 1994, the assets of Ohlson & Associates were sold to Standard Marketing for $174,000, payable on an installment basis over a four year period.

     SMC entered into a covenant not to compete agreement with Keith Settle, former Chief Operations Officer of SMC, on February 12, 1997, effective July 1, 1996. In accordance with the covenant not to compete agreement, Mr. Settle (i) received a lump sum payment of $150,000 on February 19, 1997, (ii) will receive a lump sum payment of $125,000 on each of July 1, 1997 and July 1, 1998 and a lump sum payment of $100,000 on July 1, 1999, and (iii) will retain his non-qualified stock options to purchase 75,000 and 69,000 shares of SMC Common Stock at $8.25 and $5.50 per share, respectively, until July 1, 1999. The covenant not to compete agreement also contains provisions which prohibit Mr. Settle from (i) competing with SMC's business in the counties contiguous to Marion County, Indiana, (ii) competing with SMC and soliciting customers of SMC to purchase competitive products, (iii) soliciting employees of SMC to terminate their employment with SMC and (iv) disclosing confidential and proprietary information of SMC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 30, 1997
                                          STANDARD MANAGEMENT CORPORATION

                                          RONALD D. HUNTER

                                          --------------------------------------
                                          Ronald D. Hunter
                                          Chairman, President and Chief
                                          Executive Officer