Form 10-Q
period 1997-03-31
STANDARD MANAGEMENT CORP
filed 1997-05-15
CIK 853971

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                 (317) 574-6200
                                  (Telephone)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of May 14, 1997, the Registrant had outstanding 5,010,143 shares of common stock.

================================================================================

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                                 PAGE
                                                                                 ----
    PART I.      FINANCIAL INFORMATION:
    Item 1.      Financial Statements
                 Consolidated Balance Sheets --
                 March 31, 1997 (Unaudited) and December 31, 1996
                 (Audited)...................................................      3
                 Consolidated Statements of Operations --
                 For the Three Months Ended March 31, 1997 and 1996
                 (Unaudited).................................................      4
                 Consolidated Statements of Shareholders' Equity --
                 For the Three Months Ended March 31, 1997 and 1996
                 (Unaudited).................................................      5
                 Consolidated Statements of Cash Flows --
                 For the Three Months Ended March 31, 1997 and 1996
                 (Unaudited).................................................      6
                 Notes to Consolidated Financial Statements (Unaudited)......      7
    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................     10
    PART II.     OTHER INFORMATION:
    Item 6.      Exhibits and Reports on Form 8-K............................     19
    Signatures...............................................................     20
    Exhibit 11 -- Statement re: Computation of Per Share Earnings --
                 For the Three Months Ended March 31, 1997 and 1996
                 (Unaudited).................................................

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        STANDARD MANAGEMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1997            1996
                                                                 ---------     ------------
                                                                (UNAUDITED)     (AUDITED)
ASSETS
Investments:
  Securities available for sale:
    Fixed maturity securities, at fair value (amortized
     cost: $355,284 in 1997 and $349,151 in 1996)...........     $345,526        $347,310
    Equity securities, at fair value (cost: $121 in 1997 and
     $58 in 1996)...........................................          130              62
  Mortgage loans, at unpaid principal balances..............        2,983           3,035
  Policy loans, at unpaid principal balances................        9,617           9,903
  Real estate, at depreciated cost..........................          541             546
  Other invested assets.....................................        1,141             865
  Short-term investments, at cost, which approximates fair
    value...................................................       12,833           8,417
                                                                 --------        --------
      Total investments.....................................      372,771         370,138
Cash........................................................        1,345           5,113
Accrued investment income...................................        6,398           6,198
Amounts due and recoverable from reinsurers.................       69,242          68,811
Deferred policy acquisition costs...........................       21,811          18,078
Present value of future profits, less accumulated
  amortization of $3,813 in 1997 and $3,520 in 1996.........       23,843          24,181
Excess of acquisition cost over net assets acquired, less
  accumulated amortization of $341 in 1997 and $314 in
  1996......................................................        2,233           2,260
Other assets................................................        4,905           5,463
Assets held in separate accounts............................      134,865         128,546
                                                                 --------        --------
      Total assets..........................................     $637,413        $628,788
                                                                 ========        ========
LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Future policy benefits:
    Interest-sensitive annuities and other financial
     products...............................................     $340,423        $333,633
    Traditional life insurance..............................       88,110          87,106
                                                                 --------        --------
      Total future policy benefits..........................      428,533         420,739
  Policy claims and other policyholders' benefits and
    funds...................................................        4,390           4,585
                                                                 --------        --------
                                                                  432,923         425,324
  Accounts payable and accrued expenses.....................        6,054           6,189
  Obligations under capital lease...........................          518             637
  Notes payable.............................................       20,198          20,060
  Deferred federal income taxes.............................        1,559           3,334
  Excess of net assets acquired over acquisition cost, less
    accumulated amortization of $4,186 in 1997 and $3,839 in
    1996....................................................        2,428           2,775
  Liabilities related to separate accounts..................      134,865         128,546
                                                                 --------        --------
      Total liabilities.....................................      598,545         586,865
Class S Cumulative Convertible Redeemable Preferred Stock,
  par value $10 per share:
  Authorized 300,000 shares; issued and outstanding 159,439
    shares in 1997 and 159,889 shares in 1996, redemption
    value of $10 per share plus accumulated and unpaid
    dividends...............................................        1,795           1,757
Shareholders' Equity:
  Preferred Stock, no par value:
    Authorized 700,000 shares; none issued and
     outstanding............................................           --              --
  Common Stock, no par value:
    Authorized 20,000,000 shares; issued 5,752,499 shares...       40,481          40,481
  Treasury stock, at cost, 727,356 shares in 1997 and
    728,229 shares in 1996 (deduction)......................       (3,524)         (3,528)
  Unrealized loss on securities available for sale..........       (4,335)           (746)
  Foreign currency translation adjustment...................          583             691
  Retained earnings.........................................        3,868           3,268
                                                                 --------        --------
      Total shareholders' equity............................       37,073          40,166
                                                                 --------        --------
      Total liabilities, redeemable securities and
       shareholders' equity.................................     $637,413        $628,788
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ---------------------------
                                                                  1997              1996
                                                                  ----              ----
Revenues:
  Premium income............................................    $   1,897         $   1,499
  Net investment income.....................................        7,199             4,660
  Net realized investment gains.............................          174               238
  Gain on disposal of subsidiaries..........................           --               886
  Policy charges............................................        1,439               525
  Amortization of excess of net assets acquired over
     acquisition cost.......................................          347               347
  Management fees and similar income from separate
     accounts...............................................          471               385
  Other income..............................................          492               316
                                                                ---------         ---------
     Total revenues.........................................       12,019             8,856
Benefits and expenses:
  Benefits and claims.......................................        2,389               827
  Interest credited on interest-sensitive annuities and
     other
     financial products.....................................        3,994             2,645
  Salaries and wages........................................        1,452             1,208
  Amortization..............................................          825               447
  Other operating expenses..................................        1,876             2,115
  Interest expense and financing costs......................          530               123
                                                                ---------         ---------
     Total benefits and expenses............................       11,066             7,365
Income before federal income taxes, extraordinary gain on
  early redemption of redeemable preferred stock and
  preferred stock dividends.................................          953             1,491
Federal income tax expense (credit).........................          310            (1,174)
                                                                ---------         ---------
Income before extraordinary gain on early redemption of
  redeemable preferred stock and preferred stock
  dividends.................................................          643             2,665
Extraordinary gain on early redemption of redeemable
  preferred stock, net of $-- federal income tax............           --               101
                                                                ---------         ---------
NET INCOME..................................................          643             2,766
Preferred stock dividends...................................           42                46
                                                                ---------         ---------
Earnings available to common shareholders...................    $     601         $   2,720
                                                                =========         =========
Earnings per share:
  Income before extraordinary gain on early redemption of
     redeemable preferred stock and preferred stock
     dividends..............................................    $     .12         $     .46
  Extraordinary gain on early redemption of redeemable
     preferred stock........................................           --               .02
                                                                ---------         ---------
  NET INCOME................................................          .12               .48
  Preferred stock dividends.................................          .01                --
                                                                ---------         ---------
  Earnings available to common shareholders.................    $     .11         $     .48
                                                                =========         =========
Weighted average number of shares outstanding:
  Common shares.............................................    5,024,173         5,025,325
  Common equivalent shares..................................      291,346         1,045,620
                                                                ---------         ---------
                                                                5,315,519         6,070,945
                                                                =========         =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------------------
                                                             AMOUNTS                  SHARES
                                                        ------------------    ----------------------
                                                         1997       1996        1997         1996
                                                         ----       ----        ----         ----
Common Stock:
  Balance, beginning and end of period................  $40,481    $39,808    5,752,499    5,459,573
Treasury stock (at cost):
  Balance, beginning of period........................   (3,528)    (2,621)    (728,229)    (502,025)
     Treasury stock acquired..........................       --     (2,089)          --     (423,026)
     Reissuance of treasury stock in connection with
       exercise of stock options......................        4         --          873           --
                                                        -------    -------    ---------    ---------
  Balance, end of period..............................   (3,524)    (4,710)    (727,356)    (925,051)
                                                        -------    -------    ---------    ---------
Unrealized gain (loss) on securities:
  Balance, beginning of period........................     (746)     2,582
     Change in unrealized gain (loss) on securities
       available for sale, net........................   (3,589)    (3,331)
                                                        -------    -------
  Balance, end of period..............................   (4,335)      (749)
                                                        -------    -------
Foreign currency translation adjustments:
  Balance, beginning of period........................      691      1,159
     Translation adjustments for the period...........     (108)       (22)
                                                        -------    -------
  Balance, end of period..............................      583      1,137
                                                        -------    -------
Retained earnings (deficit):
  Balance, beginning of period........................    3,268       (686)
     Net income.......................................      643      2,766
     Loss on reissuance of treasury stock.............       (1)        --
     Preferred stock dividend.........................      (42)       (46)
                                                        -------    -------
  Balance, end of period..............................    3,868      2,034
                                                        -------    -------
Total shareholders' equity and common shares
  outstanding.........................................  $37,073    $37,520    5,025,143    4,534,522
                                                        =======    =======    =========    =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                                1997      1996
                                                                ----      ----
OPERATING ACTIVITIES
Net income..................................................  $    643   $ 2,766
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of deferred policy acquisition costs.........       330       135
  Policy acquisition costs deferred.........................    (1,735)     (557)
  Deferred federal income taxes.............................        90       (43)
  Depreciation and amortization.............................       303       113
  Future policy benefits and reinsurance recoverable........       937     2,060
  Policy claims and other policyholders' benefits and
     funds..................................................      (151)     (168)
  Net realized investment gains.............................      (174)     (238)
  Accrued investment income.................................      (200)     (112)
  Extraordinary gain on early redemption of redeemable
     preferred stock........................................        --      (101)
  Other.....................................................       368    (1,439)
                                                              --------   -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............       411     2,416
FINANCING ACTIVITIES
Borrowings..................................................        --     2,300
Repayments on long term debt and capital lease obligation...      (135)      (97)
Premiums received on interest-sensitive annuities and other
  financial products credited to policyholder account
  balances, net of premiums ceded...........................    12,068     3,987
Return of policyholder account balances on
  interest-sensitive annuities and other financial products,
  net of premiums ceded.....................................    (5,641)   (3,806)
Redemption of redeemable preferred stock....................        (4)     (173)
Reissuance of treasury stock in connection with exercise of
  stock options.............................................         4        --
Purchase of Common Stock for treasury.......................        --    (2,089)
                                                              --------   -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............     6,292       122
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
  Purchases.................................................   (45,886)  (57,522)
  Sales.....................................................    35,369    36,779
  Maturities................................................     4,422     1,223
Short-term investments, net.................................    (4,416)    5,154
Other investments, net......................................        40    (3,641)
Proceeds from sale of First International Life Insurance
  Company, less cash transferred to seller of $265..........        --    11,228
                                                              --------   -------
     NET CASH USED BY INVESTING ACTIVITIES..................   (10,471)   (6,779)
                                                              --------   -------
Net increase (decrease) in cash.............................    (3,768)   (4,241)
Cash at beginning of period.................................     5,113     5,762
                                                              --------   -------
Cash at end of period.......................................  $  1,345   $ 1,521
                                                              ========   =======

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF PRESENTATION

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

     The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries ("the Company") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

     The consolidated financial statements as of and for the quarter ended March 31, 1997 include the assets and liabilities and results of operations of Shelby Life Insurance Company ("Shelby Life") which was acquired and merged into Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of Standard Management Corporation ("SMC"), the unconsolidated parent company, effective November 1, 1996.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of SMC for the fiscal year ended December 31, 1996.

NOTE 2 -- COMMON STOCK

     SMC declared a 5% stock dividend on shares of its Common Stock for shareholders of record on May 17, 1996 which was distributed on June 21, 1996. All applicable number of shares and per share amounts included in the consolidated financial statements and notes have been retroactively adjusted to reflect this stock dividend for all periods presented.

NOTE 3 -- REDEEMABLE PREFERRED STOCK

     In connection with the class action lawsuit settlement in March 1995, 300,000 shares designated as Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock"), $10.00 per share par value, were issued February 8, 1996. The Class S Preferred Stock is redeemable in February 2003, has an 11% annual cumulative dividend payable in February 2003, and is convertible into Common Stock at $7.62 per share until February 1998 and $10.00 per share thereafter, subject to adjustment under a formula intended to protect against dilution.

     SMC may voluntarily redeem the Class S Preferred Stock prior to February 2003 at par value plus accumulated and unpaid dividends. In February 1996, SMC instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or private negotiated transactions. As of March 31, 1997, SMC has repurchased and retired 140,561 shares of Class S Preferred Stock on the open market at a cost of $953. This repurchase resulted in an extraordinary gain on early redemption of redeemable preferred stock of $-- and $101 for the three months ended March 31, 1997 and 1996, respectively.

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4 -- NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE

     The components of the balance sheet caption "Unrealized loss on securities available for sale" in shareholders' equity are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                1997          1996
                                                              ---------   ------------
Fair value of securities available for sale.................  $345,656      $347,372
Amortized cost of securities available for sale.............   355,405       349,209
                                                              --------      --------
     Gross unrealized loss on securities available for
      sale..................................................    (9,749)       (1,837)
Adjustments for:
  Deferred policy acquisition costs.........................     3,025           696
  Present value of future profits...........................       149            20
  Deferred federal income tax recoverable...................     2,240           375
                                                              --------      --------
     Net unrealized loss on securities available for sale...  $ (4,335)     $   (746)
                                                              ========      ========

NOTE 5 -- INCOME TAXES

     The effective consolidated federal income tax expense (credit) rate for the Company was 33% for the first quarter of 1997, compared to (79)% for the first quarter of 1996. The large credit in 1996 is primarily due to tax benefits of $1,420 related to the sale of First International Life Insurance Company ("First International") (see Note 6).

NOTE 6 -- DISPOSAL OF SUBSIDIARIES

     On March 18, 1996, Standard Life completed the sale of a duplicate charter associated with its wholly-owned subsidiary, First International, to Guardian Insurance and Annuity Co., Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, New York. Standard Life received proceeds of approximately $11,493, including $1,500 for the charter and licenses associated with First International and $1,800 of reinsurance ceding commissions. Standard Life realized a net pretax gain of $1,042 and a tax benefit of $1,420 on this sale or $2,462 ($.41 per share) for the three months ended March 31, 1996. In addition, First International, Standard Life and GIAC have entered into a series of other agreements that include provisions for Standard Life to retain the economic interest in certain First International policies and administer First International policies in force at the date of sale.

     In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance of North America Ltd. ("Standard Reinsurance") and Salamandra Joint-Stock Insurance Company in Ukraine ("Salamandra"), and not to renew the Barbados license of Standard Reinsurance due to an insignificant amount of reinsurance premium volume. This resulted in the termination of Standard Reinsurance operations and the write-off of the Company's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156 ($.03 per share) for the three months ended March 31, 1996.

     The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was an increase in revenues of $886 and a tax benefit of $1,420, for net income effect of approximately $2,306 ($.38 per share) for the three months ended March 31, 1996.

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 -- PENDING ACQUISITION

     The Company has entered into an Agreement and Plan of Merger dated as of December 19, 1996, as amended February 17, 1997 and further amended May 7, 1997, with Savers Life Insurance Company ("Savers Life"). Savers Life offers retirement products, major medical insurance and Medicare supplement insurance through 5,000 independent brokers, primarily in North Carolina, South Carolina and Virginia. The Company will pay approximately $14,200 plus acquisition costs for the approximately $80,000 asset company, with shareholders of Savers Life initially receiving $8.00 for each share of Savers Life Common Stock, consisting of Common Stock and an election of up to $1.50 per share in cash. The proposed acquisition is subject to certain conditions including SMC and Savers Life shareholder approval and approval by applicable regulatory authorities. The acquisition is expected to close during the second quarter of 1997.

NOTE 8 -- RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and stock warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and 1996 of $.01 and $.07 per share, respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items of the Company on a consolidated basis for the periods listed as well as the Company's liquidable and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

     Operating Income. The income from operations (before net realized investment gains and gain on disposal of subsidiaries) was $528,000 in the first three months of 1997, compared to $214,000 for the comparable period in 1996. The change resulted primarily from operations in the United States producing income from operations of $174,000 compared to a loss from operations of $(17,000) for the first three months of 1997 and 1996, respectively. The increase is primarily due to an increase in interest spreads on an increasing asset base due to annuity sales in 1996. The income from international operations also increased to $354,000 for the first quarter of 1997 compared to $231,000 for the first quarter of 1996. The international operating gains resulted primarily from increased management fees on an increasing separate account asset base due to portfolio sales in 1996 and higher service fees levied on certain transactions.

     Premium Income. Premium income is composed of premiums, including renewal premiums, received on ordinary life insurance policies. The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income for the first quarter of 1997 was $1,897,000, an increase of $398,000 or 27% from $1,499,000 for the first quarter of 1996. This increase is mainly attributable to the inclusion of Shelby Life in the results of operations for periods after November 1, 1996. The inclusion of Shelby Life's premium income of $511,000 in the first quarter of 1997 more than offsets the decline in premiums from the cession of a portion of First International's life insurance business and the regular policy lapses, surrenders and expiries in the Company's closed blocks of business.

     Net premium deposits received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $12,068,000 compared to $3,987,000 for the first quarter of 1997 and 1996, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $14,230,000 for the three months ended March 31, 1997 compared to $6,288,000 for the three months ended March 31, 1996. The increase in gross premium deposits is the continuing result of an aggressive marketing campaign implemented by Standard Life with the introduction of attractive new annuity products and the effects of increasing first year crediting rates approximately 1% commencing during the second quarter of 1996. Also contributing to the increase in premiums is the continued development of the Company's distribution system through marketing support from Standard Marketing Corporation ("Standard Marketing") and an increase in the agency base achieved through the recruitment of larger managing general agencies and expanding geographical concentration into the Mid-South and California. Since the Company's operating income is primarily a function of its investment spreads, mortality experience, and operating expenses, a change in annuity premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in annuity premiums may affect the growth rate of total assets on which investment spreads are earned.

     The Company also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement from 70% to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium deposits by $2,162,000 in the first quarter of 1997 compared to $2,301,000 in the first quarter of 1996.

     Net Investment Income. Net investment income increased $2,539,000 or 55% to $7,199,000 for the first quarter of 1997 from $4,660,000 for the comparable period of 1996. The increase primarily resulted from an increase in the average annualized yield of the Company's investment portfolio to 7.65% from 7.09% for the first quarter of 1997 and 1996, respectively, and the increase in total invested assets (amortized cost) of approximately 58% from December 31, 1995 to March 31, 1997, most of which (approximately $100,000,000) occurred in the fourth quarter of 1996 due to the acquisition of Shelby Life.

     Net Realized Investment Gains. Net realized investment gains decreased $64,000 or 27% to $174,000 from $238,000 for the first quarter of 1997 and 1996, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized loss on the Company's fixed maturity portfolio decreased to $9,749,000 at March 31, 1997 from $1,837,000 at December 31, 1996. In the absence of decreases in interest rates, the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity.

     Gain on Disposal of Subsidiaries. On March 18, 1996, the Company completed the sale of a duplicate charter associated with First International to GIAC. The Company received sale proceeds of $11,493,000, including $1,500,000 for the charter and licenses associated with First International and $1,800,000 of reinsurance ceding commissions. In addition, First International, Standard Life and GIAC have entered into a series of other agreements that include provisions for Standard Life to retain the economic interest in certain First International policies and administer First International policies in force at the date of such sale.

     In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance and Salamandra, and not to renew the Barbados license of Standard Reinsurance. This resulted in a first quarter 1996 write-off of the Company's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156,000.

     The combined effect of the pre-tax gain on the sale of First International and related contracts, and the Standard Reinsurance write-offs, was $886,000 pre-tax and $2,306,000 after-tax in the first quarter of 1996.

     Policy Charges. Policy charges, which represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $914,000 or 174% to $1,439,000 for the quarter ended March 31, 1997 compared to $525,000 for the quarter ended March 31, 1996. The increase in policy charges resulted from an increase in policy charges for Standard Life's universal life insurance products of $499,000 due to the inclusion of Shelby Life in the results of operations for periods after November 1, 1996 and an increase in policy surrender charges on flexible premium deferred annuities ("FPDAs") of $261,000.

     Amortization of Excess of Net Assets Acquired Over Acquisition
Cost. Amortization of excess of net assets acquired over acquisition cost ("negative goodwill") is recorded to amortize into earnings the negative goodwill recorded in connection with the acquisition of Standard Management International in 1993. The negative goodwill is being amortized on a straight-line basis over five years. Amortization of negative goodwill was $347,000 for each of the three months ended March 31, 1997 and 1996.

     Management Fees and Similar Income From Separate Accounts. Management fees and similar income from separate accounts consist of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $86,000 or 22% to $471,000 for the first quarter of 1997 from $385,000 for the first quarter of 1996. This increase is due primarily to an increase in the value of assets held in separate accounts from $122,705,000 at December 31, 1995 to $134,865,000 at March 31, 1997 and to higher service fees being levied on certain transactions.

     Other Income. Other income increased $176,000 or 56% to $492,000 for the first quarter of 1997 compared to $316,000 for the comparable 1996 period. The increase resulted primarily from experience refund adjustments recorded in the first quarter of 1997 related to reinsurance agreements with GIAC.

     Benefits and Claims. Benefits and claims include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims increased $1,562,000 or 189% to $2,389,000 for the first quarter of 1997 from $827,000 for the first quarter of 1996. The increase resulted primarily from the inclusion of Shelby Life (approximately $612,000 in the first quarter of 1997) in the results of operations for periods after November 1, 1996. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

     Interest Credited on Interest-Sensitive Annuities and Other Financial Products. Interest credited on interest-sensitive annuities and other financial products was $3,994,000 for the first quarter of 1997, an increase of $1,349,000 or 51% from $2,645,000 for the comparable prior year period. The increase resulted primarily from the inclusion of interest credited of $942,000 from Shelby Life products in the first quarter of 1997, increases in interest credited rates on new annuity sales commencing in the second quarter of 1996 and the increases in the growth in policy reserves for FPDAs from sales. At March 31, 1997, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.31% compared to 5.26% at March 31, 1996.

     Salaries and Wages. Salaries and wages were $1,452,000 for the first quarter of 1997, an increase of $244,000 or 20% from $1,208,000 for the comparable prior year period. This fluctuation was caused primarily by an increase in the number of employees in 1997.

     During the first quarter of 1997, the chief financial officer was appointed Indiana Commissioner of Insurance. In connection with that appointment, the Company accepted his resignation as an officer and director of the Company effective as of April 15, 1997. Such former officer's employment agreement contained a provision to the effect that, following a termination of his employment with the Company under certain circumstances, he would be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of Common Stock subject to unexercised stock options previously granted by the Company and held by him on the date of termination, whether or not such options were then exercisable, by the highest per share fair market value of the Common Stock on any day during the six month period ending on the date of termination. Upon payment of such amount, such unexercised stock options would be deemed to have been surrendered and canceled. Such former officer has asserted to the Company that he is entitled to such a lump sum payment by virtue of his voluntarily leaving the Company's employment to assume his duties as Indiana Commissioner of Insurance. The Company has disputed this claim and the matter is under discussion between the Company and such former officer.

     Amortization. Amortization expense includes charges to operations for the amortization of deferred acquisition costs, the present value of future profits, the excess of cost over net assets acquired and subsidiary organization costs. Amortization expense increased $378,000 or 85% to $825,000 for the first quarter of 1997 from $447,000 for the first quarter of 1996. The increase in current year amortization expense resulted primarily from increased amortization of $181,000 of deferred acquisition costs from the emergence of gross profits from business sold in recent years and increased surrenders and their corresponding increase in the amortization of deferred acquisition costs and from the amortization of present value of future profits $225,000 in the first quarter of 1997 for the acquisition of Shelby Life.

     Other Operating Expenses. Other operating expenses decreased $239,000 or 11% to $1,876,000 for the first quarter of 1997 from $2,115,000 for the first quarter of 1996. The decrease in other operating expenses resulted primarily from eliminating in 1997 the additional cost to convert the operations and expand the marketing effort in Dixie National Life incurred in the first quarter of 1996.

     Interest Expense and Financing Costs. Interest expense and financing costs increased $407,000 or 330% to $530,000 in 1997 from $123,000 in 1996. The increase in interest expense and financing costs during 1997 resulted primarily from increased borrowing of $10,100,000 on the amended Revolving Line of Credit Agreement with a bank (the "Amended Credit Agreement") and borrowing of $4,000,000 from an insurance company in connection with the acquisition of Shelby Life.

     Federal Income Taxes. Federal income tax expense (credit) was $310,000 for the first quarter of 1997, compared to $(1,174,000) for the first quarter of 1996. The large credit in 1996 is primarily due to tax benefits of $1,420,000 related to the sale of First International.

     Extraordinary Gain on Early Redemption of Redeemable Preferred
Stock. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount by which the Company is able to repurchase the Class S Preferred Stock below its book value, plus accrued and unpaid dividends. The Company may continue to repurchase these shares if holders of the Class S Preferred Stock are willing to sell at a discount to book value. The Company recorded no extraordinary gain for the first three months of 1997 compared to $101,000 for the three months ended March 31, 1996.

     Common and Common Equivalent Shares. The weighted average number of common and common equivalent shares for the quarter ended March 31, 1996 included 1,045,620 common equivalent shares that were not included in this calculation for the comparable quarter in 1997. These additional common equivalent shares were included in the 1996 calculation due to the increase in net income in the first quarter of 1996 from the sale of First International. Such additional common equivalent shares are not included in any other reporting period. The inclusion of the additional common equivalent shares in the first quarter 1996 calculations had the effect of decreasing earnings per share for the period by $.07.

LIQUIDITY AND CAPITAL RESOURCES

     SMC is an insurance holding company. The liquidity requirements of SMC are met primarily from management fees, equipment rental fees and payments for other charges and dividends and interest on surplus debentures received from SMC's subsidiaries as well as SMC's working capital. These are SMC's primary source of funds to pay operating expenses and meet debt service obligations. The payment of dividends and interest on surplus debentures and management and other fees by Standard Life to SMC is subject to restrictions under the insurance laws of Indiana, Standard Life's jurisdiction of domicile. These internal sources of liquidity have been supplemented in the past by external sources such as lines of credit and revolving credit agreements and long-term debt and equity financing in the capital markets.

     The Company reported on a consolidated GAAP basis net cash provided by operations of $411,000 and $2,416,000 for the three months ended March 31, 1997 and 1996, respectively and $1,726,000 and $6,331,000 for the years ended December 31, 1996 and 1995, respectively. Although deposits received on the Company's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by the Company. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest-sensitive annuities and other financial products, resulted in positive cash flow of $6,838,000 and $2,597,000 for the three months ended March 31, 1997 and 1996, respectively and $26,717,000 and $6,003,000 for the years ended December 31, 1996 and 1995, respectively. Cash generated on a consolidated basis is available to SMC only to the extent that it is generated at the SMC level or is available to SMC through dividends, interest, management fees or other payments from subsidiaries.

     In April 1993, SMC instituted a program to repurchase its common stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. SMC had repurchased 979,453 shares of its common stock for $4,747,000 as of March 31, 1997. The repurchases in 1996 have been paid through additional borrowings under the Amended Credit Agreement. At March 31, 1997, SMC is authorized to purchase an additional 772,644 shares under this program.

     In February 1996, SMC instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated transactions. As of March 31, 1997, SMC had repurchased and retired 140,561 shares of its Class S Preferred Stock for $953,000.

     At April 30, 1997, SMC had "parent company only" cash and short-term investments of $632,000, which amount does not include the dividend received from Standard Life on May 1, 1997 of $1,000,000. These funds are available to SMC for general corporate purposes. SMC's "parent company only" operating expenses (not including interest expense) were $517,000 and $774,000 for the three months ended March 31, 1997 and

1996, respectively and $3,470,000 and $2,793,000 for the years ended December 31, 1996 and 1995, respectively.

     Pursuant to the management services agreement with SMC, Standard Life paid SMC a monthly fee of $150,000 during 1996 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. The management service agreement between Standard Management and Standard Life for 1997 has been renegotiated to increase the monthly fee to $166,667 (annual fee of $2,000,000). This amended management service agreement has been approved by the Commissioner of the Indiana Department of Insurance. Pursuant to the management services agreement with Standard Life, Dixie National Life paid fees of $1,524,000 for the year ended December 31, 1996. The Mississippi Department of Insurance has approved a decrease of the monthly payment to $83,333 (annual fee of $1,000,000) from Dixie National Life to Standard Life in 1997. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie National Life.

     Pursuant to the management services agreement with SMC, Premier Life (Luxembourg), a wholly-owned subsidiary of Standard Management International, paid SMC a management fee of $25,000 per quarter during 1997 and 1996 for certain management and administrative services. The agreement provides that it may be modified or terminated by either SMC or Premier Life (Luxembourg). SMC does not plan to modify this agreement in 1997.

     At April 1, 1995, SMC sold its property and equipment to an unaffiliated leasing/financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby SMC pays a monthly rental amount of $45,000. SMC charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after April 1, 1995. The amount of the rental fee income received from SMC's subsidiaries was $329,000 for the three months ended March 31, 1997.

     The Amended Credit Agreement permits SMC to borrow up to $16,000,000 in the form of a seven-year reducing revolving loan arrangement, which may be extended to seven years at the discretion of the bank. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 61,500 shares of Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest based on the corporate base rate announced by the bank from time to time plus one percent per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667,000 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for the Company and certain investment and indebtedness limitations. At March 31, 1997, SMC was in compliance with all restrictions and covenants in the Amended Credit Agreement. At March 31, 1997, SMC had borrowed $16,000,000 under the Amended Credit Agreement at a weighted average interest rate of 8.849%. The Company anticipates increasing the Amended Credit Agreement to $20,000,000 to finance the acquisition of Savers Life.

     In connection with the acquisition of Shelby Life, SMC borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which is due in December 2003 and requires interest payments in cash at 12% per annum, or, if SMC chooses, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. The subordinated convertible notes are convertible into Common Stock at the rate of $6.00 per share through November 1997, and $5.75 per share thereafter. SMC may prepay the subordinated convertible debt with not less than 30 days' notice at any time. The subordinated convertible debt agreement contains terms and financial covenants substantially similar to those in the Amended Credit Agreement.

     Assuming the continuation of current level of debt under the Amended Credit Agreement ($16,000,000) and current interest rates at March 31, 1997 (weighted average rate of 8.849%) and assuming SMC elects the non-cash interest payment option under the subordinated convertible debt, annual debt service in 1997 would be approximately $1,416,000 in interest paid on the Amended Credit Agreement. In addition, SMC has 1997 obligations under a capital lease of $539,000.

     From the funds borrowed by SMC pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $13,000,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate plus 2% per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Indiana Commissioner of Insurance. SMC currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the December 31, 1996 interest rate of 10.25% continues in 1997, SMC will receive interest income of $1,332,500 from its Surplus Debenture receivable for 1997.

     Dividends from Standard Life to SMC are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Indiana Commissioner of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Also, regulatory approval is required when dividends to be paid exceed unassigned statutory surplus. For the year ended December 31, 1996, Standard Life reported statutory net gain from operations of $1,427,000, statutory surplus of $22,969,666 and unassigned statutory surplus of $1,139,659. Standard Life anticipates paying dividends of approximately $1,600,000 in 1997 and the approval of the Indiana Commissioner of Insurance may be required. Standard Life paid a dividend of $1,000,000 on May 1, 1997.

     SMC anticipates the available cash from its existing working capital, plus anticipated 1997 dividends, management fees, rental income and interest income on its Surplus Debenture, will be more than adequate to meet its anticipated "parent company only" cash requirements for 1997.

     SMC has a note receivable of $2,858,000 from an affiliate and a note payable of $2,858,000 to a different affiliate. This note receivable and note payable are eliminated in the consolidated financial statements.

     The Company's shareholder's equity was $37,073,000 at March 31, 1997 compared to $40,166,000 at December 31, 1996 reflecting a decrease in the value of the Company's invested assets as a result of the general rise in interest rates during the quarter which generally caused the fair value of fixed maturity securities to decrease. Book value per share decreased to $7.38 at March 31, 1997 from $7.99 at December 31, 1996. The pretax net unrealized loss on the Company's fixed maturity portfolio was $9,749,000 at March 31, 1997 compared to $1,837,000 at December 31, 1996. In the absence of decreases in interest rates the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

     U.S. Insurance Operations. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and Surplus Debenture interest payments to SMC and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDAs. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best's ratings (currently rated "B" ("Adequate")) and events in the industry that affect policyholders' confidence.

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

     Changes in interest rates may affect the incidence of policy surrenders and other withdrawals. In addition to the potential impact on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values in order to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings impact of changing market interest rates. The Company seeks assets which have duration characteristics similar to the liabilities which they support. The Company also prepares cash flow projections and performs cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. The Company's U.S. insurance subsidiaries currently expect available liquidity sources and future cash flows to be adequate to meet the demand for funds.

     Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the Indiana Department of Insurance, or the states in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: (i) acquisition costs (primarily commissions and policy issue costs) and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus ("surplus strain") in the year written for many insurance products. The Company designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, the Company controls the amount of new premiums written in order to manage the effect of such surplus strain. The Company's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, Standard Life will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales or infusions by SMC with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, the Company believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

     Standard Life produced statutory net income of $209,000 and $3,291,000 for the three months ended March 31, 1997 and year ended December 31, 1996, respectively. As a result, SMC has not made cash capital contributions to Standard Life during 1997 and 1996 to maintain adequate levels of statutory capital and surplus. In March 1996, Standard Life sold its subsidiary, First International, and realized an increase in statutory capital and surplus of approximately $4,951,000 from the statutory gain on the sale and related reinsurance transactions.

     Commencing January 1, 1995, Standard Life began to reinsure a portion of its annuity business. The primary purposes of the reinsurance agreement were to limit the net loss arising from large risks, maintain the Company's exposure to loss within capital resources and provide additional capacity for future growth. Furthermore, the reinsurance agreement has allowed the Company to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If the Company's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit the Company from writing new business in Florida. Standard Life's largest annuity reinsurer at March 31, 1997, Winterthur Life Re Insurance Company ("Winterthur"), is rated "A" ("Excellent") by A.M. Best. From September 1, 1995 to March 31, 1996 approximately 50% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 25% at April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies in certain circumstances.

     Management believes that operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1996. As of March 31, 1997, Standard Life had statutory capital and surplus for regulatory purposes of $23,843,391 compared to $22,969,666 at December 31, 1996. The increase is primarily due to an increase in admitted goodwill under statutory accounting practices in connection with the acquisition of Dixie National Life. As the life insurance and annuity business produced by Standard Life and Dixie National Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by SMC. During 1997 and 1996, SMC did not make any capital contributions to Standard Life, other than the Common Stock associated with the Shelby Life acquisition. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $5,875,000 and $6,856,000 for the three months ended March 31, 1997 and 1996, respectively and $17,921,000 and $4,263,000 for the years ended December 31, 1996 and 1995, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

     State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "RBC Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of SMC's insurance subsidiaries has an RBC Ratio that is at least 400% of the minimum RBC requirements; accordingly, the subsidiaries meet the RBC requirements.

     Standard Life's acquisition of Shelby Life, and merger of Shelby Life into Standard Life, effective November 1, 1996 is anticipated to have a positive effect on Standard Life's liquidity and cash flows. Shelby Life ceased writing new business effective November 1, 1996, thus reducing the surplus strain normally associated with the issuance of new policies. The anticipated profits from Shelby Life's book of business are expected to exceed the related interest expense connected with the $13,000,000 of Surplus Debentures issued by Standard Life in connection with the acquisition of Shelby Life. The statutory net income of Shelby Life was $1,660,885 for the year ended December 31, 1995 and $851,472 for the ten months ended October 31, 1996.

     International Operations. The consolidated balance sheet of the Company at March 31, 1997 includes a $2,428,000 credit representing the negative goodwill on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to the Company statements of operations.

     Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1996 and 1995 due to accumulated losses. Premier Life (Bermuda) did not pay dividends in 1996 and 1995. SMC does not anticipate any dividends from these companies in 1997.

     Due to the nature of unit-linked products issued by Standard Management International, which represent over 90% of the Standard Management International portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short-term investments and fixed maturity securities. These short-term investments and fixed maturity securities are normally only bought and/or disposed of on the advice of independent consulting actuaries who perform an annual analysis comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material mismatches are then covered by adjusting the securities in the investment portfolio as appropriate.

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

     Foreign Currency Risk. Standard Management International policyholders invest in assets denominated in a broad range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg)'s shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge its translation risk, but this is currently being reviewed to protect the Company against currency fluctuations. At March 31, 1997, there was an unrealized gain from foreign currency translation adjustment of $583,000.

     Uncertainties Regarding Intangible Assets. Included in the consolidated financial statements as of March 31, 1997 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the March 31, 1997 consolidated balance sheet aggregated $45,873,000 or 7.2% of total assets. The Company has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in the consolidated financial statements. The Company has determined that the assumptions utilized in the initial valuation of these assets are consistent with the current operations of the Company as of March 31, 1997.

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

     Recently Issued Accounting Standards. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and stock warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 and $.07 per share, respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

     Safe Harbor Provisions. Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: economic environment, interest rate changes, product development, regulatory changes, the results of financing efforts, the Company's accounting policies, competition, the reinsurance agreement with GIAC and the acquisitions of Shelby Life and Savers Life.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     Exhibit 11 Statement regarding computation of per share earnings.

     Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission") for information only and not filed.

(b) Reports on Form 8-K

     A report on Form 8-K dated January 22, 1997 was filed with the Commission to report under Item 5, the signing of a merger agreement with Savers Life.

     A report on Form 8-K dated January 24, 1997, as amended February 19, 1997, was filed with the Commission to report under Item 7, the financial statements of Shelby Life for the two years ended December 31, 1995 and the pro forma condensed consolidated financial statements as of September 30, 1996.

     A report on Form 8-K dated February 19, 1997 was filed with the Commission to report under Item 5, the signing of the amendment to the merger agreement with Savers Life.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1997

                                          STANDARD MANAGEMENT CORPORATION
                                                      (Registrant)

                                          By:          RONALD D. HUNTER

                                            ------------------------------------
                                                      Ronald D. Hunter
                                            Chairman of the Board, President and
                                                   Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:        GERALD R. HOCHGESANG

                                            ------------------------------------
                                                    Gerald R. Hochgesang
                                                   Senior Vice President
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
   11     Statement regarding computation of per share earnings.
   27     Financial Data Schedule