Form 10-Q
period 1997-06-30
STANDARD MANAGEMENT CORP
filed 1997-08-14
CIK 853971

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                 (317) 574-6200
                                  (Telephone)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of August 1, 1997, the Registrant had outstanding 4,870,240 shares of common stock.

================================================================================

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION:
Item 1.   Financial Statements

          Consolidated Balance Sheets --
          June 30, 1997 (Unaudited) and December 31, 1996
          (Audited).......................................................   3

          Consolidated Statements of Operations --
          For the Three Months and Six Months Ended June 30, 1997 and 1996
          (Unaudited).....................................................   4

          Consolidated Statements of Shareholders' Equity --
          For the Six Months June 30, 1997 and 1996
          (Unaudited).....................................................   5

          Consolidated Statements of Cash Flows --
          For the Six Months Ended June 30, 1997 and 1996
          (Unaudited).....................................................   6

          Notes to Consolidated Financial Statements (Unaudited)..........   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  11

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings...............................................  23

Item 6.   Exhibits and Reports on Form 8-K................................  23

Signatures................................................................  24



                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        STANDARD MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               JUNE 30,       DECEMBER 31,
                                                                                 1997            1996
                                                                               ---------      ------------
                                                                               (UNAUDITED)     (AUDITED)
                                    ASSETS
Investments:
  Securities available for sale:
    Fixed maturity securities, at fair value (amortized cost: $352,642 in 1997
     and $349,151 in 1996).................................................... $350,513         $347,310
    Equity securities, at fair value (cost: $55 in 1997 and $58 in 1996)......       63               62
  Mortgage loans, at unpaid principal balances................................    2,297            3,035
  Policy loans, at unpaid principal balances..................................    9,258            9,903
  Real estate, at depreciated cost............................................      537              546
  Other invested assets.......................................................    1,113              865
  Short-term investments, at cost, which approximates fair value..............   18,381            8,417
                                                                               ---------      ------------
      Total investments.......................................................  382,162          370,138
Cash..........................................................................    9,823            5,113
Accrued investment income.....................................................    6,524            6,198
Amounts due and recoverable from reinsurers...................................   69,157           68,811
Deferred policy acquisition costs.............................................   21,274           18,078
Present value of future profits, less accumulated amortization of $4,399 in
  1997 and $3,520 in 1996.....................................................   23,113           24,181
Excess of acquisition cost over net assets acquired, less accumulated
  amortization of $369 in 1997 and $314 in 1996...............................    2,205            2,260
Other assets..................................................................    4,957            5,463
Assets held in separate accounts..............................................  134,808          128,546
                                                                               ---------      ------------
      Total assets............................................................ $654,023         $628,788
                                                                               =========      ============
         LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Future policy benefits:
    Interest-sensitive annuities and other financial products................. $346,662         $333,633
    Traditional life insurance................................................   87,566           87,106
                                                                               ---------      ------------
      Total future policy benefits............................................  434,228          420,739
  Policy claims and other policyholders' benefits and funds...................    4,740            4,585
                                                                               ---------      ------------
                                                                                438,968          425,324
  Accounts payable and accrued expenses.......................................    5,716            6,189
  Obligations under capital lease.............................................      395              637
  Notes payable...............................................................   26,180           20,060
  Deferred federal income taxes...............................................    3,555            3,334
  Excess of net assets acquired over acquisition cost, less accumulated
    amortization of $4,532 in 1997 and $3,839 in 1996.........................    2,081            2,775
  Liabilities related to separate accounts....................................  134,808          128,546
                                                                               ---------      ------------
      Total liabilities.......................................................  611,703          586,865
Class S Cumulative Convertible Redeemable Preferred Stock, par value $10 per share:
  Authorized 300,000 shares; issued and outstanding 158,239 shares in 1997 and
    159,889 shares in 1996, redemption value of $10 per share plus accumulated
    and unpaid dividends......................................................    1,825            1,757
Shareholders' Equity:
  Preferred Stock, no par value:
    Authorized 700,000 shares; none issued and outstanding....................       --               --
  Common Stock, no par value:
    Authorized 20,000,000 shares; issued 5,752,499 shares.....................   40,481           40,481
  Treasury stock, at cost, 752,356 shares in 1997 and 728,229 shares in 1996
    (deduction)...............................................................   (3,660)          (3,528)
  Unrealized loss on securities available for sale............................     (835)            (746)
  Foreign currency translation adjustment.....................................       (1)             691
  Retained earnings...........................................................    4,510            3,268
                                                                               ---------      ------------
      Total shareholders' equity..............................................   40,495           40,166
                                                                               ---------      ------------
      Total liabilities, redeemable securities and shareholders' equity....... $654,023         $628,788
                                                                               =========      ============

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                      ----------------------    ----------------------
                                                        1997         1996         1997         1996
                                                      ---------    ---------    ---------    ---------
Revenues:
  Premium income...................................   $   1,665    $   5,630    $   3,562    $   7,129
  Net investment income............................       7,147        4,731       14,346        9,391
  Net realized investment gains....................          32          218          206          456
  Gain on disposal of subsidiaries.................          --           --           --          886
  Policy charges...................................       1,344          690        2,783        1,214
  Amortization of excess of net assets acquired
    over acquisition cost..........................         347          347          694          694
  Management fees and similar income from separate
    accounts.......................................         367          452          838          836
  Other income.....................................         390          972          881        1,290
                                                      ---------    ---------    ---------    ---------
    Total revenues.................................      11,292       13,040       23,310       21,896
Benefits and expenses:
  Benefits and claims..............................       1,979        6,396        4,368        7,223
  Interest credited on interest-sensitive annuities
    and
    other financial products.......................       4,172        2,358        8,166        5,004
  Salaries and wages...............................       1,453        1,255        2,904        2,463
  Amortization.....................................         752          712        1,577        1,159
  Other operating expenses.........................       1,441        1,795        3,317        3,910
  Interest expense and financing costs.............         548          154        1,078          277
                                                      ---------    ---------    ---------    ---------
    Total benefits and expenses....................      10,345       12,670       21,410       20,036
                                                      ---------    ---------    ---------    ---------
Income before federal income taxes, extraordinary
  gain on early redemption of redeemable preferred
  stock and preferred stock dividends..............         947          370        1,900        1,860
Federal income tax expense (credit)................         265          185          575         (990)
                                                      ---------    ---------    ---------    ---------
Income before extraordinary gain on early
  redemption of redeemable preferred stock and
  preferred stock dividends........................         682          185        1,325        2,850
Extraordinary gain on early redemption of
  redeemable preferred stock, net of $ -- federal
  income tax.......................................          --          166           --          267
                                                      ---------    ---------    ---------    ---------
NET INCOME.........................................         682          351        1,325        3,117
Preferred stock dividends..........................          41           66           83          112
                                                      ---------    ---------    ---------    ---------
Earnings available to common shareholders..........   $     641    $     285    $   1,242    $   3,005
                                                      ==========   ==========   ==========   ==========
Earnings per share:
  Income before extraordinary gain on early
    redemption of redeemable preferred stock and
    preferred stock dividends......................   $     .13    $     .04    $     .25    $     .54
  Extraordinary gain on early redemption of
    redeemable preferred stock.....................          --          .03           --          .05
                                                      ---------    ---------    ---------    ---------
  NET INCOME.......................................         .13          .07          .25          .59
  Preferred stock dividends........................         .01          .01          .01          .01
                                                      ---------    ---------    ---------    ---------
  Earnings available to common shareholders........   $     .12    $     .06    $     .24    $     .58
                                                      ==========   ==========   ==========   ==========
Weighted average number of shares outstanding:
  Common shares....................................   5,014,099    4,760,656    5,019,136    4,866,850
  Common equivalent shares.........................     243,794      126,815      267,570      612,358
                                                      ---------    ---------    ---------    ---------
                                                      5,257,893    4,887,471    5,286,706    5,479,208
                                                      ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                        --------------------------------------------
                                                             AMOUNTS                  SHARES
                                                        ------------------    ----------------------
                                                         1997       1996        1997         1996
                                                        -------    -------    ---------    ---------
Common Stock:
  Balance, beginning of period.......................   $40,481    $39,808    5,752,499    5,459,573
     Issuance of common stock........................        --        100           --       20,000
     5% common stock dividend........................        --        850           --      272,926
                                                        -------    -------    ---------    ---------
  Balance, end of period.............................    40,481     40,758    5,752,499    5,752,499
                                                        -------    -------    ---------    ---------
Treasury stock (at cost):
  Balance, beginning of period.......................    (3,528)    (2,621)    (728,229)    (502,025)
     Treasury stock acquired.........................      (136)    (2,104)     (25,000)    (426,026)
     5% common stock dividend........................        --         --           --      (46,402)
     Reissuance of treasury stock in connection with
       exercise of stock options.....................         4          2          873          349
                                                        -------    -------    ---------    ---------
  Balance, end of period.............................    (3,660)    (4,723)    (752,356)    (974,104)
                                                        -------    -------    ---------    ---------
Unrealized gain (loss) on securities:
  Balance, beginning of period.......................      (746)     2,582
     Change in unrealized gain (loss) on securities
       available for sale, net.......................       (89)    (4,595)
                                                        -------    -------
  Balance, end of period.............................      (835)    (2,013)
                                                        -------    -------
Foreign currency translation adjustments:
  Balance, beginning of period.......................       691      1,159
     Translation adjustments for the period..........      (692)      (222)
                                                        -------    -------
  Balance, end of period.............................        (1)       937
                                                        -------    -------
Retained earnings (deficit):
  Balance, beginning of period.......................     3,268       (686)
     Net income......................................     1,325      3,117
     5% common stock dividend, plus cash in lieu of
       fractional shares.............................        --       (850)
     Preferred stock dividend........................       (83)      (112)
                                                        -------    -------
  Balance, end of period.............................     4,510      1,469
                                                        -------    -------
Total shareholders' equity and common shares
  outstanding........................................   $40,495    $36,428    5,000,143    4,778,395
                                                        =======    =======    =========    =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                         ---------------------
                                                                           1997        1996
                                                                         --------    ---------
OPERATING ACTIVITIES
Net income.............................................................  $  1,325    $   3,117
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of deferred policy acquisition costs....................       469          575
  Policy acquisition costs deferred....................................    (3,598)      (2,506)
  Deferred federal income taxes........................................       270         (116)
  Depreciation and amortization........................................       728          200
  Future policy benefits and reinsurance recoverable...................     5,334          658
  Policy claims and other policyholders' benefits and funds............       205         (405)
  Net realized investment gains........................................      (206)        (456)
  Accrued investment income............................................      (327)        (535)
  Extraordinary gain on early redemption of redeemable preferred
     stock.............................................................        --         (267)
  Other................................................................       190        1,369
                                                                         --------    ---------
     Net cash provided by operating activities.........................     4,390        1,634
FINANCING ACTIVITIES
Borrowings.............................................................     5,628        2,600
Repayments on long term debt and capital lease obligation..............      (265)        (239)
Premiums received on interest-sensitive annuities and other financial products credited to policyholder account balances, net of premiums
  ceded................................................................    25,127       18,796
Return of policyholder account balances on interest-sensitive annuities
  and other financial products, net of premiums ceded..................   (17,317)      (9,403)
Redemption of redeemable preferred stock...............................       (15)        (442)
Reissuance of treasury stock in connection with exercise of stock
  options..............................................................         4           --
Proceeds from common and treasury stock sales..........................        --          102
Purchase of Common Stock for treasury..................................      (136)      (2,104)
                                                                         --------    ---------
     Net cash provided by financing activities.........................    13,026        9,310
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
  Purchases............................................................   (90,762)    (107,403)
  Sales................................................................    70,702       77,578
  Maturities...........................................................    16,241        3,562
Short-term investments, net............................................    (9,965)       5,423
Other investments, net.................................................     1,078       (3,218)
Proceeds from sale of First International Life Insurance Company, less
  cash transferred to seller of $265...................................        --       11,228
                                                                         --------    ---------
     Net cash provided (used) by investing activities..................   (12,706)     (12,830)
                                                                         --------    ---------
Net increase (decrease) in cash........................................     4,710       (1,886)
Cash at beginning of period............................................     5,113        5,762
                                                                         --------    ---------
Cash at end of period..................................................  $  9,823    $   3,876
                                                                         ========    =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year. This is particularly true in the life insurance industry, where mortality results in interim periods can vary substantially from such results over a longer period. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Certain amounts in the 1996 Consolidated Financial Statements and Notes have been reclassified to conform with the 1997 presentation.

        The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries ("SMC" or the "Company") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company uses significant estimates and assumptions in calculating deferred policy acquisition costs, present value of future profit, goodwill, future policy benefits and deferred federal income taxes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

     The consolidated financial statements as of and for the quarter and six months ended June 30, 1997 include the assets and liabilities and results of operations of Shelby Life Insurance Company ("Shelby Life") which was acquired and merged into Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of Standard Management Corporation ("Standard Management"), the unconsolidated parent company, effective November 1, 1996.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Standard Management for the year ended December 31, 1996.

NOTE 2 -- COMMON STOCK

        Standard Management declared a 5% stock dividend on shares of Standard Management Common Stock ("SMC Common Stock") for shareholders of record on May 17, 1996 which was distributed on June 21, 1996. All applicable number of shares and per share amounts included in the consolidated financial statements and notes have been retroactively adjusted to reflect this stock dividend for all periods presented.

NOTE 3 -- NOTE PAYABLE

     In connection with the acquisition of Shelby Life, Standard Management borrowed $4,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003 and required interest payments in cash at 12% per annum, or, if Standard Management chose, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. At June 30, 1997, this subordinated convertible debt agreement was amended at the principal amount of $4,372 requiring interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, Standard Management borrowed an additional $5,628 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400, redemption of Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock") of approximately $1,840, and the balance for other general corporate purposes. The Notes are convertible into SMC Common Stock at the

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

rate of $5.747 per share.

     The Notes may be prepaid in whole or in part at the option of Standard Management commencing on July 1, 2000 at redemption prices equal to 105% of the principal amount (plus accrued interest) and declining to 102% of the principal amount plus accrued interest. The Notes may be prepaid prior to July 1, 2000 under certain limited circumstances. The Notes are subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements for SMC, positive net income, minimum statutory surplus requirements for the Company's insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets.

NOTE 4 -- REDEEMABLE PREFERRED STOCK

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

        Standard Management may voluntarily redeem the Class S Preferred Stock prior to February 2003 at redemption value of $10.00 per share plus accumulated and unpaid dividends. In February 1996, Standard Management instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or private negotiated transactions. As of June 30, 1997, Standard Management has repurchased and retired 141,761 shares of Class S Preferred Stock on the open market at a cost of $964. These repurchases resulted in an extraordinary gain on early redemption of redeemable preferred stock of $166 and $267 for the three and six month periods ended June 30, 1996. Effective as of August 1, 1997, Standard Management redeemed all of the issued and outstanding Class S Preferred Stock at redemption value of $10.00 per share plus accumulated and unpaid dividends.

NOTE 5 -- NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE

     The components of the balance sheet caption "Unrealized loss on securities available for sale" in shareholders' equity are summarized as follows:

                                                                       JUNE 30,      DECEMBER 31,
                                                                         1997            1996
                                                                       --------      ------------
Fair value of securities available for sale.........................   $350,576        $347,372
Amortized cost of securities available for sale.....................    352,697         349,209
                                                                       --------      ------------
     Gross unrealized loss on securities available for sale.........     (2,121)         (1,837)
Adjustments for:
  Deferred policy acquisition costs.................................        858             696
  Present value of future profits...................................          4              20
  Deferred federal income tax recoverable...........................        424             375
                                                                       --------      ------------
     Net unrealized loss on securities available for sale...........   $   (835)       $   (746)
                                                                       ========      ==========

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6 -- INCOME TAXES

        The effective consolidated federal income tax expense (credit) rate for the Company was 28% and 30% for the three and six months ended June 30, 1997, compared to 50% and (53)% for the three and six months ended June 30, 1996. The effective rates in 1997 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International S.A. ("Standard Management International") is not subject to U.S. income tax. The 50% rate for the three months ended June 30, 1996 primarily results from the non-deductibility of losses from non-insurance companies, which do not consolidate for tax purposes with the life insurance companies. The large credit for the six month's ended June 30, 1996 is primarily due to tax benefits of $1,420 related to the sale of First International Life Insurance Company ("First International") (see Note 7).

NOTE 7 -- DISPOSAL OF SUBSIDIARIES

        On March 18, 1996, Standard Life completed the sale of a duplicate charter associated with its wholly-owned subsidiary, First International, to Guardian Insurance and Annuity Co., Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, New York. Standard Life received proceeds of $10,393, including $1,500 for the charter and licenses associated with First International. Standard Life realized a net pretax gain of $1,042 and a tax benefit of $1,420 on this sale or $2,462 ($.45 per share) for the six months ended June 30, 1996. In addition, First International, Standard Life and GIAC have entered into a series of other agreements that include provisions for Standard Life to continue to administer First International policies in force at the date of sale and for Standard Life to continue to receive the profit stream from the majority of First International's in force business at the date of sale.

     In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance of North America Ltd. ("Standard Reinsurance") and Salamandra Joint-Stock Insurance Company in Ukraine ("Salamandra"), and not to renew the Barbados license of Standard Reinsurance due to an insignificant amount of reinsurance premium volume. This resulted in the termination of Standard Reinsurance operations and the write-off of the Company's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156 ($.03 per share) for the six months ended June 30, 1996.

     The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was an increase in revenues of $886 and a tax benefit of $1,420, for net income effect of approximately $2,306 or $.42 per share for the six months ended June 30, 1996.

NOTE 8 -- PENDING ACQUISITION

     The Company has entered into an Agreement and Plan of Merger dated as of December 19, 1996, as amended, with Savers Life Insurance Company ("Savers Life"). Savers Life offers retirement products and Medicare supplement insurance through 5,000 independent brokers, primarily in North Carolina, South Carolina and Virginia. The Company will pay approximately $14,200 plus acquisition costs for the approximately $80,000 asset company, with shareholders of Savers Life initially receiving $8.00 for each share of Savers Life Common Stock, consisting of SMC Common Stock and an election of up to $1.50 per share in cash. The proposed acquisition is subject to normal closing conditions including Standard Management and Savers Life shareholder approval and approval by applicable regulatory authorities. The acquisition is expected to close during 1997.

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9 -- RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earning per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended June 30, 1997 of $.01 per share and the six months ended June 30, 1997 and 1996 of $.01 and $.04 per share, respectively. There will be no change in the primary earnings per share for the quarter ended June 30, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

        Operating Income. The income from operations (before net realized investment gains) was $661,000 for the second quarter of 1997, compared to $60,000 for the comparable period in 1996. The change resulted primarily from operations in the United States producing income from operations of $192,000 compared to a loss from operations of $(44,000) for the second quarter of 1997 and 1996, respectively. The increase is primarily due to an increase in interest spreads on an increasing asset base, while operating expenses have declined when compared to 1996. The income from international operations also increased to $469,000 for the second quarter of 1997 compared to $104,000 for the second quarter of 1996. The international operating gains resulted primarily from decreased operating expenses, reflecting reduced marketing activity during the period, and the strengthening of the U.S. dollar.

        Premium Income. Premium income is composed of premiums, including renewal premiums, received on ordinary life insurance policies. SMC's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income for the second quarter of 1997 was $1,665,000, a decrease of $3,965,000 or 70% from $5,630,000 for the second quarter of 1996. This decrease is attributable to the recapture of premiums ceded of $4,234,000 due to the termination and recapture of the reinsurance agreement with National Mutual Life Insurance Company ("National Mutual")in the second quarter of 1996, which offsets increases in premium income for the inclusion of Shelby Life in the results of operations for periods after November 1, 1996. SMC recorded net premium income of $249,000 in the second quarter of 1997 for the Shelby Life block which more than offsets the decline in premiums from the regular policy lapses, surrenders and expiries in SMC's closed blocks of business.

        Net premium deposits received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $13,059,000 compared to $14,808,000 for the second quarter of 1997 and 1996, respectively. The decrease in premium deposits is partially due to a decrease in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $15,603,000 for the second quarter of 1997 compared to $17,511,000 for the second quarter of 1996. Since SMC's operating income is primarily a function of its investment spreads, persistency of annuity inforce business, mortality experience, and operating expenses, a change in annuity premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in annuity premiums may affect the growth rate of total assets on which investment spreads are earned.

     Net Investment Income. Net investment income increased $2,416,000 or 51% to $7,147,000 for the second quarter of 1997 from $4,731,000 for the comparable period of 1996. The increase primarily resulted from an increase in the weighted average annualized yield of SMC's investment portfolio (exclusive of realized and unrealized gains and losses) to 7.59% from 7.44% for the second quarter of 1997 and 1996, respectively, and the increase in total invested assets (amortized cost) of approximately 38.9% from December 31, 1995 to June 30, 1997, most of which (approximately $100,000,000) occurred in the fourth quarter of 1996 due to the acquisition of Shelby Life. As of June 30, 1997, yields available on new investments were declining.

        Net Realized Investment Gains. Net realized investment gains decreased $186,000 or 85% to $32,000 from $218,000 for the second quarter of 1997 and 1996, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized loss on SMC's securities available for sale increased to $2,121,000 at June 30, 1997 from $1,837,000 at December 31, 1996. In the absence of decreases in interest rates, SMC may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity.

     Policy Charges. Policy charges, which represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $654,000 or 95% to $1,344,000 for the second quarter of 1997 compared to $690,000 for the second quarter of 1996. The increase in policy charges resulted from an increase in policy charges for Standard Life's universal life insurance products of $485,000 due to the inclusion of Shelby Life in the results of operations for periods after November 1, 1996.

     Amortization of Excess of Net Assets Acquired Over Acquisition
Cost. Amortization of excess of net assets acquired over acquisition cost ("negative goodwill") is recorded to amortize into earnings the negative goodwill recorded in connection with the acquisition of Standard Management International in 1993. The negative goodwill is being amortized on a straight-line basis over five years. Amortization of negative goodwill was $347,000 for each of the second quarters of 1997 and 1996.

     Management Fees and Similar Income From Separate Accounts. Management fees and similar income from separate accounts consist of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts decreased $85,000 to $367,000 for the second quarter of 1997 from $452,000 for the second quarter of 1996. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

     Other Income. Other income decreased $582,000 or 60% to $390,000 for the second quarter of 1997 compared to $972,000 for the comparable 1996 period.
The decrease resulted primarily from the administration fee income of $375,000 collected in connection with the terminated and recaptured reinsurance agreement with National Mutual in the second quarter of 1996.

        Benefit and Claims. Benefits and claims include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims decreased $4,417,000 or 69% to $1,979,000 for the second quarter of 1997 from $6,396,000 for the second quarter of 1996. The decrease in benefits and claims results from an increase in change in policy reserves related to the termination and recapture of a reinsurance agreement with National Mutual in the second quarter of 1996. This decrease offset the increase in benefits and claims from the inclusion of Shelby Life (approximately $850,000 in the second quarter of 1997) in the results of operations for periods after November 1, 1996. Throughout SMC's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

        Interest Credited on Interest-Sensitive Annuities and Other Financial Products. Interest credited on interest-sensitive annuities and other financial products was $4,172,000 for the second quarter of 1997, an increase of $1,814,000 or 77% from $2,358,000 for the comparable prior year period. The increase resulted primarily from the inclusion of interest credited of $1,965,000 in the second quarter of 1997 from Shelby Life products, increases in interest credited rates on new annuity sales and the increases in the growth in policy reserves for annuities from sales. At June 30, 1997, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.68% compared to 5.35% at June 30, 1996.

        Salaries and Wages. Salaries and wages were $1,453,000 for the second quarter of 1997, an increase of $198,000 or 16% from $1,255,000 for the comparable prior year period. This increase was caused primarily by an increase in the number of employees in 1997 and an increase in incentive compensation expense in the second quarter of 1997 of $65,000 based on operating income for the second quarter of 1997.

        Amortization. Amortization expense primarily includes charges to operations for the amortization of deferred acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $40,000 or 6% to $752,000 for the second quarter of 1997 from $712,000 for the second quarter of 1996. The increase in current year amortization expense resulted primarily from the amortization of present value of future profits of $187,000 in the second quarter of 1997 for the acquisition of Shelby Life.

        Other Operating Expenses. Other operating expenses decreased $354,000 or 20% to $1,441,000 for the second quarter of 1997 from $1,795,000 for the second quarter of 1996. The decrease in other operating expenses resulted primarily from eliminating in 1997 the additional cost to convert the operations and expand the marketing effort in Dixie National Life incurred in 1996 and a reduction in international operating expenses.

        Interest Expense and Financing Costs. Interest expense and financing costs increased $394,000 or 256% to $548,000 in the second quarter of 1997 from $154,000 in the second quarter of 1996. The increase in interest expense and financing costs during 1997 resulted primarily from increased borrowing of $10,100,000 on an Amended and Restated Revolving Line of Credit Agreement with a bank ("Amended Credit Agreement") and borrowings of $4,000,000 from an insurance company in connection with the acquisition of Shelby Life.

        Extraordinary Gain on Early Redemption of Redeemable Preferred Stock. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount by which SMC is able to repurchase the Class S Preferred Stock below its book value plus accrued and unpaid dividends. SMC recorded no extraordinary gain for the second quarter of 1997 compared to $166,000 for the second quarter of 1996. Effective August 1, 1997, SMC redeemed all of its issued and outstanding Class S Preferred Stock at redemption value of $10.00 per share plus accumulated and unpaid dividends.

SIX MONTHS ENDED JUNE 30, 1997 and 1996

     Operating Income. The income from operations (before net realized investment gains and gain on disposal of subsidiaries) was $1,189,000 in the first six months of 1997, compared to $274,000 for the comparable period in 1996. The change resulted primarily, from operations in the United States producing income from operations of $366,000 compared to a loss from operations of $(61,000) for the first six months of 1997 and 1996, respectively. The increase is primarily due to an increase in interest spreads on an increasing asset base, while operating expenses have declined when compared to 1996. The income from international operations also increased to $823,000 for the first six months of 1997 compared to $335,000 for the first six months of 1996. The international operating gains resulted primarily from decreased operating expenses, reflecting reduced marketing activity during the period, and the strengthening of the U.S. dollar.

     Premium Income. GAAP premium income for the first six months of 1997 was $3,562,000, a decrease of $3,567,000 or 50% from $7,129,000 for the first six months of 1996. This decrease is attributable to the recapture of premiums ceded of $4,234,000 due to the termination and recapture of the reinsurance agreement with National Mutual in the second quarter of 1996, which offsets increases in premium income for the inclusion of Shelby Life in the results of operations for periods after November 1, 1996. SMC recorded net premium income of $760,000 in the first six months of 1997 for the Shelby Life block which more than offsets the decline in premiums from the regular policy lapses, surrenders and expiries in SMC's closed blocks of business.

     Net premium deposits received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $25,127,000 compared to $18,796,000 for the first six months of 1997 and 1996, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $29,833,000 for the six months ended June 30, 1997 compared to $23,799,000 for the six months ended June 30, 1996. The increase in gross premium deposits is the result of an aggressive marketing campaign implemented by Standard Life with the introduction of attractive new annuity products and the effects of increasing first year crediting rates approximately 1% commencing during the second quarter of 1996. Also contributing to the increase in premiums is the introduction of new products, the competitiveness of SMC's products, the continued development of SMC's distribution system through marketing support from Standard Marketing and an increase in the agency base achieved through the recruitment of larger managing general agencies and expanding geographical concentration into the Mid-South and California.

     SMC also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement from 70% to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium deposits by $4,706,000 in the first six months of 1997 compared to $5,003,000 in the first six months of 1996.

     Net Investment Income. Net investment income increased $4,955,000 or 53% to $14,346,000 for the first six months of 1997 from $9,391,000 for the comparable period of 1996. The increase primarily resulted from an increase in the weighted average annualized yield of SMC's investment portfolio (exclusive of realized and unrealized gains and losses) to 7.59% from 7.19% for the first six months of 1997 and 1996, respectively, and the increase in total invested assets (amortized cost) of approximately 38.9% from December 31, 1995 to June 30, 1997, most of which (approximately $100,000,000) occurred in the fourth quarter of 1996 due to the acquisition of Shelby Life.

     Net Realized Investment Gains. Net realized investment gains decreased $250,000 or 55% to $206,000 from $456,000 for the first six months of 1997 and 1996, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio.

     Gain on Disposal of Subsidiaries. On March 18, 1996, SMC completed the sale of a duplicate charter associated with First International to GIAC. SMC received sale proceeds of $10,393,000, including $1,500,000 for the charter and licenses associated with First International. In addition, First International, Standard Life and GIAC have entered into a series of other agreements that include provisions for Standard Life to retain the economic interest in certain First International policies and administer First International policies in force at the date of such sale.

     In an unrelated matter, SMC decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance and Salamandra, and not to renew the Barbados license of Standard Reinsurance. This resulted in a first quarter 1996 write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156,000.

     The combined effect of the pre-tax gain on the sale of First International and related contracts, and the Standard Reinsurance write-offs, was $886,000 pre-tax and $2,306,000 after-tax in the first quarter of 1996.

        Policy Charges. Policy charges increased $1,569,000 or 129% to $2,783,000 for the six months ended June 30, 1997 compared to $1,214,000 for the six months ended June 30, 1996. The increase in policy charges resulted from an increase in policy charges for Standard Life's universal life insurance products of $984,000 due to the inclusion of Shelby Life in the results of operations for periods after November 1, 1996 and an increase in policy surrender charges on FPDAs of $294,000. The increase in annuity policy withdrawals and surrender charges on flexible premium deferred annuities generally corresponds to the aging and growth of SMC's annuity business in force.

     Management Fees and Similar Income From Separate Accounts. Management fees and similar income from separate accounts increased $2,000 to $838,000 for the first six months of 1997 from $836,000 for the first six months of 1996. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

        Other Income. Other income decreased $409,000 or 32% to $881,000 for the first six months of 1997 compared to $1,290,000 for the comparable 1996 period. The decrease resulted primarily from the administration fee income of $375,000 collected in connection with the terminated and recaptured reinsurance agreement with National Mutual in the second quarter of 1996.

        Benefit and Claims. Benefits and claims decreased $2,855,000 or 40% to $4,368,000 for the first six months of 1997 from $7,223,000 for the first six months of 1996. The decrease in benefits and claims results from an increase in change in policy reserves related to the termination and recapture of a reinsurance agreement with National Mutual in the second quarter of 1996. This decrease offset the increase in benefits and claims from the inclusion of Shelby Life (approximately $1,462,000 in the first six months of 1997) in the results of operations for periods after November 1, 1996. Throughout SMC's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

     Interest Credited on Interest-Sensitive Annuities and Other Financial Products. Interest credited on interest-sensitive annuities and other financial products was $8,166,000 for the first six months of 1997, an increase of $3,162,000 or 63% from $5,004,000 for the comparable prior year period. The increase resulted primarily from the inclusion of interest credited of $1,907,000 in the first six months of 1997 from Shelby Life products, increases in interest credited rates on new annuity sales and the increases in the growth in policy reserves for annuities from sales. At June 30, 1997, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.68% compared to 5.35% at June 30, 1996.

     Salaries and Wages. Salaries and wages were $2,904,000 for the first six months of 1997, an increase of $441,000 or 18% from $2,463,000 for the comparable prior year period. This increase was caused primarily by an increase in the number of employees in 1997 and an increase in incentive compensation expense in the first six months of 1997 of $190,000 based on operating income for the six months ended June 30, 1997.

     Amortization. Amortization expense increased $418,000 or 36% to $1,577,000 for the first six months of 1997 from $1,159,000 for the first six months of 1996. The increase in current year amortization expense resulted primarily from the amortization of present value of future profits of $412,000 in the first six months of 1997 for the acquisition of Shelby Life.

     Other Operating Expenses. Other operating expenses decreased $593,000 or 15% to $3,317,000 for the first six months of 1997 from $3,910,000 for the first six months of 1996. The decrease in other operating expenses resulted primarily from eliminating in 1997 the additional cost to convert the operations and expand the marketing effort in Dixie National Life incurred in the first six months of 1996 and a reduction in international operating expenses.

     Interest Expense and Financing Costs. Interest expense and financing costs increased $801,000 or 289% to $1,078,000 in the six months ended June 30, 1997 from $277,000 in the six months ended June 30, 1996. The increase in interest expense and financing costs during 1997 resulted primarily from increased borrowing of $10,100,000 on the Amended Credit Agreement and borrowings of $4,000,000 from an insurance company in connection with the acquisition of Shelby Life.

     Federal Income Taxes. Federal income tax expense (credit) was $575,000 for the first six months of 1997, compared to $(990,000) for the first six months of 1996. The large credit in 1996 is primarily due to tax benefits of $1,420,000 related to the sale of First International.

     Extraordinary Gain on Early Redemption of Redeemable Preferred
Stock. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount by which SMC is able to repurchase the Class S Preferred Stock below its book value plus accrued and unpaid dividends. SMC recorded no extraordinary gain for the first six months of 1997 compared to $267,000 for the six months ended June 30, 1996. Effective August 1, 1997, SMC redeemed all of its issued and outstanding Class S Preferred Stock at redemption value of $10.00 per share plus accumulated and unpaid dividends.

     Common and Common Equivalent Shares. The weighted average number of common and common equivalent shares for the six months ended June 30, 1996 included 522,810 common equivalent shares that were not included in this calculation for the comparable six months in 1997. These additional common equivalent shares were included in the 1996 calculation due to the increase in net income in the first quarter of 1996 from the sale of First International. Such additional common equivalent shares are not included in any other reporting period. The inclusion of the additional common equivalent shares in the six months ended June 30, 1996 calculations had the effect of decreasing earnings per share for the period by $.03.

LIQUIDITY AND CAPITAL RESOURCES

     Standard Management is an insurance holding company. The liquidity requirements of Standard Management are met primarily from management fees, equipment rental fees and payments for other charges and dividends and interest on Surplus Debentures received from Standard Management's subsidiaries as well as Standard Management's working capital. These are Standard Management's primary source of funds to pay operating expenses and meet debt service obligations. The payment of dividends and interest on Surplus Debentures and management and other fees by Standard Life to Standard Management is subject to restrictions under the insurance laws of Indiana, Standard Life's jurisdiction of domicile. These internal sources of liquidity have been supplemented in the past by external sources such as lines of credit and revolving credit agreements and long-term debt and equity financing in the capital markets.

     SMC reported on a consolidated GAAP basis net cash provided by operations of $1,726,000 and $6,331,000 for the years ended December 31, 1996 and 1995, respectively. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest-sensitive annuities and other financial products, resulted in positive cash flow of $26,717,000 and $6,003,000 for the years ended December 31, 1996 and 1995, respectively. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at Standard Management level or is available to Standard Management through dividends, interest, management fees or other payments from subsidiaries.

     In April 1993, Standard Management instituted a program to repurchase SMC Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. Standard Management had repurchased 1,134,356 shares of SMC Common Stock for $5,826,000 as of July 31, 1997. Of these repurchases 419,026 shares were paid for through additional borrowing under the Amended Credit Agreement, 39,016 shares from the proceeds of the Notes and the remainder were paid from working capital. At July 31, 1997, Standard Management was authorized to purchase an additional 365,644 shares under this program.

        Between February 1996 and July 1997 Standard Management repurchased 141,761 shares of Class S Preferred Stock at an aggregate price of $964,000 primarily through additional borrowings under the Amended Credit Agreement. On August 1, 1997, Standard Management redeemed all of its issued and outstanding shares of Class S Preferred Stock for an aggregate redemption price of $1,840,000, redemption value of $10.00 per share plus accumulated and unpaid dividends. Such redemption was financed from the proceeds of the Notes.

        At June 30, 1997, Standard Management had "parent company only" cash and short-term investments of $5,048,000. This cash balance reflects the $1,000,000 dividend received from Standard Life in May 1997 and proceeds that remained at June 30, 1997 from the borrowings from the received Notes. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses (not including class action litigation and settlement costs and interest expense) were $3,470,000 and $2,793,000 for the years ended December 31, 1996 and 1995, respectively.

        Pursuant to the management services agreement with Standard Management, Standard Life paid Standard Management a monthly fee of $150,000 during 1996 and 1995 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. The management service agreement between Standard Management and Standard Life for 1997 has been renegotiated to increase the monthly fee to $166,667 (annual fee of $2,000,000). This amended management service agreement has been approved by the Commissioner of the Indiana Department of Insurance. Pursuant to the management service agreements with Standard Life, Dixie National Life paid fees of $1,524,000 for the year ended December 31, 1996. The Mississippi Department of Insurance has approved a decrease of the monthly payment to $83,333 (annual fee of $1,000,000) from Dixie National Life to Standard Life in 1997. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi departments of insurance in the event of financial hardship of Standard Life or Dixie National Life.

     Pursuant to the management services agreement with Standard Management, Premier Life (Luxembourg), a wholly-owned subsidiary of Standard Management International, paid Standard Management a management fee of $25,000 per quarter during 1996 and 1995 for certain management and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg). Standard Management does not plan to modify this agreement in 1997.

        At April 1, 1995, Standard Management sold its property and equipment to an unaffiliated leasing/ financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby Standard Management pays a monthly rental amount of $45,000. Standard Management charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after April 1, 1995. The amount of the rental fee income received from Standard Management's subsidiaries was $592,000 and $853,000 for the six months ended June 30, 1997 and year ended December 31, 1996, respectively.

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

        The Amended Credit Agreement permits Standard Management to borrow up to $16,000,000 in the form of a seven-year reducing revolving loan arrangement. Standard Management has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, Standard Management issued warrants to the bank to purchase 61,500 shares of SMC Common Stock. Borrowing under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and SMC Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of Standard Management, to be: (i) a fluctuating rate of interest based on the corporate base rate announced by the bank from time to time plus one percent per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667,000 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for Standard Management and certain investment and indebtedness limitations. At June 30, 1997, Standard Management was in compliance with all restrictions and covenants in the Amended Credit Agreement. At June 30, 1997, Standard Management had borrowed $16,000,000 under the Amended Credit Agreement at a weighted average interest rate of 9.202%. SMC has received a commitment to increase the Amended Credit Agreement to $20,000,000 to finance the acquisition of Savers Life.

        In connection with the acquisition of Shelby Life, SMC borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003 and required interest payments in cash at 12% per annum, or, if SMC chose, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. At June 30, 1997, this subordinated convertible debt agreement was amended at the principal amount of $4,372,000 requiring interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, Standard Management borrowed an additional $5,628,000 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400,000, redemption of Class S Preferred Stock of approximately $1,840,000 and the balance for other general corporate purposes. The Notes are convertible into SMC Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of Standard Management commencing on July 1, 2000 at redemption prices equal to 105% of the principal amount (plus accrued interest) and declining to 101% of the principal amount (plus accrued interest). The Notes may be prepaid prior to July 1, 2000 under certain limited circumstances. The subordinated convertible debt agreements contain terms and financial covenants substantially similar to those in the Amended Credit Agreement.

        Assuming an increase in the current level of debt under the Amended Credit Agreement to $20,000,000 and current interest rates at June 30, 1997 (weighted average rate of 9.202%) Standard Management annual debt service would be approximately $2,800,000 in interest paid. In addition, Standard Management has 1997 obligations under a capital lease of $539,000.

     From the funds borrowed by Standard Management pursuant to the Amended Credit Agreement and the subordinated convertible debt agreements, $13,000,000 was loaned to Standard Life pursuant to a Surplus Debenture which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the June 30, 1997 interest rate of 10.50% continues in 1997, Standard Management will receive interest income of $1,357,000 from its Surplus Debenture receivable for 1997.

     Dividends from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Also, regulatory approval is required when dividends to be paid exceed unassigned statutory surplus. For the year ended December 31, 1996, Standard Life reported statutory net gain from operations of $1,427,000, statutory surplus of $22,970,000 and unassigned surplus of $1,140,000. Standard Life paid a dividend of $1,000,000 on May 1, 1997. Standard Life anticipates paying additional dividends of
approximately   $600,000 in the remainder of 1997 and the approval of the
Commissioner of the Indiana Department of Insurance will be required.

     Standard Management anticipates the available cash from its existing working capital, plus anticipated 1997 dividends, management fees, rental income and interest payments on its Surplus Debenture receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 1997.

     Standard Management has a note receivable of $2,858,000 from an affiliate and a note payable of $2,858,000 to a different affiliate. This note receivable and note payable are eliminated in the consolidated financial statements.

     U.S. Insurance Operations. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and Surplus Debenture payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDAs. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best ratings (currently rated "B+") and events in the industry that affect policyholders' confidence.

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

     Statutory surplus is computed according to rules prescribed by the NAIC, as modified by the Indiana Department of Insurance, or the states in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: (i) acquisition costs (primarily commissions and policy issue costs) and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus ("surplus strain") in the year written for many insurance products. SMC designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, SMC controls the amount of net new premiums written to manage the effect of such surplus strain. SMC's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, SMC's U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales, infusions by Standard Management with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, SMC believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

     Standard Life produced statutory net income of $751,000 and $3,291,000 for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. As a result, Standard Management did not make cash capital contributions to Standard Life during 1996 to maintain adequate levels of statutory capital and surplus. However, Standard Management contributed $2,400,000 to Standard Life in the second quarter of 1997 to facilitate growth in new premiums written. In March 1996, Standard Life sold its subsidiary, First International, and realized an increase in statutory capital and surplus of approximately $4,951,000 from the statutory gain on the sale and related reinsurance transactions.

     Commencing January 1, 1995, Standard Life began to reinsure a portion of its annuity business. This reinsurance agreement has allowed SMC to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. Standard Life's largest annuity reinsurer at June 30, 1997, Winterthur, is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995, approximately 70% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. Winterthur limits dividends and other transfers by Standard Life to Standard Management or affiliated companies in certain circumstances.

     Management believes that operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1997. As of June 30, 1997, Standard Life had statutory capital and surplus for regulatory purposes of $25,546,000 compared to $22,970,000 at December 31, 1996. The increase is primarily due to the capital contribution of $2,400,000 from Standard Management in the second quarter of 1997 and an increase in admitted goodwill under statutory accounting practices in connection with the acquisition of Dixie National Life. As the life insurance and annuity business produced by Standard Life and Dixie National Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by Standard Management. During 1996, Standard Management did not make any capital contributions to Standard Life, other than the SMC Common Stock associated with the Shelby merger. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $17,921,422 and $4,263,011 for the years ended December 31, 1996 and December 31, 1995, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

     International Operations. The consolidated balance sheet of SMC at June 30, 1997, includes a $2,081,000 credit representing the negative goodwill on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to SMC statements of operations.

     Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1996 and 1995 due to accumulated losses. Premier Life (Bermuda) did not pay dividends in 1996 and 1995. SMC does not anticipate any dividends from these companies in 1997.

     Due to the nature of unit-linked products issued by Standard Management International, which represent over 91% of the Standard Management International portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short-term investments and fixed maturity securities. These short-term investments and fixed maturity securities are normally bought and/or disposed of only on the advice of independent consulting actuaries who perform an annual analysis comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material mismatches are then covered by adjusting the securities in the investment portfolio as appropriate.

     Proposed Acquisition of Savers Life. The acquisition of Savers Life will cost approximately $14,200,000, plus acquisition costs, of which approximately $4,000,000 is to be borrowed in cash under the Amended Credit Agreement. The balance of the purchase price will be paid in shares of SMC Common Stock. Any Performance Premium paid will increase the purchase price and will be distributed in the form of cash and SMC Common Stock. SMC anticipates that existing working capital, unused proceeds from borrowings under the Amended Credit Agreement, and management fees and dividends payable by Savers Life will be adequate to pay the cash portion of any Performance Premium as well as to cover debt service on the additional borrowings under the Amended Credit Agreement through 1998.

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

     Foreign Currency Risk. Standard Management International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg)'s shareholders' equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge its translation risk because its shareholders' equity will remain in Luxembourg francs for the forseeable future and no significant realized foreign exchange gains or losses are anticipated.

     Uncertainties Regarding Intangible Assets. Included in SMC's financial statements as of June 30, 1997 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by SMC's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the June 30, 1997 consolidated balance sheet aggregated $44,790,000 or 7% of SMC's assets. SMC has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in SMC's consolidated financial statements. SMC has determined that the assumptions utilized in the initial valuation of these assets are consistent with the operations of SMC as of June 30, 1997.

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

     Financial Services Deregulation. The United States Congress is currently considering a number of legislative proposals intended to reduce or eliminate restrictions on affiliations among financial services organizations. Proposals are extant which would allow banks to own or affiliate with insurers and securities firms. An increased presence of banks in the life insurance and annuity businesses may increase competition in these markets. The Company cannot predict the impact of these proposals on the earnings of the Company.

     Recently Issued Accounting Standards. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is required to be adopted on December 31, 1997. At that time, SMC will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and stock warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the first six months ended June 30, 1997 and 1996 of $.01 and $.04 per share, respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

     Safe Harbor Provisions. Forward-looking statements in this Proxy Statement/Prospectus are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed immediately above and under "RISK FACTORS", among the other factors that could cause actual results to differ materially are the following: economic environment, interest rate changes generally and credited rates on new business, sales volume, product development, regulatory changes, the results of financing efforts, SMC's accounting policies, competition, the reinsurance agreement with GIAC and the acquisition of Shelby Life.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     John J. Quinn, a former officer and director of SMC, was appointed as the Indiana Commissioner of Insurance in February 1997. In connection with that appointment he resigned as an officer and director of SMC effective as of April 15, 1997. He subsequently declined such appointment. On June 19, 1997, Mr. Quinn commenced an action in the Superior Court of Marion County Indiana, against SMC claiming that his employment agreement contained a provision to the effect that, following a termination of his employment with SMC under certain circumstances, Mr. Quinn would be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC to Mr. Quinn on the date of termination, whether or not such options were then exercisable, by the highest per share fair market value of the SMC Common Stock on any day during the six-month period ending on the date of termination. Upon payment of such amount, such unexercised stock options would be deemed to have been surrendered and canceled. Mr. Quinn further claims that his employment agreement contained an additional provision that he would be entitled to receive a lump sum payment equal to two years of annual salary, following termination of employment. Mr. Quinn has asserted to SMC that he is entitled to a lump sum termination payment of $1,654,000, and liquidated damages not exceeding $3,308,000, by virtue of his voluntarily leaving SMC's employment.

     SMC disputes Mr. Quinn's claims. Outside counsel is in the process of investigating and responding to Mr. Quinn's claim. The ultimate outcome of the action can not presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements. Management believes that the conclusion of such litigation will not have a material adverse effect on SMC's consolidated financial condition.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit 10.32 Amended and Restated Note Agreement dated as of November 8,
                   1996, as amended and restated on June 30, 1997, by and between Standard Management and Great American Reserve Insurance Company in the amount of $4,371,573.

     Exhibit 10.33 Amended and Restated Senior Subordinated Convertible Note
                   dated as of November 8, 1996, as amended and restated on June 30, 1997, by and between Standard Management and Great American Reserve Insurance Company in the amount of $4,371,573.

     Exhibit 10.36 Note Agreement dated as of June 30, 1997 between Standard
                   Management, Capitol American Life Insurance Company and Transport Life Insurance Company in the Amount of $5,628,427.

     Exhibit 10.37 Senior Subordinated Convertible Note dated as of June 30,
                   1997 between Standard Management and Capitol American Life Insurance Company in the amount of $3,628,427.

     Exhibit 10.38 Senior Subordinated Convertible Note dated as of June 30,
                   1997 between Standard Management and Transport Life Insurance Company in the amount of $2,008,000.

     Exhibit 11    Statement regarding computation of per share earnings.

     Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission") for information only and not filed.

(b)  Reports on Form 8-K

     A report on Form 8-K/A dated April 10, 1997, as further amended May 20, 1997, was filed with the Commission to report under Item 7, the financial statements of Shelby Life for the two years ended December 31, 1995 and the pro forma condensed consolidated financial statements as of September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1997

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