Form 10-Q/A
period 1996-06-30
STANDARD MANAGEMENT CORP
filed 1997-08-29
CIK 853971

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


[*]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                (317) 574-6200
                              (Telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [*] No [ ]


As of July 31, 1996, the Registrant had 4,526,522 shares of Common Stock outstanding.

                        STANDARD MANAGEMENT CORPORATION
                                     INDEX



PART I.  FINANCIAL INFORMATION:
  PAGE

Item 1.  Financial Statements

      Consolidated Balance Sheets -
      June 30, 1996 (Unaudited) and December 31, 1995
     3

      Consolidated Statements of Operations -
      For the Three Months and Six Months Ended June 30, 1996 and 1995
(Unaudited)
     5

      Consolidated Statements of Shareholders' Equity
      For the Six Months Ended June 30, 1996 and 1995 (Unaudited)
     6

      Consolidated Statements of Cash Flows -
      For the Six Months Ended June 30, 1996 and 1995 (Unaudited)
     7

      Notes to Consolidated Financial Statements (Unaudited)
     8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    11

PART II.  OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders
    21

Item 6.  Exhibits and Reports on Form 8-K
    22

Signatures
    23

Exhibit 11 - Statement re: Computation of Per Share Earnings -
    24
      For the Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        STANDARD MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                                       June 30,                 December 31,
                                                                                   1996                         1995
                                                                                      (Unaudited)                 (Audited)
                             ASSETS
Investments:
  Securities available for sale:
     Fixed maturity securities, at fair value
        (amortized cost: $236,465 in 1996 and $225,584 in 1995)               $231,377                   $232,092
     Equity securities, at fair value (cost: $55 in 1996 and $52 in 1995)     64                         52
  Mortgage loans on real estate, at unpaid principal balances                 3,049                      2,963
  Policy loans, at unpaid principal balances                                  7,225                      8,509
  Real estate, at depreciated cost                                            550                        556
  Other invested assets                                                       1,014                      1,367
  Short-term investments, at cost, which approximates fair value              9,294                      35,058
        Total investments                                                     252,573                    280,597
Cash                                                                          3,876                      5,762
Amounts due and recoverable from reinsurers                                   64,714                     33,419
Deferred policy acquisition costs                                             16,225                     10,054
Present value of future profits, less accumulated amortization of
  $2,615 in 1996 and $2,803 in 1995                                           15,330                     15,246
Excess of acquisition cost over net assets acquired, less
  accumulated amortization of $259 in 1996 and $393 in 1995                   2,307                      3,175
Other assets                                                                  12,400                     8,640
Assets held in separate accounts                                              125,432                    122,705
        Total assets                                                          $492,857                   $479,598


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          JUNE 30,                December 31,
                                                                    1996                                      1995
                                                                    (UNAUDITED)                       (Audited)
LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Future policy benefits:
     Interest-sensitive annuities and other financial products $230,548                                    $212,500
     Traditional life insurance                                81,215                                       82,762
        Total future policy benefits                           311,763                                     295,262
  Policy claims and other policyholders' benefits and funds    2,438                                         2,572
                                                               314,201                                     297,834
  Accounts payable and accrued expenses                        4,613                                         4,880
  Class action litigation and settlement liability             -                                             3,000
  Obligations under capital lease                              867                                           1,084
  Notes payable                                                5,682                                         3,107
  Deferred federal income taxes                                9                                             2,583
  Excess of net assets acquired over acquisition cost, less
     accumulated amortization of $3,145 in 1996 and
     $2,451 in 1995                                            3,469                                         4,163
  Liabilities related to separate accounts                     125,432                                     122,705
        Total liabilities                                      454,273                                     439,356
Class S Cumulative Convertible Redeemable Preferred Stock,
  par value $10 per share:
     Authorized 300,000 shares; issued and outstanding 230,279
     shares, redemption value of $10 per share plus
     accumulated and unpaid dividends
                                                               2,403                                              -
Shareholders' equity:
  Preferred stock, no par value:
     Authorized 700,000 shares; none issued and outstanding    -                                                  -
  Common stock, no par value:
     Authorized 20,000,000 shares; issued 5,752,499 shares
        in 1996 and 5,459,573 shares in 1995                   40,758                                       39,808
  Treasury stock, at cost, 974,104 shares in 1996 and
     502,025 shares in 1995 (deduction)                        (4,723)                                     (2,621)
  Unrealized gain (loss) on securities available for sale      (2,013)                                       2,582
  Foreign currency translation adjustment                      937                                           1,159
  Retained earnings (deficit)                                  1,222                                         (686)
        Total shareholders' equity                             36,181                                       40,242
        Total liabilities, redeemable securities
           and shareholders' equity                            $492,857                                    $479,598

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                1996               1995              1996               1995
Revenues:
  Premium income                                              $5,630            $946              $7,129           $2,340
  Net investment income                                       4,731             4,500             9,391            9,179
  Net realized investment gains                               218               279               456              334
  Gain on disposal of subsidiaries                            -                 -                 886              -
  Policy charges                                              690               505               1,214            1,104
  Amortization of excess of net assets acquired over          347               347               694              694
acquisition cost
  Management fees and similar income from separate accounts   452               222               836              488
  Other income                                                597               111               915              149
     Total revenues                                           12,665            6,910             21,521           14,288
Benefits and expenses:
  Benefits and claims                                         6,396             950               7,223            2,761
  Interest credited on interest-sensitive annuities and other
     financial products                                       2,358             2,564             5,004            5,127
  Salaries and wages                                          1,255             1,165             2,463            2,205
  Amortization                                                712               565               1,159            921
  Other operating expenses                                    1,795             1,619             3,910            2,940
  Interest expense and financing costs                        154               36                277              53
  Class action litigation and settlement costs (credit)       -                 (314)             -                (314)
     Total benefits and expenses                              12,670            6,585             20,036           13,693
Income (loss) before federal income taxes, extraordinary gain on early
  redemption of redeemable preferred stock and preferred      (5)               325               1,485            595
  stock dividends
Federal income tax expense (credit)                           57                77                (1,118)          61
Income (loss) before extraordinary gain on early redemption
  of redeemable preferred stock and preferred stock dividends (62)              248               2,603            534
Extraordinary gain on early redemption of redeemable
preferred stock,                                              166               -                 267              -
  net of $- federal income tax
NET INCOME                                                    104               248               2,870            534
Preferred stock dividends                                     66                -                 112              -
Earnings available to common shareholders                     $38               $248              $2,758           $534
Earnings per share:
  Income before extraordinary gain on early redemption of
     redeemable preferred stock and preferred stock dividends $(.01)            $.05              $.50             $.10
  Extraordinary gain on early redemption of redeemable
     preferred stock                                          .03               -                 .05              -
   NET INCOME                                                 .02               .05               .55              .10
   Preferred stock dividends                                  .01               -                 .01              -
  Earnings available to common shareholders                   $.01              $.05              $.54             $.10
Weighted average number of shares outstanding:
   Common shares                                              4,760,656         5,276,428         4,866,850        5,281,983
  Common equivalent shares                                    126,815           83,695            612,358          41,454
                                                              4,887,471         5,360,123         5,479,208        5,323,437

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 Six Months Ended June 30,
                                                                   Amounts                                       Shares
                                                      1996              1995                         1996             1995
Common stock:
   Balance, beginning of period                     $39,808          $39,695                      5,459,573        5,457,906
      Issuance of common stock                      100              -                            20,000           -
      5% common stock dividend                      850              -                            272,926          -
   Balance, end of period                           40,758           39,695                       5,752,499        5,457,906

Treasury stock (at cost):
   Balance, beginning of period                     (2,621)          (2,221)                      (502,025)        (418,425)
      Treasury stock acquired                       (2,104)          (255)                        (426,026)        (53,900)
      5% common stock dividend                      -                -                            (46,402)         -
      Reissuance of treasury stock in connection
with                                                2                -                            349              -
         exercise of stock options
   Balance, end of period                           (4,723)          (2,476)                      (974,104)        (472,325)

Unrealized gain (loss) on securities:
   Balance, beginning of period                     2,582            (13,411)
      Change in unrealized gain (loss) on
         securities available for sale, net         (4,595)          13,280
   Balance, end of period                           (2,013)          (131)

Foreign currency translation adjustments:
   Balance, beginning of period                     1,159            546
      Translation adjustments for the period        (222)            909
   Balance, end of period                           937              1,455

Retained earnings (deficit):
   Balance, beginning of period                     (686)            (1,999)
      Net income                                    2,870            534
       5% common stock dividend, plus cash in lieu
of    fractional shares                             (850)            -
      Preferred stock dividend                      (112)            -
   Balance, end of period                           1,222            (1,465)

Total shareholders' equity and common shares        $36,181          $37,078              4,778,395        4,985,581
outstanding


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                            Six Months Ended
                                                                                JUNE 30,
                                                                           1996                    1995
OPERATING ACTIVITIES
Net income                                                                  $2,870                    $534
Adjustments to reconcile net income
   to net cash provided (used) by operating activities:
     Amortization of deferred policy acquisition costs                          575                     510
     Policy acquisition costs deferred                                      (2,506)                   (617)
     Class action litigation and settlement liability                            -                    (633)
     Deferred income taxes                                                    (244)                     435
     Depreciation and amortization                                              200                      14
     Change in future policy benefits                                           658                   1,936
     Net increase (decrease) in policy claims and
          other policyholders' benefits and funds                             (405)                   (300)
     Net realized investment gains                                            (456)                   (334)
     Decrease (increase) in accrued investment income                         (535)                      57
     Extraordinary gain on early redemption of redeemable
                      preferred stock                                         (267)                      -
     Other                                                                    1,744                   3,723
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    1,634                   5,325
FINANCING ACTIVITIES
Borrowings                                                                   2,600                    200
Repayments on borrowings and capital lease obligation                        (239)                    (721)
Premiums received on interest-sensitive annuities
     and other financial products credited to
     policyholder account balances, net of premiums ceded                    18,796                   7,017
Return of policyholder account balances on
     interest-sensitive annuities and other
     financial products, net of premiums ceded                              (9,403)                 (8,952)
Redemption of redeemable preferred stock                                      (442)                      -
Proceeds from common and treasury stock sales                                   102                      -
Purchase of common stock for treasury                                       (2,104)                   (255)
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    9,310                 (2,711)
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
     Purc  hases                                                            (107,403)               (100,591)
     Sales                                                                   77,578                 103,030
     Maturities                                                               3,562                   1,223
Short-term investments, net                                                   5,423                 (7,380)
Other investments, net                                                      (3,218)                     500
Proceeds from sale of property and equipment under
     capital lease                                                               -                    1,396
Proceeds from sale of First International Life Insurance
     Company, less cash transferred to seller of $265                        11,228                      -
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  (12,830)                 (1,822)
Net increase (decrease) in cash                                             (1,886)                     792
Cash at beginning of period                                                   5,762                   1,604
Cash at end of period                                                       $3,876                   $2,396

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

      The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries ("SMC" or "the Company") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company uses significant estimates and assumptions in calculating deferred policy acquisition costs, present value of future profits, goodwill, future policy benefits and deferred federal income taxes. Such estimates and assumption could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

      The consolidated financial statements as of and for the three months and six months ended June 30, 1996 include the assets and liabilities and results of operations of Dixie National Life Insurance Company ("Dixie National Life") which was acquired on October 2, 1995.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of SMC for the year ended December 31, 1995.

NOTE 2 - COMMON STOCK

      SMC declared a 5% stock dividend on shares of its common stock for shareholders of record on May 17, 1996 which was distributed to shareholders on June 21, 1996. All applicable number of shares and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect this stock dividend for all periods presented.

NOTE 3 - NOTES PAYABLE

      SMC has outstanding borrowings at June 30, 1996 pursuant to a Revolving Line of Credit Agreement with a bank (the "Credit Agreement") which provides for it to borrow up to $6,000 in the form of a five-year reducing revolving loan arrangement, which may be extended to seven years at the discretion of the bank. At June 30, 1996, the total principal balance borrowed under the Credit Agreement was $5,600. SMC had borrowed an additional $2,600 since December 31, 1995 to repurchase its Common Stock and Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock") and for general corporate purposes. Borrowings under this Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred Stock and Common Stock of SMC. Interest on the borrowings under the Credit Agreement is determined, at the option of SMC, to be: (I) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. The debt is also subject to certain restrictions and covenants considered ordinary for this type of borrowing. They include, among others, minimum consolidated equity, positive net income, and minimum consolidated statutory surplus for SMC's insurance subsidiaries. Additional covenants include limitations on acquisitions, additional indebtedness, investments, and mergers, consolidations and sales of assets. As of June 30, 1996, SMC was in compliance with all restrictions and covenants in the Credit Agreement.


                        STANDARD MANAGEMENT CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


NOTE 4 - REDEEMABLE PREFERRED STOCK

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

      SMC may voluntarily redeem the Class S Preferred Stock prior to February 2003 at par value plus accumulated and unpaid dividends. As of June 30, 1996, SMC has repurchased and retired 69,721 shares of Class S Preferred Stock on the open market at a cost of $442 primarily paid through borrowings under the Credit Agreement. These repurchases resulted in an extraordinary gain on early redemption of redeemable preferred stock of $166 and $267 for the three and six month periods ended June 30, 1996, respectively.

NOTE 5 - NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

      The components of the balance sheet caption "Unrealized gain (loss) on securities available for sale" in shareholders' equity are summarized as follows:

                                                                         JUNE 30,                December 31,
                                                                            1996                     1995
Fair value of securities available for sale                                      $231,441                  $232,144
Amortized cost of securities available for sale                                    236,520                   225,695
                  Gross unrealized gain (loss) on securities                       (5,079)                     6,449
available for sale
Adjustments for:
                  Deferred policy acquisition costs                                  1,860                   (2,380)
                  Present value of future profits                                      184                     (174)
                  Deferred federal income tax recoverable                            1,020                   (1,311)
(liability)
                  Minority interest                                                      2                       (2)
                                                                 Net             $(2,013)                  $2,582
unrealized gain (loss) on securities available for sale

NOTE 6 - INCOME TAXES

      The effective consolidated federal income tax expense (credit) rate for SMC and subsidiaries (the "Company") was (11)% and (75)% for the three and six months ended June 30, 1996, compared to 24% and 10% for the three and six months ended June 30, 1995. The large credit for the six months ended June 30, 1996 is primarily due to tax benefits of $1,420 related to the sale of First International Life Insurance Company ("First International") (SEE NOTE 7). Also, the effective rates in 1995 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards in 1995. The benefits of the special deduction available to small life insurance companies will no longer be available when consolidated assets exceed $500,000.

NOTE 7 - DISPOSAL OF SUBSIDIARIES

      On March 18, 1996, Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of SMC, completed the sale of a duplicate charter associated with its wholly-owned subsidiary, First International, to Guardian Insurance and Annuity Co., Inc. ("GIAC"), a subsidiary of The Guardian Life Insurance Company of America, New York, New York. Standard Life received sale proceeds of $10,393, including $1,500 for the charter and licenses associated with First International. Standard Life realized a net pretax gain of $1,042 and a tax benefit of $1,420 on this sale or $2,462 ($.45 per share) for the six months ended June 30, 1996. In addition, First International, Standard Life and GIAC have entered into a series of agreements that include provisions for Standard Life to continue to administer First International policies in force at the date of sale and for Standard Life to continue to receive the profit stream from a majority of First International's in force business at the date of sale.
                        STANDARD MANAGEMENT CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


      In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance of North America Ltd. ("Standard Reinsurance") and Salamandra Joint-Stock Insurance Company in Ukraine ("Salamandra"), and not to renew the Barbados license of Standard Reinsurance due to an insignificant amount of reinsurance premium volume. This resulted in the termination of Standard Reinsurance operations and the write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156 for the six months ended June 30, 1996.

      The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was an increase in revenues of $886 and a tax benefit of $1,420, for net income effect of approximately $2,306 or $.42 per share for the six months ended June 30, 1996.

NOTE 8 - PENDING ACQUISITION

      On July 18, 1996, Standard Life signed a definitive stock purchase agreement to acquire Shelby Life Insurance Company ("Shelby Life") from Delta Life and Annuity Company ("DLAC"), a life insurance company located in Memphis, Tennessee. Under terms of the agreement, SMC will purchase Shelby Life for approximately $14,250, plus acquisition costs, including $13,000 in cash and 250,000 shares of SMC common stock. Financing for the transaction will be provided by senior debt of $10,000 and the balance in subordinated convertible debt.

      For statutory purposes, Shelby had $104,283 in total assets and capital and surplus of $10,621 at June 30, 1996, and revenues of $7,174 and net income of $723 for the six months ended June 30, 1996.

      The Shelby Life acquisition, which is scheduled to close in the fourth quarter of 1996, is subject to certain conditions, including the final approval by all regulatory authorities. No assurances can be given that this transaction will be consummated.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

      OPERATING INCOME. The loss from operations (before net realized investment gains, gain on disposal of subsidiaries and reduction in accruals of certain legal expenses) was $(187,000) for the second quarter of 1996, or $(.04) per share, compared to a loss of $(279,000) for the second quarter of 1995, or $(.05) per share. The change resulted from international operations producing income from operations of $104,000 compared to a loss from international operations of $(374,000) for the second quarter of 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1996 and 1995, coupled with a decrease in marketing costs in 1996 when compared to the second quarter of 1995. The income (loss) from operations in the United States decreased to a loss of $(291,000) in 1996 compared to income of $95,000 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase Common and Class S Preferred Stock and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

      PREMIUM INCOME. Premium income is composed of premiums, including renewal premiums, received on ordinary life insurance policies. The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income for the second quarter of 1996 was $5,630,000, an increase of 495% or $4,686,000 from $946,000 for the second quarter of 1995. This increase is mainly attributable to recapture of premiums previously ceded of $4,234,000 due to the termination and recapture of a reinsurance agreement with National Mutual Life Insurance Company ("National Mutual"), and also to the inclusion of Dixie National Life in the results of operations for periods after October 2, 1995. Dixie National Life's premium income of $472,000 in 1996, along with an increase in Standard Life's premium income of $263,000 compared to 1995, more than offsets the decline in premiums from the cession of a portion of First International's life insurance business and the regular policy lapses, surrenders and expiries in the Company's closed blocks of business.

      Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $14,808,000 compared to $3,738,000 for the second quarter of 1996 and 1995, respectively. The increase in net premium received is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $17,511,000 for the three months ended June 30, 1996 compared to $9,501,000 for the three months ended June 30, 1995. The increase is partially due to an aggressive marketing campaign implemented by Standard Life with increased crediting interest rates effective April 15, 1996. Also contributing to the increase in premiums was the continued development of the Company's distribution system. Since the Company's operating income is primarily a function of its investment spreads, persistency of annuity in force business, mortality experience, and operating expenses, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

      The Company also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement, under which 70% of a portion of Standard Life's annuity business pursuant to the terms of the agreement produced after December 31, 1994 was ceded, to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $2,702,000 in the second quarter of 1996 compared to $5,763,000 in 1995.

      NET INVESTMENT INCOME. Net investment income increased $231,000 or 5% to $4,731,000 for the second quarter of 1996, from $4,500,000 for the comparable period of 1995. The increase resulted primarily from an increase in the average annualized yield of the Company's investment portfolio to 7.44% from 7.26% for the second quarter of 1996 and 1995, respectively.

      NET REALIZED INVESTMENT GAINS. Net realized investment gains decreased $61,000 or 22% to $218,000 from $279,000 for the second quarter of 1996 and 1995, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. No significant writedowns on investments were recorded in 1995 or 1996. The pretax net unrealized gain (loss) on the Company's securities available for sale was $(5,079,000) at June 30, 1996 compared to $6,449,000 at December 31, 1995, reflecting the general rise in interest rates during the quarter which generally caused the fair value of fixed maturity securities to decrease. In the absence of decreases in interest rates the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

      POLICY CHARGES. Policy charges, which represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $185,000 or 37% to $690,000 for the second quarter of 1996 compared to $505,000 for the second quarter of 1995. The increase in policy charges resulted from an increase in policy surrender charges on flexible premium deferred annuities ("FPDAs") and the inclusion of Dixie National Life in operating results for periods after October 2, 1995, which offset the absence of policy charges from the Company's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1996.

      AMORTIZATION OF EXCESS OF NET ASSETS ACQUIRED OVER ACQUISITION COST. Amortization of excess of net assets acquired over acquisition cost ("negative goodwill") is recorded to amortize into earnings the negative goodwill recorded in connection with the acquisition of Standard Management International in 1993. The negative goodwill is being amortized on a straight-line basis over five years. Amortization of negative goodwill was $347,000 for each of the second quarters of 1996 and 1995.

      MANAGEMENT FEES AND SIMILAR INCOME FROM SEPARATE ACCOUNTS. Management fees and similar income is recorded from investment management fee income recorded by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $230,000 or 104% to $452,000 for the second quarter of 1996 from $222,000 for the second quarter of 1995. This increase is due primarily to an increase in the value of assets held in separate accounts from $94,301,000 at December 31, 1994 to $125,432,000 at June 30, 1996 and to higher service fees being levied on certain transactions. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

      OTHER INCOME. Other income primarily includes administration fee income, reserve adjustments and experience rating refunds in connection with the agreements with GIAC and override commissions received from unaffiliated companies by Standard Marketing Corporation ("Standard Marketing"), a wholly-owned subsidiary which is a wholesale distributor of life insurance and annuity products. Other income increased $486,000 or 438% to $597,000 for the second quarter of 1996 compared to $111,000 for the comparable 1995 period. The increase resulted primarily from the administration agreements with GIAC in 1996 and increased commissions received by Standard Marketing from the sale of unaffiliated products.

      BENEFITS AND CLAIMS. Benefits and claims include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims increased $5,446,000 or 573% to $6,396,000 for the second quarter of 1996 from $950,000 for the second quarter of 1995. The increase in benefits and claims resulted primarily from an increase in reserves of $4,234,000 related to the termination and recapture of a reinsurance agreement with National Mutual and the inclusion of Dixie National Life's benefits and claims in the results of operations in 1996. The significant increase is also due to higher life insurance benefit claims of $225,000 due to adverse claims experience. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.


      INTEREST CREDITED ON INTEREST-SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest sensitive annuities and other financial products was $2,358,000 for the second quarter of 1996, a decrease of $206,000 or 8% from $2,564,000 for the comparable prior year period. The decrease resulted primarily from the Company's continued ability to enhance investment spreads due to its decrease of credited interest rates on annuities and other financial products as well as a reclassification to benefits and claims in the second quarter of 1996. This more than offsets the growth in account values inforce for FPDAs. At June 30, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.26% compared to 5.45% at June 30, 1995. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates.

      SALARIES AND WAGES. Salaries and wages were $1,255,000 for the second quarter of 1996, an increase of $90,000 or 8% from $1,165,000 for the comparable prior year period. This fluctuation was caused primarily by an increase in the number and average wages of employees in the United States. These increases offset savings from the gradual decreases in staff in international operations.

      AMORTIZATION.   Amortization  expense  primarily   includes   charges  to
operations for the amortization of deferred policy acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $147,000 or 26% to $712,000 for the second quarter of 1996 from $565,000 for the second quarter of 1995. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge, increased surrenders and their corresponding impact on the amortization of deferred acquisition costs and from the amortization of present value of future profits for the acquisition of Dixie National Life. These items more than offset reduced amortization of excess of cost over net assets acquired and present value of future profits due to the sale of First International.

      OTHER OPERATING EXPENSES. Other operating expenses increased $176,000 or 11% to $1,795,000 for the second quarter of 1996 from $1,619,000 for the second quarter of 1995. The increase in other operating expenses resulted primarily from the expenses of Dixie National Life included in the results for the second quarter of 1996, professional fees incurred and losses on currency exchange related to revaluation differences by Standard Management International and increased marketing efforts by Standard Marketing.

      INTEREST EXPENSE AND FINANCING COSTS. Interest expense and financing costs increased $118,000 or 328% to $154,000 in 1996 from $36,000 in 1995. The increase in interest expense and financing costs during 1996 resulted from the borrowings on the Credit Agreement related to the repurchase of Common and Class S Preferred Stock. The borrowings under the Credit Agreement occurred after June 30, 1995.

      FEDERAL INCOME TAXES. Federal income tax expense was $57,000 for the second quarter of 1996, compared to $77,000 for the second quarter of 1995. The effective rates in 1995 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards in 1995. The benefits of the special deduction available to small life insurance companies will no longer be available when consolidated assets exceed $500,000,000.

      CLASS ACTION LITIGATION AND SETTLEMENT COSTS. Class action litigation and settlement costs were recorded to reflect the estimated costs of litigation and settlement of the shareholder class action lawsuit, based on the terms of the settlement agreement and assumptions as to the future estimated legal and other costs to settle the lawsuit, which was settled in March 1995, and to register the Class S Preferred Stock which was distributed to the class participants in February 1996. There were no class action litigation and settlement expenses in the quarters ended June 30, 1996 and 1995. However, with the signing of the Settlement Agreement with the 22 persons who previously excluded themselves from the class and the reevaluation of the future estimated legal and other costs to settle the lawsuit, SMC recorded a reduction of $314,000 in the second quarter of 1995 in the estimated future costs to settle the lawsuit and register the Class S Preferred Stock.

      EXTRAORDINARY GAIN ON EARLY REDEMPTION OF REDEEMABLE PREFERRED STOCK. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount the Company is able to repurchase the Class S Preferred Stock below its book value plus accumulated and unpaid dividends. The Company will continue to repurchase these shares as long as holders of the Class S Preferred Stock are willing to sell at a substantial discount to book value. The extraordinary gain was $166,000 for the three months ended June 30, 1996 compared to no gain for the prior comparable period.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

      OPERATING INCOME (LOSS). The income (loss) from operations (before net realized investment gains, gain on disposal of subsidiaries and reduction in accruals of certain legal expenses) was $27,000 in 1996, compared to $(29,000) for 1995. The change resulted from international operations producing income from operations of $335,000 compared to a loss of $(323,000) for the second quarter of 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1995 and 1996, and increased value of assets under management, coupled with a decrease in marketing costs in 1996 when compared to the second quarter of 1995. The income (loss) from operations in the United States decreased to a loss of $(308,000) in 1996 compared to income of $294,000 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase Common and Class S Preferred Stock and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

      PREMIUM INCOME. GAAP premium income for the six months ended June 30, 1996 was $7,129,000, an increase of 205% or $4,789,000 from $2,340,000 for the six months ended June 30, 1995. This increase is mainly attributable to recapture of premiums ceded of $4,234,000 due to the termination and recapture of the reinsurance agreement with National Mutual and the inclusion of Dixie National Life in the results of operations for periods after October 2, 1995. Dixie National Life's premium income of $878,000 for the six months ended June 30, 1996, along with an increase in Standard Life's premium income of $297,000 compared to 1995, more than offsets the decline in premiums from the cession of a portion of First International's life insurance business and the regular policy lapses, surrenders and expiries in the Company's closed blocks of business.

      Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $18,796,000 compared to $7,017,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $23,799,000 for the six months ended June 30, 1996 compared to $18,232,000 for the six months ended June 30, 1995. The increase is partially due to an aggressive marketing campaign implemented by Standard Life with increased crediting interest rates effective April 15, 1996. Also contributing to the increase in premiums was the continued development of the Company's distribution system.

      As previously mentioned, the Company also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement from 70% to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $5,003,000 in the six months ended June 30, 1996 compared to $11,215,000 in 1995.

      NET INVESTMENT INCOME. Net investment income increased $212,000 or 2% to $9,391,000 for the six months ended June 30, 1996 from $9,179,000 for the comparable period of 1995. The increase primarily resulted from an increase in total invested assets of approximately 5% from 1995 to 1996, offset by a decline in average yield to 7.19% from 7.42% for the six months ended June 30, 1996 and 1995, respectively. The continued growth in the Company's total invested assets reflects increased sales of FPDAs and the inclusion of Dixie National Life in the results of operations effective October 2, 1995.

      NET REALIZED INVESTMENT GAINS. Net realized investment gains increased $122,000 or 37% to $456,000 from $334,000 for the six months ended June 30, 1996 and 1995, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio.

      GAIN ON DISPOSAL OF SUBSIDIARIES. On March 18, 1996, the Company completed the sale of a duplicate charter associated with First International to GIAC. The Company received sale proceeds of $10,393,000, including $1,500,000 for the charter and licenses associated with First International. In addition, First International, Standard Life and GIAC have entered into a series of agreements that include provisions for Standard Life to retain the economic interest in certain First International policies and administer First International policies in force at the date of such sale.

      In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance and Salamandra, and not to renew the Barbados license of Standard Reinsurance. This resulted in a first quarter 1996 write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156,000.

      The  combined   effect   of  the  pre-tax  gain  on  the  sale  of  First
International and related contracts, and the Standard Reinsurance write-offs, was $886,000 pre-tax in the first quarter of 1996.

      POLICY CHARGES. Policy charges increased $110,000 or 10% to $1,214,000 for the six months ended June 30, 1996 compared to $1,104,000 for the six months ended June 30, 1995. The increase in policy charges resulted from an increase in policy surrender charges on FPDAs and the inclusion of Dixie National Life in operating results for periods after October 2, 1995 which offset the absence of policy charges from the Company's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1996.

      MANAGEMENT FEES AND SIMILAR INCOME FROM SEPARATE ACCOUNTS. Management fees and similar income from separate accounts increased $348,000 or 71% to $836,000 for the six months ended June 30, 1996 from $488,000 for the six months ended June 30, 1995. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

      OTHER INCOME. Other income increased $766,000 or 514% to $915,000 for the six months ended June 30, 1996 compared to $149,000 for the comparable 1995 period. The increase resulted primarily from the administration fee income, reserve adjustments and experience rating refunds in connection with the agreements with GIAC and increased commissions received by Standard Marketing from the sale of unaffiliated products.

      BENEFITS AND CLAIMS. Benefits and claims increased $4,462,000 or 162% to $7,223,000 for the six months ended June 30, 1996 from $2,761,000 for the six months ended June 30, 1995. The increase resulted primarily from an increase in reserves of $4,234,000 related to the termination and recapture of a reinsurance agreement with National Mutual and the inclusion of Dixie National Life's benefits and claims in the results of operations in 1996. The significant increase is also due to higher life insurance benefit claims of $1,006 due to adverse claims experience. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

      INTEREST CREDITED ON INTEREST SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest sensitive annuities and other financial products was $5,004,000 for the six months ended June 30, 1996, a decrease of 2% from $5,127,000 for the comparable prior year period. The decrease resulted primarily from the Company's continued ability to enhance investment spreads due to its decrease of credited interest rates on annuities and other financial products. This more than offsets the increases in the growth in policy reserves for FPDAs. At June 30, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.26% compared to 5.45% at June 30, 1995.

      SALARIES AND WAGES. Salaries and wages were $2,463,000 for the six months ended June 30, 1996, an increase of $258,000 or 12% from $2,205,000 for the comparable prior year period. This fluctuation was caused primarily by an increase in the number and average wages of employees in the United States and an increase in incentive compensation expense for the six months ended June 30, 1996 based on operating income for the six months ended June 30, 1996. These increases offset savings from the gradual decreases in staff in international operations.

      AMORTIZATION. Amortization expense increased $238,000 or 26% to $1,159,000 for the six months ended June 30, 1996 from $921,000 for the six months ended June 30, 1995. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge, increased surrenders and their corresponding impact on the amortization of deferred acquisition costs, and from the amortization of present value of future profits for the acquisition of Dixie National Life. These items more than offset reduced amortization of excess of cost over net assets acquired and present value of future profits due to the sale of First International.

      OTHER OPERATING EXPENSES. Other operating expenses increased $970,000 or 33% to $3,910,000 for the six months ended June 30, 1996 from $2,940,000 for the six months ended June 30, 1995. The increase in other operating expenses resulted primarily from the expenses of Dixie National Life included in the results for the six months ended June 30, 1996 and the increased expenses related to potential acquisitions.

      INTEREST EXPENSE AND FINANCING COSTS. Interest expense and financing costs increased $224,000 or 423% to $277,000 for the six months ended June 30, 1996 from $53,000 for the six months ended June 30, 1995. The increase in interest expense and financing costs during 1996 resulted primarily from the borrowings on the Credit Agreement. The borrowings under the Credit Agreement occurred after June 30, 1995.

      CLASS ACTION LITIGATION AND SETTLEMENT COSTS. Class action litigation and settlement costs were recorded to reflect the estimated costs of litigation and settlement of the shareholder class action lawsuit, based on the terms of the settlement agreement and assumptions as to the future estimated legal and other costs to settle the lawsuit, which was settled in March 1995, and to register the Class S Preferred Stock which was distributed to the class participants in February 1996. There were no class action litigation and settlement expenses in the six months ended June 30, 1996 and 1995. However, with the signing of the Settlement Agreement with the 22 persons who previously excluded themselves from the class and the reevaluation of the future estimated legal and other costs to settle the lawsuit, SMC recorded a reduction of $314,000 in the second quarter of 1995 in the estimated future costs to settle the lawsuit and register the Class S Preferred Stock.

      FEDERAL INCOME TAXES. Federal income tax expense (credit) was $(1,118,000) for the six months ended June 30, 1996, compared to $61,000 for the six months ended June 30, 1995. The large credit in 1996 is primarily due to tax benefits of $1,420,000 related to the sale of First International. Also, the effective rates in 1995 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards in 1995. The benefits of the special deduction available to small life insurance companies will no longer be available when consolidated assets exceed $500,000,000.

      EXTRAORDINARY GAIN ON EARLY REDEMPTION OF REDEEMABLE PREFERRED STOCK. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount the Company is able to repurchase the Class S Preferred Stock below its book value plus accumulated and unpaid dividends. The Company will continue to repurchase these shares as long as holders of the Class S Preferred Stock are willing to sell at a substantial discount to book value. The extraordinary gain was $267,000 for the six months ended June 30, 1996 compared to no gain for the prior comparable period.


LIQUIDITY AND CAPITAL RESOURCES

      SMC is an insurance holding company. The liquidity requirements of SMC are met primarily from management fees, equipment rental income and payments for other charges and dividends received from SMC's subsidiaries as well as SMC working capital. These are SMC's primary source of funds to pay operating expenses and meet debt service obligations. The payment of dividends and management and other fees by Standard Life to SMC is subject to restrictions under the insurance laws of Indiana, Standard Life's jurisdiction of domicile. These internal sources of liquidity have been supplemented in the past by external sources such as lines of credit and revolving credit agreements and long-term debt and equity financing in the capital markets.

      The  Company reported on a consolidated  GAAP  basis  net  cash  provided
(used) by operations of $1,634,000 and $5,325,000 for the six months ended June 30, 1996 and 1995, respectively. Although deposits received on the Company's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by the Company. Cash provided (used) by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $11,027,000 and $3,391,000 for the six months ended June 30, 1996 and 1995, respectively. Cash generated on a consolidated basis is available to SMC only to the extent that it is generated at SMC level or is available to SMC through dividends, interest, management fees or other payments from subsidiaries.

      In April 1993, SMC instituted a program to repurchase its Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. The Company has repurchased 974,453 shares of its Common Stock for $4,725,000 as of June 30, 1996. The repurchases in 1996 have been paid through additional borrowings under the Credit Agreement. At June 30, 1996, the Company is authorized to purchase an additional 525,896 shares under this program.

      In February 1996, SMC instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated transactions. As of July 31, 1996, SMC has repurchased and retired 142,646 shares of its Class S Preferred Stock for $954,000.

      On May 1, 1996, the Board of Directors declared a stock dividend of 5% on shares of its common stock for shareholders of record on May 17, 1996. The stock dividend was distributed on June 21, 1996, with shareholders receiving shares of common stock equivalent to 5% of common shares owned as of May 17, 1996 and cash equivalent for fractional shares. The number of shares issued pursuant to this action was 272,926, plus cash in lieu of fractional shares.

      At July 31, 1996, SMC had "parent company only" cash and short-term investments of $1,167,000. These funds are available to the Company for general corporate purposes including repayment of debt outstanding and additional capital infusions into Standard Life. SMC's "parent company only" operating expenses (not including class action litigation and settlement costs and interest expense) were $1,604,000 and $1,372,000 for the six months ended June 30, 1996 and 1995, respectively.

      Pursuant to the management services agreement with SMC, Standard Life paid SMC a monthly fee of $150,000 during 1996 and 1995 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. The agreement was approved by the Indiana Department of Insurance with the stipulation that Dixie National Life would pay an annual fee of at least $1,500,000 to Standard Life during 1996. A management service agreement between Standard Life and Dixie National Life, which currently provides for a management fee of $154,000 per month to be paid by Dixie National Life to Standard Life, was approved by the Mississippi Department of Insurance. Both of these agreements provide that they may be modified or terminated by the department of insurance in the event of financial hardship of Standard Life or Dixie National Life.

      Pursuant to the management services agreement with SMC, Premier Life (Luxembourg) paid SMC a management fee of $25,000 per quarter during 1996 and 1995 for certain management and administrative services. The agreement provides that it may be modified or terminated by either SMC or Premier Life (Luxembourg).

      At  April  1,  1995,  SMC  sold  its   property   and   equipment   to  a
leasing/financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby SMC pays a monthly rental amount of $45,000. SMC charges a monthly equipment rental fee to its subsidiaries of $64,000.

      The Credit Agreement provides for SMC to borrow up to $6,000,000 in the form of a five-year reducing revolving loan arrangement, which may be extended to seven years at the discretion of the bank. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the Credit Agreement, SMC issued warrants to the bank to purchase 30,000 shares of SMC Common Stock. Borrowings under this Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and Common Stock of SMC. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowings under the Credit Agreement is determined, at the option of SMC, to be: (I) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Given the Company's current level of borrowings, no principal repayments will be required until November 1997. With the bank's consent, principal payments may be deferred until November 1998 or 1999. Indebtedness incurred under the Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for the Company and certain investment and indebtedness limitations. As of June 30, 1996, the Company was in compliance with all restrictions and covenants in the Credit Agreement. At July 31, 1996, SMC had borrowed $5,600,000 under this Credit Agreement at interest rates ranging from 8.3125% to 8.7969%.

      Assuming the continuation of current debt level ($5,600,000) and the current interest rates (weighted average rate of 8.625%) annual debt service in 1996 would be approximately $460,000 in interest expense on the Credit Agreement. In addition, SMC will also pay $539,000 in rental payments relating to a capital lease obligation in 1996.

      Dividends from Standard Life to SMC are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Indiana Commissioner of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (I) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. For the year ended December 31, 1995, Standard Life reported statutory net gain from operations of $124,000 and statutory surplus of $10,186,000. During 1996, Standard Life can pay dividends of $1,019,000 without regulatory approval; Standard Life must notify the Indiana regulatory authorities of their intent to pay dividends at least thirty days prior to payment. Regulatory approval will be required for additional dividend payments in excess of this amount by Standard Life during 1996. On June 20, 1996, Standard Life paid an ordinary dividend on $1,000,000 to SMC which was not disapproved by the Indiana Department of Insurance.

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

      In July 1996, SMC announced that Standard Life signed an agreement to purchase Shelby from DLAC for approximately $14,250,000, plus acquisition costs, including $13,000,000 in cash and 250,000 shares of SMC Common Stock. Financing for the transaction will be provided by senior debt of $10,000,000 and the balance in subordinated convertible debt. The Company anticipates its current Credit Agreement will be combined with the new senior debt in a new credit agreement, the terms of which are currently being negotiated.

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

      Commencing January 1, 1995, Standard Life began to reinsure a portion of its annuity business. This reinsurance agreement has allowed SMC to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. Standard Life's largest annuity reinsurer at June 30, 1996, Winterthur Life Re Insurance Company ("Winterthur"), is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies in certain circumstances.
      State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of the Company's insurance subsidiaries has a Ratio that is at least 300% of the minimum RBC requirements; accordingly, the subsidiaries meet the RBC requirements.

      Management believes that operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1996. As of June 30, 1996, Standard Life had statutory capital and surplus for regulatory purposes of $15,638,000 compared to $12,877,000 at December 31, 1995. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by the Company. During 1996, SMC has not made any capital contributions to Standard Life. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $19,139,000 and $4,263,000 for the six months ended June 30, 1996 and year ended December 31, 1995, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

      INTERNATIONAL OPERATIONS. The balance sheet of the Company at June 30, 1996, includes a $3,469,000 credit representing the excess of net assets acquired over acquisition cost which will be amortized into future earnings on the purchase of Standard Management International. This amortization is a non-cash credit to the Company statement of operations.

      Standard Management International may pay dividends from accumulated earnings without regulatory approval. Premier Life (Bermuda) did not pay dividends in 1995 and 1994. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1995 and 1994 due to accumulated losses.

      Due to the nature of unit-linked products issued by Standard Management International, which represent over 95% of the Standard Management International portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent fixed maturity securities. These fixed maturity securities are normally only bought and/or disposed of on the advice of independent consulting actuaries who perform an annual exercise comparing anticipated cash flows on the insurance portfolio with the cashflows from the fixed maturity securities. Any resulting material mis-matches are then covered by buying and/or selling the securities as appropriate.

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


      FOREIGN CURRENCY RISK. Standard Management International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg)'s shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge it's translation risk, but this is currently being reviewed to protect SMC against currency fluctuations. At June 30, 1996, there is an unrealized gain from foreign currency translation adjustment of $937,000.

      UNCERTAINTIES REGARDING INTANGIBLE ASSETS. Included in the Company's financial statements as of June 30, 1996 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by the Company's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the June 30, 1996 consolidated balance sheet aggregated $34,029,000, or 7% of its assets. The Company has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in the Company's consolidated financial statements. The Company has determined that the assumptions utilized in the initial valuation of these assets are consistent with the current operations of the Company as of June 30, 1996. In February 1996, the Company decided to terminate the operations of Standard Reinsurance, which resulted in the write-off of SMC's investment in Standard Reinsurance and certain intangible assets in the second quarter of 1996 amounting to $156,000.

      REGULATORY ENVIRONMENT. Currently, prescribed or permitted statutory accounting principles (SAP) may vary between states and between companies. The NAIC is in the process of codifying SAP to promote standardization of methods utilized throughout the industry. Completion of this project might result in changes in statutory accounting practices for the Company; however, it is not expected that such changes would materially impact the Company's statutory capital requirements.

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

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Stockholders held on June 18, 1996, the following individuals were elected to the Board of Directors:

                                      SHARES FOR           SHARES WITHHELD
Robert A. Borns                       3,356,947            362,340
Raymond J. Ohlson                     3,270,603            448,684
Ramesh H. Bhat                        3,092,264            627,023

The  following  proposals  were  approved  at  the Company's Annual Meeting  of
Stockholders:

                                SHARES FOR   SHARES AGAINST  SHARES ABSTAINING

Ratify the appointment of Ernst
and Young LLP as principal
independent auditors for the
year ending December 31, 1996.  3,326,403       372,359             20,525

A total of 3,719,287 shares were present in person or by proxy at the Annual Meeting of Stockholders.

ITEM  6.                                             EXHIBITS  AND  REPORTS  ON
FORM 8-K.

 (a) EXHIBITS
     EXHIBIT 11      Statement regarding computation of per share earnings.

     EXHIBIT 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission for information only and not filed.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 29, 1997

                                                STANDARD MANAGEMENT CORPORATION
                                            (Registrant)




                                        By:
                                            /s/ RONALD D. HUNTER
                                            Ronald D. Hunter
                                            Chairman  of  the  Board, President
                                            and
                                            Chief Executive Officer



                                        By:
                                            /s/ GERALD R. HOCHGESANG
                                            Gerald R. Hochgesang
                                            Senior Vice President
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
NUMBER                                      DESCRIPTION OF DOCUMENT
11                      Statement regarding computation of per share earnings.
27                      Financial Data Schedule

                                                                     EXHIBIT 11

                        STANDARD MANAGEMENT CORPORATION

             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   Three Months Ended                    Six Months Ended
                                                                         JUNE 30,                            JUNE 30,
                                                                        1996        1995{ (1)}               1996       1995{ (1)}
PRIMARY
Weighted average common shares outstanding                         4,534,080          5,276,428         4,640,688         5,281,983
5% common stock dividend                                             226,576                 -            225,377                -
Common equivalent shares related to:
   Stock warrants at average market price                            109,282             77,812            80,275            38,769
   Stock options at average market price                              17,533              5,883            10,058             2,685
   Net issuable shares for modified treasury stock method
      (after assumed buyback of 20% of outstanding stock
      options and warrants)                                                -                 -            522,810                -
WEIGHTED AVERAGE PRIMARY SHARES OUTSTANDING                        4,887,471          5,360,123         5,479,208         5,323,437
Income before extraordinary gain on early redemption of
   redeemable preferred stock and preferred stock
   dividend as reported                                                $(62)              $248            $2,603              $534
Reduction in interest expense and increase in short-term
   investment income for modified treasury stock method                   -                  -                131                -
                                                                        (62)                248             2,734               534
Extraordinary gain on early redemption of redeemable
   preferred stock                                                       166                 -                267                -
Net income (as adjusted)                                                 104                248             3,001               534
Preferred stock dividends as reported                                   (66)                 -              (112)                -
Preferred stock dividends reduction for modified stock                    -                  -                 46                -
method
Earnings available to common shareholders (as adjusted)                 $38               $248            $2,935              $534
Earnings Per Share:
    Income before extraordinary gain on early redemption
of
      redeemable preferred stock and preferred stock                  $(.01)               $.05              $.50              $.10
      dividends
   Extraordinary gain on early redemption of redeemable
      preferred stock                                                    .03                  -               .05                 -
    NET INCOME                                                           .02                .05               .55               .10
    Preferred stock dividend                                           (.01)                  -             (.01)                 -
Earnings available to common shareholders                               $.01               $.05              $.54              $.10

(1)Share amounts have been retroactively adjusted for the effect of the 5% stock dividend distributed on June 21, 1996, to shareholders of record on May 17, 1996.