Form 10-Q/A
period 1996-06-30
STANDARD MANAGEMENT CORP
filed 1997-08-29
CIK 853971

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

PART II.  OTHER INFORMATION:

Item 5.  Other Information
    22

Item 6.  Exhibits and Reports on Form 8-K
    23

Signatures
    24

Exhibit 11 - Statement re: Computation of Per Share Earnings -
    25
 For the Three Months and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        STANDARD MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                                    September 30,               December 31,
                                                                                    1996                        1995
                                                                                     (Unaudited)                  (Audited)
                            ASSETS
Investments:
  Securities available for sale:
     Fixed maturity securities, at fair value
        (amortized cost: $246,640 in 1996 and $225,643 in 1995)             $241,713                     $232,092
     Equity securities, at fair value (cost: $55 in 1996 and $52 in 1995)   77                           52
  Mortgage loans on real estate, at unpaid principal balances               3,016                        2,963
  Policy loans, at unpaid principal balances                                7,498                        8,509
  Real estate, at depreciated cost                                          547                          556
  Other invested assets                                                     957                          1,367
  Short-term investments, at cost, which approximates fair value            12,070                       35,058
        Total investments                                                   265,878                      280,597
Cash                                                                        4,411                        5,762
Amounts due and recoverable from reinsurers                                 65,047                       33,419
Deferred policy acquisition costs                                           17,977                       10,054
Present value of future profits, less accumulated amortization of
  $3,063 in 1996 and $2,803 in 1995                                         15,027                       15,246
Excess of acquisition cost over net assets acquired, less
  accumulated amortization of $286 in 1996 and $393 in 1995                 2,279                        3,175
Deferred federal income taxes                                               194                          -
Other assets                                                                8,681                        8,640
Assets held in separate accounts                                            126,987                      122,705
        Total assets                                                        $506,481                                      $479,598


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             September 30,                           December 31,
                                                                     1996                                    1995
                                                                   (UNAUDITED)                       (Audited)
LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Future policy benefits:
     Interest-sensitive annuities and other financial        $244,240                                     $212,500
     products
     Traditional life insurance                              79,623                                        82,762
        Total future policy benefits                         323,863                                      295,262
  Policy claims and other policyholders' benefits and funds  2,582                                          2,572
                                                             326,445                                      297,834
  Accounts payable and accrued expenses                      4,826                                          4,880
  Class action litigation and settlement liability           -                                              3,000
  Obligations under capital lease                            753                                            1,084
  Notes payable                                              5,671                                          3,107
  Deferred federal income taxes                              -                                              2,583
  Excess of net assets acquired over acquisition cost, less
     accumulated amortization of $3,492 in 1996 and
     $2,451 in 1995                                          3,122                                          4,163
  Liabilities related to separate accounts                   126,987                                      122,705
        Total liabilities                                    467,804                                      439,356
Class S Cumulative Convertible Redeemable Preferred Stock,
  par value $10 per share:
     Authorized 300,000 shares; issued and outstanding
     160,789 shares, redemption value of $10 per share plus
     accumulated and unpaid dividends
                                                             1,722                                               -
Shareholders' equity:
  Preferred stock, no par value:
     Authorized 700,000 shares; none issued and outstanding  -                                                   -
  Common stock, no par value:
     Authorized 20,000,000 shares; issued 5,752,499 shares
        in 1996 and 5,459,573 shares in 1995                 40,997                                        39,808
  Treasury stock, at cost, 978,229 shares in 1996 and
     502,025 shares in 1995 (deduction)                      (4,741)                                      (2,621)
  Unrealized gain (loss) on securities available for sale    (1,892)                                        2,582
  Foreign currency translation adjustment                    717                                            1,159
  Retained earnings (deficit)                                1,874                                          (686)
        Total shareholders' equity                           36,955                                        40,242
        Total liabilities, redeemable securities
           and shareholders' equity                          $506,481                                    $479,598

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                      September 30,
                                                                   1996              1995              1996             1995
Revenues:
  Premium income                                              $     1,289       $     1,203       $     8,418      $     3,543
  Net investment income                                       4,979             4,497             14,371           13,677
  Net realized investment gains                               222               172               677              505
  Gain on disposal of subsidiaries                            -                 -                 886              -
  Policy charges                                              617               541               1,832            1,645
  Amortization of excess of net assets acquired over          347               347               1,041            1,041
acquisition cost
  Management fees and similar income from separate accounts   257               236               1,093            724
  Other income                                                258               108               1,172            257
     Total revenues                                           7,969             7,104             29,490           21,392
Benefits and expenses:
  Benefits and claims                                         1,434             1,362             8,657            4,123
  Interest credited on interest-sensitive annuities and other
     financial products                                       2,641             2,198             7,645            7,325
  Salaries and wages                                          1,215             1,117             3,678            3,322
  Amortization                                                564               430               1,723            1,351
  Other operating expenses                                    1,263             1,533             5,173            4,473
  Interest expense and financing costs                        153               24                430              77
  Class action litigation and settlement costs (credit)       -                 -                 -                (314)
     Total benefits and expenses                              7,270             6,664             27,306           20,357
Income before federal income taxes, extraordinary gain on
early                                                         699               440               2,184            1,035
  redemption of preferred stock and redeemable preferred
stock dividends
Federal income tax expense (credit)                           228               (5)               (890)            56
Income before extraordinary gain on early redemption
  of preferred stock and redeemable preferred stock dividends 471               445               3,074            979
Extraordinary gain on early redemption of redeemable
preferred stock,                                              233               -                 500              -
  net of $- federal income tax
NET INCOME                                                    704               445               3,574            979
Preferred stock dividends                                     51                -                 163              -
Earnings available to common shareholders                     $653              $445              $3,411           $979
Earnings per share:
  Income before extraordinary gain on early redemption of
     redeemable preferred stock and preferred stock dividends $ .10             $.08              $.61             $.18
  Extraordinary gain on early redemption of redeemable        .04               -                 .09              -
  preferred stock
   NET INCOME                                                 .14               .08               .70              .18
   Preferred stock dividends                                  .01                 -               .02                -
  Earnings available to common shareholders                   $.13              $.08              $.68             $.18
Weighted average number of shares outstanding:
   Common shares                                              4,774,840         5,209,439         4,835,657        5,257,535
  Common equivalent shares                                    165,242           166,956           463,842          90,671
                                                              4,940,082         5,376,395         5,299,499        5,348,206

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                            Nine Months Ended September 30,
                                                                 Amounts                                       Shares
                                                       1996             1995                         1996             1995
Common stock:
   Balance, beginning of period                     $39,808          $39,695                      5,459,573        5,457,906
      Issuance of common stock                      100              -                            20,000           -
      5% common stock dividend                      850              -                            272,926          -
      Issuance of common stock warrants             239              -                            -                -
      Issuance of common stock in connection with
      exercise                                      -                6                            -                1,667
         of stock options
   Balance, end of period                           40,997           39,701                       5,752,499        5,459,573

Treasury stock (at cost):
   Balance, beginning of period                     (2,621)          (2,221)                      (502,025)        (418,425)
      Treasury stock acquired                       (2,126)          (395)                        (431,026)        (82,600)
      5% common stock dividend                      -                -                            (46,402)         -
      Reissuance of treasury stock in connection
with                                                6                -                            1,224            -
         exercise of stock options
   Balance, end of period                           (4,741)          (2,616)                      (978,229)        (501,025)

Unrealized gain (loss) on securities:
   Balance, beginning of period                     2,582            (13,411)
      Change in unrealized gain (loss) on
         securities available for sale, net         (4,474)          13,692
   Balance, end of period                           (1,892)          281

Foreign currency translation adjustments:
   Balance, beginning of period                     1,159            546
      Translation adjustments for the period        (442)            804
   Balance, end of period                           717              1,350

Retained earnings (deficit):
   Balance, beginning of period                     (686)            (1,999)
      Net income                                    3,574            979
       5% common stock dividend, plus cash in lieu
of                                                  (850)            -
         fractional shares
      Loss on reissuance of treasury stock          (1)              -
      Other                                         -                (4)
      Preferred stock dividend                      (163)            -
   Balance, end of period                           1,874            (1,024)

Total shareholders' equity and common shares        $36,955          $37,692              4,774,270        4,956,881
outstanding


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, Dollars in Thousands)

                                                                            Nine Months Ended
                                                                               SEPTEMBER 30,
                                                                           1996                    1995
OPERATING ACTIVITIES
Net income                                                                  $3,574                    $979
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Amortization of deferred policy acquisition costs                          837                     814
     Policy acquisition costs deferred                                      (4,519)                 (1,102)
     Class action litigation and settlement liability                            -                    (637)
     Deferred income taxes                                                    (471)                     419
     Depreciation and amortization                                              308                    (79)
     Change in future policy benefits                                         5,995                   2,679
     Net increase (decrease) in policy claims and
          other policyholders' benefits and funds                             (228)                   (215)
     Net realized investment gains                                            (677)                   (505)
     Decrease (increase) in accrued investment income                         (244)                     641
     Extraordinary gain on early redemption of redeemable
                     preferred stock                                          (500)                      -
     Other                                                                  (1,318)                   3,350
          NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,757                   6,344
FINANCING ACTIVITIES
Issuance of Common Stock                                                         -                        6
Borrowings                                                                   2,600 200
Repayments on borrowings and capital lease obligation                        (364)                   (988)
Premiums received on interest-sensitive annuities
     and other financial products credited to
     policyholder account balances, net of premiums ceded                    32,153                  10,680
Return of policyholder account balances on
     interest-sensitive annuities and other
     financial products, net of premiums ceded                             (12,993)                (13,400)
Redemption of redeemable preferred stock                                      (941)                      -
Proceeds from common and treasury stock sales                                   106                      -
Purchase of common stock for treasury                                       (2,126)                   (395)
          NET CASH USED BY FINANCING ACTIVITIES                              18,435                 (3,897)
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
     Purchases                                                            (136,972)               (143,025)
     Sales                                                                   94,247                 139,856
     Maturities                                                               6,381                   2,028
Short-term investments, net                                                   2,647                 (1,931)
Other investments, net                                                         (68)                   (186)
Proceeds from sale of property and equipment under
     capital lease                                                               -                    1,396
Proceeds from sale of First International Life Insurance
     Company, less cash transferred to seller of $265                        11,228                      -
          NET CASH USED BY INVESTING ACTIVITIES                            (22,537)                 (1,862)
Net increase (decrease) in cash                                             (1,351)                     585
Cash at beginning of period                                                   5,762                   1,604
Cash at end of period                                                       $4,411                  $2,189

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

      The consolidated financial statements as of and for the three months and nine months ended September 30, 1996 include the assets and liabilities and results of operations of Dixie National Life Insurance Company ("Dixie National Life") which was acquired on October 2, 1995.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the SMC Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - COMMON STOCK

      SMC declared a 5% stock dividend on shares of its common stock for shareholders of record on May 17, 1996 which was distributed to shareholders on June 21, 1996. All applicable number of shares and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect this stock dividend.

NOTE 3 - NOTES PAYABLE

      SMC has outstanding borrowings at September 30, 1996 pursuant to a Revolving Line of Credit Agreement with a bank (the "Credit Agreement") which provides for it to borrow up to $6,000 in the form of a five-year reducing revolving loan arrangement, which may be extended to seven years at the discretion of the bank. At September 30, 1996, the total principal balance borrowed under the Credit Agreement was $5,600. SMC had borrowed an additional $2,600 since December 31, 1995 to repurchase its Common Stock and Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock") and for general corporate purposes. Borrowings under this Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred Stock and Common Stock of SMC. Interest on the borrowings under the Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1 percent per annum, or (ii) a rate at LIBOR plus 3.25 percent. The actual weighted average interest rate was 8.89 percent at September 30, 1996. The debt is also subject to certain restrictions and covenants considered ordinary for this type of borrowing. They include, among others, minimum consolidated equity, positive net income, and minimum consolidated statutory surplus for SMC's insurance subsidiaries. Additional covenants

                        STANDARD MANAGEMENT CORPORATION
include limitations on acquisitions, additional indebtedness, investments, and mergers, consolidations and sales of assets. As of September 30, 1996, SMC was in compliance with all restrictions and covenants in the Credit Agreement.

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

      SMC may voluntarily redeem the Class S Preferred Stock prior to February 2003 at par value plus accumulated and unpaid dividends. As of September 30, 1996, SMC has repurchased and retired 139,211 shares of Class S Preferred Stock at a cost of $941 primarily paid through borrowings under the Credit Agreement. These repurchases resulted in an extraordinary gain on early redemption of redeemable preferred stock of $233 and $500 for the three and nine month periods ended September 30, 1996, respectively.

NOTE 5 - NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

      The components of the balance sheet caption "Unrealized gain (loss) on securities available for sale" in shareholders' equity are summarized as follows:

                                                                         SEPTEMBER 30,             December 31,
                                                                              1996                     1995
Fair value of securities available for sale                                        $241,790                  $232,144
Amortized cost of securities available for sale                                      246,695                   225,695
                  Gross unrealized gain (loss) on securities                         (4,905)                     6,449
available for sale
Adjustments for:
                  Deferred policy acquisition costs                                    1,860                   (2,380)
                  Present value of future profits                                        155                     (174)
                  Deferred federal income tax recoverable                                996                   (1,311)
(liability)
                  Minority interest                                                        2                       (2)
                                                                 Net               $(1,892)                  $2,582
unrealized gain (loss) on securities available for sale

NOTE 6 - INCOME TAXES

      The effective consolidated federal income tax expense (credit) rate for SMC and subsidiaries (the "Company") was 33 percent and (41) percent for the three and nine months ended September 30, 1996, compared to (1) percent and 5 percent for the three and nine months ended September 30, 1995. The large credit for the nine months ended September 30, 1996 is primarily due to tax benefits of $1,420 related to the sale of First International Life Insurance Company ("First International") (SEE NOTE 7). Also, the effective rates in 1995 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards in 1995. The benefits of the special deduction available to small life insurance companies is no longer available because consolidated assets now exceed $500,000.

                        STANDARD MANAGEMENT CORPORATION

NOTE 7 - DISPOSAL OF SUBSIDIARIES

      On March 18, 1996, Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of SMC, completed the sale of a duplicate charter associated with its wholly-owned subsidiary, First International, to Guardian Insurance and Annuity Co., Inc. ("GIAC"), a subsidiary of The Guardian Life Insurance Company of America, New York, New York. Standard Life received sale proceeds of $10,393, including $1,500 for the charter and licenses associated with First International. Standard Life realized a net pre-tax gain of $1,042 and a tax benefit of $1,420 on this sale or $2,462 for the nine months ended September 30, 1996. In addition, First International, Standard Life and GIAC have entered into a series of agreements that include provisions for Standard Life to continue to administer First International policies in force at the date of sale and for Standard Life to continue to receive the profit stream from the majority of First International's in force business at the date of such sale.

      In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance of North America Ltd. ("Standard Reinsurance") and Salamandra Joint-Stock Insurance Company in Ukraine ("Salamandra"), and not to renew the Barbados license of Standard Reinsurance due to an insignificant amount of reinsurance premium volume. This resulted in the termination of Standard Reinsurance operations and the write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156 for the nine months ended September 30, 1996.

      The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was an increase in revenues of $886 and a tax benefit of $1,420, for net income effect of approximately $2,306 or $.44 per share for the nine months ended September 30, 1996.

NOTE 8 - SUBSEQUENT EVENT

      On November 8, 1996, Standard Life acquired through merger Shelby Life from DLAC, a life insurance company located in Memphis, Tennessee (the "Shelby Merger"). The purchase price was approximately $14,650; including $13,000 in cash, 250,000 shares of restricted SMC Common Stock (valued at $1,250) and acquisition costs of $400 associated with the purchase of Shelby Life. Financing for the Shelby Merger was provided by senior debt of $10,000 and $4,000 in subordinated convertible debt.

      For GAAP purposes, Shelby Life had $109,892 in total assets and shareholder's equity of $16,407 at September 30, 1996, and revenues of $8,718 and net income of $1,301 for the nine months ended September 30, 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      OPERATING INCOME. The income (loss) from operations (before net realized investment gains) was $342,000 for the third quarter of 1996, or $.07 per share, compared to of $323,000 for the third quarter of 1995, or $.06 per share. The change resulted from international operations producing income from operations of $105,000 compared to a loss from international operations of
$(73,000) for the third quarter of 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1996 and 1995, coupled with a decrease in marketing costs in 1996 when compared to the third quarter of 1995. The income from operations in the United States decreased to $237,000 in 1996 compared to $396,000 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase Common Stock and Class S Preferred Stock and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

      PREMIUM INCOME. Premium income is composed of premiums, including renewal premiums, received on ordinary life insurance policies. The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income for the third quarter of 1996 was $1,289,000, an increase of $86,000 or 7 percent from $1,203,000 for the third quarter of 1995. The inclusion of Dixie National Life's premium income of $432,000 in 1996 in the results of operations for periods after October 2, 1995 is offset by the decline in premiums from the cession of a portion of First International's life insurance business and the regular policy lapses, surrenders and expiries in the Company's closed blocks of business.

      Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $13,358,000 compared to $3,664,000 for the third quarter of 1996 and 1995, respectively. The increase in net premium received is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $15,982,000 for the three months ended September 30, 1996 compared to $8,409,000 for the three months ended September 30, 1995. The increase is partially due to an aggressive marketing campaign implemented by Standard Life with increased crediting interest rates. Also contributing to the increase in premiums was the continued development of the Company's distribution system. Since the Company's operating income is primarily a function of its investment spreads, persistency of annuity in force business, mortality experience, and operating expenses, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

      The Company also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement, under which 70 percent of a portion of Standard Life's annuity business pursuant to the terms of the agreement produced after December 31, 1994 was ceded, to 50 percent at September 1, 1995, which was further decreased to 25 percent effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $2,625,000 in the third quarter of 1996 compared to $4,746,000 in 1995.

      NET INVESTMENT INCOME. Net investment income increased $482,000 or 11 percent to $4,979,000 for the third quarter of 1996, from $4,497,000 for the comparable period of 1995. The increase resulted primarily from an increase in the average annualized yield of the Company's investment portfolio to 7.57 percent from 7.22 percent for the third quarter of 1996 and 1995, respectively.

      NET REALIZED INVESTMENT GAINS. Net realized investment gains increased $50,000 or 29 percent to $222,000 from $172,000 for the third quarter of 1996 and 1995, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. No significant writedowns on investments were recorded in 1995 or 1996.

      The net unrealized gain (loss) on the Company's securities available for sale before taxes and other adjustments was $(4,905,000) at September 30, 1996 compared to $6,449,000 at December 31, 1995, reflecting the general rise in interest rates during the quarter which generally caused the fair value of fixed maturity securities to decrease. In the absence of decreases in interest rates the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

      POLICY CHARGES. Policy charges, which represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $76,000 or 14 percent to $617,000 for the third quarter of 1996 compared to $541,000 for the third quarter of 1995. The increase in policy charges resulted from the inclusion of Dixie National Life in operating results for periods after October 2, 1995 and an increase in policy surrender charges on flexible premium deferred annuities ("FPDAs"), which offset the absence of policy charges from the Company's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1996.

      AMORTIZATION OF EXCESS OF NET ASSETS ACQUIRED OVER ACQUISITION COST. Amortization of excess of net assets acquired over acquisition cost ("negative goodwill") is recorded to amortize into earnings the negative goodwill recorded in connection with the acquisition of Standard Management International in 1993. The negative goodwill is being amortized on a straight-line basis over five years. Amortization of negative goodwill was $347,000 for the third quarter of 1996 and 1995.

      MANAGEMENT FEES AND SIMILAR INCOME FROM SEPARATE ACCOUNTS. Management fees and similar income is recorded from investment management fee income recorded by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $21 or 9 percent to $257,000 for the third quarter of 1996 from $236,000 for the third quarter of 1995. This increase is due primarily to an increase in the value of assets held in separate accounts from $94,301,000 at December 31, 1994 to $126,987,000 at September 30, 1996 and to higher service fees being levied on certain transactions.

      OTHER INCOME. Other income primarily includes administration fee income, reserve adjustments and experience refunds in connection with the agreements with GIAC and override commissions received from unaffiliated companies by Standard Marketing Corporation ("Standard Marketing"), a wholly-owned subsidiary which is a wholesale distributor of life insurance and annuity products. Other income increased $150,000 or 139 percent to $258,000 for the third quarter of 1996 compared to $108,000 for the comparable 1995 period. The increase resulted primarily from the administration fee income of $145,000 in the third quarter of 1996; there was no such income in the comparable quarter in 1995.

      BENEFITS AND CLAIMS. Benefits and claims include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims increased $72,000 or 5 percent to $1,434,000 for the third quarter of 1996 from $1,362,000 for the third quarter of 1995. The increase resulted primarily from the inclusion of Dixie National Life's benefits and claims in the results of operations in 1996. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

      INTEREST CREDITED ON INTEREST SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest sensitive annuities and other financial products was $2,641,000 for the third quarter of 1996, an increase of $443,000 or 20 percent from $2,198,000 for the comparable prior year period. The increase resulted primarily from the Company's increase of credited interest rates on new annuity sales and the growth in account values inforce for FPDAs. At September 30, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.40 percent compared to 5.27 percent at December 31, 1995. Crediting rates offered on new business can be changed at any time in response to competition and market interest rates.

      SALARIES AND WAGES. Salaries and wages were $1,215,000 for the third quarter of 1996, an increase of $98,000 or 9 percent from $1,117,000 for the comparable prior year period. This fluctuation was caused primarily by an increase in the number and average wages of employees in the United States due to the acquisition of Dixie National Life and the increase in incentive compensation expense for the increase in income for the nine months ended September 30, 1996.

      AMORTIZATION. Amortization expense includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $134,000 or 31 percent to $564,000 for the third quarter of 1996 from $430,000 for the third quarter of 1995. The increase in current year amortization expense resulted primarily from the amortization of present value of future profits for the acquisition of Dixie National Life.

      OTHER OPERATING EXPENSES. Other operating expenses decreased $270,000 or 18 percent to $1,263,000 for the third quarter of 1996 from $1,533,000 for the third quarter of 1995. The decrease in other operating expenses resulted primarily from a decrease in marketing expenses and a reduction in international expenses, which offset the expenses of Dixie National Life included in the results for the third quarter of 1996.

      INTEREST EXPENSE AND FINANCING COSTS. Interest expense and financing costs increased $129,000 or 538% to $153,000 in 1996 from $24,000 in 1995. The increase in interest expense and financing costs during 1996 resulted from the borrowings on the Credit Agreement related to the repurchase of Common Stock and Class S Preferred Stock. The borrowings under the Credit Agreement occurred after September 30, 1995.

      FEDERAL INCOME TAXES. Federal income tax expense (credit) was $228,000 for the third quarter of 1996, compared to $(5,000) for the third quarter of 1995. The change is primarily due to tax benefits to First International being recorded in 1995 from the utilization of tax loss carryforwards for which no tax benefit had previously been recognized. Also, the effective rates in 1995 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards in 1995. The benefits of the special deduction available to small life insurance companies is no longer available because consolidated assets now exceed $500,000,000.

      EXTRAORDINARY GAIN ON EARLY REDEMPTION OF REDEEMABLE PREFERRED STOCK. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount by which the Company is able to repurchase the Class S Preferred Stock below its book value plus accumulated and unpaid dividends. The Company will continue to repurchase these shares as long as holders of the Class S Preferred Stock are willing to sell at a substantial discount to book value. The extraordinary gain was $233,000 for the three months ended September 30, 1996 compared to no gain for the prior comparable period.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      OPERATING INCOME. The income from operations (before net realized investment gains, gain on disposal of subsidiaries and reduction in accruals of certain legal expenses) was $369,000 in 1996, compared to $294,000 for 1995. The change resulted primarily from international operations producing income from operations of $440,000 compared to a loss of $(396,000) for the nine months ended September 30, 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1995 and 1996, and increased value of assets under management, coupled with a decrease in marketing costs in 1996 when compared to 1995. The income (loss) from operations in the United States decreased to $(71,000) in 1996 compared to $690,000 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase Common Stock and Class S Preferred Stock and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

      PREMIUM INCOME. GAAP premium income for the nine months ended September 30, 1996 was $8,418,000, an increase of $4,875,000 or 138 percent from
$3,543,000 for the nine months ended September 30, 1995. This increase is mainly attributable to recapture of premiums ceded of $4,234,000 due to the termination and recapture of a reinsurance agreement with National Mutual Life Insurance Company ("National Mutual") and the inclusion of Dixie National Life in the results of operations for periods after October 2, 1995. These amounts offset the decline in premiums from the cession of a portion of First
International's life insurance business and the regular policy lapses, surrenders and expiries in the Company's closed blocks of business.

      Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $32,153,000 compared to $10,680,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $39,781,000 for the nine months ended September 30, 1996 compared to $26,641,000 for the nine months ended September 30, 1995. The increase is partially due to an aggressive marketing campaign implemented by Standard Life with increased crediting interest rates. Also contributing to the increase in premiums was the continued development of the Company's distribution system.

      As previously mentioned, the Company also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement from 70 percent to 50 percent at September 1, 1995, which was further decreased to 25 percent effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $7,628,000 in the nine months ended September 30, 1996 compared to $15,961,000 in 1995.

      NET INVESTMENT INCOME. Net investment income increased $694,000 or 5 percent to $14,371,000 for the nine months ended September 30, 1996 from $13,677,000 for the comparable period of 1995. The increase primarily resulted from an increase in total invested assets (amortized cost) of approximately 9 percent from 1995 to 1996, offset by a decline in the average annualized yield on the Company's invested assets to 7.28 percent from 7.36 percent for the nine months ended September 30, 1996 and 1995, respectively. The decline in yields is primarily due to lower interest rates available on new investments in 1995. The continued growth in the Company's total invested assets reflects increased sales of FPDAs and the inclusion of Dixie National Life in the results of operations effective October 2, 1995 which was offset by the invested assets ceded in the GIAC reinsurance transaction.

      NET REALIZED INVESTMENT GAINS. Net realized investment gains increased $172,000 or 34 percent to $677,000 from $505,000 for the nine months ended September 30, 1996 and 1995, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio.

      GAIN ON DISPOSAL OF SUBSIDIARIES. On March 18, 1996, the Company completed the sale of a duplicate charter associated with First International to GIAC. The Company received sale proceeds of $10,393,000, including $1,500,000 for the charter and licenses associated with First International. In addition, First International, Standard Life and GIAC have entered into a series of agreements that include provisions for Standard Life to retain the economic interest in certain First International policies and to administer First International policies in force at the date of such sale.

      In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance and Salamandra, and not to renew the Barbados license of Standard Reinsurance. This resulted in a first quarter 1996 write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156,000.

      The  combined  effect  of  the  pre-tax  gain   on   the  sale  of  First
International and related contracts, and the Standard Reinsurance write-offs, was $886,000 in the first quarter of 1996.


      POLICY CHARGES. Policy charges increased $187,000 or 11 percent to $1,832,000 for the nine months ended September 30, 1996 compared to $1,645,000 for the nine months ended September 30, 1995. The increase in policy charges resulted from an increase in policy surrender charges on FPDAs and the inclusion of Dixie National Life in operating results for periods after October 2, 1995 which offset the absence of policy charges from the Company's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1996.

      MANAGEMENT FEES AND SIMILAR INCOME FROM SEPARATE ACCOUNTS. Management fees and similar income from separate accounts increased $369,000 or 51 percent to $1,093,000 for the nine months ended September 30, 1996 from $724,000 for the nine months ended September 30, 1995. This increase is due primarily to an increase in the value of assets held in separate accounts from $94,301,000 at December 31, 1994 to $126,987,000 at September 30, 1996 and to higher service fees being levied on certain transactions. Net deposits from sales of unit-linked products by Standard Management International were $9,159,000 and
$25,764,000  for  the   nine   months   ended  September  30,  1996  and  1995,
respectively.

      OTHER INCOME. Other income increased $915,000 or 356 percent to $1,172,000 for the nine months ended September 30, 1996 compared to $257,000 for the comparable 1995 period. The increase resulted primarily from the administration fee income and reserve and experience refund adjustments in connection with the agreements with GIAC and increased commissions received by Standard Marketing from the sale of unaffiliated products.

      BENEFITS AND CLAIMS. Benefits and claims increased $4,534,000 or 110 percent to $8,657,000 for the nine months ended September 30, 1996 from
$4,123,000 for the nine months ended September 30, 1995. The increase resulted primarily from an increase in reserves of $4,234,000 related to the termination and recapture of a reinsurance agreement with National Mutual, and slightly higher life insurance benefit claims due to adverse claims experience. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

      INTEREST CREDITED ON INTEREST SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest sensitive annuities and other financial products was $7,645,000 for the nine months ended September 30, 1996, an increase of $320,000 or 4 percent from $7,325,000 for the comparable prior year period. The increase resulted primarily from the Company's increase of credited interest rates on new annuity sales and the increases in the growth in policy reserves for FPDAs. At September 30, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.40 percent compared to 5.27 percent at December 31, 1995.

      SALARIES AND WAGES. Salaries and wages were $3,678,000 for the nine months ended September 30, 1996, an increase of $356,000 or 11 percent from $3,322,000 for the comparable prior year period. This fluctuation was caused primarily by an increase in the number and average wages of employees in the United States due to the acquisition of Dixie National Life and the increase in incentive compensation for the increase in income for the nine months ended September 30, 1996.

      AMORTIZATION. Amortization expense increased $372,000 or 28 percent to $1,723,000 for the nine months ended September 30, 1996 from $1,351,000 for the nine months ended September 30, 1995. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge, increased surrenders and their corresponding increase in the amortization of deferred acquisition costs, and from the amortization of present value of future profits for the acquisition of Dixie National Life. These items more than offset reduced amortization of excess of cost over net assets acquired and present value of future profits due to the sale of First International.

      OTHER OPERATING EXPENSES. Other operating expenses increased $700,000 or 16 percent to $5,173,000 for the nine months ended September 30, 1996 from $4,473,000 for the nine months ended September 30, 1995. The increase in other operating expenses resulted primarily from the expenses of Dixie National Life included in the results for the nine months ended September 30, 1996 and the increased expenses related to potential acquisitions.



      INTEREST EXPENSE AND FINANCING COSTS. Interest expense and financing costs increased $353,000 or 458 percent to $430,000 for the nine months ended September 30, 1996 from $77,000 for the nine months ended September 30, 1995. The increase in interest expense and financing costs during 1996 resulted primarily from the borrowings on the Credit Agreement. The borrowings under the Credit Agreement occurred after September 30, 1995.

      FEDERAL INCOME TAXES. Federal income tax expense (credit) was $(890,000) for the nine months ended September 30, 1996, compared to $56,000 for the nine months ended September 30, 1995. The large credit in 1996 is primarily due to tax benefits related to the sale of First International. Also, the effective rates in 1995 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International is not subject to United States income tax. The Company also has received the benefits of a special deduction available to small life insurance companies and the utilization of operating loss carryforwards in 1995. The benefits of the special deduction available to small life insurance companies is no longer available because consolidated assets now exceed $500,000,000.

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

      EXTRAORDINARY GAIN ON EARLY REDEMPTION OF REDEEMABLE PREFERRED STOCK. The extraordinary gain was $500,000 for the nine months ended September 30, 1996 compared to no gain for the prior comparable period.

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

      The Company reported on a consolidated GAAP basis net cash provided by operations of $2,757,000 and $6,344,000 for the nine months ended September 30, 1996 and 1995, respectively. Although deposits received on the Company's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by the Company. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $21,917,000 and $3,624,000 for the nine months ended September 30, 1996 and 1995, respectively. Cash generated on a consolidated basis is available to SMC only to the extent that it is generated at SMC level or is available to SMC through dividends, interest, management fees or other payments from subsidiaries.

      In April 1993, SMC instituted a program to repurchase its Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. The Company has repurchased 979,453 shares of its Common Stock for $4,747,000 as of September 30, 1996. The repurchases in 1996 have been paid through additional borrowings under the Credit Agreement. At September 30, 1996, the Company is authorized to purchase an additional 521,771 shares under this program.

      In February 1996, SMC instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated transactions. As of October 31, 1996, SMC has repurchased and retired 139,211 shares of its Class S Preferred Stock for $941,000.

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

      At October 31, 1996, SMC had "parent company only" cash and short-term investments of $1,077,000. These funds are available to the Company for general corporate purposes including repayment of debt outstanding and additional capital infusions into Standard Life. SMC's "parent company only" operating expenses (not including class action litigation and settlement costs and interest expense) were $2,369,000 and $2,007,000 for the nine months ended September 30, 1996 and 1995, respectively.

      Pursuant to the management services agreement with SMC, Standard Life paid SMC a monthly fee of $150,000 during 1996 and 1995 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. The agreement was approved by the Indiana Department of Insurance with the stipulation that Dixie National Life would pay an annual fee of at least $1,500,000 to Standard Life during 1996. Management service agreements between Standard Life and Dixie National Life, have been approved by the Mississippi Department of Insurance which call for the payment of fees of $1,524,000 during 1996. Both of these agreements provide that they may be modified or terminated by the department of insurance in the event of financial hardship of Standard Life or Dixie National Life. The management service agreement between Standard Life and Dixie National Life currently requires a monthly payment of $100,000. The management service agreement between SMC and Standard Life for 1997 will be renegotiated before the end of 1996 and submitted for approval to the Indiana Department of Insurance.

      Pursuant to the management services agreement with SMC, Premier Life (Luxembourg) paid SMC a management fee of $25,000 per quarter during 1996 and 1995 for certain management and administrative services. The agreement provides that it may be modified or terminated by either SMC or Premier Life (Luxembourg).

      At  April  1,  1995,  SMC  sold  its   property   and   equipment   to  a
leasing/financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby SMC pays a monthly rental amount of $45,000. SMC charges a monthly equipment rental fee to its subsidiaries of $77,000.

      In July 1996, SMC announced that Standard Life signed an agreement to purchase Shelby from DLAC for approximately $14,250,000, plus acquisition costs, including $13,000,000 in cash and 250,000 shares of restricted SMC Common Stock. The purchase of Shelby closed on November 8, 1996 and Shelby was merged into Standard Life on that date. Financing for the transaction was provided by senior debt of $10,000,000 and the balance in subordinated convertible debt. The Company's original Credit Agreement was combined with the new senior debt in a new credit agreement ("Amended Credit Agreement"), the terms of which are substantially the same as the original Credit Agreement's terms.

      The Amended Credit Agreement provides for SMC to borrow up to $16,000,000 in the form of a seven-year reducing revolving loan arrangement. SMC has agreed to pay a non-use fee of .50 percent per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 61,500 shares of SMC Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and Common Stock of SMC. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowings under the Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1 percent per annum, or (ii) a rate at LIBOR plus 3.25 percent. Annual principal repayments of $2,667,000 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for the Company and certain investment and indebtedness limitations. As of September 30, 1996, the Company was in compliance with all restrictions and covenants in the Credit Agreement. At November 8, 1996, SMC had borrowed $15,700,000 under the Amended Credit Agreement at interest rates ranging from 8.875 percent to
9.25 percent.

      In connection with the acquisition of Shelby, SMC borrowed $4,000,000 from an unaffiliated insurance company pursuant to a subordinated convertible debt agreement which is due in December, 2003 and requires interest payments in cash at 12 percent per annum, or, if SMC chooses, in non-cash additional subordinated convertible debt notes at 14 percent per annum until December 31, 2000. The subordinated convertible notes are convertible into SMC Common Stock at the rate of $6.00 per share through November 1997, and $5.75 per share thereafter. SMC may prepay the subordinated convertible debt with not less than thirty days notice at any time. The subordinated convertible debt agreement contains terms and financial covenants substantially similar to those in the Amended Credit Agreement.

      Assuming the continuation of current debt level under the Amended Credit Agreement ($15,700,000) and current interest rates (weighted average rate of 9.1425 percent) and assuming SMC elects the non-cash interest payment option under the subordinated convertible debt, annual debt service in 1997 would be approximately $1,435,000 in interest paid on the Amended Credit Agreement. In addition, SMC will also pay $539,000 in rental payments relating to a capital lease obligation in 1997.

      From the funds borrowed by SMC pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $13,000,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate plus 2 percent per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. The Company currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the November 8, 1996 interest rate of 10.25% continues in 1997, Standard Management will receive interest income of $1,332,500 from its Surplus Debenture receivable for 1997.

      Dividends from Standard Life to SMC are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Indiana Commissioner of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10 percent of surplus, in each case as shown in its preceding annual statutory financial statements. For the year ended December 31, 1995, Standard Life reported statutory net gain from operations of $124,000 and statutory surplus of $10,186,000. During 1996, Standard Life can pay dividends of $1,019,000 without regulatory approval; Standard Life must notify the Indiana regulatory authorities of their intent to pay dividends at least thirty days prior to payment. Regulatory approval will be required for additional dividend payments in excess of this amount by Standard Life during 1996. On June 20, 1996, Standard Life paid an ordinary dividend on $1,000,000 to SMC which was not disapproved by the Indiana Department of Insurance. Also, regulatory approval is required when dividends to be paid exceed unassigned surplus. At September 30, 1996, unassigned surplus (deficit) was $(1,512,000). Until unassigned surplus returns to a positive amount, all future dividends will require regulatory approval.

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

      U.S. INSURANCE OPERATIONS. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and Surplus Debenture payments to SMC and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDAs. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best ratings (currently rated "B") and events in the industry which affect policyholders' confidence.

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

      Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the Indiana Department of Insurance, or the state in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. The Company's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, Standard Life will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales, infusions by the Company with funds generated through debt or equity offerings or mergers with other life insurance companies. With respect to new business, statutory accounting practices require that: (I) acquisition costs (primarily commissions and policy issue costs) and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus ("surplus strain") in the year written for many insurance products. The Company designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, the Company controls the amount of net new premiums written in order to manage the effect of such surplus strain. SMC's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, SMC's U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales, infusions by Standard Management with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, SMC believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

      During the first nine months of 1996, the Company produced a statutory net income of $2,953,000. As a result, SMC has not made cash capital contributions to Standard Life during 1996 in order to maintain adequate levels of statutory capital and surplus. In March 1996, Standard Life sold its subsidiary, First International, and realized an increase in statutory capital and surplus of approximately $4,951,000 from the statutory gain on the sale and related reinsurance transactions.

      Commencing January 1, 1995, Standard Life began to reinsure a portion of its annuity business. This reinsurance agreement has allowed SMC to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. Standard Life's largest annuity reinsurer at September 30, 1996, Winterthur Life Re Insurance Company ("Winterthur"), is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70 percent of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50 percent at September 1, 1995 and further reduced it to 25 percent effective April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies in certain circumstances.


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

      Management believes that operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1996. As of September 30, 1996, Standard Life had statutory capital and surplus for regulatory purposes of $14,656,000 compared to $12,877,000 at December 31, 1995. As the life insurance and annuity business produced by Standard Life and Dixie National Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by the Company. During 1996, SMC has not made any capital contributions to Standard Life, other than the Common Stock associated with the Shelby merger. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $30,042,000 and $4,263,000 for the nine months ended September 30, 1996 and year ended December 31, 1995, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

      Standard Life's acquisition of Shelby, and merger of Shelby into Standard Life, effective November 1, 1996 is anticipated to have a positive effect on Standard Life's liquidity and cash flows. Shelby will cease writing new business effective November 1, 1996, thus reducing the surplus strain normally associated with the issuance of new policies. The anticipated profits from Shelby's book of business are expected to exceed the related interest expense connected with the $13,000,000 of Surplus Debentures issued by Standard Life in connection with the acquisition of Shelby. The statutory net income of Shelby was $1,661,000 for the year ended December 31, 1995 and $692,000 for the nine months ended September 30, 1996.

      INTERNATIONAL OPERATIONS. The balance sheet of the Company at September 30, 1996, includes a $3,122,000 credit representing the negative goodwill on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to the Company statement of operations.

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

      FOREIGN CURRENCY RISK. Standard Management International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg)'s shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge it's translation risk, but this is currently being reviewed to protect SMC against currency fluctuations. At September 30, 1996, there is an unrealized gain from foreign currency translation adjustment of $717,000.

      UNCERTAINTIES REGARDING INTANGIBLE ASSETS. Included in the Company's financial statements as of September 30, 1996 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by the Company's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the September 30, 1996 consolidated balance sheet aggregated $32,331,000 or 6 percent of its assets. The Company has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in the Company's consolidated financial statements. The Company has determined that the assumptions utilized in the initial valuation of these assets are consistent with the current operations of the Company as of September 30, 1996. In February 1996, the Company decided to terminate the operations of Standard Reinsurance, which resulted in the write-off of SMC's investment in Standard Reinsurance and certain intangible assets in the third quarter of 1996 amounting to $156,000.

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

      SAFE HARBOR PROVISIONS. Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: economic environment, interest rate changes, product development, regulatory changes, the results of financing efforts, acquisitions completed or attempted, the Company's accounting policies, competition and the acquisition of Shelby Life. Additional information concerning those and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Annual Report on Form 10-K, copies of which are available from the Company without charge.

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

(b)                      REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated August 1, 1996 with the Commission to report under Item 5 the signing of the Stock Purchase Agreement to purchase Shelby Life.

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


Dated: August 29, 1997

                                            STANDARD MANAGEMENT CORPORATION
                                            (Registrant)




                                          By:
                                             /s/ RONALD D. HUNTER
                                             Ronald D. Hunter
                                             Chairman  of  the  Board, President
                                             and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                        By:
                                            /s/ GERALD R. HOCHGESANG
                                            Gerald R. Hochgesang
                                            Senior Vice President
                                            (Chief Accounting Officer)

                                                                     EXHIBIT 11

                           STANDARD MANAGEMENT CORPORATION

                STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
             (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   Three Months Ended                    Nine Months Ended
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                                        1996        1995{ (1)}               1996       1995{ (1)}
PRIMARY
Weighted average common shares outstanding                         4,774,840          5,209,439         4,685,406         5,257,535
5 percent common stock dividend                                           -                  -            150,251                -
Common equivalent shares related to:
   Stock warrants at average market price                            135,381            155,770            98,643            86,030
   Stock options at average market price                              29,861             11,186            16,659             4,641
   Net issuable shares for modified treasury stock
      method (after assumed buyback of 20 percent of
      outstanding stock options and warrants)                             -                  -            348,540                -
WEIGHTED AVERAGE PRIMARY SHARES OUTSTANDING                        4,940,082          5,376,395         5,299,499         5,348,206
Income before extraordinary gain on early redemption of
   preferred stock and redeemable preferred stock                      $471               $445            $3,074               $979
dividends as reported
Reduction in interest expense and increase in short-term
   investment income for modified treasury stock method                   -                  -                131                -
                                                                         471                445             3,205               979
Extraordinary gain on early redemption of redeemable                     233                 -                500 -
preferred stock
Net income (as adjusted)                                                 704                445             3,705               979
Preferred stock dividends as reported                                   (51)                 -              (163)                -
Preferred stock dividends reduction for modified stock
   method                                                                 -                  -                 46                -
Earnings available to common shareholders (as adjusted)                $653               $445            $3,588              $979
Earnings Per Share:
    Income before extraordinary gain on early redemption
of                                                                      0.10               0.08              0.61              0.18
      redeemable preferred stock and preferred stock
dividends
   Extraordinary gain on early redemption of redeemable
preferred                                                               0.04                  -              0.09                 -
      stock
    NET INCOME                                                          0.14               0.08              0.70              0.18
   Preferred stock dividend                                           (0.01)                  -            (0.02)                 -
Earnings available to common shareholders                              $0.13              $0.08             $0.68             $0.18


(1) Share amounts have been retroactively adjusted for the effect of the 5 percent stock dividend distributed on June 21, 1996, to shareholders of record on May 17, 1996.