Form 10-K/A
period 1996-12-31
STANDARD MANAGEMENT CORP
filed 1997-09-02
CIK 853971

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-K/A NO. 2

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

     Standard Life owns 99.3% of Dixie National Life. At December 31, 1996, Dixie National Life's statutory assets were $34,473,049, the adjusted statutory capital was $4,229,059 and the ratio of its adjusted statutory capital to its statutory assets was 12.3%. Dixie National Life has a rating of B- ("Adequate") by A.M. Best. Dixie National Life markets a variety of life insurance products throughout the Mid-South offering primarily "burial expense" policies.

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

     On November 8, 1996, Standard Life acquired through merger Shelby Life Insurance Company ("Shelby Life") from Delta Life and Annuity Corporation ("DLAC"), a life insurance company located in Memphis, Tennessee (the "Shelby Merger"). The purchase price was approximately $14,650,000, including $13,000,000 in cash, 250,000 shares of restricted Common Stock (valued at $1,250,000) and acquisition costs of $400,000 associated with the purchase of Shelby Life. Financing for the Shelby Merger was provided by senior debt of $10,000,000 and $4,000,000 in subordinated convertible debt. SMC's intent at the time it purchased Shelby Life was to cease writing new business as the new business premium volume did not justify the costs of marketing support, and to continue to earn profits from the existing business. Consistent with that intent, Shelby Life ceased writing new business effective November 1, 1996, thus eliminating marketing and sales costs and thereby reducing statutory surplus strain. Statutory accounting practices require that acquisition costs associated with new business (primarily commissions and policy issue costs) be fully expensed in the year the new business is written. Surplus strain is created when acquisition costs incurred in connection with new business reduces statutory surplus. Many states impose minimum levels of surplus as a condition to writing new business. See "Business of SMC -- Regulation."

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

     On March 18, 1996, Standard Life completed the sale of a duplicate charter associated with First International Life Insurance Company ("First International") to The Guardian Insurance and Annuity Company, Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, NY. Standard Life received proceeds of approximately $10,393,000, including $1,500,000 for the charter and licenses associated with First International. Standard Life realized a net pretax gain of $1,041,692 and a tax benefit of $1,420,000 on this sale or $2,461,692 ($.47 per share). In addition, First International, Standard Life and GIAC have entered into a series of agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to retain the economic interest in certain First International policies in force at the date of such sale. See "Business of SMC -- Reinsurance."

     In an unrelated matter, SMC decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance of North America Ltd. ("Standard Reinsurance") and Salamandra Joint-Stock Insurance Company in Ukraine ("Salamandra"), and not to renew the Barbados license of Standard Reinsurance due to an insignificant amount of reinsurance premium volume (less than $100,000). This resulted in the termination of Standard Reinsurance operations and the write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $155,856 ($.03 per share).

     The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was a gain on disposal of subsidiaries of $885,836 and a tax benefit of $1,420,000, for net income effect of $2,305,836 or $.44 per share for the year ended December 31, 1996.

     In June 1988, Standard Life ceded a block of business to National Mutual Life Insurance Company ("National Mutual"). Effective May 31, 1996, Standard Life terminated by recapture the reinsurance agreement with National Mutual. As a result of this recapture, Standard Life received assets of $4,826,000 and liabilities of $4,826,000, primarily ordinary life policies. In connection with this transaction, Standard Life agreed to pay National Mutual a recapture fee of $1,200,000, and Standard Life collected administration fees of $375,000 related to services provided in prior years that had not been recorded previously due to the uncertainty as to its collection. The net proceeds of $825,000 were recorded as the present value of the future profits on this block of business, which is being amortized in proportion to the emergence of profits over 20 years. This premium income and corresponding increase in reserves of $4,234,000, recorded in connection with the recapture of the reinsurance agreement with National Mutual will not recur in the future.

     SMC has entered into an Agreement and Plan of Merger dated as of December 19, 1996, as amended, with Savers Life Insurance Company ("Savers Life"). Savers Life offers retirement products and Medicare supplement insurance through 5,000 independent brokers, primarily in North Carolina, South Carolina and Virginia. SMC will pay approximately $14,200,000 plus acquisition costs, for the approximately $80,000,000 asset company, with shareholders of Savers Life initially receiving $8.00 for each share of Savers Life

Common Stock, consisting of SMC Common Stock and an election of up to $1.50 per share in cash. The proposed acquisition is subject to normal closing conditions including SMC and Savers Life shareholder approval and approval by applicable regulatory authorities. The acquisition is expected to close during 1997.

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

     Standard Marketing agents offer a full portfolio of life insurance and annuity products that Standard Marketing has selected on the basis of their competitive position and likely consumer acceptance. Such portfolio includes FPDAs and whole and universal life insurance issued by Standard Life and Dixie National Life, for which Standard Marketing is the exclusive distributor, and deferred annuities, whole life, term and universal life insurance, and pension and payroll deduction products issued primarily by the following unaffiliated insurers: American National Life Insurance Company, United Presidential Life Insurance Company, U.S. Financial Life Insurance Company and others. Each of these unaffiliated insurers is rated "A-" to "A++" by A.M. Best. Standard Marketing's relationships with these companies are non-exclusive and are terminable by either party upon 30 days notice. Standard Marketing regularly evaluates the products its agents offer to determine whether products or insurers should be added to, or deleted from, the Standard Marketing portfolio. SMC does not insure any of the policies and contracts Standard Marketing's agents sell for unaffiliated insurers.

     Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by the issuing insurance companies, which perform all policy issuance, underwriting and accounting functions. SMC is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 4% of Standard Life's annual sales in 1996, and the top twenty individual agents accounted for approximately 36.6% of Standard Life's volume in 1996. At December 31, 1996, approximately 40% of Standard Marketing's independent agents were located in Indiana, Florida, Ohio, Georgia and Illinois, with the balance distributed across the country. SMC is attempting to increase the number and geographic diversity of its agents. In 1996, SMC began writing significant amounts of business in California and Michigan due to Standard Marketing's expansion efforts.

     SMC does not have exclusive agency agreements with its agents and management believes most of these agents sell products similar to those sold by SMC for other insurance companies. This could result in a sales decline if SMC's products were to become relatively less competitive. Standard Life's 1996 FPDA sales increased partially due to an aggressive marketing campaign implemented by Standard Life with increased crediting rates. First year crediting rates were increased approximately 1% in certain FPDAs sold after April 15, 1996. Also contributing to the increase in premiums was the continued development of Standard Life's distribution system through marketing support from Standard Marketing and an increase in the agency base achieved primarily through the recruitment of larger managing general agencies and expanding geographical concentration into the Mid-South and California.

     Standard Marketing receives, directly from the insurance companies it serves, override commissions on sales by its agents, which are in addition to the commissions paid to Standard Marketing's independent agents. The availability of override commissions provides an economic incentive to Standard Marketing to recruit agents who produce business. The following table shows, for the periods indicated, the aggregate override commissions and service fees received by Standard Marketing:

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

(2) Unaffiliated commission income as a percentage of revenues is 1.0%, .8% and .2% for the years ended December 31, 1996, 1995 and 1994, respectively.

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

PRODUCTS

     SMC primarily markets FPDAs, whole life and universal and interest-sensitive life insurance policies and unit-linked policies. SMC also generates cash flow and income from its closed blocks of in force life insurance and annuities. Closed blocks are blocks of in force life insurance and annuities that are not currently being marketed by SMC. The closed block designation is for internal purposes only, it does not have any legal or regulatory significance and there are no restrictions on the assets or future profits of closed blocks. The following table sets forth the amounts and percentages of net premiums received by SMC from currently marketed products and closed block products for the years ended December 31, 1996, 1995 and 1994, respectively. Because GAAP generally excludes annuity and unit-linked products deposits, and premiums from universal and interest-sensitive life insurance from premium income, and thus does not fully reflect SMC's cash flow from new business, the premium information contained in the following table is reported using statutory accounting principles which includes deposits on annuities and unit-linked policies, and premiums from universal and interest-sensitive life insurance.

                                                                YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                      1996                1995                1994
                                                ----------------    ----------------    ----------------
                                                AMOUNT       %      AMOUNT       %      AMOUNT       %
                                                ------       -      ------       -      ------       -
                                                                 (DOLLARS IN THOUSANDS)
Currently marketed products:
  FPDAs.....................................    $37,322     43.4    $12,417     23.0    $50,421     85.7
  Universal and interest-sensitive life.....      5,384      6.5      2,044      3.8        279      0.4
  Single premium immediate annuities........      1,423      1.7      1,257      2.3         --       --
  Whole life................................      2,546      3.1        668      1.2         86      0.2
  Unit-linked products......................     16,902     20.5     31,793     58.8      1,715      2.9
                                                -------    -----    -------    -----    -------    -----
                                                 63,577     77.2     48,179     89.1     52,501     89.2
Closed blocks:
  Annuities and life........................      9,230     11.2      5,906     10.9      6,364     10.8
  Net effect of financial reinsurance.......      5,182      6.3         --       --         --       --
  Recapture of National Mutual..............      4,373      5.3         --       --         --       --
                                                -------    -----    -------    -----    -------    -----
                                                 18,785     22.5      5,906     10.9      6,364     10.8
                                                -------    -----    -------    -----    -------    -----
                                                $82,362    100.0    $54,085    100.0    $58,865    100.0
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

     FPDA sales increased in 1996 partially due to an aggressive marketing campaign implemented by Standard Life with increased interest crediting rates. First year interest crediting rates were increased approximately 1% on certain FPDAs sold after April 15, 1996. Standard Life also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement, under which 70% of a portion of Standard Life's annuity business pursuant to the terms of the agreement produced after December 31, 1994 was ceded, to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the additional surplus resulting from the sale of First International. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $8,907,460 in the year ended December 31, 1996.

     The increase in universal and interest-sensitive life products in 1996 is primarily due to the increase in interest-sensitive life products issued by Dixie National Life, which is included in results after October 2, 1995, the effective date of the acquisition.

     The increase in closed blocks annuities and life products in 1996 is primarily due to reinsurance premium assumed from GIAC (net reinsurance premium of approximately $4,700,000) and the acquisition of Shelby Life, effective November 1, 1996.

     The following table shows, on a GAAP basis, certain information for SMC as of the dates set forth below:

                                                                       AT DECEMBER 31,
                                                          ------------------------------------------
                                                             1996              1995           1994
                                                             ----              ----           ----
                                                                    (DOLLARS IN THOUSANDS)
Number of annuity contracts in force....................      13,221(1)         8,637          7,480
Interest-sensitive annuity and other financial product
  reserves, net of reinsurance ceded....................  $  333,633(1)      $212,500       $173,334
                                                          ----------         --------       --------
Number of life policies in force........................      73,106(2)        63,038(3)      40,317
Life insurance in force, net of reinsurance ceded.......  $1,367,675(2)      $826,296(3)    $787,414
                                                          ----------         --------       --------
Number of separate contracts (primarily unit-linked
  products).............................................       2,484            2,951          3,131
Total liabilities related to separate accounts
  (primarily unit-linked products)......................  $  128,546         $122,705       $ 94,301

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

STANDARD LIFE PRODUCTS

     Flexible Premium Deferred Annuities. FPDAs provide for an initial deposit by an annuitant and optional additional deposits, the time and amount of which are at the discretion of the annuitant. Standard Life credits the account of the annuitant with earnings at interest rates that are revised periodically by Standard Life until the maturity date. This accumulated value is tax deferred. Revisions to interest rates on FPDAs are restricted by an initial crediting rate guaranteed for a specific period of time and a minimum crediting rate guaranteed for the term of the FPDA. At maturity, the annuitant can elect a lump sum cash payment of the accumulated value or one of the various payout options available. Standard Life's FPDAs also provide for penalty-free partial withdrawals of up to 10% annually of the accumulation value after the annuitant has held the FPDA for more than 12 months. In addition, the annuitant may surrender the FPDA at any time before the maturity date and receive the accumulated value, less any surrender charge then in effect for that contract. To protect holders of FPDAs from a sharp reduction in the credited interest rate after a FPDA is issued, Standard Life permits the FPDA holder of certain annuities to surrender the annuity during a specified period without incurring a surrender charge if the renewal crediting rate is below a stated level. This stated level of interest is referred to as the "bail-out rate" and is typically below the original crediting rate, but above the minimum guaranteed crediting rate.

     As of December 31, 1996, the crediting rates available on Standard Life's currently marketed FPDAs ranged from 6.8% to 8.1% (5.1% + 3% first year bonus), with new issues having an interest rate with a one year guarantee period. After the initial period, the crediting rate may be changed periodically, subject to minimum guaranteed rates from 3% to 4%. As of December 31, 1996, interest crediting rates after the initial guarantee period ranged from 5% to 6.75%. The surrender charge is initially 13% or 15% of the contract value depending on the product and decreases over the applicable penalty period of nine, ten or thirteen years. As of December 31, 1996, the bail out rate for Standard Life's FPDAs was 4.5%; most currently marketed products carry a bail out rate for only the first two years after issue. As of December 31, 1996, Standard Life had 7,851 currently marketed FPDA contracts in force.

     Whole Life Insurance. Standard Life offers two types of non-participating whole life policies: one in face amounts up to $10,000 (which is only issued upon conversion of other policies) and the other in face amounts up to $50,000. Whole life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The whole life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, whole life policies begin to accrue a cash value which can be made available to the policyholder net of taxes and withdrawal penalties. As of December 31, 1996, Standard Life had 302 currently marketed whole life policies in force.

     Single Premium Immediate Annuities. Standard Life offers a single premium immediate annuity ("SPIA"), whereby an annuitant purchases an immediate annuity with a one-time premium deposit at the time of issuance. Standard Life begins a payout stream shortly after the time of issuance consisting of principal value plus accumulated interest credited to such annuity. This product credits interest based on an investment portfolio earned rate assumption. As of December 31, 1996, Standard Life had 698 SPIA contracts in force.

     Single Premium Universal Life. SPULs provide for an initial deposit (flexible premium universal life ("FPUL") for periodic deposits), credit interest to account values and charge the account values for mortality and administrative costs. As of December 31, 1996, the current interest rate on new sales of SPULs is 7% with a guaranteed interest rate of 3%. As of December 31, 1996, Standard Life had 73 SPUL policies in force.

DIXIE NATIONAL LIFE PRODUCTS

     Life insurance policies sold by Dixie National Life in the final expense, or burial, market include fixed premium interest sensitive policies that provide for increasing death benefits, as well as traditional whole life policies. These policies are designed to cover expenses such as funeral, last illness, monument and cemetery lot. The policies provide for a death benefit, generally not in excess of $10,000, and a level premium payment. The products include a cash value which may be borrowed by the policyholder. Dixie National Life's policies sold in other markets include interest sensitive and traditional whole life policies and forms of term policies. The interest sensitive whole life policies have a guaranteed interest rate of 5.50% on products marketed at December 31, 1996. The interest sensitive and whole life policies include cash values which may be borrowed by the policyholder. Dixie National Life issues policies on both a participating and non-participating basis. As of December 31, 1996, Dixie National Life had 875 and 26,270 individual annuities and life policies in force, respectively.

STANDARD MANAGEMENT INTERNATIONAL PRODUCTS

     Unit-linked Policies. Standard Management International currently writes unit-linked life products, which are similar to U.S. produced variable life products. Separate account assets and liabilities are maintained primarily for the exclusive benefits of universal life contracts and investment contracts of which the majority represents unit-linked business where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses within the separate accounts accrue directly to such policyholders. The fees received by Standard Management International for administrative and contract holder maintenance services performed for these separate accounts are included in SMC's statement of operations.

     In the past, Standard Management International also wrote investment contracts and universal life policies and to a lesser extent, traditional life policies. The investment contracts are mainly short-term single premium endowments or temporary annuities under which fixed benefits are paid to the policyholder. The terms of these contracts are such that SMC has relatively small morbidity or mortality risk. The universal life contracts are mainly regular premium and single premium endowment. The benefits payable to the policyholders are directly linked to the investment performance of the underlying assets.

CLOSED BLOCKS

     The premiums received on the closed blocks were primarily from the ordinary and universal life business. This decline in premium income is expected as a result of policy lapses, surrenders and expiries from closed blocks of business.

     Annuities. SMC's closed blocks of deferred annuities consist primarily of FPDAs and a small amount of single premium deferred annuities ("SPDAs") which, unlike FPDAs, do not provide for additional deposits. At December 31, 1996, these deferred annuities had crediting rates ranging from 5% to 5.5% and guaranteed minimum crediting rates ranging from 3% to 5.5%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. SMC's closed blocks of annuities include payout annuities. Payout annuities consist of those annuities the benefits of which are being paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. SMC's crediting rates on payout annuities range from 5.5% to 6.5% and cannot be changed.

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

     Reinsurance. In connection with financial reinsurance, Dixie National Life terminated a reinsurance agreement with Crown Life Insurance Company and received recaptured premium income of $18,186,377 and entered into a financial reinsurance agreement with Cologne Life Reinsurance Company and ceded $13,091,290 of premium income in 1996.

     The policies subject to the recapture of the reinsurance agreement with National Mutual were primarily ordinary life policies. See "Business of SMC -- Reinsurance."

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

     The average expected remaining life of Standard Life and Dixie National Life's ordinary life business in force at December 31, 1996 is 9.0 and 10.75 years, respectively. These calculations were determined based upon SMC's actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

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

OPERATIONS

     SMC emphasizes a high level of service to agents and policyholders and strives to achieve low overhead costs. SMC's principal administrative departments are its financial, policyholder services and management information services ("MIS") departments. The financial department provides accounting, budgeting, tax, investment, financial reporting and actuarial services and establishes cost control systems for SMC. The policyholder services department reviews policy applications, issues and administers policies and authorizes disbursements related to claims and surrenders. The MIS department oversees and administers SMC's information processing systems.

     SMC's administrative departments in the United States use a common integrated system that permits SMC to function more efficiently, control costs and maintain low overhead. SMC's MIS system is now servicing approximately 150,000 active and inactive policies. SMC is continually improving its MIS systems to provide for continued growth from acquisitions and sales. SMC's 1997 capital budget for systems improvements is $250,000. Also, SMC anticipates minimal expenditure to be required in the update of the MIS system for the year 2000.

     Standard Management International's administrative and MIS departments in Luxembourg are an autonomous unit from the systems in the United States. SMC is in the process of improving the MIS systems of Standard Management International and integrating them with the U.S. systems.

INVESTMENTS

     Investment activities are an integral part of SMC's business; investment income of SMC's insurance subsidiaries is an important part of its total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest yield on invested assets. Substantially all credited rates on FPDAs may be changed at least annually. As of December 31, 1996, the weighted average interest rate credited on SMC's interest-sensitive liability portfolio, excluding liabilities related to separate accounts, was approximately 5.35% per annum, and the weighted average net yield of SMC's investment portfolio for the year ended December 31, 1996 was 7.36% for an average interest spread of 201 basis points at December 31, 1996, compared to 205 basis points at December 31, 1995. The consistency in the average interest spread in 1996 is primarily attributable to the increase in investment portfolio yields, which offsets the effects of sales of FPDAs in 1996 with higher and more competitive interest rates. Increases or decreases in interest rates could increase or decrease the average interest rate spread between investment yields and interest rates credited on insurance liabilities, which in turn could have a beneficial or adverse effect on the future profitability of SMC. Sales of fixed maturity securities that result in investment gains may also tend to decrease future average interest rate spreads. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

     The following table shows SMC's pre-tax investment performance for the periods indicated:

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

     The following table shows the amortized cost, gross unrealized gain (loss) and estimated fair value of SMC's investment securities all of which are available for sale:

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
                                                        ========       ======        ======      ========

     The fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit and maturity of the investments.

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

     Approximately 21% of SMC's fixed maturity securities at December 31, 1996 is comprised of mortgage-backed securities. Investments in mortgage-backed securities include CMOs and mortgage-backed pass-through securities. Approximately 79% of the book value of the mortgage-backed securities in SMC's portfolio is backed by an agency of the U.S. government (although generally not by the full faith and credit of the U.S. government) as to the full amount of both principal and interest. Approximately 12% of the book value of mortgage-backed securities in SMC's portfolio is backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest. SMC closely monitors the market value of all investments within its mortgage-backed portfolio.

     The following table summarizes SMC's mortgage-backed securities at December 31, 1996:

                                                                                         ESTIMATED
                                                     % OF                     % OF       AVG. LIFE     AVG. TERM
                                        BOOK        FIXED        FAIR        FIXED           OF         TO FINAL
                                        VALUE     MATURITIES     VALUE     MATURITIES    INVESTMENT     MATURITY
                                        -----     ----------     -----     ----------    ----------    ---------
                                                                 (DOLLARS IN THOUSANDS)
                                                                                         (IN YEARS)    (IN YEARS)
Agency CMOs:
  Planned and target amortization
     classes.......................    $23,371        6.7       $22,827        6.6           6.7          25.2
  Sequential and support classes...      1,417         .4         1,456         .4           7.3          22.1
                                       -------       ----       -------       ----          ----          ----
     Total.........................     24,788        7.1        24,283        7.0           6.7          25.0
Non-agency CMOs:
  Planned amortization classes.....      1,492         .4         1,448         .4          10.8          27.0
  Sequential classes...............     13,673        3.9        13,550        3.9           8.2          22.2
                                       -------       ----       -------       ----          ----          ----
     Total.........................     15,165        4.3        14,998        4.3           8.5          22.7
                                       -------       ----       -------       ----          ----          ----
Total CMOs.........................     39,953       11.4        39,281       11.3           7.4          24.1
Agency mortgage-backed pass-through
  securities.......................     32,311        9.3        32,311        9.3           7.2          17.4
                                       -------       ----       -------       ----          ----          ----
     Total mortgage-backed
       securities..................    $72,264       20.7       $71,592       20.6           7.3          21.0
                                       =======       ====       =======       ====          ====          ====

     The market values for SMC's mortgage-backed securities were determined from broker-dealer market makers, internally developed methods and nationally recognized statistical rating organizations.

     Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. SMC has addressed this risk of prepayment risk by investing 34% of its mortgage-backed investment portfolio in planned and target amortization classes. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes"). Mortgage-backed pass-through securities, "sequential" and support class CMOs, which comprised approximately 66% of the book value of SMC's mortgage-backed securities at December 31, 1996, are more sensitive to this prepayment risk.

SEPARATE ACCOUNTS

     Separate account assets and liabilities are maintained primarily for universal life contracts of which the majority represents unit-linked business where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses accrue directly to such policyholders.

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

     Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a particular risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the primary liability of the original insurer to the insured, but it is the practice of insurers for statutory accounting purposes (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable. However, under Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" these amounts are added back to policy reserves and recorded as amounts due from reinsurers.

     Reinsurance ceded on life insurance policies to unaffiliated companies by SMC in 1996, 1995 and 1994 represented 57.6%, 68.8% and 75.4%, respectively, of gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies by SMC in 1996, 1995 and 1994 represented .02%, .04% and .05%, respectively, of net combined individual life insurance in force excluding reinsurance from GIAC described below. SMC cedes reinsurance to numerous reinsurers. At December 31, 1996, approximately $477,980,000 of the face value of life policies and reinsurance recoverable of $2,944,000 had been ceded to The Lincoln National Life Insurance Company ("Lincoln National"), $203,097,000 of the face value of life policies and reinsurance recoverable of $1,288,000 had been ceded to

Security Life of Denver Insurance Company ("Security Life") and $191,813,000 of the face value of life policies and reinsurance recoverable of $1,007,000 ceded to The Mercantile and General Reinsurance Company ("Mercantile"). Lincoln National is the lead reinsurer with a total of 29.3% of total reinsurance ceded with Security Life and Mercantile each accounting for 12.4% and 11.7%, respectively, of total reinsurance ceded by SMC's life insurance subsidiaries at December 31, 1996. The amount of life insurance business ceded to any other reinsurer is not material. Of SMC's total life insurance in force at December 31, 1996 that is reinsured, 100.0% is ceded to insurers rated "A" or better by A.M. Best. SMC historically has not experienced any material losses in collection of reinsurance receivables.

     Commencing January 1, 1995, SMC began to reinsure a portion of its annuity business. The primary purposes of the reinsurance agreement were to limit the net loss arising from large risks, maintain SMC's exposure to loss within capital resources, and provide additional capacity for future growth. Furthermore, these reinsurance agreements have allowed SMC to write volumes of business that it would not otherwise have been able to write due to restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that can occur in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. SMC's largest annuity reinsurer at December 31, 1996, Winterthur Life Re Insurance Company ("Winterthur"), represented $26,138,000, or 38% of total reinsurance recoverable, $8,907,000 of premium deposits ceded in 1996 and is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70% of certain of Standard Life's annuity business produced was ceded. SMC decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies if adjusted surplus is less than 5.5% of admitted assets, $19,800,000 at June 30, 1997.

     On March 18, 1996, Standard Life completed the sale of First International to GIAC. Standard Life received sale proceeds of approximately $10,393,000 including $1,500,000 for the charter and licenses associated with First International. Standard Life realized a net pretax gain of $1,041,692 and a tax benefit of $1,420,000 on the sale. First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to continue to receive the profit stream from the majority of First International's in force business effective January 1, 1996.

     All the in force business of First International effective January 1, 1996 was ceded to GIAC through a coinsurance indemnity reinsurance agreement. Under the terms of the agreement, approximately $18,841,000 of First International's reserves and assets of $18,841,000 were ceded to GIAC as of January 1, 1996. The assets transferred included cash of $17,046,000, policy loans of $1,371,000, and net due and deferred premiums of $424,000. The in force business related to this automatic coinsurance indemnity reinsurance agreement is comprised of the following two blocks: ("Block I") -- ordinary life policies (issued in New York and New Jersey), universal life, immediate and deferred annuities (issued in New York, New Jersey and Vermont), supplemental contracts and group waivers, and ("Block II") -- ordinary life policies (not issued in New York and New Jersey) issued prior to 1989, and term life policies (issued in New York, New Jersey and Vermont) issued after 1988.

     Effective January 1, 1996, GIAC entered into a modified coinsurance indemnity reinsurance agreement with Standard Life with respect to Blocks I and
II. Pursuant to this agreement, Standard Life administers the policies in both Block I and Block II. Under the terms of the agreement, Standard Life assumed approximately $18,841,000 of reserves for Block I and Block II from GIAC as of January 1, 1996. During 1996, Standard Life incurred and paid experience rating refunds to GIAC on Block I for profits earned in excess of specified amounts. These refunds were calculated and paid on a quarterly basis. As a result, the economic risks and benefits associated with Block I remained with GIAC. Effective January 1, 1997, GIAC and Standard Life executed Amendment I to the modified coinsurance indemnity reinsurance agreement. Under the terms of Amendment I, GIAC and Standard Life agreed to terminate effective January 1, 1997 the modified coinsurance indemnity reinsurance agreement with regard to Block I, and Block I reverted completely to GIAC. In accordance with the provisions of SFAS 60, SFAS 97, and SFAS 113 for a reinsurance assuming enterprise, in accordance with deposit accounting, Standard Life has not recorded revenue or expense during 1996 for the Block I reinsurance. A ceding commission of $1,100,000 received by First International in connection with the sale was deferred by First International in accordance with FAS 113. When First International was sold, the amount was paid to SMC by GIAC as part of First International's statutory capital and surplus. There is no experience rating refund on Block II and, accordingly, the economic risks and benefits associated with Block II remain with Standard Life. Under the terms of the reinsurance agreement, Standard Life is permitted to appoint an investment advisor subject to approval from GIAC for the Block II assets. Standard Life has appointed Gibraltar Investments as such investment advisor for Block II assets. Investment advisory fees are paid from the Block II assets and reduce Block II profits. The Block II contract was determined to be a risk transfer assumption reinsurance contract by Standard Life under SFAS 60, SFAS 97, and SFAS 113. In accordance with these pronouncements, Standard Life has recorded premium income of $1,119,000 and net benefits and expenses of $682,000 in its 1996 income statement for the Block II business. In addition, on its balance sheet at December 31, 1996, Standard Life has recorded the policy reserves of $8,265,000 and the related due from reinsurers of $8,265,000 for the assets held in a GIAC trust account.

     As part of the acquisition of First International by SMC in 1992, Standard Life entered into an indemnity reinsurance agreement with First International effective July 1, 1992. This business was subsequently assumed by Standard Life effective January 1, 1993. At the date of the sale of First International to GIAC, Standard Life ceded this block of business with policy reserves of $12,514,000 and related assets to GIAC. Consideration of $700,000 paid in connection with the purchase agreement represented additional sales proceeds. All risks and rewards related to the $700,000 have occurred and have therefore been recognized. This block of business ("Block III") consisted of term life policies (not issued in New York, New Jersey or Vermont) issued after 1988 and immediate and deferred annuities (not issued in New York, New Jersey and Vermont) and lottery annuities. Standard Life will continue to receive profits from Block III through experience rating refunds from GIAC on Block III. These experience rating refund calculations are prepared and paid on a quarterly basis for profits in excess of specified amounts. The experience rating refund payments will continue so long as any of the underlying policies remain in force. Under the terms of the reinsurance agreement, Standard Life is permitted to appoint an investment advisor subject to approval from GIAC for the Block III assets. Standard Life has appointed Gibraltar Investments as such investment advisor for Block III assets. Investment advisory fees are paid from the Block III assets and reduce the experience rating refunds. For GAAP accounting purposes, Standard Life concluded that this contract did not involve the transfer of risk to GIAC in accordance with SFAS 113. Standard Life has recorded premiums of $1,033,000 and net investment income of $932,000 and benefits and expenses of $1,946,000 in its 1996 income statement for the Block III contract. In addition, on its December 31, 1996 balance sheet, Standard Life has recorded the policy reserves of $12,766,000 and the related due from reinsurers for the assets of $12,675,000 held in a GIAC trust account.

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

     Standard Life terminated by recapture in May 1996 the reinsurance agreement with National Mutual. Standard Life received assets of $4,826,000 and liabilities of $4,826,000, primarily ordinary life policies. In connection with this transaction, Standard Life agreed to pay National Mutual a recapture fee of $1,200,000, and Standard Life collected administration fees of $375,000 related to services provided in prior years that had not been recorded previously due to the uncertainty as to its collection. The net proceeds of $825,000 were recorded as the present value of the future profits on this block of business, which is being amortized in proportion to the emergence of profits over 20 years. The premium income, and corresponding increase in reserves, of $4,234,000, recorded in connection with the recapture of the reinsurance agreement with National Mutual will not recur in the future.

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

     Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which are marketing insurance products and which offer competing products such as savings accounts and securities. In the case of banks, these insurance products are sold for non-affiliate insurance companies in return for a sales fee. A change in legislation may increase interest on the part of banks to begin selling annuities or to expand their existing efforts to sell annuities. The decision could result in a partial shift in the distribution of annuities from insurance agents to national banks, which, in turn, could result in a decrease in sales for SMC, or it could result in an increase in the number of annuities sold because of distribution through national banks (or securities firms), which could result in new distribution opportunities for SMC. SMC has not been involved in distribution of annuities through national banks but anticipates expansion into financial institutions with the pending acquisition of SaversLife.

     Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. Standard Life and Dixie National Life have a rating of "B" and "B-", respectively by A.M. Best, an insurance rating organization. A rating of "B" or "B-" is assigned by A.M. Best to companies which, in their opinion, have achieved adequate overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Generally, rating agencies base their ratings on information furnished to them by the issuer and on investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on Standard Life and Dixie National Life's business, management believes that Standard Life and Dixie National Life are able to compete on the basis of their competitive crediting rates, asset quality, strong relations with their independent agents and the quality of service to their policyholders.

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

     At December 31, 1996, Standard Life had tax return net operating loss carry forwards of approximately $1,400,000, which expire in 2004 and 2005. As a result of changes in ownership of SMC and Standard Life, use of the loss carry forwards of Standard Life are subject to annual limitations. The change in ownership of Savers Life will not result in additional limitations on the use of the loss carryforwards available to Standard Life. The maximum tax return operating loss carryforwards available for use by Standard Life in any one year are approximately $300,000.

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

     Due to the nature of unit-linked products issued by Standard Management International, which represent over 91% of the Standard Management International portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short term investments and fixed maturity securities. These short-term investments and fixed maturity securities are normally bought and/or disposed of only on the advice of independent consulting actuaries who perform an annual exercise comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material foreign currency mismatches are then covered by buying and/or selling the securities as appropriate.

REGULATORY FACTORS

     SMC's insurance subsidiaries are subject to regulation by the insurance regulatory authorities in the jurisdictions in which they are domiciled and the insurance regulatory bodies in the other jurisdictions in which they are licensed to sell insurance. The purpose of such regulation is primarily to ensure the financial stability of insurance companies and to provide safeguards for policyholders rather than to protect the interest of stockholders. The insurance laws of various jurisdictions establish regulatory agencies with broad administrative powers relating to the licensing of insurers and their agents, the regulation of trade practices, management agreements, the types of permitted investments and maximum concentration, deposits of securities, the form and content of financial statements, rates charged by insurance companies, sales literature and insurance policies, accounting practices and the maintenance of specified reserves, capital and surplus. Each of SMC's insurance subsidiaries is required to file detailed periodic financial reports with supervisory agencies in certain of the jurisdictions in which it does business.

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

     Pursuant to the management services agreement with Standard Management, Standard Life paid Standard Management a monthly fee of $150,000 during 1996 and 1995 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. The management service agreement between Standard Management and Standard Life for 1997 has been renegotiated to increase the monthly fee to $166,667 (annual fee of $2,000,000). This amended management service agreement has been approved by the Commissioner of the Indiana Department of Insurance. Pursuant to the management service agreement with Standard Life, Dixie National Life paid fees of $1,524,000 for the year ended December 31, 1996. The Mississippi Department of Insurance has approved a decrease of the monthly payment to $83,333 (annual fee of $1,000,000) from Dixie National Life to Standard Life in 1997. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi departments of insurance in the event of financial hardship of Standard Life or Dixie National Life.

     Dividends from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Also, regulatory approval is required when dividends to be paid exceed unassigned surplus. For the year ended December 31, 1996, Standard Life reported statutory net gain from operations of $1,427,000, statutory surplus of $22,970,000 and unassigned surplus of, $1,140,000. Standard Life anticipates paying dividends of approximately $1,600,000 in 1997 and the approval of the Commissioner of the Indiana Department of Insurance will be required. Standard Life has declared a dividend of $1,000,000 to be paid in April 1997.

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

     The NAIC calculates twelve financial ratios based on statutory financial statements ("IRIS ratios") to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark for analysis, and a company's variation from this range may be either favorable or unfavorable. State insurance departments may make inquiries of SMC when at least four IRIS ratios are outside the usual range. These inquiries could lead to restrictions on the amount of business that may be written in an individual state. The following table presents the IRIS ratios as determined by the NAIC for SMC's insurance subsidiaries which varied from the "usual range" for 1996.

                                                                                                     REPORTED
             COMPANY                                 RATIO NAME                    USUAL RANGE        VALUE
             -------                                 ----------                    -----------       --------
Standard Life.....................    Change in Capital and Surplus                 50 to -10           78
                                      Change in Premium                             50 to -10          218
                                      Change in Product Mix                          5.0 to -          5.4
Dixie National Life...............    Change in Capital and Surplus                 50 to -10          -38
                                      Net Income to Total Income                        -to 0          -16
                                      Surplus Relief                                10 to -10           15
                                      Change in Premium                             50 to -10          115
                                      Change in Reserving Ratio                     20 to -20          -25

     Explanation of Ratios:

     Change in Capital and Surplus. These ratios, calculated on a gross and net basis, are a measure of improvement or deterioration in the company's financial position during the year. The negative value for Dixie National Life is primarily due to losses from operations incurred by Dixie National Life for the year ended December 31, 1996.

     Change in Premium. This ratio represents the percentage change in premium from prior to current years.

     Change in Product Mix. This ratio represents the average change in the percentage of total premium from each product line during the year.

     Net Income to Total Income. This ratio is a measure of the company's profitability. The negative value for Dixie National Life is primarily due to the losses from operations incurred by Dixie National Life for the year ended December 31, 1996.

     Surplus Relief. The positive ratio for Dixie National Life results from a financial reinsurance agreement at December 31, 1996. See "-- Reinsurance."

     Change in Reserving Ratio. The change in reserving ratio represents the number of percentage points of difference between the reserving ratio for current and prior years.

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

EMPLOYEES

     As of March 31, 1997, SMC had 93 employees: Standard Life had 59 employees, Standard Management International had 12 employees (3 of whom are covered by a collective bargaining agreement), Standard Marketing had 12 employees, and Standard Management had 10 employees. SMC believes that its future success will depend, in part, on its ability to continue to attract and retain highly-skilled technical, marketing, support and management personnel. Management believes that it has excellent relations with its employees.

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

ITEM 3. LEGAL PROCEEDINGS

     John J. Quinn, a former officer and director of SMC, was appointed as the Indiana Commissioner of Insurance in February 1997. In connection with that appointment he resigned as an officer and director of SMC effective as of April 15, 1997. He subsequently declined such appointment. On June 19, 1997, Mr. Quinn commenced an action in the Superior Court of Marion County, Indiana, against SMC claiming that his employment agreement contained a provision to the effect that, following a termination of his employment with SMC under certain circumstances, Mr. Quinn would be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC to Mr. Quinn on the date of termination, whether or not such options were then exercisable, by the highest per share fair market value of the SMC Common Stock on any day during the six-month period ending on the date of termination. Upon payment of such amount, such unexercised stock options would be deemed to have been surrendered and canceled. Mr. Quinn further claims that his employment agreement contained an additional provision that he would be entitled to receive a lump sum payment equal to two years of annual salary, following termination of employment. Mr. Quinn has asserted to SMC that he is entitled to a lump sum termination payment of $1,654,000, and liquidated damages not exceeding $3,308,000, by virtue of his voluntarily leaving SMC's employment.

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

                                    PART II

ITEM 5. MARKET FOR SMC COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     SMC Common Stock trades on Nasdaq under the symbol "SMAN." The following table sets forth, for the periods indicated, the range of the high and low sales prices of SMC Common Stock as reported by Nasdaq (after adjustment for the May 17, 1996 5% stock dividend). SMC has never paid dividends on its Common Stock. At the close of business on March 28, 1997 there were approximately 206 holders of record of the outstanding shares of SMC Common Stock. Although SMC Common Stock is traded on Nasdaq, no assurance can be given as to the future price of or the markets for SMC Common Stock.

                                                                     SMC
                                                                COMMON STOCK
                                                             -------------------
                                                              HIGH         LOW
                                                              ----         ---
1995
  Quarter ended March 31, 1995.............................  $4.881       $2.857
  Quarter ended June 30, 1995..............................   4.881        3.571
  Quarter ended September 30, 1995.........................   6.071        4.286
  Quarter ended December 31, 1995..........................   4.881        4.167
1996
  Quarter ended March 31, 1996.............................   4.524        3.571
  Quarter ended June 30, 1996..............................   5.250        3.690
  Quarter ended September 30, 1996.........................   5.500        4.000
  Quarter ended December 31, 1996..........................   5.375        4.000

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

                                                                   YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                              1996           1995           1994           1993           1992
                                              ----           ----           ----           ----           ----
STATEMENT OF
  OPERATIONS DATA:
Premium income............................    $10,468(d)     $ 5,504        $ 4,565        $ 5,511        $ 4,140
Investment Activity:
  Net investment income...................     20,871         18,517         16,057         12,171          9,406
  Net realized investment gains...........      1,302            688            558          6,980          1,726
Total revenues............................     40,307         30,238         26,518         26,542         15,873
Class action litigation and settlement
  costs (credit)..........................         --           (314)         4,018             47             --
Interest expense and financing costs......        805            118             47            519          1,628
Total benefits and expenses...............     36,772(d)      28,682         30,032         22,099         17,228
Income (loss) before income taxes,
  extraordinary gain (charge) and
  cumulative effect of change in
  accounting principle....................      3,535          1,556         (3,514)         4,443(h)      (1,354)(i)(j)
Income (loss) before extraordinary gain
  (charge) and cumulative effect of change
  in accounting principle.................      4,265(e)       1,313         (3,436)         2,984(h)      (1,289)(i)(j)
Net income (loss).........................      4,767(f)       1,313         (3,436)         2,132         (1,400)(i)
PER SHARE DATA: (b)
Income (loss) per share before
  extraordinary gain (charge) and
  cumulative effect of change in
  accounting principle....................      $0.84(e)       $0.25         $(0.62)         $0.74(h)      $(0.74)(i)(j)
Net income (loss).........................      $0.93(f)       $0.25         $(0.62)         $0.53         $(0.80)(i)
Weighted average number of common and
  common equivalent shares outstanding....  5,250,094      5,345,937      5,504,039      4,013,893      1,756,894
Book value per common share outstanding at
  period end..............................      $7.95          $7.73          $4.27          $7.82          $3.22
Book value per common share outstanding,
  excluding unrealized gain (loss) on
  securities available for sale...........      $8.09(g)       $7.23(g)       $6.81(g)       $7.82          $3.22
Common shares outstanding at period end...  5,024,270      5,205,425      5,291,455      4,954,676      1,565,801
BALANCE SHEET DATA (AT PERIOD END):
Invested assets...........................   $370,138       $280,597       $224,926       $199,413       $153,106
Assets held in separate accounts..........    128,546        122,705         94,301        107,173             --
Total assets..............................    628,413        479,598        373,524        354,431        197,860
Long-term debt, notes payable and capital
  lease obligations.......................     20,697          4,191            695             --         20,750
Class S Cumulative Convertible Redeemable
  Preferred Stock.........................      1,757             --             --             --             --
Shareholders' equity......................     39,919         40,242         22,610         36,914          4,807
Ratio of debt to total
  capitalization(c).......................         36%             9%             3%            --             81%

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

(g) Excludes the effect of reporting securities available for sale at fair value and recording the unrealized gain or loss on such securities as a component of shareholders' equity, net of tax and other adjustments, which SMC began to do in 1994. Such adjustments are in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as described in the notes to the consolidated financial statements included in SMC's Consolidated Financial Statements, included elsewhere herein.

(h) Before deduction of extraordinary charge of $1,301 ($.32 per share) on early extinguishment of long-term debt and cumulative effect of change in accounting principle of $449 ($.11 per share) from applying the new method of accounting for income taxes.

(i) Includes a $1,325 allowance for losses ($1,221 after taxes) to reflect the fair value of property collateralizing a $3,200 mortgage loan which was subsequently foreclosed.

(j) Before deduction of extraordinary charge of $110 ($.06 per share) to write off unamortized deferred debt issuance costs in connection with retirement of previously outstanding debt.

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

     Product Profitability. Margins on life insurance and annuity products are affected by interest rate fluctuations. Rising interest rates would result in a decline in the market value of assets. However, as there are positive cash flows from renewal premiums, investment income and maturities of existing assets, the need for early disposition of investment assets to meet operating cash flow requirements would be unlikely. Rising interest rates would also result in available cash flows from maturities being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A sharp, sudden rise in the interest rate environment without a concurrent increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of surrenders would be to reduce earnings over the long term. Earnings in the period of the surrender could increase or decrease depending on whether surrender charges were applicable and whether such changes differed from the write-off of related deferred acquisition costs or present value of future profits.

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

     The activity related to the present value of future profits of the business acquired or recaptured for SMC is summarized as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                               1996         1995            1994
                                                               ----         ----            ----
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of year................................  $15,246      $ 8,299         $9,144
  Additions during the year from acquisitions and
     recaptures.............................................   10,348        7,901             --
  Deletions during the year from disposal of subsidiaries...     (733)          --             --
  Net amortization during the year..........................   (1,249)        (780)          (845)
  Adjustments relating to net unrealized (gains) losses on
     securities available for sale..........................      194         (174)            --
                                                              -------      -------         ------
Balance at end of year......................................  $23,806      $15,246         $8,299
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

     The discount rate used to calculate the present value of future profits for business acquired prior to November 19, 1992, reflected in SMC's December 31, 1996 consolidated balance sheet ranged from 7.5% to 18%. SMC used a 15% discount rate to calculate the present value of future profits on the business of the Dixie National Life acquisition, which is being amortized over 30 years as the majority of the present value of future profits related primarily to the ordinary life business. SMC used a 15% discount rate to calculate the present value of future profits on the business of the Shelby Life acquisition, which is being amortized over 20 years based on the mix of annuity and life business in Shelby Life.

     Acquisition of Blocks of Business. SMC's growth strategy includes the acquisition of in force blocks of business through assumption reinsurance agreements. SMC has not used assumption reinsurance for the purpose of acquiring any third-party business other than in connection with the acquisition of the Midwest Block in 1992. The accounting recognition given these acquisitions is dependent upon the type of business acquired. FPDAs and payout annuities are recorded at full account value. Funds received are recorded as invested assets. The excess of the liabilities assumed over assets received is recorded as the present value of future profits and amortized in relation to expected gross profits.

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

     Amortization of DAC was $1,221,000, $1,142,000 and $262,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in current year amortization expense resulted primarily from increased amortization of DAC as gross profits from business sold in recent years began to emerge. DAC of $18,078,000 at December 31, 1996 and additions to policy acquisition costs of $6,169,000 for business produced during the year ended December 31, 1996 are generally being amortized over the expected lives of the policies, a period of approximately 20 years, in a constant relationship to the present value of estimated future gross profits. Interest is being accreted at 7% during year one and 5% thereafter, the projected crediting rate on the policies. DAC is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains. The offset to these amounts is recorded directly to shareholders' equity, net of taxes. Future expected amortization of DAC for the next five years before the effect of net realized and unrealized gains and losses, based on DAC at December 31, 1996 and current assumptions, is as follows:

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

     Costs relating to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins. At the time of issuance, the acquisition expenses, approximately 12.7% of initial annuity premium deposits and 50% of premiums from universal and interest-sensitive life products for SMC, are capitalized as DAC. In accordance with SFAS No. 97, DAC with interest is amortized over the lives of the policies in a constant relationship to the present value of estimated future gross profits.

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

DISCUSSION OF CHANGES IN THE CONSOLIDATED STATEMENT OF OPERATIONS FROM YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Operating Income. The income from operations (before net realized investment gains, gain on disposal of subsidiaries and reduction in accruals of certain legal expenses) was $1,174,000 in 1996, or $.24 per share, compared to $461,000 for 1995, or $.09 per share. The change resulted primarily from international operations producing income from operations of $1,218,000 compared to a loss of $(22,000) for 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1996 and 1995, and increased value of assets under management, coupled with a decrease in marketing costs in 1996 when compared to 1995. The income (loss) from operations in the United States decreased to $(44,000) in 1996 compared to $483,000 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase Common Stock, Class S Preferred Stock and the purchase of Shelby Life and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

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

     Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $42,347,000 compared to $17,524,000 for the years ended December 31, 1996 and 1995, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $51,254,000 for the year ended December 31, 1996 compared to $37,614,000 for the year ended December 31, 1995. The increase is the result of an aggressive marketing campaign implemented by Standard Life with increased crediting interest rates. First year interest crediting rates were increased approximately 1% on certain FPDAs sold after April 1, 1996. Also contributing to the increase in premiums is the continued development of SMC's distribution system through marketing support from Standard Marketing and an increase in the agency base achieved through the recruitment of larger managing general agencies and expanding geographical concentration into the Mid-South and California. Since SMC's operating income is primarily a function of its investment spreads, persistency of annuity in force business mortality experience and operating expenses, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

     SMC also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement from 70% to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium deposits by $8,907,000 in the year ended December 31, 1996 compared to $20,090,000 in 1995.

     Net Investment Income. Net investment income increased $2,354,000 or 13% to $20,871,000 for the year ended December 31, 1996 from $18,517,000 for 1995. The increase primarily resulted from an increase in total invested assets (amortized cost) of approximately 32% from 1995 to 1996, most of which occurred in the fourth quarter due to the acquisition of Shelby Life. The weighted average net yield on SMC's invested assets was 7.32% for both years ended December 31, 1996 and 1995. The continued growth in SMC's total invested assets reflects increased sales of FPDAs and the inclusion of the invested assets of Dixie National Life of approximately $26,400,000 and Shelby Life of approximately 100,400,000 in the consolidated balance sheet effective October 2, 1995 and November 1, 1996, respectively, which was offset by the invested assets ceded in the GIAC reinsurance transaction of approximately $18,000,000.

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

     The combined effect of the pre-tax gain on the sale of First International and related contracts, and the Standard Reinsurance write-offs, was $886,000 pre-tax and $2,306,000 after tax in the first quarter of 1996.

     Policy Charges. Policy charges, which represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $84,000 or 3% to $2,551,000 for the year ended December 31, 1996 compared to $2,467,000 for the year ended December 31, 1995. The increase in policy charges resulted from an increase in policy surrender charges on FPDAs of $254,000 and the inclusion of Dixie National Life and Shelby Life in operating results for periods after October 2, 1995 and November 1, 1996, respectively, for an increase of $1,359,000 which offset a decrease of $1,502,000 for the absence of policy charges from SMC's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1996.

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

     Management Fees and Similar Income from Separate Accounts. Management fees and similar income from separate accounts consists of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $270,000 or 21% to $1,564,000 for the year ended December 31, 1996 from $1,294,000 for the year ended December 31, 1995. This increase is due primarily to an increase in the value of assets held in separate accounts from $94,301,000 at December 31, 1994 to $128,546,000 at December 31, 1996 and to
higher service fees being levied on certain transactions. Net deposits from sales of unit-linked products by Standard Management International were $16,902,000 and $31,793,000 for the years ended December 31, 1996 and 1995, respectively. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

     Other Income. Other income increased $897,000 or 236% to $1,277,000 for the year ended December 31, 1996 compared to $380,000 for 1995. The increase resulted primarily from administration fees of $316,000 and the reserve and experience refund adjustments in connection with the agreements with GIAC and increased commissions received by Standard Marketing from the sale of unaffiliated products.

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

     Interest Credited on Interest Sensitive Annuities and Other Financial Products. Interest credited on interest sensitive annuities and other financial products was $11,281,000 for the year ended December 31, 1996, an increase of $1,272,000 or 13% from $10,009,000 for the comparable prior year period. The increase resulted primarily from SMC's increase of credited interest rates on new annuity sales and the increases in the growth in policy reserves for FPDAs from sales and the inclusion of Shelby Life in the operations results effective November 1, 1996. At December 31, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.35% compared to 5.27% at December 31, 1995.

     Salaries and Wages. Salaries and wages were $5,053,000 for the year ended December 31, 1996, an increase of $352,000 or 7% from $4,701,000 for the comparable prior year period. This increase was caused primarily by an increase in incentive compensation expense of $315,000 for the increase in income for the year ended December 31, 1996.

     Amortization. Amortization expense primarily includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $548,000 or 27% to $2,592,000 for the year ended December 31, 1996 from $2,044,000 for the year ended December 31, 1995. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge and increased surrenders and their corresponding increase in the amortization of deferred acquisition costs, and from an increase of $602,000 for the amortization of present value of future profits for the acquisitions of Dixie National Life, Shelby Life and National Mutual. These items more than offset reduced amortization of excess of cost over net assets acquired of $46,000 and present value of future profits of $120,000 due to the sale of First International.

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

     Interest Expense and Financing Costs. Interest expense and financing costs increased $687,000 or 582% to $805,000 for the year ended December 31, 1996 from $118,000 for the year ended December 31, 1995. The increase in interest expense and financing costs during 1996 resulted primarily from the borrowing on an Amended Revolving Line of Credit Agreement with a bank ("the Amended Credit Agreement"). The borrowing under the Amended Credit Agreement and the original credit agreement primarily occurred after December 31, 1995 in connection with the acquisition of Shelby Life and the repurchase of Common Stock and Class S Preferred Stock.

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

     Federal Income Taxes. Federal income tax expense (credit) was $(730,000) for the year ended December 31, 1996, compared to $243,000 for the year ended December 31, 1995. The large credit in 1996 is primarily due to tax benefits of $1,420,000 related to the sale of First International and also from the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International of $472,000 not being subject to United States income tax.

     Extraordinary Gain on Early Redemption of Redeemable Preferred
Stock. Extraordinary gains are recorded on the early redemption of the Class S Preferred Stock for the amount by which SMC is able to repurchase the Class S Preferred Stock below its book value plus accumulated and unpaid dividends. SMC may continue to repurchase these shares if holders of the Class S Preferred Stock are willing to sell at a substantial discount to book value. The extraordinary gain was $502,000 for the year ended December 31, 1996 compared to no gain for the prior comparable period.

DISCUSSION OF CHANGES IN THE CONSOLIDATED STATEMENT OF OPERATIONS FROM YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

     Operating Income. The income from operations (before net realized investment gains and class action litigation and settlement costs) increased to $461,000, or $.09 per share, from $293,000, or $.06 per share, for 1995 and
1994, respectively. The increase resulted from U.S. operations producing income from operations of $483,000 compared to a U.S. loss from operations of $(720,000) for 1995 and 1994, respectively. The U.S. operating gains resulted primarily from increased interest spreads on an increasing asset base due to annuity sales in 1995 and 1994. The improvement in U.S. operations was offset by a decline in international income from operations from $1,013,000 in 1994 to a loss of $(22,000) in 1995 as the costs of resuming marketing were absorbed.

     Premium Income. GAAP premium income for 1995 was $5,504,000, an increase of 21% from $4,565,000 for 1994. Increased premium income resulted primarily from the inclusion of Dixie National Life in the results of operations effective October 2, 1995.

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

     Amortization of Excess of Net Assets Acquired Over Acquisition
Cost. Amortization of negative goodwill increased 31% to $1,388,000 for 1995 compared to $1,063,000 for 1994 due to a reallocation of the purchase price of Standard Management International in the fourth quarter of 1994 which increased negative goodwill.

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

     Other Income. Other income increased 7% to $380,000 for 1995 from $356,000 in 1994. The increase primarily resulted from commissions received by Standard Marketing from the sale of unaffiliated products and to a lesser extent the inclusion of Dixie National Life in the results of operations after October 2, 1995. These increases more than offset any loss of fee income generated by Standard Advertising which was sold in early 1995.

     Benefits and Claims. Benefits and claims increased 3% to $5,791,000 for 1995 from $5,603,000 for 1994. The increase in benefits and claims resulted primarily from an increase in death benefits in 1995 when compared to the favorable mortality experience in 1994. Mortality experience is volatile and these trends are not predictable from period to period.

     Interest Credited on Interest-Sensitive Annuities and Other Financial Products. Interest credited on interest-sensitive annuities and other financial products was $10,009,000 for 1995, an increase of $1,333,000 or 15% from $8,676,000 for the prior year. The increase resulted primarily from increases in interest credited from the growth in policy reserves for FPDAs. This more than offset any decreases from the decline in credited interest rates on interest-sensitive annuities and other financial products. At December 31, 1995, the weighted average interest credited rate for Standard Life's interest-sensitive annuities and other financial product liabilities was 5.27% compared to 5.82% at December 31, 1994.

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

     Amortization. Amortization expense for 1995 was $2,044,000, an increase of $829,000, or 68%, from $1,215,000 for the prior year. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge and from the amortization of present value of future profits for the acquisition of Dixie National Life, which more than offset reduced amortization of present value of future profits on previous acquisitions as persistency of the purchased business began to improve.

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

     In April 1993, Standard Management instituted a program to repurchase SMC Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. Standard Management had repurchased 979,453 shares of SMC Common Stock for $4,747,000 as of December 31, 1996. The repurchases of 419,026 shares in 1996 have been paid for through additional borrowing under the Amended Credit Agreement. At December 31, 1996, Standard Management was authorized to purchase an additional 771,771 shares under this program.

     In February 1996, Standard Management instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated transactions. As of December 31, 1996, Standard Management had repurchased and retired 140,111 shares of its Class S Preferred Stock for $949,000.

     At March 31, 1997, Standard Management had "parent company only" cash and short-term investments of $578,000. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses (not including class action litigation and settlement costs and interest expense) were $3,470,000 and $2,793,000 for the years ended December 31, 1996 and 1995, respectively.

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

     At April 1, 1995, Standard Management sold its property and equipment to an unaffiliated leasing/ financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby Standard Management pays a monthly rental amount of $45,000. Standard Management charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after April 1, 1995. The amount of the rental income received from Standard Management's subsidiaries was $853,000 for 1996.

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

     The Amended Credit Agreement permits Standard Management to borrow up to $16,000,000 in the form of a seven-year reducing revolving loan arrangement. Standard Management has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, Standard Management issued warrants to the bank to purchase 61,500 shares of SMC Common Stock. Borrowing under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and SMC Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of Standard Management, to be: (i) a fluctuating rate of interest based on corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667,000 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for Standard Management and certain investment and indebtedness limitations. At December 31, 1996, Standard Management had borrowed $16,000,000 under the Amended Credit Agreement at a weighted average interest rate of 8.849%. SMC has received a commitment to increase the Amended Credit Agreement to $20,000,000 to finance the acquisition of Savers Life.

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

     Commencing January 1, 1995, Standard Life began to reinsure a portion of its annuity business. This reinsurance agreement has allowed SMC to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. Standard Life's largest annuity reinsurer at December 31, 1996, Winterthur, is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. Winterthur limits dividends and other transfers by Standard Life to Standard Management or affiliated companies in certain circumstances.

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

     International Operations. The consolidated balance sheet of SMC at December 31, 1996, includes a $2,775,000 credit representing negative goodwill on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to SMC statement of operations.

     Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1996 and 1995 due to accumulated losses. Premier Life (Bermuda) did not pay dividends in 1996 and 1995. SMC does not anticipate any dividends from these companies in 1997.

     Due to the nature of unit-linked products issued by Standard Management International, which represent over 90% of the Standard Management International portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short-term investments and fixed maturity securities. These short term investments and fixed maturity securities are normally bought and/or disposed of only on the advice of independent consulting actuaries who perform an annual analysis comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material mismatches are then covered by adjusting the securities in the investment portfolio as appropriate.

     Pending Acquisition of Savers Life. The acquisition of Savers Life will cost approximately $14,200,000, plus acquisition costs, of which approximately $4,000,000 is to be borrowed in cash under the Amended Credit Agreement. The balance of the purchase price will be paid in shares of SMC Common Stock. SMC anticipates that existing working capital, unused proceeds from borrowings under the Amended Credit Agreement, and management fees and dividends payable by Savers Life will be adequate to cover debt service on the additional borrowings under the Amended Credit Agreement through 1998.

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

     Uncertainties Regarding Intangible Assets. Included in SMC's financial statements as of December 31, 1996 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by SMC's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the December 31, 1996 consolidated balance sheet aggregated $41,823,000 or 7% of SMC's assets. SMC has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in SMC's consolidated financial statements. SMC has determined that the assumptions utilized in the initial valuation of these assets are consistent with the current operations of SMC as of December 31, 1996.

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

     Recently Issued Accounting Standards. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is required to be adopted on December 31, 1997. At that time, SMC will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and stock warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for year ended December 31, 1996 of $.08 per share. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     STEPHEN M. COONS, age 56, has been a director of SMC since August, 1989. Mr. Coons has been General Counsel and Executive Vice President of SMC since March 1993 and has been Secretary of SMC since March 1994. He was of counsel to the law firm of Coons, Maddox & Koeller from March 1993 to December 31, 1995. Prior to March 1993, Mr. Coons was a partner with the law firm of Coons & Saint. He has been practicing law for 25 years. Mr. Coons served as Indiana Securities Commissioner from 1978 to 1983.

     RAYMOND J. OHLSON, age 47, has served as Executive Vice President and director of SMC since December 1993. He has served as President and director of Standard Marketing since August 1991. Since June 1993, Mr. Ohlson has served as President of Standard Life. Mr. Ohlson entered the life insurance business in 1971. While still in college, Mr. Ohlson qualified for the Million Dollar Round Table and is now a life member. He earned his CLU designation in 1980. Mr. Ohlson owned and operated Ohlson & Associates, an independent insurance marketing organization, from 1984 to April 1, 1994, when the assets of Ohlson & Associates were acquired by Standard Marketing.

     PAUL ("PETE") B. PHEFFER, age 46, has been Executive Vice President, Chief Financial Officer and Treasurer of SMC since May 1, 1997 and director of SMC since June 27, 1997. Prior to joining SMC, Mr. Pheffer was Senior Vice President -- Chief Financial Officer and Treasurer of Jackson National Life Insurance Company from 1994 to 1996 and prior to that was Senior Vice President -- Chief Financial Officer at Kemper Life Insurance Companies from 1992 to 1994. Mr. Pheffer, a CPA, received his MBA from the University of Chicago in 1988.

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

     RAMESH H. BHAT, age 47, has been a director of SMC since July 1989, except for the period from January 1990 to August 1990. Dr. Bhat has been practicing obstetrics and gynecology in Fort Wayne, Indiana, since 1978 and is a member of the medical staff of Parkview Memorial Hospital and partner of Northeast OB-GYN, P.C., in Fort Wayne, Indiana.

     MARTIAL R. KNIESER, age 55, has been a director of SMC since May 1990. He was Medical Director of Community Hospital Indianapolis from 1978 to 1989 and has been Medical Director of Stat Laboratory Services from 1989 to present. Dr. Knieser also has been Medical Director of Standard Life since December 1987.

     ROBERT A. BORNS, age 61, has served as Chairman of Borns Management Corporation (real estate management), Indianapolis, Indiana since 1962 and as Chairman of Correctional Management Company, L.L.C. (privatized correctional facilities), Indianapolis, Indiana since 1996. Mr. Borns serves on numerous boards, including IPALCO Enterprises, Inc., Indianapolis Power and Light Company, Indianapolis Water Company, IWC Resources Corporation, and of Heritage Partners Management, Inc. He is also a member of the Board of Trustees of Indianapolis Museum of Art, Indianapolis Symphony Orchestra, Indiana University Foundation and St. Vincent Hospital Advisory Board.

     JAMES C. LANSHE, age 51, has been a director of SMC since August 1993. From 1989 to 1997, Mr. Lanshe served as Chairman of Norex Corporation and its predecessors, a financial services holding company. From 1991 to 1997, Mr. Lanshe served as Chief Executive Officer of Norcross & Company, an investment banking firm. From 1988 to 1991 he was a partner with the law firm of Greenbauer, Boone, Treitz, Maggiolo and Brown of Louisville, Kentucky.

     Under SMC's Bylaws, as in effect on the date hereof, the SMC Board of Directors is divided into three classes, each of whose members serves for a three-year term. Messrs. Coons', Knieser's and Pheffer's terms as directors of SMC will expire on the date of SMC's 1997 Annual Meeting of Stockholders and each will be nominated to serve for an additional term of three years. Messrs. Hunter's, Stahl's and Lanshe's terms as directors of SMC expire on the date of SMC's 1998 Annual Meeting of Stockholders. Messrs. Borns', Ohlson's and Bhat's terms as directors of SMC expire on the date of SMC's 1999 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation paid to Mr. Hunter, Chief Executive Officer, and the four other highest-paid executive officers of SMC during fiscal year 1996 (the "Named Executive Officers"), for SMC's last three fiscal years:

                                                                          LONG TERM
                                                ANNUAL COMPENSATION      COMPENSATION
                                                -------------------   ------------------
                                                                            AWARDS
                                                                      ------------------
                                                                          NUMBER OF
                                                                          SECURITIES
                                       FISCAL                         UNDERLYING OPTIONS      ALL OTHER
    NAME AND PRINCIPAL POSITION         YEAR     SALARY     BONUS         GRANTED(1)       COMPENSATION(2)
    ---------------------------        ------    ------     -----     ------------------   ---------------
                                                   $          $               #                   $
Ronald D. Hunter....................    1996    $316,418   $171,996        272,895             $28,645
  Chairman of the Board                 1995     307,800     56,118        130,200              12,867
  CEO and President                     1994     300,000   30,000..             --               8,372
Raymond J. Ohlson...................    1996     211,984     85,998        145,005              12,796
  Executive Vice President and          1995     206,210     28,059         72,450               7,795
  Chief Marketing Officer               1994     201,984     20,098             --               6,342
Stephen M. Coons....................    1996     162,481     85,998         85,260                  --
  Executive Vice President,             1995     158,055     28,059         52,500                  --
  General Counsel and Secretary         1994     154,050     15,405             --                  --
John J. Quinn.......................    1996     216,641     85,998        120,750               8,084
  Executive Vice President,             1995     210,740     28,059         72,450               5,012
  Chief Financial Officer and           1994     205,400     20,540             --               4,733
  Treasurer(3)
Edward T. Stahl.....................    1996     121,924     85,998         77,070               6,000
  Executive Vice President and          1995     118,603     33,059         52,500               3,000
  Director of Corporate Development     1994     115,598     11,560             --               2,543

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

(3) SMC accepted Mr. Quinn's resignation as an officer and director of SMC effective as of April 15, 1997.

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

     Mr. Quinn was appointed as the Indiana Commissioner of Insurance in February 1997. In connection with that appointment he resigned as an officer and director of SMC effective as of April 15, 1997. He subsequently declined such appointment. On June 19, 1997, Mr. Quinn commenced an action in the Superior Court of Marion County, Indiana, against SMC. Mr. Quinn's employment agreement contained a provision to the effect that, following a termination of his employment with SMC under certain circumstances, Mr. Quinn would be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC to Mr. Quinn on the date of termination, whether or not such options were then exercisable, by the highest per share fair market value of the SMC Common Stock on any day during the six-month period ending on the date of termination. Upon payment of such amount, such unexercised stock options would be deemed to have been surrendered and canceled. Mr. Quinn further claims that his employment agreement contained an additional provision that he would be entitled to receive a lump sum payment equal to two years of annual salary, following termination of employment. Mr. Quinn has asserted to SMC that he is entitled to a lump sum termination payment of $1,654,000, and liquidated damages not exceeding $3,308,000, by virtue of his voluntarily leaving SMC's employment.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of SMC Common Stock; (i) by each stockholder known by SMC to own beneficially more than five percent (5%) of the outstanding SMC Common Stock;
(ii) by each of SMC's directors; (iii) by each of SMC's Named Executive Officers and (iv) by all directors and Named Executive Officers of SMC as a group. All amounts have been adjusted for the 5% stock dividend. This information is as of March 31, 1997 based upon Schedules 13-G filed with the SEC.

                                                           NUMBER OF SHARES            PERCENT OF TOTAL
              NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED(1)       OUTSTANDING SHARES(2)
              ------------------------                   ---------------------       ---------------------
Ronald D. Hunter.....................................            833,729(3)                  15.42%
  9100 Keystone Crossing
  Indianapolis, Indiana 46240
Ramesh H. Bhat.......................................            335,353(4)                   6.64
  9100 Keystone Crossing
  Indianapolis, Indiana 46240
Martial R. Knieser...................................            286,955(5)                   5.71
  9100 Keystone Crossing
  Indianapolis, Indiana 46240
Raymond J. Ohlson....................................            224,460                      4.29
John J. Quinn........................................            205,467(6)                   3.94
Edward T. Stahl......................................            151,623                      2.95
Stephen M. Coons.....................................            147,969(7)                   2.87
Robert A. Borns......................................             30,500                        --*
James C. Lanshe......................................              6,013                        --*
All directors, director nominees and Named Executive
  Officers as a group (nine persons).................          2,222,069                     36.68

-------------------------
 *  Less than one percent

(1) Except as otherwise noted below, each person named in the table possesses sole voting and sole investment power with respect to all shares of SMC Common Stock listed in the table as owned by such person. Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding options or warrants that are exercisable within 60 days of March 31, 1997 as follows: Mr. Hunter - 380,345, Dr. Bhat - 20,179, Dr. Knieser - 2,600, Mr. Ohlson - 203,455, Mr. Quinn - 179,200, Mr. Stahl - 118,195, Mr. Coons - 126,385, Mr. Borns - 500, Mr. Lanshe - 2,075, directors and Named Executive Officers as a group - 1,032,934.

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

Date: August 29, 1997
                                          STANDARD MANAGEMENT CORPORATION

                                                             *
                                          --------------------------------------
                                          Ronald D. Hunter
                                          Chairman, President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 29, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

*                                                Chairman, President and Chief Executive Officer
------------------------------------------       (Principal Executive Officer)
Ronald D. Hunter

*                                                Director, Executive Vice President,
------------------------------------------       Treasurer and Chief Financial Officer
Paul B. Pheffer                                  (Principal Financial Officer)

*                                                Senior Vice President -- Finance
------------------------------------------       (Principal Accounting Officer)
Gerald R. Hochgesang

*                                                Director
------------------------------------------
Raymond J. Ohlson

*                                                Director
------------------------------------------
Edward T. Stahl

*                                                Director
------------------------------------------
Stephen M. Coons

*                                                Director
------------------------------------------
Martial R. Knieser

*                                                Director
------------------------------------------
Ramesh H. Bhat

*                                                Director
------------------------------------------
James C. Lanshe

*                                                Director
------------------------------------------
Robert A. Borns

*By: /s/ RONALD D. HUNTER
     -------------------------
         Ronald D. Hunter
         Attorney-in-Fact

By: /s/ STEPHEN M. COONS
    --------------------------
         Stephen M. Coons
         Attorney-in-Fact

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

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          LIST OF FINANCIAL STATEMENTS
                                      and
                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS
                         FINANCIAL STATEMENT SCHEDULES
                          Year Ended December 31, 1996
                        STANDARD MANAGEMENT CORPORATION
                             INDIANAPOLIS, INDIANA

                        STANDARD MANAGEMENT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................   F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994..........................   F-5
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994..............   F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994..........................   F-7
Notes to Consolidated Financial Statements..................   F-8
FINANCIAL STATEMENT SCHEDULES:
The following consolidated financial statement schedules are included herein and should be read in conjunction with the
  Audited Consolidated Financial Statements.
Schedule II -- Condensed Financial Information of Registrant
  (Parent Company) for the Years Ended December 31, 1996,
  1995 and 1994.............................................  F-34
Schedule IV -- Reinsurance for the Years Ended December 31,
  1996, 1995 and 1994.......................................  F-39
Schedules not listed above have been omitted because they
are not applicable or are not required, or because the
required information is included in the Audited Consolidated
Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management Corporation

     We have audited the accompanying consolidated balance sheets of Standard Management Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated balance sheets at September 30, 1996 and 1995 or the consolidated statements of operations, shareholder's equity and cash flows for the three years ended September 30, 1996 of Standard Management International S.A. and subsidiaries, a wholly owned subsidiary group, which financial statements reflect assets totaling approximately 23% and 28% of the Company's consolidated assets at December 31, 1996 and 1995 and revenues totaling approximately 9%, 12% and 14% of consolidated revenues for each of the three years in the period ended December 31, 1996. Those financial statements, which as explained in Note 1 are included in the Company's consolidated balance sheets at December 31, 1996 and 1995, and the Company's consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Standard Management International S.A., is based solely on the report of other auditors.

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

     As discussed in Note 20 to the consolidated financial statements, the Company has restated its previously issued 1996 financial statements.

                                          Ernst & Young LLP

Indianapolis, Indiana
March 18, 1997, except for Note 20,
as to which the date is August 21, 1997

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management International S.A.

     We have audited the consolidated balance sheets of Standard Management International S.A. and subsidiaries as at September 30, 1996 and 1995 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended September 30, 1996 (none of which aforementioned financial statements are separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Luxembourg City, Luxembourg

March 12, 1997
KPMG Audit

                        STANDARD MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1995
                                                                  ----        ----
                                       ASSETS
Investments:
  Securities available for sale:
    Fixed maturity securities, at fair value
      (amortized cost: $349,151 in 1996 and $225,643 in
     1995)..................................................    $347,310    $232,092
    Equity securities, at fair value (cost: $58 in 1996 and
     $52 in 1995)...........................................          62          52
  Mortgage loans on real estate, at unpaid principal
    balances................................................       3,035       2,963
  Policy loans, at unpaid principal balances................       9,903       8,509
  Real estate, at cost less accumulated depreciation of $91
    in 1996 and $81 in 1995.................................         546         556
  Other invested assets.....................................         865       1,367
  Short-term investments, at cost, which approximates fair
    value...................................................       8,417      35,058
                                                                --------    --------
      Total investments.....................................     370,138     280,597
Cash........................................................       5,113       5,762
Accrued investment income...................................       6,198       4,637
Amounts due and recoverable from reinsurers.................      68,811      33,419
Deferred policy acquisition costs...........................      18,078      10,054
Present value of future profits, less accumulated
  amortization of $3,520 in 1996 and
  $2,803 in 1995............................................      23,806      15,246
Excess of acquisition cost over net assets acquired, less
  accumulated amortization of
  $314 in 1996 and $393 in 1995.............................       2,260       3,175
Other assets................................................       5,463       4,003
Assets held in separate accounts............................     128,546     122,705
                                                                --------    --------
      Total assets..........................................    $628,413    $479,598
                                                                ========    ========
            LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Future policy benefits:
    Interest-sensitive annuities and other financial
     products...............................................    $333,633    $212,500
    Traditional life insurance..............................      87,106      82,762
                                                                --------    --------
      Total future policy benefits..........................     420,739     295,262
  Policy claims and other policyholders' benefits and
    funds...................................................       4,585       2,572
                                                                --------    --------
                                                                 425,324     297,834
  Accounts payable and accrued expenses.....................       6,189       4,880
  Class action litigation and settlement liability..........          --       3,000
  Obligations under capital lease...........................         637       1,084
  Notes payable.............................................      20,060       3,107
  Deferred federal income taxes.............................       3,206       2,583
  Excess of net assets acquired over acquisition cost, less
    accumulated amortization of
    $3,839 in 1996 and $2,451 in 1995.......................       2,775       4,163
  Liabilities related to separate accounts..................     128,546     122,705
                                                                --------    --------
      Total liabilities.....................................     586,737     439,356
Class S Cumulative Convertible Redeemable Preferred Stock,
  par value $10 per share:
    Authorized 300,000 shares; issued and outstanding
     159,889 shares.........................................       1,757          --
Shareholders' Equity:
  Preferred Stock, no par value:
    Authorized 700,000 shares; none issued and
    outstanding.............................................          --          --
  Common Stock, no par value:
    Authorized 20,000,000 shares
    Issued 5,752,499 shares in 1996 and 5,459,573 in 1995...      40,481      39,808
  Treasury stock, at cost, 728,229 shares in 1996 and
    502,025 shares in 1995 (deduction)......................      (3,528)     (2,621)
  Unrealized gain (loss) on securities available for sale...        (746)      2,582
  Foreign currency translation adjustment...................         691       1,159
  Retained earnings (deficit)...............................       3,021        (686)
                                                                --------    --------
      Total shareholders' equity............................      39,919      40,242
                                                                --------    --------
      Total liabilities, redeemable securities and
       shareholders' equity.................................    $628,413    $479,598
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1996         1995         1994
                                                                ----         ----         ----
Revenues:
  Premium income............................................    $10,468      $ 5,504      $ 4,565
  Net investment income.....................................     20,871       18,517       16,057
  Net realized investment gains.............................      1,302          688          558
  Gain on disposal of subsidiaries..........................        886           --           --
  Policy charges............................................      2,551        2,467        2,031
  Amortization of excess of net assets acquired over
     acquisition cost.......................................      1,388        1,388        1,063
  Management fees and similar income from separate
     accounts...............................................      1,564        1,294        1,888
  Other income..............................................      1,277          380          356
                                                              ---------    ---------    ---------
       Total revenues.......................................     40,307       30,238       26,518
Benefits and expenses:
  Benefits and claims.......................................      9,919        5,791        5,603
  Interest credited on interest-sensitive annuities and
     other financial products...............................     11,281       10,009        8,676
  Salaries and wages........................................      5,053        4,701        3,910
  Amortization..............................................      2,592        2,044        1,215
  Other operating expenses..................................      7,122        6,333        6,563
  Interest expense and financing costs......................        805          118           47
  Class action litigation and settlement costs (credit).....         --         (314)       4,018
                                                              ---------    ---------    ---------
       Total benefits and expenses..........................     36,772       28,682       30,032
                                                              ---------    ---------    ---------
Income (loss) before federal income taxes, extraordinary
  gain on early redemption of redeemable preferred stock and
  preferred stock dividends.................................      3,535        1,556       (3,514)
Federal income tax expense (credit).........................       (730)         243          (78)
                                                              ---------    ---------    ---------
Income (loss) before extraordinary gain on early redemption
  of redeemable preferred stock and preferred stock
  dividends.................................................      4,265        1,313       (3,436)
Extraordinary gain on early redemption of redeemable
  preferred stock, net of $-- federal income tax............        502           --           --
                                                              ---------    ---------    ---------
NET INCOME (LOSS)...........................................      4,767        1,313       (3,436)
Preferred stock dividends...................................        208           --           --
                                                              ---------    ---------    ---------
Earnings available to common shareholders...................    $ 4,559      $ 1,313      $(3,436)
                                                              =========    =========    =========
Earnings per share:
  Income (loss) before extraordinary gain on early
     redemption of redeemable preferred stock and preferred
     stock dividends........................................       $.84         $.25        $(.62)
  Extraordinary gain........................................        .09           --           --
                                                              ---------    ---------    ---------
  NET INCOME (LOSS).........................................        .93          .25         (.62)
  Preferred stock dividends.................................        .03           --           --
                                                              ---------    ---------    ---------
  Earnings available to common shareholders.................       $.90         $.25        $(.62)
                                                              =========    =========    =========
Weighted average number of common and common equivalent
  shares outstanding........................................  5,250,094    5,345,937    5,504,039
                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                      AMOUNTS                      NUMBER OF SHARES
                                            ----------------------------   ---------------------------------
                                             1996      1995       1994       1996        1995        1994
                                             ----      ----       ----       ----        ----        ----
Common Stock:
  Balance, beginning of year..............  $39,808   $39,695   $ 36,348   5,459,573   5,457,906   4,820,739
    Issuance of common stock..............      100        --         --      20,000          --          --
    5% common stock dividend..............      850        --         --     272,926          --          --
    Issuance of common stock warrants.....      285       107         --          --          --          --
    Repurchase of common stock warrants...     (600)       --         --          --          --          --
    Gain on reissuance of treasury stock
       in connection with purchase of
       Shelby Life........................       38        --         --          --          --          --
    Issuance of common stock in connection
       with exercise of stock options.....       --         6         --          --       1,667          --
    Issued in connection with the offshore
       offering at an average per share
       price of $5.85 in 1994 less $382 in
       1994 in related issuance costs.....       --        --      3,347          --          --     637,167
                                            -------   -------   --------   ---------   ---------   ---------
  Balance, end of year....................   40,481    39,808     39,695   5,752,499   5,459,573   5,457,906
                                            -------   -------   --------   ---------   ---------   ---------
Treasury stock (at cost):
  Balance, beginning of year..............   (2,621)   (2,221)      (867)   (502,025)   (418,425)   (102,000)
    Treasury stock acquired...............   (2,126)     (400)    (1,354)   (431,026)    (83,600)   (316,425)
    5% common stock dividend..............       --        --         --     (46,402)         --          --
    Reissuance of treasury stock in
       connection with exercise of stock
       options............................        6        --         --       1,224          --          --
    Reissuance of treasury stock in
       connection with purchase of Shelby
       Life...............................    1,213        --         --     250,000          --          --
                                            -------   -------   --------   ---------   ---------   ---------
  Balance, end of year....................   (3,528)   (2,621)    (2,221)   (728,229)   (502,025)   (418,425)
                                            -------   -------   --------   ---------   ---------   ---------
Unrealized gain (loss) on securities:
  Balance, beginning of year..............    2,582   (13,411)        (4)
    Change in unrealized gain (loss) on
       securities available for sale,
       net................................   (3,328)   15,993    (14,538)
    Cumulative effect of adoption of SFAS
       No. 115 as of January 1, 1994 (net
       of deferred federal income taxes of
       $583)..............................       --        --      1,131
                                            -------   -------   --------
  Balance, end of year....................     (746)    2,582    (13,411)
                                            -------   -------   --------
Foreign currency translation adjustments:
  Balance, beginning of year..............    1,159       546         --
    Translation adjustments for the
       year...............................     (468)      613        546
                                            -------   -------   --------
  Balance, end of year....................      691     1,159        546
                                            -------   -------   --------
Retained earnings (deficit):
  Balance, beginning of year..............     (686)   (1,999)     1,437
    Net income (loss).....................    4,767     1,313     (3,436)
    5% common stock dividend, plus cash in
       lieu of fractional shares..........     (850)       --         --
    Loss on reissuance of treasury
       stock..............................       (2)       --         --
    Preferred stock dividend..............     (208)       --         --
                                            -------   -------   --------
  Balance, end of year....................    3,021      (686)    (1,999)
                                            -------   -------   --------
Total shareholders' equity and common
  shares outstanding......................  $39,919   $40,242   $ 22,610   5,024,270   4,957,548   5,039,481
                                            =======   =======   ========   =========   =========   =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1995        1994
                                                                ----        ----        ----
OPERATING ACTIVITIES
Net income (loss)...........................................  $   4,767   $   1,313   $  (3,436)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Amortization of deferred policy acquisition costs.........      1,221       1,142         262
  Policy acquisition costs deferred.........................     (6,169)     (1,863)     (5,462)
  Class action litigation and settlement liability..........         --        (655)      3,655
  Deferred federal income taxes.............................        158         353         (80)
  Depreciation and amortization.............................        544          78         513
  Future policy benefits and reinsurance recoverable........      4,143       6,533       2,490
  Policy claims and other policyholders' benefits and
    funds...................................................        642        (260)        (33)
  Net realized investment gains.............................     (1,302)       (688)       (558)
  Accrued investment income.................................       (770)        347      (1,226)
  Extraordinary gain on early redemption of redeemable
    preferred stock.........................................       (502)         --          --
  Other.....................................................     (1,006)         31       1,097
                                                              ---------   ---------   ---------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES......      1,726       6,331      (2,778)
FINANCING ACTIVITIES
Issuance of Common Stock, net...............................         --           6       3,347
Borrowings, net of debt issuance costs of $208 in 1996 and
  $81 and 1995..............................................     16,792       2,923          --
Repayments on long-term debt and capital lease obligation...       (491)       (353)         --
Short-term borrowings, net..................................         --        (550)        550
Premiums received on interest-sensitive annuities and other
  financial products credited to policyholder account
  balances, net of premiums ceded...........................     42,347      17,524      53,490
Return of policyholder account balances on
  interest-sensitive annuities and other financial products,
  net of premiums ceded.....................................    (17,356)    (17,852)    (10,922)
Redemption of redeemable preferred stock....................       (949)         --          --
Repurchase of Common Stock warrants.........................       (600)         --          --
Proceeds from common and treasury stock sales...............        100          --          --
Purchase of Common Stock for treasury.......................     (2,126)       (400)     (1,353)
                                                              ---------   ---------   ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............     37,717       1,298      45,112
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
  Purchases.................................................   (249,638)   (183,183)   (307,358)
  Sales.....................................................    194,244     191,477     253,773
  Maturities................................................     10,254       7,812       3,768
Purchase of Shelby Life Insurance Company, less cash
  acquired of $32...........................................    (14,618)         --          --
Dividends paid by Shelby Life Insurance Company to former
  parent....................................................     (3,000)         --          --
Purchase of Dixie National Life Insurance Company, less cash
  acquired of $4,626........................................         --      (3,393)         --
Purchase of Standard Management International, less cash
  acquired of $314..........................................         --          --         (67)
Short-term investments, net.................................     11,890     (21,662)      2,104
Other investments, net......................................       (551)      4,082         763
Proceeds from sale of property and equipment under capital
  lease.....................................................         --       1,396          --
Proceeds from sale of First International Life Insurance
  Company, less cash transferred to seller of $265..........     11,327          --          --
                                                              ---------   ---------   ---------
      NET CASH USED BY INVESTING ACTIVITIES.................    (40,092)     (3,471)    (47,017)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash.............................       (649)      4,158      (4,683)
Cash at beginning of year...................................      5,762       1,604       6,287
                                                              ---------   ---------   ---------
CASH AT END OF YEAR.........................................  $   5,113   $   5,762   $   1,604
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

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                               ------------------
                                                                1996       1995
                                                                ----       ----
Revenues...................................................    $49,344    $45,097
Income (loss) before extraordinary gain....................      4,695        (90)
Net income (loss)..........................................      5,197        (61)
Income (loss) per common share and common equivalent share
  before extraordinary gain................................        .85       (.01)
Net income (loss) per common share.........................    $   .94    $  (.01)

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

     On March 18, 1996, Standard Life completed the sale of a duplicate charter associated with First International Life Insurance Company ("First International") to The Guardian Insurance and Annuity

                        STANDARD MANAGEMENT CORPORATION

3. ACQUISITIONS AND DISPOSALS (CONTINUED)
Company, Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, NY. Standard Life received proceeds of approximately $10,393, including $1,500 for the charter and licenses associated with First International. Standard Life realized a net pretax gain of $1,042 and a tax benefit of $1,420 on this sale, or $2,462 ($.47 per share). In addition, First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to continue to receive the profit stream from the majority of First International's in force business at the date of sale (See Note 10).

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
                                                     =======   =======   =======

     The activity related to the present value of future profits of the business acquired for the Company is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1996       1995       1994
                                                        ----       ----       ----
Balance at beginning of year.......................    $15,246    $ 8,299    $ 9,144
  Additions during the year from acquisitions......     10,348      7,901         --
  Deletions during the year from disposal of
     subsidiaries..................................       (733)        --         --
  Interest accreted on unamortized balance.........      2,563      1,566      1,461
  Amortization during the year.....................     (3,812)    (2,346)    (2,306)
  Adjustments relating to net unrealized (gain)
     loss on fixed maturities available for sale...        194       (174)        --
                                                       -------    -------    -------
Balance at end of year.............................    $23,806    $15,246    $ 8,299
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

     The discount rate used to calculate the present value of future profits reflected in the Company's consolidated balance sheet at December 31, 1996, ranged from 7.5% to 18%. The Company used a 15% discount rate to calculate the present value of future profits on the Shelby Life and Dixie National Life acquisitions.

6. NOTES PAYABLE

     SMC has outstanding borrowings at December 31, 1996 pursuant to an Amended Revolving Line of Credit Agreement with a bank (the "Amended Credit Agreement") that provides for it to borrow up to $16,000 in the form of a seven-year reducing revolving loan arrangement. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 61,500 shares of Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock") and Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowings under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a

                        STANDARD MANAGEMENT CORPORATION

6. NOTES PAYABLE (CONTINUED)
fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements for SMC, positive net income, minimum statutory surplus requirements for the Company's insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets. At December 31, 1996, SMC had borrowed $16,000 under this Amended Credit Agreement at a weighted average interest rate of 8.849%.

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

7. INCOME TAXES

     The components of the federal income tax expense (credit), applicable to earnings before extraordinary gains, was as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                       ----------------------------
                                                       1996        1995        1994
                                                       ----        ----        ----
Current tax provision (benefit)....................    $(888)      $(110)      $  2
Deferred tax provision (benefit)...................      158         353        (80)
                                                       -----       -----       ----
                                                       $(730)      $ 243       $(78)
                                                       =====       =====       ====

                        STANDARD MANAGEMENT CORPORATION

7. INCOME TAXES (CONTINUED)
     The effective tax rate on pre-tax income before extraordinary gain is lower than the statutory corporate federal income tax rate as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1996        1995        1994
                                                        ----        ----        ----
Federal income tax statutory rate..................         34%        34%          34%
                                                       =======      =====      =======
Federal income tax expense (credit) at statutory
  rates............................................    $ 1,202      $ 529      $(1,195)
Amortization of excess of acquisition cost over net
  assets acquired..................................         41         37           33
Small insurance company deduction..................         --       (128)        (290)
Non recognition of losses in SMC consolidated
  return and in foreign subsidiaries...............        543        372          290
Class action litigation and settlement costs.......         --       (107)       1,366
Amortization of excess of net assets acquired over
  acquisition cost.................................       (472)      (472)        (361)
Tax benefit from disposal of subsidiary............     (1,420)        --           --
Release of reserve for tax adjustments.............       (325)        --           --
Other items, net...................................       (299)        12           79
                                                       -------      -----      -------
  Federal income tax expense (credit)..............    $  (730)     $ 243      $   (78)
                                                       =======      =====      =======
  Effective tax rate...............................        (21)%       16%           2%
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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in the Company's deferred tax assets (liabilities) are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1996         1995
                                                               ----         ----
Deferred income tax assets:
  Unrealized loss on securities available for sale........    $   355      $    --
  Future policy benefits..................................      8,267        6,902
  Capital and net operating loss carryforwards............      7,719        7,230
  Other-net...............................................      1,385          864
                                                              -------      -------
     Gross deferred tax assets............................     17,726       14,996
  Valuation allowance for deferred tax assets.............     (8,750)      (8,680)
                                                              -------      -------
     Deferred income tax assets, net of valuation
       allowance..........................................      8,976        6,316
Deferred income tax liabilities:
  Unrealized gain on securities available for sale........         --       (1,961)
  Present value of future profits.........................     (8,093)      (5,184)
  Deferred policy acquisition costs.......................     (4,089)      (1,754)
                                                              -------      -------
     Total deferred income tax liabilities................    (12,182)      (8,899)
                                                              -------      -------
  Net deferred income tax assets (liabilities)............    $(3,206)     $(2,583)
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

     Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1995
                                                                 ----      ----
Net income -- as reported...................................    $4,767    $1,313
Net income -- pro forma.....................................     3,847       685
Earnings per share -- as reported...........................       .93       .25
Earnings per share -- pro forma.............................    $  .73    $  .13

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

     As part of the acquisition of First International by SMC in 1992, Standard Life entered into an indemnity reinsurance agreement with First International effective July 1, 1992. This business was subsequently assumed by Standard Life effective January 1, 1993. At the date of the sale of First International to GIAC, Standard Life ceded this block of business with policy reserves of $12,514 and related assets to GIAC. This block of business ("Block III") consisted of term life policies (not issued in New York, New Jersey or Vermont) issued after 1988 and immediate and deferred annuities (not issued in New York, New Jersey and Vermont) and lottery annuities. Standard Life will continue to receive profits from Block III through experience rating refunds from GIAC on Block III.

     Standard Life received an administration fee of $316 for the year ended December 31, 1996 from First International for the administration of the Block I and Block II policies that were in force at the time of the sale of First International.

     In June 1988, Standard Life ceded a block of business to National Mutual Life Insurance Company ("National Mutual"). Effective May 31, 1996, Standard Life terminated by recapture the reinsurance agreement with National Mutual. As a result of this recapture, Standard Life received assets of $4,826 and liabilities of $4,826, primarily ordinary life policies. In connection with this transaction, Standard Life agreed to pay National Mutual a recapture fee of $1,200 and Standard Life collected administration fees of $375 related to services provided in prior years that had not been recorded previously due to uncertainty as to collection. The net proceeds of $825 were recorded as the present value of the future profits on this block of business, which is being amortized in proportion to the emergence of profits over 20 years (See Note 20). The premium income, and corresponding increase in reserves, of $4,234 recorded in connection with the recapture will not recur in the future.

11. RELATED PARTY TRANSACTIONS

     The Company paid legal fees of $23 and $114 in 1995 and 1994, respectively, to a law firm of which a partner is a director and officer of SMC. This director and officer resigned from the law firm effective January 1, 1996. In April 1994, the Company made a loan to this director and officer in the amount of $70, due May 1, 1995, at an annual interest rate of 7%. This loan was renewed in May 1995 and was due in two installments of $40 on May 1, 1996 and $30 on August 1, 1997. This loan was collateralized by 10,000 shares of Common Stock owned by the director and officer. The outstanding principal balance at December 31, 1995 was $70. This note was repaid in 1996, with SMC becoming a guarantor supporting a $70 loan to this director

                        STANDARD MANAGEMENT CORPORATION

11. RELATED PARTY TRANSACTIONS (CONTINUED) and officer on June 25, 1996. The guaranty will be effective until the earlier of repayment of the loan or June 25, 1999.

     A director and officer of SMC was the sole owner of an independent insurance marketing organization. On April 1, 1994, the assets of this marketing organization were sold to Standard Marketing for $174 payable on an installment basis over a four year period. The outstanding principal balance due on this installment note was $60 and $104 on December 31, 1996 and 1995, respectively. Until the consummation of this transaction, this marketing organization was a master general agent for Standard Marketing and received commissions from Standard Life for sales made on its behalf. These commissions, which amounted to approximately $128 in 1994, were paid at rates comparable to commissions received by non-affiliated master general agents. As a result of the purchase of the marketing organization assets, Standard Marketing receives those commissions previously received by the marketing organization.

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

     In the first quarter of 1997, the chief financial officer gave notice that he will be terminating his employment at the Company. The Company is currently discussing benefits that may or may not be due to the officer. The amount of such benefits can not be determined at this time.

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

                        STANDARD MANAGEMENT CORPORATION

16. OPERATIONS BY GEOGRAPHIC AREA (CONTINUED)
     The revenues, pre-tax income and assets by geographic area for 1994 through 1996 are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                      1996        1995        1994
                                                      ----        ----        ----
Revenues:
  United States.................................     $36,524     $26,851     $22,514
  Europe........................................       3,783       3,379       3,911
  Caribbean.....................................          --           8          93
                                                     -------     -------     -------
       Total....................................     $40,307     $30,238     $26,518
                                                     =======     =======     =======
Income (loss) before federal income taxes,
  extraordinary gain on early redemption of
  redeemable preferred stock and preferred stock
  dividends:                                             YEAR ENDED DECEMBER 31,
                                                     -------------------------------
  United States.................................     $ 2,313     $ 1,224     $(4,710)
  Europe........................................       1,243         411       1,259
  Caribbean.....................................         (21)        (79)        (63)
                                                     -------     -------     -------
       Total....................................     $ 3,535     $ 1,556     $(3,514)
                                                     =======     =======     =======

                                                         AT DECEMBER 31,
                                                  ------------------------------
                                                    1996       1995       1994
                                                    ----       ----       ----
Assets:
  United States.................................  $486,576   $343,040   $264,906
  Europe........................................   141,837    136,318    108,237
  Caribbean.....................................        --        240        381
                                                  --------   --------   --------
       Total....................................  $628,413   $479,598   $373,524
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

                        STANDARD MANAGEMENT CORPORATION

18. PENDING ACQUISITION

     SMC has entered into an Agreement and Plan of Merger dated as of December 19, 1996, as amended, with Savers Life Insurance Company ("Savers Life"). Savers Life offers retirement products, major medical insurance and Medicare supplement insurance through 5,000 independent brokers, primarily in North Carolina, South Carolina and Virginia. SMC will pay approximately $14,200 plus acquisition costs for the approximately $80,000 asset company, with shareholders of Savers Life initially receiving $8.00 for each share of Savers Life Common Stock, consisting of Common Stock and an election of up to $1.50 per share in cash. The proposed acquisition is subject to normal closing conditions including SMC and Savers Life shareholder approval and approval by applicable regulatory authorities. The acquisition is expected to close during 1997.

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

                                                                          1996 QUARTERS
                                                              --------------------------------------
                                                              FIRST     SECOND     THIRD     FOURTH
                                                              -----     ------     -----     ------
Total revenues............................................    $8,856    $12,665    $7,969    $10,817
                                                              ======    =======    ======    =======
Components of net income:
  Operating income (loss).................................    $  214    $  (187)   $  342    $   804
  Net realized investment gains...........................       145        125       129        387
  Gain on disposal of subsidiaries........................     2,306         --        --         --
  Extraordinary gain on early redemption of redeemable
     preferred stock......................................       101        166       233          2
                                                              ------    -------    ------    -------
  Net income..............................................    $2,766    $   104    $  704    $ 1,193
                                                              ======    =======    ======    =======
Net income per common and common equivalent share.........    $  .48    $   .02    $  .14    $   .24
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

                        STANDARD MANAGEMENT CORPORATION

20. RESTATEMENT

     The Company has restated the previously issued 1996 consolidated financial statements for recognition of administration fee income. As discussed in Note 10 to the consolidated financial statements, the Company recorded the collection of administration fees of $375 from National Mutual as a reduction to present value of future profits. Previously the administration fees were recorded as revenues. The following summarizes the net effect of the restatement:

                                                                AS PREVIOUSLY
                                                                  REPORTED       AS RESTATED
                                                                -------------    -----------
Income before federal income taxes, extraordinary gain on
  early redemption of redeemable preferred stock and
  preferred stock dividends.................................       $ 3,910         $ 3,535
Net income..................................................         5,014           4,767
Net income per share........................................           .98             .93
Present value of future profits.............................        24,181          23,806
Retained earnings...........................................         3,268           3,021

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                 1996            1995
                                                                 ----            ----
ASSETS
Investments:
  Investment in subsidiaries................................    $46,422         $44,452
  Surplus debenture due from Standard Life..................     13,000              --
  Equity securities available for sale, at fair value
     (amortized cost: $8)...................................         12              --
  Real estate, at cost less accumulated depreciation of $23
     in 1996 and $15 in 1995................................        139             147
  Investment in joint venture...............................        320              --
  Notes receivable from officers and directors..............        338             534
  Short-term investments, at cost, which approximates fair
     value..................................................        124             714
                                                                -------         -------
                                                                 60,355          45,847
Cash........................................................        900             254
Property and equipment, less accumulated depreciation of
  $989 in 1996 and $399 in 1995.............................      1,087           1,431
Note receivable from affiliate..............................      2,858           2,858
Amounts receivable from subsidiaries........................        638             505
Other assets................................................        829             484
                                                                -------         -------
       Total assets.........................................    $66,667         $51,379
                                                                =======         =======
LIABILITIES, REDEEMABLE SECURITIES & SHAREHOLDERS' EQUITY
Obligations under capital lease.............................        637           1,084
Class action litigation and settlement liability............         --           3,000
Notes payable...............................................     20,000           3,000
Note payable to affiliate...................................      2,858           2,858
Amounts due to subsidiaries.................................        473             677
Other liabilities...........................................      1,023             518
                                                                -------         -------
       Total liabilities....................................     24,991          11,137
Class S Cumulative Convertible Redeemable Preferred Stock,
  par value $10 per share:
  Authorized 300,000 shares; issued and outstanding 159,889
     shares.................................................      1,757              --
Shareholders' Equity:
Preferred Stock, no par value:
  Authorized 700,000 shares; none issued and outstanding....         --              --
Common Stock, no par value:
  Authorized 20,000,000 shares
  Issued 5,752,499 shares in 1996 and 5,459,573 in 1995.....     40,481          39,808
Treasury stock, at cost, 728,229 shares in 1996 and 502,025
  shares in 1995 (deduction)................................     (3,528)         (2,621)
Unrealized gain (loss) on securities available for sale of
  subsidiaries..............................................       (746)          2,582
Foreign currency translation adjustment of subsidiaries.....        691           1,159
Retained earnings (deficit).................................      3,021            (686)
                                                                -------         -------
       Total shareholders' equity...........................     39,919          40,242
                                                                -------         -------
       Total liabilities, redeemable securities and
        shareholders' equity................................    $66,667         $51,379
                                                                =======         =======

           See accompanying notes to condensed financial statements.

                        STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                 1996       1995      1994
                                                                 ----       ----      ----
Revenues:
  Net investment income.....................................    $    32    $  112    $   130
  Interest income from subsidiaries.........................        357       172         90
  Net realized investment gains (losses)....................         --        23       (276)
  Loss on disposal of subsidiary............................       (156)       --         --
  Other income..............................................        135        28         --
  Rental income from subsidiaries...........................        853       715        525
  Management fees from subsidiaries.........................      1,905     1,930      1,630
                                                                -------    ------    -------
     Total revenues.........................................      3,126     2,980      2,099
Expenses:
  Other operating expenses..................................      3,470     2,793      2,772
  Interest expense and financing costs......................        799       110         38
  Interest expense on note payable to affiliate.............        161       172         90
  Class action litigation and settlement costs (credit).....         --      (314)     4,018
                                                                -------    ------    -------
     Total expenses.........................................      4,430     2,761      6,918
                                                                -------    ------    -------
Income (loss) before federal income taxes, equity in
  earnings of consolidated subsidiaries, extraordinary gain
  on early redemption of redeemable preferred stock and
  preferred stock dividends.................................     (1,304)      219     (4,819)
Federal income tax expense (credit).........................         --       (57)       (67)
                                                                -------    ------    -------
Income (loss) before equity in earnings of consolidated
  subsidiaries, extraordinary gain on early redemption of
  redeemable preferred stock and preferred stock
  dividends.................................................     (1,304)      276     (4,752)
Equity in earnings of consolidated subsidiaries.............      5,569     1,037      1,316
                                                                -------    ------    -------
Income (loss) before extraordinary gain on early redemption
  of redeemable preferred stock and preferred stock
  dividends.................................................      4,265     1,313     (3,436)
Extraordinary gain on early redemption of redeemable
  preferred stock, net of $-- federal income tax............        502        --         --
                                                                -------    ------    -------
NET INCOME (LOSS)...........................................      4,767     1,313     (3,436)
Preferred stock dividends...................................        208        --         --
                                                                -------    ------    -------
Earnings available to common shareholders...................    $ 4,559    $1,313    $(3,436)
                                                                =======    ======    =======

           See accompanying notes to condensed financial statements.

                        STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1996       1995       1994
                                                                  ----       ----       ----
OPERATING ACTIVITIES
Net income (loss)...........................................    $  4,767    $ 1,313    $(3,436)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Extraordinary gain on early redemption of redeemable
     preferred stock........................................        (502)        --         --
  Amortization of deferred debt issuance costs..............          32          2         --
  Class action litigation and settlement liability..........          --       (655)     3,655
  Depreciation and amortization.............................         564        562        470
  Equity in earnings of subsidiaries........................      (5,569)    (1,037)    (1,316)
  Accrued interest payable..................................         320         --         --
  Other liabilities.........................................         192        480        495
  Net realized investment gain (loss).......................          --        (23)       276
  Dividend from Standard Life...............................       1,000         --         --
  Other.....................................................         165       (250)       179
                                                                --------    -------    -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............         969        392        323
FINANCING ACTIVITIES
Issuance of Common Stock, net...............................          --          6      3,347
Borrowings, net of debt issuance costs of $208 in 1996 and
  $81 in 1995...............................................      16,792      2,923         --
Repayments on long-term debt and capital lease obligation...        (491)      (312)        --
Short-term borrowings, net..................................          --       (550)       550
Redemption of redeemable preferred stock....................        (949)        --         --
Repurchase of stock warrants................................        (600)        --         --
Proceeds from common and treasury stock sales...............         100         --         --
Purchase of Common Stock for treasury.......................      (2,126)      (822)      (931)
                                                                --------    -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............      12,726      1,245      2,966
INVESTING ACTIVITIES
Investments, net............................................         197        653     (1,309)
Surplus debenture contributed to Standard Life..............     (13,000)        --         --
Capital contribution to Standard Life.......................          --     (3,000)    (1,225)
Capital contribution to Standard Management International...          --       (170)       (90)
Capital contribution to Standard Advertising, Inc...........          --       (173)        --
Capital contribution to Standard Reinsurance................          --         (6)        --
Purchase of Standard Management International...............          --         --        (67)
Proceeds from sale of property and equipment under sales
  leaseback.................................................          --      1,396         --
Purchase of property and equipment, net.....................        (246)      (475)    (1,448)
                                                                --------    -------    -------
     NET CASH USED BY INVESTING ACTIVITIES..................     (13,049)    (1,775)    (4,139)
                                                                --------    -------    -------
Net increase (decrease) in cash.............................         646       (138)      (850)
Cash at beginning of year...................................         254        392      1,242
                                                                --------    -------    -------
Cash at end of year.........................................    $    900    $   254    $   392
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
                                          ==========    ==========       ====       ==========

                                 EXHIBIT INDEX

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                         NUMBER
-------                      -----------------------                       ----------

 2.1 Agreement and Plan of Merger dated as of December 19, 1996 by and among SMC and Savers Life. (incorporated by reference to SMC's Form 8-K (File No. 0-20882) as filed with the Commission on January 24, 1997.
 2.2 Amendment to Agreement and Plan of Merger dated as of February 17, 1997 by and among SMC and Savers Life (incorporated by reference to SMC's Form 8-K (File No. 0-20882) as filed with the Commission on February 19, 1997).
 3(i) Amended and Restated Articles of Incorporation, as amended (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31,
           1995).
 3(ii) Amended and Restated Bylaws of SMC as amended (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to Exhibit 3 of SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1994).
 4.1 Form of Senior Note Agreement Warrant (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).
 4.2 Form of Oppbridge Partners Warrant (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).
 4.3 Registration Rights Agreement, dated as of May 3, 1990 among SMC, Howard T. Cohn and Joseph J. Piazza and the first amendment thereto, dated June 4, 1990 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).
 4.4 Amended and Restated Registration Rights Agreement dated as of November 8, 1996 by and between SMC and Fleet National Bank (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).
 4.5 Form of Fleet National Bank Warrant (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).
 4.6 Form of President's Club Warrant (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1995).
 4.7 Registration Rights Agreement dated as of November 8, 1996 by and between SMC and Great American Reserve Insurance Company ("Great American Reserve") (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).
 4.8 Form of Sand Brothers & Company, Ltd. Warrant (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).
10.1 Amended Advisory Agreement, dated as of August 1, 1991, between SMC and Conseco Capital Management, Inc., as amended, April 17, 1995 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1995).

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                         NUMBER
-------                      -----------------------                       ----------
10.2       Second Amended and Restated Employment Contract by and
           between SMC and Ronald D. Hunter, dated and effective, as
           amended, April 3, 1995 (incorporated by reference to SMC's
           Quarterly Report on Form 10-Q (File No. 0-20882) for the
           quarter ended June 30, 1995).
10.3       Second Amended and Restated Employment Contract by and
           between SMC and Edward T. Stahl, dated and effective, as
           amended, April 3, 1995 (incorporated by reference to SMC's
           Quarterly Report on Form 10-Q (File No. 0-20882) for the
           quarter ended June 30, 1995).
10.4       Second Amended and Restated Employment contract by and
           between SMC and Raymond J. Ohlson, dated and effective, as amended, April 3, 1995 (incorporated by reference to SMC's
           Quarterly Report on Form 10-Q (File No. 0-20882) for the
           quarter ended June 30, 1995).
10.5       First Amended and Restated Employment Contract by and
           between SMC and Stephen M. Coons dated and effective, April
           3, 1995 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June
           30, 1995).
10.8       Indemnification Agreement between SMC and Stephen M. Coons and Coons & Saint, dated August 1, 1991 (incorporated by
           reference to SMC's Registration Statement on Form S-1
           (Registration No. 33-53370) as filed with the Commission on
           January 27, 1993).
10.9       Second Amended and Restated 1992 Stock Option Plan, as
           amended (incorporated by reference to SMC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and as amended by SMC's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1994).
10.10      Lease by and between Standard Life and WRC Properties, Inc., dated February 27, 1991 (incorporated by reference to SMC's
           Registration Statement on Form S-1 (Registration No.
           33-53370) as filed with the Commission on January 27, 1993).
10.11      Management Service Agreement between Standard Life and SMC dated August 1, 1992, as amended on January 1, 1997
           (incorporated by reference to SMC's Annual Report on Form
           10-K (File No. 0-20882) for the year ended December 31,
           1996).
10.12      Agreement for Assumption Reinsurance between the National
           Organization Of Life and Health Insurance Guaranty
           Associations and Standard Life, concerning, The Midwest Life
           Insurance Company In Liquidation effective June 1, 1992
           (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the
           Commission on January 27, 1993).
10.13      Reinsurance Agreement between Standard Life and The
           Mercantile and General Reinsurance Company Limited effective
           May 1, 1975 (incorporated by reference to SMC's Registration
           Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).
10.14      Reinsurance Agreement between Firstmark Standard Life
           Insurance Company and The Mercantile and General Reinsurance
           Company of America effective February 1, 1984 (incorporated by reference to SMC's Registration Statement on Form S-1
           (Registration No. 33-53370) as filed with the Commission on
           January 27, 1993).
10.15      Reinsurance Contract between First International and
           Standard Life dated July 10, 1992 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration
           No. 33-53370) as filed with the Commission on January 27,
           1993).

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                         NUMBER
-------                      -----------------------                       ----------
10.19      Renewal Promissory Note from Ronald D. Hunter to SMC in the amount of $337,854 executed December 31, 1996 and due
           December 31, 2001 (incorporated by reference to SMC's Annual
           Report on Form 10-K (File No. 0-20882) for the year ended
           December 31, 1996).
10.20      Amended Reinsurance Agreement between Standard Life and
           Winterthur Life Re Insurance Company effective January 1,
           1995 (incorporated by reference to SMC's Annual Report on
           Form 10-K (File No. 0-20882) for the year ended December 31,
           1995).
10.21      Management Service Agreement between Premier Life
           (Luxembourg) and SMC dated September 30, 1994 (incorporated by reference to SMC's Annual Report on Form 10-K (File No.
           0-20882) for the year ended December 31, 1994).
10.22      Assignment of Management Contract dated October 2, 1995 of
           Management Contract dated January 1, 1987 between DNC and
           Dixie National Life to Standard Life (incorporated by
           reference to SMC's Annual Report on Form 10-K (File No.
           0-20882) for the year ended December 31, 1995).
10.23      Indemnity Reinsurance Agreement between Dixie National Life and Crown Life Insurance Company dated and effective
           September 30, 1992, and Amendment No. 1 as amended October
           29, 1992; Amendment No. 2 as amended December 9, 1992;
           Amendment No. 3 as amended February 11, 1993; Amendment No.
           4 as amended June 29, 1993; Amendment No. 5 as amended
           November 17, 1994; Amendment No. 6 as amended December 31,
           1996 (incorporated by reference to SMC's Annual Report on
           Form 10-K (File No. 0-20882) for the year ended December 31,
           1996).
10.24      Automatic Indemnity Reinsurance Agreement between the First
           International and The Guardian Insurance & Annuity Company,
           Inc. dated and effective January 1, 1996 (incorporated by
           reference to SMC's Annual Report on Form 10-K (File No.
           0-20882) for the year ended December 31, 1995).
10.25      Indemnity Retrocession Agreement between The Guardian
           Insurance & Annuity Company, Inc. and the Standard Life
           dated and effective January 1, 1996 (incorporated by
           reference to SMC's Annual Report on Form 10-K (File No.
           0-20882) for the year ended December 31, 1995).
10.26      Automatic Indemnity Reinsurance Agreement between The
           Guardian Insurance & Annuity Company, Inc. and the Standard
           Life dated and effective January 1, 1996 (incorporated by
           reference to SMC's Annual Report on Form 10-K (File No.
           0-20882) for the year ended December 31, 1995).
10.27      Administrative Services Agreement between First
           International and Standard Life dated and effective March
           18, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December
           31, 1995).
10.28      Amended and Restated Revolving Line of Credit Agreement
           dated as of November 8, 1996 between SMC and Fleet National
           Bank (incorporated by reference to SMC's Quarterly Report on
           Form 10-Q (File No. 0-20882) for the quarter ended September
           30, 1996).
10.29      Note Agreement dated as of November 8, 1996 between SMC and
           Fleet National Bank in the amount of $16,000,000
           (incorporated by reference to SMC's Quarterly Report on Form
           10-Q (File No. 0-20882) for the quarter ended September 30,
           1996).
10.30      Amended and Restated Pledge Agreement dated as of November
           8, 1996 between SMC and Fleet National Bank (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No.
           0-20882) for the quarter ended September 30, 1996).

                                                                           SEQUENTIAL
EXHIBIT                                                                       PAGE
NUMBER                       DESCRIPTION OF DOCUMENT                         NUMBER
-------                      -----------------------                       ----------
10.31      Revised Service Contract Agreement dated as of October 16,
           1995 and effective January 1, 1995 between Standard Life and
           Standard Marketing (incorporated by reference to SMC's
           Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1995).
10.32      Note Agreement dated as of November 8, 1996 by and between
           SMC and Great American Reserve in the amount of $4,000,000
           (incorporated by reference to SMC's Quarterly Report on Form
           10-Q (File No. 0-20882) for the quarter ended September 30,
           1996).
10.33      Senior Subordinated Convertible Note dated as of November 8,
           1996 by and between SMC and Great American Reserve in the
           amount of $4,000,000 (incorporated by reference to SMC's
           Quarterly Report on Form 10-Q (File No. 0-20882) for the
           quarter ended September 30, 1996).
10.34      Surplus Debenture dated as of November 8, 1996 by and
           between SMC and Standard Life in the amount of $13,000,000
           (incorporated by reference to SMC's Quarterly Report on Form
           10-Q (File No. 0-20882) for the quarter ended September 30,
           1996).
10.35      Portfolio Indemnify Reinsurance Agreement between Dixie
           National Life and Cologne Life Reinsurance Company dated and effective December 31, 1996 (incorporated by reference to
           SMC's Annual Report on Form 10-K (File No. 0-20882) for the
           year ended December 31, 1996).
11         Statement regarding computation of per share earnings
21.1       List of Subsidiaries of SMC
23.1       Consent of Ernst & Young LLP
23.2       Consent of KPMG Audit
24         Power of Attorney
27         Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange
           Commission for information only and not filed.