Form 10-Q/A
period 1997-03-31
STANDARD MANAGEMENT CORP
filed 1997-09-02
CIK 853971

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                  FORM 10-Q/A

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

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                                 PAGE
                                                                                 ----
    PART I.      FINANCIAL INFORMATION:
    Item 1.      Financial Statements
                 Consolidated Balance Sheets --
                 March 31, 1997 (Unaudited) and December 31, 1996
                 (Audited)...................................................      3
                 Consolidated Statements of Operations --
                 For the Three Months Ended March 31, 1997 and 1996
                 (Unaudited).................................................      4
                 Consolidated Statements of Shareholders' Equity --
                 For the Three Months Ended March 31, 1997 and 1996
                 (Unaudited).................................................      5
                 Consolidated Statements of Cash Flows --
                 For the Three Months Ended March 31, 1997 and 1996
                 (Unaudited).................................................      6
                 Notes to Consolidated Financial Statements (Unaudited)......      7
    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................     10
    PART II.     OTHER INFORMATION:
    Item 6.      Exhibits and Reports on Form 8-K............................     20
    Signatures...............................................................     21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        STANDARD MANAGEMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1997            1996
                                                                 ---------     ------------
                                                                (UNAUDITED)     (AUDITED)
ASSETS
Investments:
  Securities available for sale:
    Fixed maturity securities, at fair value (amortized
     cost: $355,284 in 1997 and $349,151 in 1996)...........     $345,526        $347,310
    Equity securities, at fair value (cost: $121 in 1997 and
     $58 in 1996)...........................................          130              62
  Mortgage loans, at unpaid principal balances..............        2,983           3,035
  Policy loans, at unpaid principal balances................        9,617           9,903
  Real estate, at depreciated cost..........................          541             546
  Other invested assets.....................................        1,141             865
  Short-term investments, at cost, which approximates fair
    value...................................................       12,833           8,417
                                                                 --------        --------
      Total investments.....................................      372,771         370,138
Cash........................................................        1,345           5,113
Accrued investment income...................................        6,398           6,198
Amounts due and recoverable from reinsurers.................       69,242          68,811
Deferred policy acquisition costs...........................       21,811          18,078
Present value of future profits, less accumulated
  amortization of $3,813 in 1997 and $3,520 in 1996.........       23,468          23,806
Excess of acquisition cost over net assets acquired, less
  accumulated amortization of $341 in 1997 and $314 in
  1996......................................................        2,233           2,260
Other assets................................................        4,905           5,463
Assets held in separate accounts............................      134,865         128,546
                                                                 --------        --------
      Total assets..........................................     $637,038        $628,413
                                                                 ========        ========
LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Future policy benefits:
    Interest-sensitive annuities and other financial
     products...............................................     $340,423        $333,633
    Traditional life insurance..............................       88,110          87,106
                                                                 --------        --------
      Total future policy benefits..........................      428,533         420,739
  Policy claims and other policyholders' benefits and
    funds...................................................        4,390           4,585
                                                                 --------        --------
                                                                  432,923         425,324
  Accounts payable and accrued expenses.....................        6,054           6,189
  Obligations under capital lease...........................          518             637
  Notes payable.............................................       20,198          20,060
  Deferred federal income taxes.............................        1,431           3,206
  Excess of net assets acquired over acquisition cost, less
    accumulated amortization of $4,186 in 1997 and $3,839 in
    1996....................................................        2,428           2,775
  Liabilities related to separate accounts..................      134,865         128,546
                                                                 --------        --------
      Total liabilities.....................................      598,417         586,737
Class S Cumulative Convertible Redeemable Preferred Stock,
  par value $10 per share:
  Authorized 300,000 shares; issued and outstanding 159,439
    shares in 1997 and 159,889 shares in 1996, redemption
    value of $10 per share plus accumulated and unpaid
    dividends...............................................        1,795           1,757
Shareholders' Equity:
  Preferred Stock, no par value:
    Authorized 700,000 shares; none issued and
     outstanding............................................           --              --
  Common Stock, no par value:
    Authorized 20,000,000 shares; issued 5,752,499 shares...       40,481          40,481
  Treasury stock, at cost, 727,356 shares in 1997 and
    728,229 shares in 1996 (deduction)......................       (3,524)         (3,528)
  Unrealized loss on securities available for sale..........       (4,335)           (746)
  Foreign currency translation adjustment...................          583             691
  Retained earnings.........................................        3,621           3,021
                                                                 --------        --------
      Total shareholders' equity............................       36,826          39,919
                                                                 --------        --------
      Total liabilities, redeemable securities and
       shareholders' equity.................................     $637,038        $628,413
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

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------------------
                                                             AMOUNTS                  SHARES
                                                        ------------------    ----------------------
                                                         1997       1996        1997         1996
                                                         ----       ----        ----         ----
Common Stock:
  Balance, beginning and end of period................  $40,481    $39,808    5,752,499    5,459,573
Treasury stock (at cost):
  Balance, beginning of period........................   (3,528)    (2,621)    (728,229)    (502,025)
     Treasury stock acquired..........................       --     (2,089)          --     (423,026)
     Reissuance of treasury stock in connection with
       exercise of stock options......................        4         --          873           --
                                                        -------    -------    ---------    ---------
  Balance, end of period..............................   (3,524)    (4,710)    (727,356)    (925,051)
                                                        -------    -------    ---------    ---------
Unrealized gain (loss) on securities:
  Balance, beginning of period........................     (746)     2,582
     Change in unrealized gain (loss) on securities
       available for sale, net........................   (3,589)    (3,331)
                                                        -------    -------
  Balance, end of period..............................   (4,335)      (749)
                                                        -------    -------
Foreign currency translation adjustments:
  Balance, beginning of period........................      691      1,159
     Translation adjustments for the period...........     (108)       (22)
                                                        -------    -------
  Balance, end of period..............................      583      1,137
                                                        -------    -------
Retained earnings (deficit):
  Balance, beginning of period........................    3,021       (686)
     Net income.......................................      643      2,766
     Loss on reissuance of treasury stock.............       (1)        --
     Preferred stock dividend.........................      (42)       (46)
                                                        -------    -------
  Balance, end of period..............................    3,621      2,034
                                                        -------    -------
Total shareholders' equity and common shares
  outstanding.........................................  $36,826    $37,520    5,025,143    4,534,522
                                                        =======    =======    =========    =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
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

     The consolidated financial statements as of and for the three months ended March 31, 1997 include the assets and liabilities and results of operations of Shelby Life Insurance Company ("Shelby Life") which was acquired and merged into Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of Standard Management Corporation ("SMC"), the parent company, effective November 1, 1996.

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

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

NOTE 9 -- RESTATEMENT

     The Company has restated the previously issued March 31, 1997 consolidated financial statements for recognition of administration fee income. Effective May 31, 1996, Standard Life terminated by recapture a reinsurance agreement with National Mutual Life Insurance Company ("National Mutual"). In connection with this transaction, the Company recorded the collection of administration fees of $375 from National Mutual for services provided in prior years as a reduction to present value of future profits. Previously the administration fees were recorded as revenues. The following summarizes the net effect of the restatement:

                                                                   AT MARCH 31, 1997
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED         RESTATED
                                                              -------------      --------
Present value of future profits.............................     $23,843         $23,468
Retained earnings...........................................     $ 3,868           3,621

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

     Net Realized Investment Gains. Net realized investment gains decreased $64,000 or 27% to $174,000 from $238,000 for the first quarter of 1997 and 1996, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized loss on the Company's securities available for sale decreased to $9,749,000 at March 31, 1997 from $1,837,000 at December 31, 1996. In the absence of decreases in interest rates, the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity.

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

     The combined effect of the gain on the sale of First International and related contracts, and the Standard Reinsurance write-offs, was $886,000 pre-tax and $2,306,000 after-tax in the first quarter of 1996.

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

     Amortization. Amortization expense includes charges to operations for the amortization of deferred acquisition costs, the present value of future profits, the excess of cost over net assets acquired and subsidiary organization costs. Amortization expense increased $378,000 or 85% to $825,000 for the first quarter of 1997 from $447,000 for the first quarter of 1996. The increase in current year amortization expense resulted primarily from increased amortization of $181,000 of deferred acquisition costs from the emergence of gross profits from business sold in recent years and increased surrenders and their corresponding increase in the amortization of deferred acquisition costs and from the amortization of present value of future profits of $225,000 in the first quarter of 1997 for the acquisition of Shelby Life.

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

     At April 30, 1997, SMC had "parent company only" cash and short-term investments of $632,000, which amount does not include the dividend received from Standard Life on May 1, 1997 of $1,000,000. These funds are available to SMC for general corporate purposes. SMC's "parent company only" operating expenses (not including class action litigation and settlement costs and interest expense) were $517,000 and $774,000 for the three months ended March 31, 1997 and 1996, respectively and $3,470,000 and $2,793,000 for the years ended December 31, 1996 and 1995, respectively.

     Pursuant to the management services agreement with SMC, Standard Life paid SMC a monthly fee of $150,000 during 1996 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. The management service agreement between SMC and Standard Life for 1997 has been renegotiated to increase the monthly fee to $166,667 (annual fee of $2,000,000). This amended management service agreement has been approved by the Commissioner of the Indiana Department of Insurance. Pursuant to the management services agreement with Standard Life, Dixie National Life paid fees of $1,524,000 for the year ended December 31, 1996. The Mississippi Department of Insurance has approved a decrease of the monthly payment to $83,333 (annual fee of $1,000,000) from Dixie National Life to Standard Life in 1997. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie National Life.

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

     At April 1, 1995, SMC sold its property and equipment to an unaffiliated leasing/financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby SMC pays a monthly rental amount of $45,000. SMC charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after April 1, 1995. The amount of the rental income received from SMC's subsidiaries was $329,000 for the three months ended March 31, 1997.

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

     The Amended Credit Agreement permits SMC to borrow up to $16,000,000 in the form of a seven-year reducing revolving loan arrangement, which may be extended to seven years at the discretion of the bank. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 61,500 shares of Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest based on the corporate base rate announced by the bank from time to time plus one percent per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667,000 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for the Company and certain investment and indebtedness limitations. At March 31, 1997, SMC was in compliance with all restrictions and covenants in the Amended Credit Agreement. At March 31, 1997, SMC had borrowed $16,000,000 under the Amended Credit Agreement at a weighted average interest rate of 8.849%. The Company has received a commitment to increase the Amended Credit Agreement to $20,000,000 to finance the acquisition of Savers Life.

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

     Dividends from Standard Life to SMC are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or
(ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Also, regulatory approval is required when dividends to be paid exceed unassigned statutory surplus. For the year ended December 31, 1996, Standard Life reported statutory net gain from operations of $1,427,000, statutory surplus of $22,969,666 and unassigned statutory surplus of $1,139,659. Standard Life paid a dividend of $1,000,000 on May 1, 1997. Standard Life anticipates paying additional dividends of approximately $600,000 in the remainder of 1997, and the approval of the Commissioner of the Indiana Department of Insurance will be required.

     SMC anticipates the available cash from its existing working capital, plus anticipated 1997 dividends, management fees, rental income and interest income on its Surplus Debenture receivable, will be more than adequate to meet its anticipated "parent company only" cash requirements for 1997.

     SMC has a note receivable of $2,858,000 from an affiliate and a note payable of $2,858,000 to a different affiliate. This note receivable and note payable are eliminated in the consolidated financial statements.

     The Company's shareholder's equity was $36,826,000 at March 31, 1997 compared to $39,919,000 at December 31, 1996 reflecting a decrease in the value of the Company's invested assets as a result of the general rise in interest rates during the quarter which generally caused the fair value of securities to decrease. Book value per share decreased to $7.33 at March 31, 1997 from $7.95 at December 31, 1996. The pretax net unrealized loss on the Company's securities portfolio was $9,749,000 at March 31, 1997 compared to $1,837,000 at December 31, 1996. In the absence of decreases in interest rates the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of the Company's securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale securities to maturity and the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

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

     Standard Life produced statutory net income of $209,000 and $3,291,000 for the three months ended March 31, 1997 and year ended December 31, 1996, respectively. As a result, SMC did not make cash capital contributions to Standard Life during 1997 and 1996 to maintain adequate levels of statutory capital and surplus. In March 1996, Standard Life sold its subsidiary, First International, and realized an increase in statutory capital and surplus of approximately $4,951,000 from the statutory gain on the sale and related reinsurance transactions.

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

     Uncertainties Regarding Intangible Assets. Included in the consolidated financial statements as of March 31, 1997 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the March 31, 1997 consolidated balance sheet aggregated $45,498,000 or 7% of total assets. The Company has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in the consolidated financial statements. The Company has determined that the assumptions utilized in the initial valuation of these assets are consistent with the current operations of the Company as of March 31, 1997.

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

     Safe Harbor Provisions. Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: economic environment, interest rate changes generally and credited rates on new business, sales volume, product development, regulatory changes, the results of financing efforts, the Company's accounting policies, competition, the reinsurance agreement with GIAC and the acquisitions of Shelby Life and Savers Life.

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