Form 10-Q/A
period 1997-06-30
STANDARD MANAGEMENT CORP
filed 1997-09-02
CIK 853971

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

                                 (317) 574-6200
                                  (Telephone)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of August 1, 1997, the Registrant had outstanding 5,010,143 shares of common stock.

================================================================================

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                                 PAGE
                                                                                 ----
    PART I.      FINANCIAL INFORMATION:
    Item 1.      Financial Statements
                 Consolidated Balance Sheets --
                 June 30, 1997 (Unaudited) and December 31, 1996 (Audited)...      3
                 Consolidated Statements of Operations --
                 For the Three Months and Six Months Ended June 30, 1997 and
                 1996 (Unaudited)............................................      4
                 Consolidated Statements of Shareholders' Equity --
                 For the Six Months June 30, 1997 and 1996 (Unaudited).......      5
                 Consolidated Statements of Cash Flows --
                 For the Six Months Ended June 30, 1997 and 1996
                 (Unaudited).................................................      6
                 Notes to Consolidated Financial Statements (Unaudited)......      7
    Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................     11
    PART II.     OTHER INFORMATION:
    Item 1.      Legal Proceedings...........................................     23
    Item 6.      Exhibits and Reports on Form 8-K............................     23
    Signatures...............................................................     25

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        STANDARD MANAGEMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                               ---------     ------------
                                                              (UNAUDITED)     (AUDITED)
                            ASSETS
Investments:
  Securities available for sale:
    Fixed maturity securities, at fair value (amortized
     cost: $352,642 in 1997 and $349,151 in 1996)...........   $350,513        $347,310
    Equity securities, at fair value (cost: $55 in 1997 and
     $58 in 1996)...........................................         63              62
  Mortgage loans, at unpaid principal balances..............      2,297           3,035
  Policy loans, at unpaid principal balances................      9,258           9,903
  Real estate, at depreciated cost..........................        537             546
  Other invested assets.....................................      1,113             865
  Short-term investments, at cost, which approximates fair
    value...................................................     18,381           8,417
                                                               --------        --------
      Total investments.....................................    382,162         370,138
Cash........................................................      9,823           5,113
Accrued investment income...................................      6,524           6,198
Amounts due and recoverable from reinsurers.................     69,157          68,811
Deferred policy acquisition costs...........................     21,274          18,078
Present value of future profits, less accumulated
  amortization of $4,399 in 1997 and $3,520 in 1996.........     22,738          23,806
Excess of acquisition cost over net assets acquired, less
  accumulated amortization of $369 in 1997 and $314 in
  1996......................................................      2,205           2,260
Other assets................................................      4,957           5,463
Assets held in separate accounts............................    134,808         128,546
                                                               --------        --------
      Total assets..........................................   $653,648        $628,413
                                                               ========        ========
LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Future policy benefits:
    Interest-sensitive annuities and other financial
     products...............................................   $346,662        $333,633
    Traditional life insurance..............................     87,566          87,106
                                                               --------        --------
      Total future policy benefits..........................    434,228         420,739
  Policy claims and other policyholders' benefits and
    funds...................................................      4,740           4,585
                                                               --------        --------
                                                                438,968         425,324
  Accounts payable and accrued expenses.....................      5,716           6,189
  Obligations under capital lease...........................        395             637
  Notes payable.............................................     26,180          20,060
  Deferred federal income taxes.............................      3,427           3,206
  Excess of net assets acquired over acquisition cost, less
    accumulated amortization of $4,532 in 1997 and $3,839 in
    1996....................................................      2,081           2,775
  Liabilities related to separate accounts..................    134,808         128,546
                                                               --------        --------
      Total liabilities.....................................    611,575         586,737
Class S Cumulative Convertible Redeemable Preferred Stock,
  par value $10 per share:
  Authorized 300,000 shares; issued and outstanding 158,239
    shares in 1997 and 159,889 shares in 1996, redemption
    value of $10 per share plus accumulated and unpaid
    dividends...............................................      1,825           1,757
Shareholders' Equity:
  Preferred Stock, no par value:
    Authorized 700,000 shares; none issued and
     outstanding............................................         --              --
  Common Stock, no par value:
    Authorized 20,000,000 shares; issued 5,752,499 shares...     40,481          40,481
  Treasury stock, at cost, 752,356 shares in 1997 and
    728,229 shares in 1996 (deduction)......................     (3,660)         (3,528)
  Unrealized loss on securities available for sale..........       (835)           (746)
  Foreign currency translation adjustment...................         (1)            691
  Retained earnings.........................................      4,263           3,021
                                                               --------        --------
      Total shareholders' equity............................     40,248          39,919
                                                               --------        --------
      Total liabilities, redeemable securities and
       shareholders' equity.................................   $653,648        $628,413
                                                               ========        ========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                           ----------------------    ----------------------
                                                             1997         1996         1997         1996
                                                             ----         ----         ----         ----
Revenues:
  Premium income.......................................    $   1,665    $   5,630    $   3,562    $   7,129
  Net investment income................................        7,147        4,731       14,346        9,391
  Net realized investment gains........................           32          218          206          456
  Gain on disposal of subsidiaries.....................           --           --           --          886
  Policy charges.......................................        1,344          690        2,783        1,214
  Amortization of excess of net assets acquired over
    acquisition cost...................................          347          347          694          694
  Management fees and similar income from separate
    accounts...........................................          367          452          838          836
  Other income.........................................          390          597          881          915
                                                           ---------    ---------    ---------    ---------
    Total revenues.....................................       11,292       12,665       23,310       21,521
Benefits and expenses:
  Benefits and claims..................................        1,979        6,396        4,368        7,223
  Interest credited on interest-sensitive annuities and
    other financial products...........................        4,172        2,358        8,166        5,004
  Salaries and wages...................................        1,453        1,255        2,904        2,463
  Amortization.........................................          752          712        1,577        1,159
  Other operating expenses.............................        1,441        1,795        3,317        3,910
  Interest expense and financing costs.................          548          154        1,078          277
                                                           ---------    ---------    ---------    ---------
    Total benefits and expenses........................       10,345       12,670       21,410       20,036
                                                           ---------    ---------    ---------    ---------
Income (loss) before federal income taxes,
  extraordinary gain on early redemption of redeemable
  preferred stock and preferred stock dividends........          947           (5)       1,900        1,485
Federal income tax expense (credit)....................          265           57          575       (1,118)
                                                           ---------    ---------    ---------    ---------
Income (loss) before extraordinary gain on early
  redemption of redeemable preferred stock and
  preferred stock dividends............................          682          (62)       1,325        2,603
Extraordinary gain on early redemption of redeemable
  preferred stock, net of $ -- federal income tax......           --          166           --          267
                                                           ---------    ---------    ---------    ---------
NET INCOME.............................................          682          104        1,325        2,870
Preferred stock dividends..............................           41           66           83          112
                                                           ---------    ---------    ---------    ---------
Earnings available to common shareholders..............    $     641    $      38    $   1,242    $   2,758
                                                           =========    =========    =========    =========
Earnings per share:
  Income (loss) before extraordinary gain on early
    redemption of redeemable preferred stock and
    preferred stock dividends..........................    $     .13    $    (.01)   $     .25    $     .50
  Extraordinary gain on early redemption of redeemable
    preferred stock....................................           --          .03           --          .05
                                                           ---------    ---------    ---------    ---------
  NET INCOME...........................................          .13          .02          .25          .55
  Preferred stock dividends............................          .01          .01          .01          .01
                                                           ---------    ---------    ---------    ---------
  Earnings available to common shareholders............    $     .12    $     .01    $     .24    $     .54
                                                           =========    =========    =========    =========
Weighted average number of shares outstanding:
  Common shares........................................    5,014,099    4,760,656    5,019,136    4,866,850
  Common equivalent shares.............................      243,794      126,815      267,570      612,358
                                                           ---------    ---------    ---------    ---------
                                                           5,257,893    4,887,471    5,286,706    5,479,208
                                                           =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                        --------------------------------------------
                                                             AMOUNTS                  SHARES
                                                        ------------------    ----------------------
                                                         1997       1996        1997         1996
                                                         ----       ----        ----         ----
Common Stock:
  Balance, beginning of period........................  $40,481    $39,808    5,752,499    5,459,573
     Issuance of common stock.........................       --        100           --       20,000
     5% common stock dividend.........................       --        850           --      272,926
                                                        -------    -------    ---------    ---------
  Balance, end of period..............................   40,481     40,758    5,752,499    5,752,499
                                                        -------    -------    ---------    ---------
Treasury stock (at cost):
  Balance, beginning of period........................   (3,528)    (2,621)    (728,229)    (502,025)
     Treasury stock acquired..........................     (136)    (2,104)     (25,000)    (426,026)
     5% common stock dividend.........................       --         --           --      (46,402)
     Reissuance of treasury stock in connection with
       exercise of stock options......................        4          2          873          349
                                                        -------    -------    ---------    ---------
  Balance, end of period..............................   (3,660)    (4,723)    (752,356)    (974,104)
                                                        -------    -------    ---------    ---------
Unrealized gain (loss) on securities:
  Balance, beginning of period........................     (746)     2,582
     Change in unrealized gain (loss) on securities
       available for sale, net........................      (89)    (4,595)
                                                        -------    -------
  Balance, end of period..............................     (835)    (2,013)
                                                        -------    -------
Foreign currency translation adjustments:
  Balance, beginning of period........................      691      1,159
     Translation adjustments for the period...........     (692)      (222)
                                                        -------    -------
  Balance, end of period..............................       (1)       937
                                                        -------    -------
Retained earnings (deficit):
  Balance, beginning of period........................    3,021       (686)
     Net income.......................................    1,325      2,870
     5% common stock dividend, plus cash in lieu of
       fractional shares..............................       --       (850)
     Preferred stock dividend.........................      (83)      (112)
                                                        -------    -------
  Balance, end of period..............................    4,263      1,222
                                                        -------    -------
Total shareholders' equity and common shares
  outstanding.........................................  $40,248    $36,181    5,000,143    4,778,395
                                                        =======    =======    =========    =========

          See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1997       1996
                                                                ----       ----
OPERATING ACTIVITIES
Net income..................................................  $  1,325   $   2,870
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of deferred policy acquisition costs.........       469         575
  Policy acquisition costs deferred.........................    (3,598)     (2,506)
  Deferred federal income taxes.............................       270        (244)
  Depreciation and amortization.............................       728         200
  Future policy benefits and reinsurance recoverable........     5,334         658
  Policy claims and other policyholders' benefits and
     funds..................................................       205        (405)
  Net realized investment gains.............................      (206)       (456)
  Accrued investment income.................................      (327)       (535)
  Extraordinary gain on early redemption of redeemable
     preferred stock........................................        --        (267)
  Other.....................................................       190       1,744
                                                              --------   ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............     4,390       1,634
FINANCING ACTIVITIES
Borrowings..................................................     5,628       2,600
Repayments on long term debt and capital lease obligation...      (265)       (239)
Premiums received on interest-sensitive annuities and other
  financial products credited to policyholder account
  balances, net of premiums ceded...........................    25,127      18,796
Return of policyholder account balances on
  interest-sensitive annuities and other financial products,
  net of premiums ceded.....................................   (17,317)     (9,403)
Redemption of redeemable preferred stock....................       (15)       (442)
Reissuance of treasury stock in connection with exercise of
  stock options.............................................         4          --
Proceeds from common and treasury stock sales...............        --         102
Purchase of Common Stock for treasury.......................      (136)     (2,104)
                                                              --------   ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............    13,026       9,310
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
  Purchases.................................................   (90,762)   (107,403)
  Sales.....................................................    70,702      77,578
  Maturities................................................    16,241       3,562
Short-term investments, net.................................    (9,965)      5,423
Other investments, net......................................     1,078      (3,218)
Proceeds from sale of First International Life Insurance
  Company, less cash transferred to seller of $265..........        --      11,228
                                                              --------   ---------
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.......   (12,706)    (12,830)
                                                              --------   ---------
Net increase (decrease) in cash.............................     4,710      (1,886)
Cash at beginning of period.................................     5,113       5,762
                                                              --------   ---------
Cash at end of period.......................................  $  9,823   $   3,876
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

     The consolidated financial statements as of and for the three months and six months ended June 30, 1997 include the assets and liabilities and results of operations of Shelby Life Insurance Company ("Shelby Life") which was acquired and merged into Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of Standard Management Corporation ("Standard Management"), the parent company, effective November 1, 1996.

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

NOTE 3 -- NOTE PAYABLE

     In connection with the acquisition of Shelby Life, Standard Management borrowed $4,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003 and required interest payments in cash at 12% per annum, or, if Standard Management chose, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. At June 30, 1997, this subordinated convertible debt agreement was amended at the principal amount of $4,372 which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, Standard Management borrowed an additional $5,628 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400, redemption of Class S Cumulative Convertible Redeemable

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Preferred Stock ("Class S Preferred Stock") of approximately $1,840, and the balance for other general corporate purposes. The Notes are convertible into SMC Common Stock at the rate of $5.747 per share.

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

NOTE 5 -- NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE

     The components of the balance sheet caption "Unrealized loss on securities available for sale" in shareholders' equity are summarized as follows:

                                                                JUNE 30,     DECEMBER 31,
                                                                  1997           1996
                                                                --------     ------------
Fair value of securities available for sale.................    $350,576       $347,372
Amortized cost of securities available for sale.............     352,697        349,209
                                                                --------       --------
     Gross unrealized loss on securities available for
      sale..................................................      (2,121)        (1,837)
Adjustments for:
  Deferred policy acquisition costs.........................         858            696
  Present value of future profits...........................           4             20
  Deferred federal income tax recoverable...................         424            375
                                                                --------       --------
     Net unrealized loss on securities available for sale...    $   (835)      $   (746)
                                                                ========       ========

NOTE 6 -- INCOME TAXES

     The effective consolidated federal income tax expense (credit) rate for the Company was 28% and 30% for the three and six months ended June 30, 1997, compared to (11)% and (75)% for the three and six months ended June 30, 1996. The effective rates in 1997 are less than the statutory rates primarily because the

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International S.A. ("Standard Management International") is not subject to U.S. income tax. The large credit for the six month's ended June 30, 1996 is primarily due to tax benefits of $1,420 related to the sale of First International Life Insurance Company ("First International") (see Note 7).

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

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

in the primary earnings per share for the quarter ended June 30, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE 10 -- RESTATEMENT

     The Company has restated the previously issued June 30, 1996 consolidated financial statements for recognition of administration fee income. Effective May 31, 1996, Standard Life terminated by recapture a reinsurance agreement with National Mutual Life Insurance Company ("National Mutual"). In connection with this transaction, the Company recorded the collection of administration fees of $375 from National Mutual for services provided in prior years as a reduction to present value of future profits. Previously the administration fees were recorded as revenues. The following summarizes the net effect of the restatement:

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30, 1996                JUNE 30, 1996
                                                        -------------------------    -------------------------
                                                        AS PREVIOUSLY                AS PREVIOUSLY
                                                          REPORTED       RESTATED      REPORTED       RESTATED
                                                        -------------    --------    -------------    --------
Income before federal income taxes, extraordinary
  gain on early redemption of redeemable preferred
  stock and preferred stock dividends...............        $370           $ (5)        $1,860         $1,485
Net income..........................................         351            104          3,117          2,870
Net income per share................................         .07            .02            .59            .55

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

     Operating Income. The income (loss) from operations (before net realized investment gains) was $661,000 for the second quarter of 1997, compared to a loss of $(187,000) for the comparable period in 1996. The change resulted primarily from operations in the United States producing income from operations of $192,000 compared to a loss from operations of $(291,000) for the second quarter of 1997 and 1996, respectively. The increase is primarily due to an increase in interest spreads on an increasing asset base, while operating expenses have declined when compared to 1996. The income from international operations also increased to $469,000 for the second quarter of 1997 compared to $104,000 for the second quarter of 1996. The international operating gains resulted primarily from decreased operating expenses, reflecting reduced marketing activity during the period, and the strengthening of the U.S. dollar.

     Premium Income. Premium income is composed of premiums, including renewal premiums, received on ordinary life insurance policies. SMC's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income for the second quarter of 1997 was $1,665,000, a decrease of $3,965,000 or 70% from $5,630,000 for the second quarter of 1996. This decrease is attributable to the recapture of premiums ceded of $4,234,000 due to the termination and recapture of the reinsurance agreement with National Mutual Life Insurance Company ("National Mutual") in the second quarter of 1996, which offsets increases in premium income for the inclusion of Shelby Life in the results of operations for periods after November 1, 1996. SMC recorded net premium income of $249,000 in the second quarter of 1997 for the Shelby Life block which more than offsets the decline in premiums from the regular policy lapses, surrenders and expiries in SMC's closed blocks of business.

     Net premium deposits received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $13,059,000 compared to $14,808,000 for the second quarter of 1997 and 1996, respectively. The decrease in premium deposits is partially due to a decrease in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $15,603,000 for the second quarter of 1997 compared to $17,511,000 for the second quarter of 1996. Since SMC's operating income is primarily a function of its investment spreads, persistency of annuity in force business, mortality experience, and operating expenses, a change in annuity premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in annuity premiums may affect the growth rate of total assets on which investment spreads are earned.

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

     Net Realized Investment Gains. Net realized investment gains decreased $186,000 or 85% to $32,000 from $218,000 for the second quarter of 1997 and 1996, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized loss on SMC's securities available for sale increased to $2,121,000 at June 30, 1997 from $1,837,000 at December 31, 1996. In the absence of decreases in interest rates, SMC may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of SMC's fixed maturity securities is not expected to have a significant effect on results of operations because SMC has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and SMC's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

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

     Other Income. Other income decreased $207,000 or 60% to $390,000 for the second quarter of 1997 compared to $597,000 for the comparable 1996 period. The decrease resulted primarily from the reduction in reserve and experience refund income adjustments in connection with the agreements with GIAC.

     Benefit and Claims. Benefits and claims include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims decreased $4,417,000 or 69% to $1,979,000 for the second quarter of 1997 from $6,396,000 for the second quarter of 1996. The decrease in benefits and claims results from an increase in change in policy reserves of $4,234,000 related to the termination and recapture of a reinsurance agreement with National Mutual in the second quarter of 1996. This decrease offset the increase in benefits and claims from the inclusion of Shelby Life (approximately $850,000 in the second quarter of 1997) in the results of operations for periods after November 1, 1996. Throughout SMC's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

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

Six Months Ended June 30, 1997 and 1996

     Operating Income. The income from operations (before net realized investment gains and gain on disposal of subsidiaries) was $1,189,000 in the first six months of 1997, compared to $27,000 for the comparable period in 1996. The change resulted primarily, from operations in the United States producing income from operations of $366,000 compared to a loss from operations of $(308,000) for the first six months of 1997 and 1996, respectively. The increase is primarily due to an increase in interest spreads on an increasing asset base, while operating expenses have declined when compared to 1996. The income from international operations also increased to $823,000 for the first six months of 1997 compared to $335,000 for the first six months of 1996. The international operating gains resulted primarily from decreased operating expenses, reflecting reduced marketing activity during the period, and the strengthening of the U.S. dollar.

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

     Benefit and Claims. Benefits and claims decreased $2,855,000 or 40% to $4,368,000 for the first six months of 1997 from $7,223,000 for the first six months of 1996. The decrease in benefits and claims resulted from an increase in change in policy reserves of $4,234,000 related to the termination and recapture of a reinsurance agreement with National Mutual in the second quarter of 1996. This decrease offset the increase in benefits and claims from the inclusion of Shelby Life (approximately $1,462,000 in the first six months of 1997) in the results of operations for periods after November 1, 1996. Throughout SMC's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

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

     Federal Income Taxes. Federal income tax expense (credit) was $575,000 for the first six months of 1997, compared to $(1,118,000) for the first six months of 1996. The large credit in 1996 is primarily due to tax benefits of $1,420,000 related to the sale of First International.

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

     At April 1, 1995, Standard Management sold its property and equipment to an unaffiliated leasing/ financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby Standard Management pays a monthly rental amount of $45,000. Standard Management charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after April 1, 1995. The amount of the rental income received from Standard Management's subsidiaries was $592,000 and $853,000 for the six months ended June 30, 1997 and year ended December 31, 1996, respectively.

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

     In connection with the acquisition of Shelby Life, SMC borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003 and required interest payments in cash at 12% per annum, or, if SMC chose, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. At June 30, 1997, this subordinated convertible debt agreement was amended at the principal amount of $4,372,000 which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, Standard Management borrowed an additional $5,628,000 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400,000, redemption of Class S Preferred Stock of approximately $1,840,000 and the balance for other general corporate purposes. The Notes are convertible into SMC Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of Standard Management commencing on July 1, 2000 at redemption prices equal to 105% of the principal amount (plus accrued interest) and declining to 101% of the principal amount (plus accrued interest). The Notes may be prepaid prior to July 1, 2000 under certain limited circumstances. The subordinated convertible debt agreements contain terms and financial covenants substantially similar to those in the Amended Credit Agreement.

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

     Uncertainties Regarding Intangible Assets. Included in SMC's financial statements as of June 30, 1997 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by SMC's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the June 30, 1997 consolidated balance sheet aggregated $44,415,000 or 7% of SMC's assets. SMC has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in SMC's consolidated financial statements. SMC has determined that the assumptions utilized in the initial valuation of these assets are consistent with the operations of SMC as of June 30, 1997.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)Exhibits

     Exhibit 10.32 Amended and Restated Note Agreement dated as of November 8,
                   1996, as amended and restated on June 30, 1997, by and between Standard Management and Great American Reserve Insurance Company in the amount of $4,371,573 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

     Exhibit 10.33 Amended and Restated Senior Subordinated Convertible Note
                   dated as of November 8, 1996, as amended and restated on June 30, 1997, by and between Standard Management and Great American Reserve Insurance Company in the amount of $4,371,573 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

     Exhibit 10.36 Note Agreement dated as of June 30, 1997 between Standard
                   Management, Capitol American Life Insurance Company and Transport Life Insurance Company in the Amount of $5,628,427 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

     Exhibit 10.37 Senior Subordinated Convertible Note dated as of June 30,
                   1997 between Standard Management and Capitol American Life Insurance Company in the amount of $3,628,427 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

     Exhibit 10.38 Senior Subordinated Convertible Note dated as of June 30,
                   1997 between Standard Management and Transport Life Insurance Company in the amount of $2,000,000 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

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