Form 10-Q
period 1997-09-30
STANDARD MANAGEMENT CORP
filed 1997-11-14
CIK 853971

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[*]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                            (317) 574-6200
                          (Telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [*] No [ ]

As of October 31, 1997, the Registrant had 4,870,240 shares of Common Stock outstanding.

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                        PAGE
NUMBER

Part I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Balance Sheet --
           September 30, 1997 (Unaudited) and December 31, 1996 (Audited)     3

           Consolidated Statement of Operations --
           For the Three Months and Nine Months Ended September 30, 1997
           and 1996 (Unaudited)                                               4

           Consolidated Statement of Shareholders' Equity --
           For the Nine Months Ended September 30, 1997 and 1996 (Unaudited)  5

           Consolidated Statement of Cash Flows --
           For the Nine Months Ended September 30, 1997 and 1996 (Unaudited)  6

           Notes to Consolidated Financial Statements (Unaudited)        7 - 10

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                        11 - 20

Part II.   OTHER INFORMATION:

Item 1.    Legal Proceedings                                                 21

Item 6.    Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                   23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        STANDARD MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEET
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       SEPTEMBER 30,                 DECEMBER 31,
                                                                                                 1997                         1996
                                                                                        (UNAUDITED)                    (AUDITED)
                                   ASSETS
Investments:
    Securities available for sale:
          Fixed maturity securities, at fair value (amortized cost: $363,605 in 1997
            and $349,151 in 1996)                                                            $368,658                     $347,310
          Equity securities, at fair value (cost: $50 in 1997 and $58 in 1996)                     52                           62
   Mortgage loans, at unpaid principal balances                                                   397                        3,035
   Policy loans, at unpaid principal balances                                                   9,708                        9,903
   Real estate, at depreciated cost                                                             2,334                          546
   Other invested assets                                                                          810                          865
   Short-term investments, at cost, which approximates fair value                              13,483                        8,417
            Total investments                                                                 395,442                      370,138
Cash......                                                                                      3,164                        5,113
Accrued investment income                                                                       6,333                        6,198
Amounts due and recoverable from reinsurers                                                    68,594                       68,811
Deferred policy acquisition costs                                                              19,781                       18,078
Present value of future profits, less accumulated amortization of $5,322 in 1997
   and $3,520 in 1996                                                                          22,242                       23,806
Excess of acquisition cost over net assets acquired,
   less accumulated amortization of $397 in 1997 and  $314 in 1996                              2,508                        2,260
Other assets                                                                                    5,758                        5,463
Assets held in separate accounts                                                              145,574                      128,546
            Total assets                                                                     $669,396                     $628,413
     LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Future policy benefits:
          Interest-sensitive annuities and other financial products                          $350,503                     $333,633
          Traditional life insurance                                                           87,245                       87,106
            Total future policy benefits                                                      437,748                      420,739
   Policy claims and other policyholders' benefits and funds                                    4,677                        4,585
                                                                                              442,425                      425,324
   Accounts payable and accrued expenses                                                        5,439                        6,189
   Obligations under capital lease                                                                270                          637
   Notes payable                                                                               26,024                       20,060
   Deferred federal income taxes                                                                5,347                        3,206
   Excess of net assets acquired over acquisition cost,
          less accumulated amortization of $4,880 in 1997 and $3,839 in 1996                    1,734                        2,775
   Liabilities related to separate accounts                                                   145,574                      128,546
            Total liabilities                                                                 626,813                      586,737
Class S Cumulative Convertible Redeemable Preferred  Stock, par value $10 per share:
   Authorized 300,000 shares; issued and outstanding 159,889 shares in 1996,
redemption value                                                                                   --                        1,757
          of $10.00 per share plus accumulated and unpaid dividends
Shareholders' Equity:
   Preferred Stock, no par value:
          Authorized 700,000 shares; none issued and outstanding                                   --                           --
   Common Stock and additional paid-in capital, no par value:
          Authorized 20,000,000 shares; issued 4,870,240 shares                                40,646                       40,481
   Treasury stock, at cost, 882,259 shares in 1997 and 728,229 shares in 1996                 (4,604)                      (3,528)
(deduction)
   Unrealized gain (loss) on securities available for sale                                      2,072                        (746)
   Foreign currency translation adjustment                                                      (370)                          691
   Retained earnings                                                                            4,839                        3,021
            Total shareholders' equity                                                         42,583                       39,919
Total liabilities, redeemable securities and shareholders' equity                            $669,396                     $628,413

See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                               SEPTEMBER 30,
                                                    1997                   1996                  1997                  1996
Revenues:
   Premium income                                   $1,715                 $1,289                $5,277                $8,418
   Net investment income                            7,580                  5,037                 21,926                15,007
   Net realized investment gains                    81                     222                   287                   677
   Gain on disposal of subsidiaries                 --                     --                    --                    886
   Policy charges                                   1,328                  617                   4,110                 1,832
   Amortization of excess of net assets acquired
over                                                347                    347                   1,041                 1,041
          acquisition cost
   Fees from separate accounts                      417                    257                   1,255                 1,093
   Other income                                     119                    200                   1,014                 536
          Total revenue                             11,587                 7,969                 34,910                29,490
Benefits and expenses:
   Benefits and claims                              1,577                  1,434                 5,945                 8,657
   Interest credited on interest-sensitive
annuities and other                                 4,461                  2,641                 12,627                7,645
          financial products
   Salaries and wages                               1,344                  1,215                 4,249                 3,678
   Amortization                                     967                    564                   2,544                 1,723
   Other operating expenses                         1,797                  1,263                 5,127                 5,173
   Interest expense and financing costs             646                    153                   1,724                 430
          Total benefits and expenses               10,792                 7,270                 32,216                27,306
Income before federal income taxes, extraordinary
gain on early
   redemption of redeemable preferred stock and     795                    699                   2,694                 2,184
   preferred stock dividends
Federal income tax expense (credit)                 204                    228                   779                   (890)
Income before extraordinary gain on early
redemption of                                       591                    471                   1,915                 3,074
   redeemable preferred stock and preferred stock
   dividends
Extraordinary gain on early redemption of
redeemable                                          --                     233                               --        500
   preferred stock, net of $ -- federal income tax
NET INCOME                                          591                    704                   1,915                 3,574
Preferred stock dividends                           15                     51                    97                    163
Earnings available to common shareholders           $576                   $653                  $1,818                $3,411
Earnings per share:
   Income before extraordinary gain on early
redemption of                                       $      .11             $     .10             $      .36            $     .61
          redeemable preferred stock and preferred
          stock dividends
   Extraordinary gain on early redemption of
redeemable                                                  --                   .04                     --                  .09
          preferred stock
   NET INCOME                                              .11                   .14                    .36                  .70
    Preferred stock divid                                  .01                   .01                    .02                  .02
   Earnings available to common shareholders        $      .10             $     .13             $      .34            $     .68
Weighted average number of shares outstanding:
   Common shares                                    4,882,467              4,774,840             4,973,580             4,835,657
   Common equivalent shares                         547,603                165,242               360,914               463,842
                                                    5,430,070              4,940,082             5,334,494             5,299,499

See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                               AMOUNTS                                        SHARES
                                                        1997                     1996                   1997                  1996
Common Stock and additional paid-in capital:
    Balance, beginning of period                     $40,481                  $39,808              5,752,499             5,459,573
          Issuance of common stock                        --                      100                     --                20,000
          5% common stock dividend                        --                      850                     --               272,926
          Issuance of common stock warrants              165                      239                     --                    --
   Balance, end of period                             40,646                   40,997              5,752,499             5,752,499
Treasury stock (at cost):
   Balance, beginning of period                      (3,528)                  (2,621)              (728,229)             (502,025)
          Treasury stock acquired                    (1,079)                  (2,126)                     --             (431,026)
          5% common stock dividend                        --                       --              (154,903)              (46,402)
          Reissuance of treasury stock in
connection with                                            4                        6                    873                 1,224
            exercise of stock options
   Balance, end of period                            (4,604)                  (4,741)              (882,259)             (978,229)
Unrealized gain (loss) on securities:
   Balance, beginning of period                        (746)                    2,582
          Change in unrealized gain (loss) on
securities                                             2,818                  (4,474)
            available for sale, net
   Balance, end of period                              2,072                  (1,892)
Foreign currency translation adjustments:
   Balance, beginning of period                          691                    1,159
          Translation adjustments for the            (1,061)                    (442)
period
   Balance, end of period                              (370)                      717
Retained earnings:
   Balance, beginning of period                        3,021                    (686)
          Net income                                   1,915                    3,574
          5% common stock dividend, plus cash
in lieu of                                                --                    (850)
            fractional shares
          Preferred stock dividend                      (97)                      (1)
          Loss on reissuance of treasury stock            --                    (163)
   Balance, end of period                              4,839                    1,874
Total shareholders' equity and common shares
   outstanding                                       $42,583                  $36,955              4,870,240             4,774,270


See accompanying notes to consolidated financial statements.

                        STANDARD MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           1997                               1996
OPERATING ACTIVITIES
Net income                                                                               $1,915                             $3,574
Adjustments to reconcile net income to net cash provided by
operating activities:
   Amortization of deferred policy acquisition costs                                      1,039                                837
   Policy acquisition costs deferred                                                    (5,323)                            (4,519)
   Deferred federal income taxes                                                            695                              (471)
   Depreciation and amortization                                                            960                                308
   Future policy benefits and reinsurance recoverable                                     6,858                              5,995
   Policy claims and other policyholders' benefits and funds                                132                              (228)
   Net realized investment gains                                                          (287)                              (677)
   Accrued investment income                                                                135                              (244)
   Extraordinary gain on early redemption of redeemable preferred stock                      --                              (500)
   Other                                                                                (1,477)                            (1,318)
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                       4,626                              2,757
FINANCING ACTIVITIES
Borrowings                                                                                5,628                              2,600
Repayments on long term debt and capital lease obligation                                 (402)                              (364)
Premiums received on interest-sensitive annuities and other financial
products                                                                                 38,355                             32,153
   credited to policyholder account balances, net of premiums ceded
Return of policyholder account balances on interest-sensitive annuities
and other                                                                              (27,986)                           (12,993)
   financial products, net of premiums ceded
Redemption of redeemable preferred stock                                                (1,855)                              (941)
Reissuance of treasury stock in connection with exercise of stock options                     4                                 --
Proceeds from common and treasury stock sales                                               165                                106
Purchase of Common Stock for treasury                                                   (1,079)                            (2,126)
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                      12,830                             18,435
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases                                                                          (158,353)                          (136,972)
   Sales                                                                                123,113                             94,247
   Maturities                                                                            23,632                              6,381
Short-term investments, net                                                             (5,066)                              2,647
Other investments, net                                                                  (2,681)                               (68)
Proceeds from sale of First International Life Insurance Company,
   less cash transferred to seller of $265                                                   --                             11,228
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                             (19,405)                           (22,537)
Net increase (decrease) in cash                                                         (1,949)                            (1,351)
Cash at beginning of period                                                               5,113                              5,762
Cash at end of period                                                                    $3,164                             $4,411


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

      The consolidated financial statements as of and for the three months and nine months ended September 30, 1997 include the assets and liabilities and results of operations of Shelby Life Insurance Company ("Shelby Life") which was acquired and merged into Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of Standard Management Corporation ("Standard Management"), the parent company, effective November 1, 1996.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K/A No. 2 of Standard Management for the year ended December 31, 1996.

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

NOTE 3 -- NOTE PAYABLE

      In connection with the acquisition of Shelby Life, Standard Management borrowed $4,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003 and required interest payments in cash at 12% per annum, or, if Standard Management chose, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. At June 30, 1997, this subordinated convertible debt agreement was amended at the principal amount of $4,372 which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, Standard Management borrowed an additional $5,628 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400, redemption of Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock") of approximately $1,840 (SEE NOTE 4), and the balance for other general corporate purposes. The Notes are convertible into SMC Common Stock at the rate of $5.747 per share.

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

         Standard Management may voluntarily redeem the Class S Preferred Stock prior to February 2003 at redemption value of $10.00 per share plus accumulated and unpaid dividends. In February 1996, Standard Management instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or private negotiated transactions. Through July 31, 1997, Standard Management had repurchased and retired 141,761 shares of Class S Preferred Stock on the open market at a cost of $964. These repurchases resulted in an extraordinary gain on early redemption of redeemable preferred stock of $233 and $500 for the three and nine month periods ended September 30, 1996. Effective as of August 1, 1997, Standard Management redeemed all of the issued and outstanding Class S Preferred Stock at redemption value of $10.00 per share plus accumulated and unpaid dividends.

NOTE 5 -- NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

         The components of the balance sheet caption "Unrealized gain (loss) on securities available for sale" in shareholders' equity are summarized as follows:

                                                                         SEPTEMBER 30,                   DECEMBER 31,
                                                                     1997                            1996
Fair value of securities available for sale                          $368,710                        $347,372
Amortized cost of securities available for sale                      363,655                         349,209
                                                               Gross 5,055                           (1,837)
unrealized gain (loss) on securities available for sale
Adjustments for:
 Deferred policy acquisition costs                                   (1,789)                         696
 Present value of future profits                                     (123)                           20
 Deferred federal income tax recoverable (liability)                 (1,071)                         375
                                                                 Net $2,072                          $(746)
unrealized gain (loss) on securities available for sale

NOTE 6 -- INCOME TAXES

   The effective consolidated federal income tax expense (credit) rate for the Company was 26% and 29% for the three and nine months ended September 30, 1997, compared to 33% and (41)% for the three and nine months ended September 30, 1996. The effective rates in 1997 are less than the statutory rates primarily because the amortization of excess of net assets acquired over acquisition cost resulting from the acquisition of Standard Management International S.A. ("Standard Management International") is not subject to U.S. income tax. The large credit for the nine months ended September 30, 1996 is primarily due to tax benefits of $1,420 related to the sale of First International Life Insurance Company ("First International") (SEE NOTE 7).

                        STANDARD MANAGEMENT CORPORATION

          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 -- DISPOSAL OF SUBSIDIARIES

   On March 18, 1996, Standard Life completed the sale of a duplicate charter associated with its wholly-owned subsidiary, First International, to Guardian Insurance and Annuity Co., Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, New York. Standard Life received proceeds of $10,393, including $1,500 for the charter and licenses associated with First International. Standard Life realized a net pretax gain of $1,042 and a tax benefit of $1,420 on this sale or $2,462 ($.46 per share) for the nine months ended September 30, 1996. In addition, First International, Standard Life and GIAC have entered into a series of other agreements that include provisions for Standard Life to continue to administer First International policies in force at the date of sale and for Standard Life to continue to receive the profit stream from the majority of First International's in force business at the date of sale.

   In an unrelated matter, the Company decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance of North America Ltd. ("Standard Reinsurance") and Salamandra Joint-Stock Insurance Company in Ukraine ("Salamandra"), and not to renew the Barbados license of Standard Reinsurance due to an insignificant amount of reinsurance premium volume. This resulted in the termination of Standard Reinsurance operations and the write-off of the Company's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156 ($.03 per share) for the nine months ended September 30, 1996.

   The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was an increase in revenues of $886 and a tax benefit of $1,420, for net income effect of approximately $2,306 or $.44 per share for the nine months ended September 30, 1996.

NOTE 8 -- SAVERS LIFE ACQUISITION

   The Company entered into an Agreement and Plan of Merger dated as of December 19, 1996, as amended to date (the "Merger Agreement"), with Savers Life Insurance Company ("Savers Life"). The closing of the transactions contemplated by the Merger Agreement was subject to normal conditions, including approval by (i) the Company's stockholders of the issuance ("Share Issuance") of shares of the Company's Common Stock pursuant to the merger contemplated by the Merger Agreement and upon payment of the Performance Premium (as defined in the Merger Agreement), (ii) Savers Life stockholders of the Merger Agreement and (iii) applicable regulatory authorities. The Company's stockholders approved the Share Issuance at the Company's Annual Meeting of Stockholders held on October 22, 1997. By action of the Board of Directors of Savers Life, the Special Meeting of Stockholders of Savers Life called for October 22, 1997, at which the Savers Life stockholders were to consider approval of the Merger Agreement, was adjourned to an unspecified date before action was taken on the proposal to approve the Merger Agreement. The Merger Agreement provided that it terminated if the merger was not consummated by November 5, 1997. The Company and Savers Life have engaged in discussions regarding the possibility of reinstating the Merger Agreement, including the possibility of a restructured agreement.

NOTE 9 -- RECENTLY ISSUED ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. SFAS No. 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used. The impact is expected to result in an increase in primary earnings per share for the quarter ended September 30, 1997 of $.02 per share and the nine months ended September 30, 1997 and 1996 of $.03 and $.06 per share, respectively. There will be no change in the primary earnings per share for the quarter ended September 30, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 defines the financial statement presentation for all changes in a company's equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in the first quarter of 1998. Because the statement is merely a change in presentation, the Company does not expect the adoption of this statement to have any impact on the amount of net income, earnings per share or total shareholders' equity reported.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in financial statements. Currently, the Company considers its life insurance operations to be its only material operating segment. The Company is in the process of defining additional business segments and developing allocation methods to assess their performance. Once the process is completed, additional disclosures will be provided in accordance with SFAS No. 131.

NOTE 10 -- RESTATEMENT

   The Company has restated the previously issued September 30, 1996 consolidated financial statements for recognition of administration fee income. Effective May 31, 1996, Standard Life terminated by recapture a reinsurance agreement with National Mutual Life Insurance Company ("National Mutual"). In connection with this transaction, the Company recorded the collection of administration fees of $375 from National Mutual for services provided in prior years as a reduction to present value of future profits. Previously the administration fees were recorded as revenues. The following summarizes the net effect of the restatement:


                                                         THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1996                           SEPTEMBER 30, 1996
                                                     AS                                            AS
                                                 PREVIOUSLY                                    PREVIOUSLY
                                                  REPORTED                RESTATED              REPORTED              RESTATED
Income before federal income taxes,
extraordinary gain
     on early redemption of redeemable        $699                    $699                   $2,559                $2,184
preferred stock
     and preferred stock dividends
Net income                                    704                     704                    3,821                 3,574
Net income per share                          .14                     .14                    .74                   .70

                  STANDARD MANAGEMENT CORPORATION

                        ___________________

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  OPERATING INCOME.  The income from operations
(before net realized investment gains) was $537,000 for the third quarter of 1997, compared to $342,000 for the comparable period in 1996. The increase resulted primarily from international operations producing income from operations of $364,000 for the third quarter of 1997 compared to $105,000 for the third quarter of 1996. The international operating gains resulted primarily from increased fees from separate accounts and decreased operating expenses, primarily due to the strengthening of the U.S. dollar.

                                  PREMIUM  INCOME.   Premium income is composed
of premiums, including renewal premiums, received on ordinary life insurance policies. SMC's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income for the third quarter of 1997 was $1,715,000, an increase of $426,000 or 33% from $1,289,000 for the third quarter of 1996. This increase is attributable to the inclusion of Shelby Life in the results of operations for periods after November 1, 1996. SMC recorded net premium income of $568,000 in the third quarter of 1997 for the Shelby Life block which more than offsets the decline in premiums from the regular policy lapses, surrenders and expiries in SMC's closed blocks of business.

                                  Net premium  deposits received from the sales
of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $13,229,000 compared to $13,358,000 for the third quarter of 1997 and 1996, respectively. The decrease in premium deposits is partially due to a decrease in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $15,308,000 for the third quarter of 1997 compared to $15,982,000 for the third quarter of 1996. Since SMC's operating income is primarily a function of its investment spreads, persistency of annuity in force business, mortality experience, and operating expenses, a change in annuity premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in annuity premiums may affect the growth rate of total assets on which investment spreads are earned.

                                  NET INVESTMENT INCOME.  Net investment income
increased $2,543,000 or 50% to $7,580,000 for the third quarter of 1997 from $5,037,000 for the comparable period of 1996. The increase primarily resulted from an increase in the weighted average annualized yield of SMC's investment portfolio (exclusive of realized and unrealized gains and losses) to 7.83% from 7.57% for the third quarter of 1997 and 1996, respectively, and the increase in total invested assets (amortized cost) of approximately 41% from December 31, 1995 to September 30, 1997, most of which (approximately $100,000,000) occurred in the fourth quarter of 1996 due to the acquisition of Shelby Life. As of September 30, 1997, yields available on new investments were declining.

                                  NET  REALIZED INVESTMENT GAINS.  Net realized
investment gains decreased $141,000 or 64% to $81,000 from $222,000 for the third quarter of 1997 and 1996, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized gain (loss) on SMC's securities available for sale increased $6,892,000 to $5,055,000 at September 30, 1997 from a gross unrealized loss of $(1,837,000) at December 31, 1996. In the absence of decreases in interest rates, SMC may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of SMC's fixed maturity securities is not expected to have a significant effect on results of operations because SMC has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity and SMC's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates.

                                  POLICY   CHARGES.    Policy   charges,  which
represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $711,000 or 115% to $1,328,000 for the third quarter of 1997 compared to $617,000 for the third quarter of 1996. The increase in policy charges resulted primarily from an increase in policy charges for Standard Life's universal life insurance products of $489,000 due to the inclusion of Shelby Life in the results of operations for periods after November 1, 1996.

                                  AMORTIZATION OF EXCESS OF NET ASSETS ACQUIRED
OVER ACQUISITION COST. Amortization of excess of net assets acquired over acquisition cost ("negative goodwill") is recorded to amortize into earnings the negative goodwill recorded in connection with the acquisition of Standard Management International in 1993. The negative goodwill is being amortized on a straight-line basis over five years. Amortization of negative goodwill was $347,000 for each of the third quarters of 1997 and 1996.

                                  FEES  FROM  SEPARATE  ACCOUNTS.    Fees  from
separate accounts consist of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $160,000 or 62% to $417,000 for the third quarter of 1997 from $257,000 for the third quarter of 1996. The increase is due primarily to an increase in the value of assets held in separate accounts from $122,705,000 at December 31, 1995 to $145,574,000 at September 30, 1997. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

                                  OTHER INCOME.  Other income decreased $81,000
or 41% to $119,000 for the third quarter of 1997 compared to $200,000 for the comparable 1996 period. The decrease resulted primarily from the reduction in commission income received by Standard Marketing, a wholesale distributor of life insurance and annuity products, from the sale of unaffiliated insurance products.

                                  BENEFIT  AND  CLAIMS.   Benefits  and  claims
include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims increased $143,000 or 10% to $1,577,000 for the third quarter of 1997 from $1,434,000 for the third quarter of 1996. The increase in benefits and claims results from the inclusion of Shelby Life (approximately $335,000 in the third quarter of 1997) in the results of operations for periods after November 1, 1996. Throughout SMC's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

                                  INTEREST   CREDITED   ON   INTEREST-SENSITIVE
ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest-sensitive annuities and other financial products was $4,461,000 for the third quarter of 1997, an increase of $1,820,000 or 69% from $2,641,000 for the comparable prior year period. The increase resulted primarily from the inclusion of interest credited of $939,000 in the third quarter of 1997 from Shelby Life products and the increases in annuity policy reserves from sales. At September 30, 1997, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.81% compared to 5.40% at September 30, 1996.

                                  SALARIES AND  WAGES.  Salaries and wages were
$1,344,000 for the third quarter of 1997, an increase of $129,000 or 11% from $1,215,000 for the comparable prior year period. This increase was caused primarily by an increase in the number of employees in 1997 and an increase in incentive compensation expense in the third quarter of 1997 of $39,000 based on operating income for the third quarter of 1997.

                                  AMORTIZATION.  Amortization expense primarily
includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $403,000 or 71% to $967,000 for the third quarter of 1997 from $564,000 for the third quarter of 1996. The increase in current year amortization expense resulted primarily from increased amortization of deferred policy acquisition costs as gross profits from business sold in recent years began to emerge, increased surrenders and their corresponding increase in the amortization of deferred policy acquisition costs, and from the amortization of present value of future profits of $125,000 in the third quarter of 1997 for the acquisition of Shelby Life.

                                  OTHER  OPERATING EXPENSES.   Other  operating
expenses increased $534,000 or 42% to $1,797,000 for the third quarter of 1997 from $1,263,000 for the third quarter of 1996. The increase in other operating expenses resulted primarily from the growth in the Company's inforce business, primarily through the acquisition of Shelby Life effective November 1, 1996 and increased expenditures for marketing of the life insurance business.

                                  INTEREST   EXPENSE   AND   FINANCING   COSTS.
Interest expense and financing costs increased $493,000 or 322% to $646,000 in the third quarter of 1997 from $153,000 in the third quarter of 1996. The increase in interest expense and financing costs during 1997 resulted primarily from increased borrowing of $10,100,000 on an Amended and Restated Revolving Line of Credit Agreement with a bank ("Amended Credit Agreement") and borrowings of $4,000,000 from an insurance company in connection with the acquisition of Shelby Life and additional borrowings of $5,600,000 in June 1997.

                                  EXTRAORDINARY  GAIN  ON  EARLY  REDEMPTION OF
REDEEMABLE PREFERRED STOCK. Extraordinary gains were recorded on the early redemption of the Class S Preferred Stock for the amount by which SMC was able to repurchase the Class S Preferred Stock below its book value plus accrued and unpaid dividends. SMC recorded no extraordinary gain for the third quarter of 1997 compared to $233,000 for the third quarter of 1996. Effective August 1, 1997, SMC redeemed all of its issued and outstanding Class S Preferred Stock at redemption value of $10.00 per share plus accumulated and unpaid dividends.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  OPERATING INCOME.  The income from operations
(before net realized investment gains and gain on disposal of subsidiaries) was $1,726,000 in the first nine months of 1997, compared to $369,000 for the comparable period in 1996. The change resulted primarily, from operations in the United States producing income from operations of $539,000 compared to a loss of $71,000 for the first nine months of 1997 and 1996, respectively. The increase is primarily due to an increase in interest spreads on an increasing asset base. The income from international operations also increased to $1,187,000 for the first nine months of 1997 compared to $440,000 for the first nine months of 1996. The international operating gains resulted primarily from increased fees from separate accounts and decreased operating expenses, primarily due to the strengthening of the U.S. dollar.

                                  PREMIUM INCOME.  GAAP premium income  for the
first nine months of 1997 was $5,277,000, a decrease of $3,141,000 or 37% from $8,418,000 for the first nine months of 1996. This decrease is attributable to the recapture of premiums ceded of $4,234,000 due to the termination and recapture of the reinsurance agreement with National Mutual in the second quarter of 1996, which offsets increases in premium income for the inclusion of Shelby Life in the results of operations for periods after November 1, 1996. SMC recorded net premium income of $1,328,000 in the first nine months of 1997 for the Shelby Life block which more than offsets the decline in premiums from the regular policy lapses, surrenders and expiries in SMC's closed blocks of business.

                                  Net premium deposits received from the  sales
of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $38,355,000 compared to $32,153,000 for the first nine months of 1997 and 1996, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $45,141,000 for the nine months ended September 30, 1997 compared to $39,781,000 for the nine months ended September 30, 1996. The increase in gross premium deposits is the result of an aggressive marketing campaign implemented by Standard Life with the introduction of attractive new annuity products and the effects of increasing first year crediting rates approximately 1% commencing during the third quarter of 1996. Also contributing to the increase in premiums is the introduction of new products, the competitiveness of SMC's products, the continued development of SMC's distribution system through marketing support from Standard Marketing and an increase in the agency base achieved through the recruitment of larger managing general agencies and expanding geographical concentration into the Mid-South and California.

                                  SMC also decreased the quota-share portion of
business ceded pursuant to a reinsurance agreement from 70% to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium deposits by $6,786,000 in the first nine months of 1997 compared to $7,628,000 in the first nine months of 1996.

                                  NET INVESTMENT INCOME.  Net investment income
increased $6,919,000 or 46% to $21,926,000 for the first nine months of 1997 from $15,007,000 for the comparable period of 1996. The increase primarily resulted from an increase in the weighted average annualized yield of SMC's investment portfolio (exclusive of realized and unrealized gains and losses) to 7.66% from 7.28% for the first nine months of 1997 and 1996, respectively, and the increase in total invested assets (amortized cost) of approximately 41% from December 31, 1995 to September 30, 1997, most of which (approximately $100,000,000) occurred in the fourth quarter of 1996 due to the acquisition of Shelby Life.

                                  NET REALIZED INVESTMENT GAINS.   Net realized
investment gains decreased $390,000 or 58% to $287,000 from $677,000 for the first nine months of 1997 and 1996, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio.

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

                                  POLICY  CHARGES.   Policy  charges  increased
$2,278,000 or 124% to $4,110,000 for the nine months ended September 30, 1997 compared to $1,832,000 for the nine months ended September 30, 1996. The increase in policy charges resulted from an increase in policy charges for Standard Life's universal life insurance products of $1,473,000 due to the inclusion of Shelby Life in the results of operations for periods after November 1, 1996 and an increase in policy surrender charges on FPDAs of $447,000. The increase in annuity policy withdrawals and surrender charges on flexible premium deferred annuities generally corresponds to the aging and growth of SMC's annuity business in force.

                                  FEES  FROM  SEPARATE  ACCOUNTS.    Fees  from
separate accounts increased $162,000 or 15% to $1,255,000 for the first nine months of 1997 from $1,093,000 for the first nine months of 1996. The increase is due primarily to an increase in the value of assets held in separate accounts from $122,705,000 at December 31, 1995 to $145,574,000 at September 30, 1997. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

                                  BENEFIT  AND  CLAIMS.   Benefits  and  claims
decreased $2,712,000 or 31% to $5,945,000 for the first nine months of 1997 from $8,657,000 for the first nine months of 1996. The decrease in benefits and claims resulted from an increase in change in policy reserves of $4,234,000 related to the termination and recapture of a reinsurance agreement with National Mutual in the third quarter of 1996. This decrease offset the increase in benefits and claims from the inclusion of Shelby Life (approximately $1,132,000 in the first nine months of 1997) in the results of operations for periods after November 1, 1996. Throughout SMC's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

                                  INTEREST   CREDITED   ON   INTEREST-SENSITIVE
ANNUITIES AND OTHER FINANCIAL Products. Interest credited on interest-sensitive annuities and other financial products was $12,627,000 for the first nine months of 1997, an increase of $4,982,000 or 65% from $7,645,000 for the comparable prior year period. The increase resulted primarily from the inclusion of interest credited of $2,846,000 in the first nine months of 1997 from Shelby Life products, increases in interest credited rates on new annuity sales and the increases in the growth in policy reserves for annuities from sales. At September 30, 1997, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.61% compared to 5.40% at September 30, 1996.

                                  SALARIES  AND WAGES.  Salaries and wages were
$4,249,000 for the first nine months of 1997, an increase of $571,000 or 16% from $3,678,000 for the comparable prior year period. This increase was caused primarily by an increase in the number of employees in 1997 and an increase in incentive compensation expense in the first nine months of 1997 of $216,000 based on operating income for the nine months ended September 30, 1997.

                                  AMORTIZATION.  Amortization expense increased
$821,000 or 48% to $2,544,000 for the first nine months of 1997 from $1,723,000 for the first nine months of 1996. The increase in current year amortization expense resulted primarily from the amortization of present value of future profits of $537,000 in the first nine months of 1997 for the acquisition of Shelby Life.

                                  OTHER  OPERATING  EXPENSES.   Other operating
expenses decreased $46,000 or 1% to $5,127,000 for the first nine months of 1997 from $5,173,000 for the first nine months of 1996. The decrease in other operating expenses resulted primarily from eliminating in 1997 the additional cost to convert the operations and expand the marketing effort in Dixie National Life incurred in the first nine months of 1996 and a reduction in international operating expenses due to the strengthening of the U.S. dollar.

                                  INTEREST   EXPENSE   AND   FINANCING   COSTS.
Interest expense and financing costs increased $1,294,000 or 301% to $1,724,000 in the nine months ended September 30, 1997 from $430,000 in the nine months ended September 30, 1996. The increase in interest expense and financing costs during 1997 resulted primarily from increased borrowing of $10,100,000 on the Amended Credit Agreement and borrowings of $4,000,000 from an insurance company in connection with the acquisition of Shelby Life and additional borrowings of $5,600,000 in June 1997.

                                  FEDERAL  INCOME  TAXES.   Federal  income tax
expense (credit) was $779,000 for the first nine months of 1997, compared to $(890,000) for the first nine months of 1996. The large credit in 1996 is primarily due to tax benefits of $1,420,000 related to the sale of First International.

                                  EXTRAORDINARY  GAIN  ON  EARLY  REDEMPTION OF
REDEEMABLE PREFERRED STOCK. Extraordinary gains were recorded on the early redemption of the Class S Preferred Stock for the amount by which SMC was able to repurchase the Class S Preferred Stock below its book value plus accrued and unpaid dividends. SMC recorded no extraordinary gain for the first nine months of 1997 compared to $500,000 for the nine months ended September 30, 1996. Effective August 1, 1997, SMC redeemed all of its issued and outstanding Class S Preferred Stock at redemption value of $10.00 per share plus accumulated and unpaid dividends.

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

                                  In April 1993, Standard Management instituted
a program to repurchase SMC Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. Standard Management had repurchased 1,134,356 shares of SMC Common Stock for $5,826,000 as of October 31, 1997. Of these repurchases 419,026 shares were paid for through additional borrowing under the Amended Credit Agreement, 39,016 shares from the proceeds of the Notes and the remainder were paid from working capital. At October 31, 1997, Standard Management was authorized to purchase an additional 365,644 shares under this program.

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

                                  At  October 31, 1997, Standard Management had
"parent company only" cash and short-term investments of $1,261,000. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses (not including class action litigation and settlement costs and interest expense) were $3,470,000 and $2,793,000 for the years ended December 31, 1996 and 1995, respectively.

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

                                  At  April 1, 1995, Standard  Management  sold
its property and equipment to an unaffiliated leasing/financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby
Standard Management pays a monthly rental amount of $45,000. Standard Management charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after April 1, 1995. The amount of the rental income received from Standard Management's subsidiaries was $854,000 and $853,000 for the nine months ended September 30, 1997 and year ended December 31, 1996, respectively.

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

                                  The Amended Credit Agreement permits Standard
Management to borrow up to $16,000,000 in the form of a seven-year reducing revolving loan arrangement. Standard Management has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, Standard Management issued warrants to the bank to purchase 61,500 shares of SMC Common Stock. Borrowing under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and SMC Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of Standard Management, to be: (i) a fluctuating rate of interest based on the corporate base rate announced by the bank from time to time plus one percent per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667,000 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for Standard Management and certain investment and indebtedness limitations. At September 30, 1997, Standard Management was in compliance with all restrictions and covenants in the Amended Credit Agreement. At September 30, 1997, Standard Management had borrowed $16,000,000 under the Amended Credit Agreement at a weighted average interest rate of 9.178%. SMC has received a commitment to increase the Amended Credit Agreement to $20,000,000 to finance the acquisition of Savers Life.

                                  In connection with the acquisition of  Shelby
Life, SMC borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003 and required interest payments in cash at 12% per annum, or, if SMC chose, in non-cash additional subordinated convertible debt notes at 14% per annum until December 31, 2000. At September 30, 1997, this subordinated convertible debt agreement was amended at the principal amount of $4,372,000 which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, Standard Management borrowed an additional $5,628,000 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400,000, redemption of Class S Preferred Stock of approximately $1,840,000 and the balance for other general corporate purposes. The Notes are convertible into SMC Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of Standard Management commencing on July 1, 2000 at redemption prices equal to 105% of the principal amount (plus accrued interest) and declining to 101% of the principal amount (plus accrued interest). The Notes may be prepaid prior to July 1, 2000 under certain limited circumstances. The subordinated convertible debt agreements contain terms and financial covenants substantially similar to those in the Amended Credit Agreement.

                                  Assuming an increase in the current  level of
debt under the Amended Credit Agreement to $20,000,000 and current interest rates at September 30, 1997 (weighted average rate of 9.178%) Standard Management annual debt service would be approximately $2,800,000 in interest paid. In addition, Standard Management has 1997 obligations under a capital lease of $539,000.

                                  From   the   funds   borrowed   by   Standard
Management pursuant to the Amended Credit Agreement and the subordinated convertible debt agreements, $13,000,000 was loaned to Standard Life pursuant to a Surplus Debenture which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the September 30, 1997 interest rate of 10.50% continues in 1997, Standard Management will receive interest income of $1,357,000 from its Surplus Debenture receivable for 1997.

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

                                  Standard  Life  produced statutory net income
of $1,114,000 and $3,291,000 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. As a result, Standard Management did not make cash capital contributions to Standard Life during 1996 to maintain adequate levels of statutory capital and surplus. However, Standard Management contributed $2,400,000 to Standard Life in the second quarter of 1997 to facilitate growth in new premiums written. In March 1996, Standard Life sold its subsidiary, First International, and realized an increase in statutory capital and surplus of approximately $4,951,000 from the statutory gain on the sale and related reinsurance transactions.

                                  Commencing  January  1,  1995,  Standard Life
began to reinsure a portion of its annuity business. This reinsurance agreement has allowed SMC to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. Standard Life's largest annuity reinsurer at September 30, 1997, Winterthur, is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995, approximately 70% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. In addition, Standard Life's ability to retain business was further increased by the capital contribution of $2,400,000 in the second quarter of 1997. Winterthur limits dividends and other transfers by Standard Life to Standard Management or affiliated companies in certain circumstances.

                                  Management  believes  that  operational  cash
flow of Standard Life will be sufficient to meet its anticipated needs for 1997. As of September 30, 1997, Standard Life had statutory capital and surplus for regulatory purposes of $25,923,000 compared to $22,970,000 at December 31, 1996. The increase is primarily due to the capital contribution of $2,400,000 from Standard Management in the second quarter of 1997 and an increase in admitted goodwill under statutory accounting practices for its investment in Dixie National Life. As the life insurance and annuity business produced by Standard Life and Dixie National Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by Standard Management. During 1996, Standard Management did not make any capital contributions to Standard Life, other than the SMC Common Stock associated with the Shelby merger. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was
$17,921,422 and $4,263,011 for the years ended December 31, 1996 and December 31, 1995, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

                                  INTERNATIONAL  OPERATIONS.   The consolidated
balance sheet of SMC at September 30, 1997, includes a $1,734,000 credit representing the negative goodwill on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to SMC statements of operations.

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

                  STANDARD MANAGEMENT CORPORATION

                        ___________________

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

                                  FOREIGN  CURRENCY  RISK.  Standard Management
International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg) shareholders' equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge its translation risk because its shareholders' equity will remain in Luxembourg francs for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated.

                                  UNCERTAINTIES  REGARDING  INTANGIBLE  ASSETS.
Included in SMC's financial statements as of September 30, 1997 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by SMC's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the September 30, 1997 consolidated balance sheet aggregated $42,948,000 or 6% of SMC's assets. SMC has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in SMC's consolidated financial statements. SMC has determined that the assumptions utilized in the initial valuation of these assets are consistent with the operations of SMC as of September 30, 1997.

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

                                  RECENTLY  ISSUED  ACCOUNTING  STANDARDS.   In
February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 is required to be adopted on December 31, 1997. At that time, SMC will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and stock warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the first nine months ended September 30, 1997 and 1996 of $.03 and $.06 per share, respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                                  PROPOSED  ACQUISITION  OF  SAVERS  LIFE.  The
Company  entered into a Merger  Agreement  dated  as of  December  19, 1996, as
amended   to   date  with  Savers  Life.   The  closing  of  the   transactions
contemplated by the Merger Agreement was subject to normal conditions, including approval by (i) the Company's stockholders of the issuance ("Share Issuance") of shares of the Company's Common Stock pursuant to the merger contemplated by the Merger Agreement and upon payment of the Performance Premium (as defined in the Merger Agreement), (ii) Savers Life stockholders of the
Merger  Agreement  and  (iii) applicable regulatory  authorities.   The
Company's  stockholders approved the Share Issuance at the Company's Annual
Meeting of Stockholders  held on October 22,  1997.   By  action  of the Board
of Directors of Savers Life, the Special Meeting of Stockholders of Savers Life called for October 22, 1997, at which the Savers Life stockholders were to consider approval of the Merger Agreement, was adjourned to an unspecified date before action was taken on the proposal to approve the Merger Agreement. The Merger Agreement provided that it terminated if the merger was not consummated by November 5, 1997. The Company and Savers Life have engaged in discussions regarding the possibility of reinstating the Merger Agreement, including the
possibility of a restructured agreement.   If the Company and Savers  Life  do
not reinstate the agreement or enter into a restructured agreement, the Company's net income in 1997 is expected to be impacted due to costs associated with the Merger Agreement, including an estimated $550,000 to $700,000 in legal and accounting fees, printing and mailing costs and filings fees.

                                  SAFE   HARBOR   PROVISIONS.   Forward-looking
statements in this Form 10-Q are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made above. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed immediately above, among the other factors that could cause actual results to differ materially are the following: economic environment, interest rate changes generally and credited rates on new business, sales volume, product development, regulatory changes, the results of financing efforts, SMC's accounting policies, competition, the reinsurance agreement with GIAC and the acquisition of Shelby Life.

                  STANDARD MANAGEMENT CORPORATION

                        ___________________


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

As reported previously in the Form 10-Q/A for the quarterly period ended June 30, 1997, SMC is a party to Quinn v. SMC, an action filed on June 19, 1997 in the Superior Court of Marion County Indiana. SMC disputes Mr. Quinn's claims. SMC filed its Answer and Counterclaim against Mr. Quinn on September 11, 1997. Mr. Quinn is a former officer and director of SMC. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements. Management believes that the conclusion of such litigation will not have a material adverse effect on SMC's consolidated financial condition.

                  STANDARD MANAGEMENT CORPORATION

                        ___________________

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

Exhibit 10.14 Promissory Note from Ronald D. Hunter to SMC in the amount of $775,500 executed October 28, 1997.

Exhibit 11           Statement regarding computation of per share earnings.

Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission") for information only and not filed.

(b)  REPORTS ON FORM 8-K

                                  A  report on Form 8-K dated January 24, 1997,
as amended by the Company's reports on Form 8-K/A filed February 19, 1997, April 10, 1997, May 20, 1997 and August 29, 1997, was filed with the Commission to report under Item 7, the financial statements of Shelby Life for the two years ended December 31, 1995 and the pro forma condensed consolidated financial statements as of September 30, 1996.

                  STANDARD MANAGEMENT CORPORATION

                        ___________________


                                  SIGNATURES

                                  Pursuant   to   the   requirements   of   the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 1997


                                          STANDARD MANAGEMENT CORPORATION
                                                   (Registrant)

                                         By:     RONALD D. HUNTER

                                         Ronald D. Hunter
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         By:   GERALD R. HOCHGESANG
                                         Gerald R. Hochgesang
                                         Senior Vice President
                                         (Chief Accounting Officer)

                  STANDARD MANAGEMENT CORPORATION

                        ___________________

                                                                     EXHIBIT 11

                        STANDARD MANAGEMENT CORPORATION

             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,                              SEPTEMBER 30,
                                                          1997                   1996                 1997           1996 (1)
Weighted average common shares outstanding           4,882,467              4,774,840            4,973,580            4,685,406
5 percent common stock dividend                             --                     --                   --              150,251
Common equivalent shares related to:
   Stock warrants at average market price              274,503                135,381              209,845               98,643
   Stock options at average market price               273,100                 29,861              151,069               16,659
   Net issuable shares for modified treasury
stock
         method (after assumed buyback of 20% of            --                     --                   --              348,540
         outstanding stock options and warrants)
WEIGHTED AVERAGE PRIMARY SHARES OUTSTANDING          5,430,070              4,940,082            5,334,494            5,299,499
Income before extraordinary gain on early
redemption of
   redeemable preferred stock and preferred               $591                   $471               $1,915               $3,074
stock dividends
   as reported
Reduction in interest expense and increase in
short-term                                                  --                     --                   --                  131
   investment income for modified treasury stock
method............................................
                                                           591                    471                1,915                3,205
Extraordinary gain on early redemption of
redeemable                                                  --                    233                   --                  500
   preferred stock
NET INCOME (AS ADJUSTED)                                   591                    704                1,915                3,705
Preferred stock dividends as reported                     (15)                   (51)                 (97)                (163)
Preferred stock dividends reduction for modified
treasury                                                    --                     --                   --                   46
   stock method
Earnings available to common shareholders (as             $576                   $653               $1,818               $3,588
adjusted).........................................
Earnings Per Share:
   Income before extraordinary gain on early
redemption
         of redeemable preferred stock and       $    .11               $     .10            $     .36            $     .61
preferred stock
         dividends
   Extraordinary gain on early redemption of
redeemable                                             --                     .04                   --                  .09
         preferred stock
   NET INCOME                                         .11                     .14                  .36                  .70
   Preferred stock dividends                         (.01)                   (.01)                (.02)                (.02)
   Earnings available to common shareholders     $    .10               $     .13            $     .34            $     .68

(1)     Share  amounts have  been retroactively   adjusted   for  the
        effect   of  the  5  percent  stock dividend distributed  on  June  21,
        1996,  to shareholders of record on  May 17, 1996.