Form 10-K
period 1997-12-31
STANDARD MANAGEMENT CORP
filed 1998-03-26
CIK 853971

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                      FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 or

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file number 0-20882

                           STANDARD MANAGEMENT CORPORATION
               (Exact name of registrant as specified in its charter)

                          Indiana                           35-1773567
             (State or other jurisdiction of             (I.R.S. employer
              incorporation or organization)            identification no.)

    9100 Keystone Crossing, Indianapolis, Indiana 46240   (317) 574-6200
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 13, 1998 as reported on The Nasdaq Stock Market, was approximately $41.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March  13,  1998,  Registrant  had outstanding 7,094,417 shares of Common
Stock.

Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                       PART I


      AS USED HEREIN, UNLESS THE CONTEXT OTHERWISE CLEARLY REQUIRES, "SMC", OR THE "COMPANY" REFERS TO STANDARD MANAGEMENT CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES AND "STANDARD MANAGEMENT" REFERS TO STANDARD MANAGEMENT CORPORATION ON AN UNCONSOLIDATED BASIS. ALL FINANCIAL INFORMATION CONTAINED HEREIN IS PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") UNLESS OTHERWISE SPECIFIED.

ITEM 1. BUSINESS OF SMC

INTRODUCTION

      SMC is an international financial services holding company which directly and through its subsidiaries acquires and manages in force life insurance and annuity business and issues and distributes life insurance and annuity products. SMC offers unit-linked assurance products through its international subsidiaries. SMC's active subsidiaries at December 31, 1997 include:
(i) Standard Life Insurance Company of Indiana ("Standard Life") and its subsidiary, Dixie National Life Insurance Company ("Dixie National Life"),
(ii) Standard Management International S.A. ("Standard Management International") and its subsidiaries, Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") and Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)") and (iii) Standard Marketing Corporation ("Standard Marketing").

      Standard Life, SMC's principal insurance subsidiary, was organized in 1934 as an Indiana-domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life offers flexible premium deferred annuities ("FPDAs") and whole and universal life insurance. Standard Life also generates cash flow and income from closed blocks of in force life insurance and annuities. At December 31, 1997, Standard Life's statutory assets were $367,121,000 and the aggregate of its statutory capital and surplus, asset valuation reserve ("AVR") and interest maintenance reserve ("IMR") (its "adjusted statutory capital") was $37,634,000. The ratio of Standard Life's adjusted statutory capital to its total statutory assets was 10.3% at December 31, 1997. Standard Life has a rating of "B+" ("Very Good, Secure") by A.M. Best Company, Inc. ("A.M. Best"), a rating agency.

      Standard Management International is a holding company organized under Luxembourg law with its registered office in Luxembourg. At December 31, 1997, Standard Management International and its subsidiaries had $160,516,000 in assets with policies in force in over 80 countries. The majority of its business is unit-linked assurance products with a range of policyholder directed investment choices coupled with a small death benefit, sold through its subsidiaries: Premier Life (Luxembourg) and Premier Life (Bermuda). At December 31, 1997, Premier Life (Luxembourg) had statutory capital and surplus of $7,288,000 and its minimum capital and surplus was $2,915,000 and Premier Life (Bermuda) had statutory capital and surplus of $1,350,000 and its minimum capital and surplus was $250,000.

      Standard Life owns 99.4% of Dixie National Life. At December 31, 1997, Dixie National Life's statutory assets were $35,240,000, the adjusted statutory capital was $3,865,000 and the ratio of its adjusted statutory capital to its statutory assets was 11.0%. Dixie National Life has a rating of B ("Adequate") by A.M. Best. Dixie National Life markets a variety of life insurance products throughout the Mid-South offering primarily "burial expense" policies.

      Standard  Marketing  is  a wholesale distributor of  life  insurance  and annuity products. Through its network of managing general agents and independent agents, Standard Marketing distributes life insurance and annuity products for Standard Life, Dixie National Life and Savers Life Insurance Company and for a select group of unaffiliated insurance companies. Standard Marketing earns override commission income from the sale of these products.

      On November 8, 1996, Standard Life acquired through merger Shelby Life Insurance Company ("Shelby Life") from Delta Life and Annuity Corporation ("DLAC"), a life insurance company located in Memphis, Tennessee (the "Shelby Merger"). The purchase price was approximately $14,650,000, including $13,000,000 in cash, 250,000 shares of restricted Common Stock (valued at $1,250,000) and acquisition costs of $400,000. Financing for the Shelby Merger was provided by senior debt of $10,000,000 and $4,000,000 in subordinated convertible debt. SMC's intent at the time it purchased Shelby Life was to cease writing new business as the new business premium volume did not justify the costs of marketing support, and to continue to earn profits from the existing business. Consistent with that intent, Shelby Life ceased writing new business effective November 1, 1996, thus eliminating marketing and sales costs and thereby reducing statutory surplus strain. Statutory accounting practices require that acquisition costs associated with new business (primarily commissions and policy issue costs) be fully expensed in the year the new business is written. Surplus strain is created when acquisition costs incurred in connection with new business reduces statutory surplus. Many states impose minimum levels of surplus as a condition to writing new business. See "Business of SMC--Regulation."

      The acquisition of Shelby Life was accounted for using the purchase method of accounting and SMC's consolidated financial statements include the results of Shelby Life from November 1, 1996, the effective date of acquisition. Under purchase accounting, Standard Life allocated the total purchase price of Shelby Life to the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill, which will be amortized on a straight-line basis over 20 years.

      On March 18, 1996, Standard Life completed the sale of a duplicate charter associated with First International Life Insurance Company ("First International") to The Guardian Insurance and Annuity Company, Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, NY. Standard Life received proceeds of approximately $10,393,000, including $1,500,000 for the charter and licenses associated with First International. Standard Life realized a net pretax gain of $1,042,000 and a tax benefit of $1,420,000 on this sale, or $2,462,000. In addition, First International, Standard Life and GIAC have entered into a series of agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to continue to receive the profit stream from certain First International policies in force at the date of such sale. See "Business of SMC--Reinsurance."

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

      The combined effect of the gain on sale of First International and related contracts, and the Standard Reinsurance write-offs, was a gain on disposal of subsidiaries of $886,000 and a tax benefit of $1,420,000, for net income effect of $2,305,836 for the year ended December 31, 1996.

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

      On March 12, 1998, SMC acquired Savers Life Insurance Company ("Savers Life"), with Savers Life surviving as a wholly-owned subsidiary of SMC. Each of the 1,779,908 shares of Savers Life Common Stock outstanding was converted into 1.2 shares of SMC Common Stock plus $1.50. Each holder of Savers Life Common Stock could elect to receive the $1.50 per share portion of the merger consideration in the form of additional shares of SMC Common Stock. SMC issued approximately 2.2 million shares with a value of approximately $14.9 million and paid $2.1 million in cash (excluding acquisition costs) to acquire Savers Life. SMC increased the Amended and Restated Revolving Line of Credit Agreement with a bank (the "Amended Credit Agreement") to an amount of $20,000,000 to finance the acquisition of Savers Life. See "Liquidity and Capital Resources".

      Savers Life underwrites, markets and distributes annuities, life insurance, and Medicare supplement health insurance through a sales force consisting of approximately 4,000 independent brokers and is licensed to sell products in North Carolina, South Carolina, Virginia and Florida. Savers Life had total assets of $72,186,000 at December 31, 1997 and revenues of $43,047,000 for the year ended December 31, 1997.

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

MARKETING

      DOMESTIC MARKETING. Standard Marketing was organized as a wholesale distribution system to provide a lower cost alternative to the traditional captive agency force. Standard Marketing has established a network of approximately 20,000 independent general agents, including Savers Life. These agents distribute a full line of life insurance and annuity products issued by Standard Life, Dixie National Life and Savers Life and a select group of unaffiliated insurance carriers that Standard Marketing represents. As part of its normal recruiting, Standard Marketing selectively recruits new agents from those formerly associated with companies acquired by SMC.

      Crediting rates, commissions, the perceived quality of the issuer, product features and services are generally the principal factors influencing an agent's willingness and ability to sell particular life and annuity products. SMC believes that both agents and policy owners value the service provided by SMC. Standard Marketing assists its agents in submitting and processing policy applications and helps ensure that issuing insurers pay commissions on a timely basis. Standard Life issues an annuity and pays the Standard Marketing agent's commission within 24 hours subsequent to receipt of policyholder's deposit. Standard Marketing also assists its agents with licensing applications and provides other administrative support. Standard Marketing provides marketing support for its agents, including sales seminars and other continuing education programs, point of sale materials, illustrated proposal services, toll-free access for sales inquiries and access to senior executives. In addition, Standard Marketing can introduce agents to lead services who will provide such services at discounted rates that Standard Marketing has negotiated.

      Standard Marketing agents offer a full portfolio of life insurance, annuity and health products that Standard Marketing has selected on the basis of their competitive position and likely consumer acceptance. Such portfolio includes FPDAs, whole and universal life insurance and critical illness products issued by Standard Life and Dixie National Life, for which Standard Marketing is the exclusive distributor, and life insurance products issued by selected unaffiliated insurers. Standard Marketing receives, directly from the insurance companies it serves, primarily affiliated insurance companies, override commissions on sales by its agents, which are in addition to the commissions paid to Standard Marketing's independent agents. The availability of override commissions provides an economic incentive to Standard Marketing to recruit agents who produce business. Standard Marketing's relationships with these companies are non-exclusive and are terminable by either party upon 30 days notice. Standard Marketing regularly evaluates the products its agents offer to determine whether products or insurers should be added to, or deleted from, the Standard Marketing portfolio. SMC does not insure any of the policies and contracts Standard Marketing's agents sell for unaffiliated insurers.

      Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by the issuing insurance companies, which perform all policy issuance, underwriting and accounting functions. SMC is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 4% of Standard Life's annual sales in 1997, and the top twenty individual agents accounted for approximately 37% of Standard Life's volume in 1997. At December 31, 1997, approximately 25% of Standard Marketing's independent agents were located in Indiana, Florida, Ohio, Georgia, California and Illinois, with the balance distributed across the country. SMC is attempting to increase the number and geographic diversity of its agents. In 1997, SMC began writing significant amounts of business in Colorado and the Mid-South due to Standard Marketing's expansion efforts.

      SMC does not have exclusive agency agreements with its agents and management believes most of these agents sell products similar to those sold by SMC for other insurance companies. This could result in a sales decline if SMC's products were to become relatively less competitive. Standard Life's 1997 FPDA sales increased partially due to an aggressive marketing campaign targeted to high volume sales agents and marketing companies. Also contributing to the increase in premiums was the continued development of Standard Life's distribution system through marketing support from Standard Marketing along with an aggressive program aimed at retention of key producers and expanding geographical concentration into the Mid-South and California.

      SAVERS LIFE MARKETING. Savers Life initially sold only annuity products through its affiliations with a network of North Carolina-based Savings and Loan institutions. In the late 1980s, the Savings and Loan industry experienced financial crises which led to a large number of mergers in that industry. Savers Life's distribution network among the Savings and Loan institutions was threatened by this merger boom, so Savers Life expanded its marketing efforts, gradually building up a network of independent brokers, while still continuing to market through certain North Carolina and South Carolina Savings and Loan institutions. Savers Life currently has approximately
4,000 active brokers.   Savers  Life is not  dependent  on  any  one broker or
agency for any substantial amount of its business. Savers Life employs three Regional Managers, who are responsible for personally initiating and maintaining direct communications with every broker appointed by Savers Life. The Regional Managers are responsible for the recruitment and
training   of   all   new   brokers.   Each  broker  operates independently
of Savers Life and is responsible for all of his or her expenses.

      INTERNATIONAL MARKETING. The subsidiaries of Standard Management International, Premier Life (Luxembourg) and Premier Life (Bermuda), produced aggregate new premium deposits of approximately $22,000,000, $17,000,000 and $32,000,000 during 1997, 1996 and 1995, respectively. The increase in 1997 is due to renewed marketing efforts in certain European countries, particularly in Sweden and Belgium. The decrease in 1996 is primarily due to an internal reorganization of its operational facility as well as a renewed focus on target markets which succeeded in 1997. The countries within the European Union have been the main contributor to these sales. Although SMC expects this to be the case in the future, it plans to increase marketing efforts in other parts of the world as well.

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

PRODUCTS

      SMC   primarily   markets   FPDAs,   whole   life   and   universal   and
interest-sensitive life insurance policies and unit-linked policies. The following table sets forth the amounts and percentages of net premiums received by SMC from currently marketed products for the years ended December 31, 1997, 1996 and 1995, respectively (in thousands). Because GAAP generally excludes annuity and unit-linked products deposits, and premiums from universal and interest-sensitive life insurance from premium income, and thus does not fully reflect SMC's cash flow from new business, the premium information contained in the following table is reported using statutory accounting principles which includes deposits on annuities and unit-linked policies, and premiums from universal and interest-sensitive life insurance.

                                                                     Year Ended December 31,
                                        1997            1996              1995
                                    Amount               %             Amount              %            Amount             %
Currently marketed products:
    FPDAs                            $41,066              55.5         $37,322              58.7        $12,417            25.8
   Universal and                       5,836               7.9           5,384               8.5          2,044             4.2
interest-sensitive life
   Single premium immediate            2,704               3.7           1,423               2.2          1,257             2.6
annuities
   Whole life                          2,349               3.2           2,546               4.0            668             1.4
   Unit-linked products               21,954              29.7          16,902              26.6         31,793            66.0
                                     $73,909              100.0         63,577             100.0         48,179           100.0


      FPDA sales increased in 1997 primarily due to the introduction of new products and an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies and continued expansion of geographical concentration into such areas as California. FPDA sales increased in 1996 partially due to Standard Life decreasing the quota-share portion of business ceded pursuant to a reinsurance agreement, under which 70% of a portion of Standard Life's annuity business pursuant to the terms of the agreement produced after December 31, 1994 was ceded, to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1996. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the additional surplus resulting from the sale of First International. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium by $8,707,000, $8,907,000 and $20,090,000 for 1997, 1996
and 1995, respectively.

      The increase in universal and interest-sensitive life products in 1996 is primarily due to the increase in interest-sensitive life products issued by Dixie National Life, which is included in results after October 2, 1995, the effective date of the acquisition.

      The increase in deposits from unit linked  products  in 1997 is primarily
due   to   the   renewed  marketing  efforts  in  certain  European  countries, particularly in Sweden and Belgium.


      The following table shows certain information for SMC as of the dates set forth below (in thousands):


                                                                             At December 31,
                                            1997                          1996                          1995
Number of annuity contracts in force        14,013                        13,221{ (3)}                  8,637
Interest-sensitive annuity and other
financial                                   $350,607                      $333,633{ (3)}                $212,500
    product reserves, net of reinsurance
ceded
Number of life policies in force            68,571                                 76,219{ (4)}         63,038
Life insurance in force, net of reinsurance $      1,178,171{ (1)}       $      1,367,675{ (4)}         $826,296
ceded
Number of separate contracts
   (primarily unit-linked products)         2,329                         2,484                         2,951
Total liabilities related to separate
accounts                                     $          148,064           $128,546                      $122,705
   (primarily unit-linked products)                         {(2)}

(1)   The decrease  in  life  insurance  in force is due to the termination and
      recapture of a reinsurance agreement  effective  January  1,  1997.   See
      "Business of SMC -- Reinsurance".

(2) The liabilities related to separate accounts increased in 1997 due to increased new premium deposits and higher investment returns earned by the policyholder on the separate accounts due to improved fund performance.

(3) The number of annuity contracts in force and interest-sensitive annuity and other financial product reserves increased in 1996 primarily due to the increase in FPDA sales in 1996 and the Shelby merger.

(4) The number of life policies and insurance in force increased in 1996, as a result of the Shelby merger. Shelby Life had 16,603 life policies and $617,688,000 insurance in force as of November 1, 1996.

CURRENTLY MARKETED PRODUCTS

      The individual annuity business is a growing segment of the savings and retirement industry, which increased in sales from $1 billion in 1970 to more than $54 billion in 1990. The individual annuity market, which is one of SMC's primary target, comprises 42% of those sales. As the 76 million baby boomers born from 1946 through 1964 grow older, demand for insurance products is expected to grow. SMC believes that those seeking adequate retirement incomes will depend less and less on Social Security and their employers' retirement programs and more and more upon their own financial resources. Annuities currently enjoy an advantage over certain other saving mechanisms because the annuity buyer receives a tax-deferred accrual of interest on his investment during the accumulation period.

      Standard Life, Dixie National Life and Standard Management International all currently issue new policies. Standard Life emphasizes the issuance of FPDAs. Dixie National Life primarily sells "burial expense" life insurance policies. Standard Management International markets unit-linked products. Over 31% of all net premiums and deposits collected in 1997 by SMC from its currently marketed products, arise from the sale of unit-linked products by Standard Management International. The balance is represented by the sales of whole life and universal and interest-sensitive life insurance products by Standard Life and Dixie National Life and Standard Life's FPDAs. The portfolio of products is continuously reviewed by management, and product features and terms are adjusted in response to market conditions in an effort to remain competitive.


      Standard Management International's products are sold primarily in Western Europe. SMC's gross sales percentages by U.S. geographical region are summarized as follows:

      STATE                          1997        1996        1995


      Indiana                         21%         18%         24%
      California                      11          11           3
      Ohio                            10          16          22
      Florida                         10          14          11
      Texas                            4           4           2
      Louisiana                        4           2           2
      Virginia                         4           2          --
      Colorado                         4           1          --
      Michigan                         2           6           4
      All other states {(1)}          30          26          32
      Total                          100%        100%        100%

(1)   No other state had gross sales greater than 4%.

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

      As of January 1, 1998, the crediting rates available on Standard Life's currently marketed FPDAs ranged from 6.8% to 12%, with new issues having an interest rate with a one year guarantee period. After the initial period, the crediting rate may be changed periodically, subject to minimum guaranteed rates from 3% to 4%. As of January 1, 1998, interest crediting rates after the initial guarantee period ranged from 5% to 6.6%. The surrender charge is initially 13% or 15% of the contract value depending on the product and decreases over the applicable penalty period of nine, ten or thirteen years. As of January 1, 1998, the bail out rate for Standard Life's FPDAs was 4.5%; most currently marketed products carry a bail out rate for only the first two years after issue. As of December 31, 1997, Standard Life had 8,855 currently marketed FPDA contracts in force.

      WHOLE LIFE INSURANCE. Standard Life offers two types of non-participating whole life policies: one in face amounts up to $10,000 (which is only issued upon conversion of other policies) and the other in face amounts up to $50,000. Whole life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The whole life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, whole life policies begin to accrue a cash value which can be made available to the policyholder net of taxes and withdrawal penalties. As of December 31, 1997, Standard Life had 551 currently marketed whole life policies in force.

      SINGLE PREMIUM IMMEDIATE ANNUITIES. Standard Life offers a single premium immediate annuity ("SPIA"), whereby an annuitant purchases an immediate annuity with a one-time premium deposit at the time of issuance. Standard Life begins a payout stream shortly after the time of issuance consisting of principal value plus accumulated interest credited to such annuity. This product credits interest based on an investment portfolio earned rate assumption. As of December 31, 1997, Standard Life had 691 SPIA contracts in force.

      UNIVERSAL LIFE. SPULs provide for an initial deposit (flexible premium universal life ("FPUL") for periodic deposits), credit interest to account values and charge the account values for mortality and administrative costs. As of January 1, 1998, the current interest rate on new sales of SPULs was 6.75% with a guaranteed interest rate of 3.4%. As of December 31, 1997, Standard Life had 88 and 286 SPUL and FPUL policies in force, respectively.

      CRITICAL ILLNESS. During 1997, Standard Life introduced a new critical illness product which is being offered in the United States for the first time. A critical illness policy pays a 100% lump sum cash payment when the insured survives 30 days or more after diagnosis of cancer, stroke, or heart attack. In addition, the insurer would pay 25% of the benefit amount on heart bypass surgery, Alzheimer's, deafness, or blindness. Although not intended to replace existing insurance, this product gives policyholders access to sums of money to help them through difficult situations. Included in the policy is a return of premium benefit, which would return all paid premiums (without interest) if the insured dies after 10 years, assuming the policy is still in force. This 14 year-old product has been extremely successful in South Africa, Australia, the United Kingdom, and Japan. In 1993, $15.5 billion of face amount insurance in critical illness policies was sold in the United Kingdom alone. In Japan, 500,000 policies were sold within the first 10 months of its inception, with over $6 million in total sales to date.

DIXIE NATIONAL LIFE PRODUCTS

      Life insurance policies sold by Dixie National Life in the final expense, or burial, market include fixed premium interest sensitive policies that provide for increasing death benefits, as well as traditional whole life policies. These policies are designed to cover expenses such as funeral, last illness, monument and cemetery lot. The policies provide for a death benefit, generally not in excess of $10,000, and a level premium payment. The products include a cash value which may be borrowed by the policyholder. Dixie National Life's policies sold in other markets include interest sensitive and traditional whole life policies and forms of term policies. The interest sensitive whole life policies have a guaranteed interest rate of 5.50% on products marketed as of January 1, 1998. The interest sensitive and whole life policies include cash values which may be borrowed by the policyholder. Dixie National Life issues policies on both a participating and non-participating basis. As of December 31, 1997, Dixie National Life had 734 and 24,185 individual annuities and life policies in force, respectively.

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

      ANNUITIES. SMC's closed blocks of deferred annuities consist primarily of FPDAs and a small amount of single premium deferred annuities ("SPDAs") which, unlike FPDAs, do not provide for additional deposits. As of January 1, 1998, these deferred annuities had crediting rates ranging from 5% to 5.5% and guaranteed minimum crediting rates ranging from 3% to 5.5%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. SMC's closed blocks of annuities include payout annuities. Payout annuities consist of those annuities the benefits of which are being paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. SMC's crediting rates on payout annuities range from 5.5% to 6.5% and cannot be changed. At December 31, 1997, SMC had 3,688 annuity contracts in force for closed blocks.

      ORDINARY LIFE. The ordinary life policies included in SMC's closed blocks are composed primarily of fixed premium, cash value whole life products. In addition, they include annually renewable term policies as well as five, ten and fifteen year level premium term policies. At December 31, 1997, SMC had 35,937 ordinary life policies in force for closed blocks.

      UNIVERSAL LIFE. Certain closed blocks include universal life business. For this business, SMC credits deposits and interest to account values and charges the account values for mortality and administrative costs. At December 31, 1997, SMC had 6,368 universal life policies in force for the Shelby Life closed block of business.

      REINSURANCE. In connection with financial reinsurance, Dixie National Life terminated a reinsurance agreement with Crown Life Insurance Company and received recaptured premium income of $18,186,000 and entered into a financial reinsurance agreement with Cologne Life Reinsurance Company and ceded $13,091,000 of premium income in 1996.

      The policies subject to the recapture of the reinsurance agreement with National Mutual were primarily ordinary life policies. See "Business of SMC -- Reinsurance."

SAVERS LIFE PRODUCTS

      Savers Life issues and markets Medicare supplement health policies, term and whole life policies, single premium deferred annuities and SPIAs.

      MEDICARE SUPPLEMENT INSURANCE. Medicare supplement insurance is designed to help Medicare recipients with the portion of their medical expenses that Medicare does not cover. This product is regulated by the federal government. Each insurance company's products are identical in benefits covered. Medicare supplement plans are identified by the letters A through J. Savers Life sells plans A through G. Each plan has different benefits to the insured as well as different premium levels. Medicare supplement plans are available to anyone who is eligible for Medicare Part B and within the ages of 65 and 85 at date of issue. At the time a person initially becomes eligible for Medicare Part B ("open enrollment period"), Savers Life must offer a Medicare supplement policy to that person regardless of potential health problems of the person. If a person requests insurance coverage after the open enrollment period, Savers Life is allowed to underwrite the policy and determine insurability based on the health of the individual. Savers Life has a combination of products in its in-force block of Medicare supplement business, including pre-standardization plans and standardized plans A through G. Premiums on all of these policies can be increased only with regulatory approval in the states in which the policies were written. With the exception of South Carolina, premium rate increases can occur no more frequently than annually. South Carolina allows premium rate increases semiannually after the first policy anniversary.

      In addition to sales of its own products, Savers Life markets products of other companies, and for this effort, receives fee income.

      KEYPORT ANNUITIES. Savers Life sells annuities on behalf of Keyport Life Insurance Company ("Keyport"), a Rhode Island-based seller of annuities, through its broker network. Savers Life sells Keyport fixed annuity products that, due to their relatively high rate of interest, are very popular with Savers Life's customer base. Savers Life remits the premiums collected to Keyport and is compensated through commission agreements.

      QUALCHOICE OF NORTH CAROLINA PRODUCT. Savers Life entered into a two-year marketing and administrative contract with QualChoice of North Carolina ("QualChoice") in 1996 whereby Savers Life is the distribution system for the small group product offered by QualChoice. QualChoice is an HMO in a twenty-county area in the northwestern part of North Carolina offering HMO insurance coverage to both large and small groups. Small group coverage is defined as any group of employees from one to fifty. Savers Life is compensated for this effort with a marketing fee, administrative fee and commission reimbursement for its brokers.

PRODUCT PROFITABILITY

      The profitability of the life insurance and annuity products depend to a significant degree on the maintenance of profit margins between investment results from invested assets and interest credited on insurance and annuity products. During 1997, such margins continued to be positive as a result of the increase in investment portfolio yields, which offsets the effects of sales of FPDAs in 1997 with higher and more competitive interest rates.

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

      The average expected remaining life of Standard Life's ordinary life business in force at December 31, 1997 was 9.0 years. This calculation was determined based upon SMC's actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

      Policyholders sometimes do not pay premiums, thus causing their policies to lapse. For the years 1997, 1996 and 1995 Standard Life experienced total policy lapses of 6.5%, 6.3% and 5.1% of total policies in force at December 31 of each year, respectively. The American Council of Life Insurance 1997 Fact Book reported industry life insurance voluntary termination rates in 1996 of 17.7% for policies in force less than two years, 5.1% for policies in force for two years or more and 6.8% for all policies in force.

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

      SMC's administrative departments in the United States use a common integrated system that permits SMC to function more efficiently, control costs and maintain low overhead. SMC's MIS system serviced approximately 150,000 active and inactive policies at December 31, 1997. SMC is continually improving its MIS systems to provide for continued growth from acquisitions and sales. SMC's 1998 capital budget for systems improvements is $150,000. Also, SMC anticipates minimal expenditure to be required in the update of the MIS system for the year 2000.

      Standard Management International's administrative and MIS departments in Luxembourg are an autonomous unit from the systems in the United States. SMC is in the process of improving the MIS systems of Standard Management International and integrating them with the U.S. systems.

INVESTMENTS

      Investment activities are an integral part of SMC's business; investment income of SMC's insurance subsidiaries is an important part of its total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest yield on invested assets. Substantially all credited rates on FPDAs may be changed at least annually. For the year ended December 31, 1997, the weighted average interest rate credited on SMC's interest-sensitive liability portfolio, excluding liabilities related to separate accounts, was approximately 5.58% per annum, and the weighted average net yield of SMC's investment portfolio for the year ended December 31, 1997 was 7.68% for an average interest spread of 210 basis points at December 31, 1997, compared to 205 basis points at December 31, 1996. The consistency in the average interest spread is primarily attributable to the increase in investment portfolio yields, which offsets the effects of sales of FPDAs in 1997 with higher and more competitive interest rates. Increases or decreases in interest rates could increase or decrease the average interest rate spread between investment yields and interest rates credited on insurance liabilities, which in turn could have a beneficial or adverse effect on the future profitability of SMC. Sales of fixed maturity securities that result in investment gains may also tend to decrease future average interest rate spreads. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

      The following table shows SMC's pre-tax investment performance for the periods indicated (in thousands):

                                                                          Year Ended December 31,
                                             1997                          1996                          1995
Average invested assets{ (1)}                $384,145                      $285,186                      $253,055
Net investment income                        29,516                        20,871                        18,517
Weighted average annual yield{ (2)}          7.68%                         7.32%                         7.32%
Net realized investment gains                $396                          $1,302                        $688

(1) Average invested assets are computed by dividing the total of the amortized cost of invested assets at the beginning of the period plus the individual quarter-end balances by the number of quarterly periods plus one. The increase in average invested assets in 1997 is primarily due to the acquisition of Shelby Life effective November 1, 1997.

(2) The weighted average annual yield on SMC's investment portfolio for each period is computed by dividing net investment income (exclusive of realized and unrealized gains and losses) by average invested assets for such period.

      The following  table  shows  the  amortized  cost,  gross unrealized gain
(loss) and estimated fair value of SMC's investment securities all of which are available for sale (in thousands):

                                                                            December 31, 1997
                                                                       Gross                  Gross
                                             Amortized            Unrealized Gain          Unrealized                Fair
                                               Cost                                          (Loss)                  Value
Fixed maturity securities:
           United States Treasury
           securities and
             obligations of United       $27,613                  $174                   $(90)                  $27,697
             States government agencies
           Obligations of states and
           political                     3,790                    204                    (26)                   3,968
             subdivisions
           Foreign government securities 30,558                   497                    (3,296)                27,759
           Utilities                     26,606                   534                    (109)                  27,031
           Corporate bonds               223,958                  8,140                  (1,609)                230,489
           Mortgage-backed securities    51,266                   657                    (60)                   51,863
           Redeemable preferred stock    3,581                    188                    (60)                   3,769
             Total fixed maturity        367,372                  10,394                 (5,190)                372,576
             securities
Equity securities                        55                       --                     (3)                    52
             Total                       $367,427                 $10,394                $(5,193)               $372,628
                                                                            December 31, 1996
                                                                       Gross                  Gross
                                             Amortized            Unrealized Gain          Unrealized                Fair
                                               Cost                                          (Loss)                  Value
Fixed maturity securities:
           United States Treasury
           securities and
             obligations of United       $20,753                  $51                    $(420)                 $20,384
             States government agencies
           Obligations of states and
           political                     3,588                    106                    --                     3,694
             subdivisions
           Foreign government securities 10,042                   51                     (166)                  9,927
           Utilities                     31,000                   295                    (675)                  30,620
           Corporate bonds               210,977                  3,086                  (3,539)                210,524
           Mortgage-backed securities    72,264                   247                    (919)                  71,592
           Redeemable preferred stock    527                      42                     --                     569
             Total fixed maturity        349,151                  3,878                  (5,719)                347,310
             securities
Equity securities                        58                       4                      --                     62
             Total                       $349,209                 $3,882                 $(5,719)               $347,372

      The fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit and maturity of the investments.

      SMC balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. The "duration" of a security is the time-weighted present value of the security's cash flows and is used to measure a security's price sensitivity to changes in market interest rates. At December 31, 1997, the adjusted modified duration of fixed maturities and short-term investments for its U.S. insurance subsidiaries was
5.6 years compared to 5.5 years at December 31, 1996.

      The amortized cost and estimated fair value of fixed maturity securities at December 31, 1997 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                  Amortized                           Fair
                                                    Cost                              Value
Due in one year or less                      $4,560                            $4,551
Due after one year through five years        31,597                            32,048
Due after five years through ten years       141,805                           140,972
Due after ten years                          134,561                           139,373
   Subtotal                                  312,523                           316,944
Redeemable preferred stock                   3,581                             3,769
Mortgage-backed securities                   51,266                            51,863
   Total fixed maturity securities           $367,370                          $372,576


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

      The following table sets forth the quality of SMC's fixed maturity securities as of December 31, 1997, classified in accordance with the ratings assigned by the National Association of Insurance Commissioners ("NAIC"):

                                                 Percent of Fixed
               NAIC RATING (1)                  MATURITY SECURITIES

               1                                        48%
               2                                        47
                  Investment Grade                      95
               3-4                                       4
               5-6                                       1
                  Below Investment Grade                 5
                       Total fixed maturity securities 100%

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

      Approximately 14% of SMC's fixed maturity securities at December 31, 1997 is comprised of mortgage-backed securities. Investments in mortgage-backed securities include CMOs and mortgage-backed pass-through securities. Approximately 96% of the book value of the mortgage-backed securities in SMC's portfolio is backed by an agency of the U.S. government (although generally not by the full faith and credit of the U.S. government) as to the full amount of both principal and interest. Approximately 9% of the book value of mortgage-backed securities in SMC's portfolio is backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest. SMC closely monitors the market value of all investments within its mortgage-backed portfolio.

      The following table summarizes SMC's mortgage-backed securities at December 31, 1997 (in thousands):

                                                                                                        Estimated          Avg.
                                                         % of                            % of           Avg. Life          Term
                                      Amortized          Fixed           Fair            Fixed             of            to Final
                                        Cost          Maturities         Value        Maturities       Investment        Maturity
                                                                                                       (In Years)       (In Years)
Agency CMOs:
Planned and target amortization     $23,034           6.3%            $23,142         6.2%            7.1               24.4
classes
Sequential and support classes      2,150             .6              2,116           .6              4.6               26.4
               Total                25,184            6.9             25,258          6.8             6.8               26.4
Non-agency CMOs:
             Sequential classes     1,591             .4              1,636           .4              2.8               20.6
Total CMOs                          26,775            7.3             26,894          7.2             6.8               24.4
Agency mortgage-backed pass-through
             securities             24,491            6.7             24,969          6.7             4.6               15.9
               Total mortgage-      $51,266           14.0%           $51,863         13.9%           6.4               19.5
               backed securities

      The market values for SMC's mortgage-backed securities were determined from broker-dealer market makers, internally developed methods and nationally recognized statistical rating organizations.

      Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. SMC has addressed this risk of prepayment risk by investing 45% of its mortgage-backed investment portfolio in planned and target amortization classes. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes"). Mortgage-backed pass-through securities, "sequential" and support class CMOs, which comprised approximately 55% of the book value of SMC's mortgage-backed securities at December 31, 1997, are more sensitive to this prepayment risk.

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

      Reinsurance ceded on life insurance policies to unaffiliated companies by SMC in 1997, 1996 and 1995 represented 51.9%, 57.6% and 68.8%, respectively, of gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies by SMC in 1997, 1996 and 1995 represented .02%, .02% and .03%, respectively, of net combined individual life insurance in force excluding reinsurance from GIAC described below. SMC cedes reinsurance to numerous reinsurers. At December 31, 1997, approximately $398,456,000 of the face value of life policies and reinsurance recoverable of $2,648,000 had been ceded to The Lincoln National Life Insurance Company ("Lincoln National"), $188,524,000 of the face value of life policies and reinsurance recoverable of $1,021,000 ceded to Swiss Re Life and Health ("Swiss Re") and $169,869,000 of the face value of life policies and reinsurance recoverable of $1,179,000 had been ceded to Security Life of Denver Insurance Company ("Security Life"). Lincoln National is the lead reinsurer with a total of 31.3% of total reinsurance ceded with Swiss Re and Security Life each accounting for 14.9% and 13.3%, respectively, of total reinsurance ceded by SMC's life insurance subsidiaries at December 31, 1997. The amount of life insurance business ceded to any other reinsurer is not material. Of SMC's total life insurance in force at December 31, 1997 that is reinsured, 100.0% is ceded to insurers rated "A" or better by A.M. Best. SMC historically has not experienced any material losses in collection of reinsurance receivables.

      Commencing January 1, 1995, SMC began to reinsure a portion of its annuity business. The primary purposes of the reinsurance agreement were to limit the net loss arising from large risks, maintain SMC's exposure to loss within capital resources, and provide additional capacity for future growth. Furthermore, these reinsurance agreements have allowed SMC to write volumes of business that it would not otherwise have been able to write due to restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that can occur in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. SMC's largest annuity reinsurer at December 31, 1997, Winterthur Life Re Insurance Company ("Winterthur"), represented $32,194,000, or 52.3% of total reinsurance recoverable, $8,707,000 of premium deposits ceded in 1997 and is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70% of certain of Standard Life's annuity business produced was ceded. SMC decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies if adjusted surplus is less than 5.5% of admitted assets, $20,192,000 at December 31, 1997.

      On March 18, 1996, Standard Life completed the sale of First International to GIAC. Standard Life received sale proceeds of approximately $10,393,000 including $1,500,000 for the charter and licenses associated with First International. Standard Life realized a net pretax gain of $1,042,000 and a tax benefit of $1,420,000 on the sale. First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to continue to receive the profit stream from certain First International policies in force effective January 1, 1996.

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

      Effective January 1, 1996, GIAC entered into a modified coinsurance indemnity reinsurance agreement with Standard Life with respect to Blocks I and
II. Pursuant to this agreement, Standard Life administers the policies in both Block I and Block II. Under the terms of the agreement, Standard Life assumed approximately $18,841,000 of reserves for Block I and Block II from GIAC as of January 1, 1996. During 1996, Standard Life incurred and paid experience rating refunds to GIAC on Block I for profits earned in excess of specified amounts. These refunds were calculated and paid on a quarterly basis. As a result, the economic risks and benefits associated with Block I remained with GIAC. Effective January 1, 1997, GIAC and Standard Life executed Amendment I to the modified coinsurance indemnity reinsurance agreement. Under the terms of Amendment I, GIAC and Standard Life agreed to terminate effective January 1, 1997 the modified coinsurance indemnity reinsurance agreement with regard to Block I, and Block I reverted completely to GIAC. In accordance with the provisions of SFAS 60, SFAS 97, and SFAS 113 for a reinsurance assuming enterprise, in accordance with deposit accounting, Standard Life has not recorded revenue or expense during 1996 for the Block I reinsurance. A ceding commission of $1,100,000 received by First International in connection with the sale was deferred by First International in accordance with FAS 113. When First International was sold, the amount was paid to SMC by GIAC as part of First International's statutory capital and surplus. There is no experience rating refund on Block II and, accordingly, the economic risks and benefits associated with Block II remain with Standard Life. Under the terms of the reinsurance agreement, Standard Life is permitted to appoint an investment advisor subject to approval from GIAC for the Block II assets. Standard Life has appointed Gibraltar Investments as such investment advisor for Block II assets. Investment advisory fees are paid from the Block II assets and reduce Block II profits. The Block II contract was determined to be a risk transfer assumption reinsurance contract by Standard Life in accordance with SFAS 113.

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

      In order to write an increasing amount of new business while continuing to meet the statutory requirements of the states in which it conducts its insurance operations, it has been necessary for Dixie National Life to utilize various forms of surplus relief. The principal source of surplus relief has been financial reinsurance agreements, which for GAAP purposes are treated as financing arrangements, but for statutory accounting purposes provide reserve credits that, in equal amount, increase statutory surplus. Dixie National Life has a financial reinsurance agreement that entitles it to a credit to its statutory reserves of $1,250,000 at December 31, 1997, with the amount of the credit decreasing each quarter by the amount of profit generated to Dixie National Life by the underlying block of business.

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

      Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which are marketing insurance products and which offer competing products such as savings accounts and securities. In the case of banks, these insurance products are sold for non-affiliate insurance companies in return for a sales fee. A change in legislation may increase interest on the part of banks to begin selling annuities or to expand their existing efforts to sell annuities. The decision could result in a partial shift in the distribution of annuities from insurance agents to national banks, which, in turn, could result in a decrease in sales for SMC, or it could result in an increase in the number of annuities sold because of distribution through national banks (or securities firms), which could result in new distribution opportunities for SMC. SMC has not been involved in distribution of annuities through national banks but anticipates expansion into financial institutions with the acquisition of Savers Life.

      The unit-linked life insurance market in Europe is highly competitive and consists of many companies domiciled in the United Kingdom and its offshore centers, as well as many companies in Luxembourg and Ireland which sell products similar to those of Standard Management International. Standard Management International is able to develop its share of a competitive market by developing strong relationships with high-quality independent intermediaries and by continual innovation in the design of niche market products.

      Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. Standard Life and Dixie National Life have a rating of "B+" and "B", respectively by A.M. Best. Savers Life is not rated by A.M. Best. A rating of "B+" is assigned by A.M. Best to companies which, in their opinion, have achieved very good overall performance when compared to the standards established by A.M. Best, and have a good ability to meet their obligations to policyholders over a long period of time. A rating of "B" is assigned by A.M. Best to companies which, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Generally, rating agencies base their ratings on information furnished to them by the issuer and on investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on Standard Life and Dixie National Life's business, management believes that Standard Life and Dixie National Life are able to compete on the basis of their competitive crediting rates, asset quality, strong relations with their independent agents and the quality of service to their policyholders.

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

      SMC, Standard Marketing and other U.S. non-insurance subsidiaries file a consolidated return for federal income tax purposes. Standard Life and Dixie National Life, as life insurance companies, filed separate federal income tax returns for 1996 and prior years. For 1997 and subsequent years, Standard Life and Dixie National Life are eligible to file a life/life consolidated return. As of December 31, 1997, SMC, Standard Marketing and other U.S. non-insurance subsidiaries had consolidated net operating loss carryforwards of approximately $9,320,000 for tax return purposes which expire from 2005 to 2012.

      At December 31, 1997, the Standard Life consolidated return had tax return net operating loss carryforwards of approximately $4,100,000, which expire in 2010 and 2012. These carryforwards will be available to reduce the taxable income of the Standard Life consolidated return. The change in ownership of Savers Life will not result in additional limitations on the use of the loss carryforwards available to Standard Life.

      Standard Management International is a Luxembourg holding company which is currently exempt from Luxembourg income tax. Premier Life (Bermuda) is exempt from income tax until March 2016 pursuant to a decree from the Minister of Finance. Premier Life (Luxembourg) is subject to Luxembourg income taxation (statutory corporate rate of 39.39%) and a capital tax of approximately 1% of its net equity. At December 31, 1997, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $3,960,000, all of which may be carried forward indefinitely. To the extent that such income is taxable under U.S. law, such income will be included in SMC's consolidated return.

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

      Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg)'s stockholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge it's translation risk because its stockholder's equity will remain in Luxembourg francs for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated. At December 31, 1997, there is an unrealized loss from foreign currency translation adjustment of $473,000.

      Due to the nature of unit-linked products issued by Standard Management International, which represent over 94% of the Standard Management International portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short term investments and fixed maturity securities. These short-term investments and fixed maturity securities are normally bought and/or disposed of only on the advice of independent consulting actuaries who perform an annual exercise comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material foreign currency mismatches are then covered by buying and/or selling the securities as appropriate.

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

      Pursuant to the management services agreement with Standard Management, Standard Life paid Standard Management a monthly fee of $166,667 (annual fee of $2,000,000) during 1997 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Pursuant to the management service agreements with Standard Life, Dixie National Life paid monthly payments of $83,333 (annual fee of $1,000,000) to Standard Life in 1997. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi departments of insurance in the event of financial hardship of Standard Life or Dixie National Life.

      A management  services agreement between SMC and Savers Life was approved
by  the  North Carolina  Department  of  Insurance  on  March  11,  1998.   The
management services agreement calls for the payment of $83,333 per month by Savers Life to SMC for financial and regulatory reporting, investment of assets and the production of business. SMC has agreed to receive no fee, nor shall Savers Life have an obligation to pay, unless the capital and surplus of Savers Life is $7,000,000 after the acquisition of Savers Life. The amount of capital and surplus of Savers Life at December 31, 1997 was $7,134,000.

      In addition, as a condition of the acquisition of Savers Life, SMC entered into an agreement with the North Carolina Department of Insurance to maintain statutory capital and surplus of Savers Life of at least $6,000,000.

      Dividends from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Also, regulatory approval is required when dividends to be paid exceed unassigned surplus. For the year ended December 31, 1997, Standard Life reported statutory net gain from operations before net realized capital losses of $2,374,000 and statutory surplus of $25,923,000 which includes unassigned surplus of $1,693,000. During 1998, Standard Life can pay dividends of approximately $2,500,000 without regulatory approval.

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

      Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1997 and 1996 due to accumulated losses. Premier Life (Bermuda) did not pay dividends in 1997 and 1996. SMC does not anticipate any dividends from these companies in 1998. Pursuant to the management services agreement with Standard Management, Premier Life (Luxembourg) paid Standard Management a management fee of $100,000 per year during 1997 and 1996 for certain management and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg).

      As a North Carolina domiciled insurance company, Savers Life may pay a dividend or distribution from its capital and surplus, without the prior approval of the North Carolina Commissioner of Insurance, if the dividend or distribution together with all other dividends and distributions paid within the preceding twelve months, does not exceed the lesser of (i) net gain from operations or (ii) 10% of capital and surplus, in each case as shown in its preceding annual statutory financial statements. Savers Life was not allowed to pay a dividend in 1996 or 1997 without prior North Carolina Department of Insurance approval due to its statutory net losses in 1995 and 1996. Savers Life will not be permitted to pay dividends in 1998 without such approval.

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

      In some instances many state regulatory authorities require deposits of assets for the protection of policyholders either in those states or for all policyholders. At December 31, 1997, securities representing approximately 4% of the book value of SMC's U.S. insurance subsidiaries' invested assets were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards that the particular state has established. Assets of Standard Management International of $4,441,000 at December 31, 1997 were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.

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

      The NAIC, as well as Indiana, Mississippi and North Carolina, has adopted RBC requirements for U.S. life/health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. The RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally. In addition, the formula defines minimum capital standards that supplement the previously existing system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. If a company's RBC ratio is in the Company Action Level range defined as an RBC ratio of 1.5-2, the company must submit a plan to improve its RBC ratio. The Regulatory Action Level range defined as an RBC ratio of 1-1.5 provides that regulators will order corrective actions. At the Authorized Control Level range defined as an RBC ratio of 0.7-1, regulators are authorized to take control of the company. Finally, at the Mandatory Control Level defined as ratios below 0.7, regulators must take over the company. The RBC ratios of Standard Life and Dixie National Life are all in excess of 4 at December 31, 1997. The RBC ratio of Savers Life is in excess of 3 at December 31, 1997. However, should the insurance subsidiaries' RBC position decline in the future, the insurance subsidiaries' continued ability to pay dividends and the degree of regulatory supervision or control to which they are subjected could be affected.

      The NAIC calculates twelve financial ratios based on statutory financial statements ("IRIS ratios") to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark for analysis, and a company's variation from this range may be either favorable or unfavorable. State insurance departments may make inquiries of SMC when at least four IRIS ratios are outside the usual range. These inquiries could lead to restrictions on the amount of business that may be written in an individual state. The following table presents the IRIS ratios as determined by the NAIC for SMC's insurance subsidiaries which varied from the "usual range" for 1997.

Reported
COMPANY                       RATIO NAME                 USUAL RANGE      VALUE

Standard Life..........Change in Product Mix........... .   -  to 5.0   ... 7.4
Dixie National Life....Net Change in Capital and Surplus.. -10 to 50 .......-11
              .........Gross Change in Capital and Surplus -10 to 50 ...... -11
              .........Adequacy of Investment Income...... 125 to 900.......121
              .........Surplus Relief..................... -10 to 10 ........28
              .........Change in Premium.................. -10 to 50 .......-82
Savers Life............Net Income to Total Income.......... .- to 0  .........0
        ...............Change in Premium.................. -10 to 50 .......-23
        ...............Change in Reserving Ratio.......... -20 to 20 .......-79

   Explanation of Ratios:

   CHANGE IN PRODUCT MIX. This ratio represents the average change in the percentage of total premium from each product line during the year. The unusual ratio is due to the sale of First International and related reinsurance agreements in 1996.

   CHANGE IN CAPITAL AND SURPLUS. This ratio, calculated on a gross and net basis, are a measure of improvement or deterioration in the company's financial position during the year. The negative value for Dixie National Life is primarily due to continuation of reserve strengthening recorded by direct charges to surplus of approximately $600,000 in 1997.

   ADEQUACY OF INVESTMENT INCOME. This ratio indicates whether an insurer's investment income is adequate to meet the interest requirements of its reserves. The ratio may indicate that Dixie National Life's net investment yield is not "adequate" to meet its interest required on reserves.

   SURPLUS RELIEF.   The  positive ratio for Dixie National Life results from a financial reinsurance agreement at December 31, 1997. See "Business of SMC -- Reinsurance."

   CHANGE IN PREMIUM. This ratio represents the percentage change in premium from prior to current years. The negative values for Dixie National Life in 1997 relate to the surplus relief reinsurance agreement transaction in 1996 increasing premium income in 1996. The negative value for Savers Life is due to the sale of the major medical business effective July 1, 1997.

   NET  INCOME TO TOTAL INCOME.   This  ratio  is  a  measure  of  a  company's
profitability.   The  unusual  value  for  Savers Life was primarily due to the statutory loss from operations recorded in 1997.

   CHANGE IN RESERVING RATIO. The change in reserving ratio represents the number of percentage points of difference between the reserving ratio for current and prior years. The negative value for Savers Life was due to the reserve strengthening within the life product line in the prior year. The majority of the life reserves consist of whole life policies which have higher reserve requirements than term policies.

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

   In December 1995, the NAIC passed a model law for disclosure in life insurance policy illustrations which became effective on January 1, 1997. This law did not have a significant effect on SMC. New rules adopted by the NAIC are effective only to the extent adopted by the states in which SMC operates, and it is not possible to predict the future impact of changing state and federal regulation on the operations of SMC.

   The statutory filings of SMC's insurance subsidiaries require classifications of investments and the establishment of an AVR, an account designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. The AVR account consists of two main components: a "default component" to provide for future credit-related losses on fixed income investments and an "equity component" to provide for losses on all types of equity investments, including real estate. The NAIC requires an additional reserve, called the IMR, which consists of the portion of realized capital gains and losses from the sale of fixed income securities attributable to changes in interest rates. The IMR is required to be amortized against earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. These regulations affect the ability of SMC's insurance subsidiaries to reflect future investment gains and losses in current period statutory earnings and surplus.

   The amounts related to AVR and IMR for the insurance subsidiaries at December 31, 1997 are summarized as follows (in thousands):

                                                 Maximum
                                          AVR      AVR      IMR

               Standard Life...........$3,236   $3,856   $8,474
               Dixie National Life........214      317      149

      The annual addition to the AVR for 1997 is 20% of the maximum reserve over the accumulated balance. If the calculated reserve with current year additions exceeds the maximum reserve amount, the reserve is reduced to the maximum amount. For the year ended December 31, 1997, SMC's U.S. subsidiaries each made the required contribution to the AVR.

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

      Congressional initiatives have been introduced which are directed at repeal of the McCarran-Ferguson Act (which exempts the "business of insurance" from most federal laws to the extent it is subject to state regulation), and judicial decisions have been issued which narrow the definition of "business of insurance" for McCarran-Ferguson Act purposes. Current and proposed federal measures may also significantly affect the insurance industry including removal of barriers preventing banks from engaging in the insurance business.

EMPLOYEES

      As of March 13, 1998, SMC had 139 employees: Standard Life had 58 employees, Savers Life had 47 employees, Standard Management International had 16 employees (9 of whom are covered by a collective bargaining agreement), Standard Marketing had 10 employees, and Standard Management had 8 employees. SMC believes that its future success will depend, in part, on its ability to continue to attract and retain highly-skilled technical, marketing, support and management personnel. Management believes that it has excellent relations with its employees.

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

      Standard Management International entered into a lease on November 17, 1997 for approximately 4,500 square feet in an office building located at 13A, rue de Bitbourg, L-1273 Luxembourg, Grand Duchy of Luxembourg, under the terms of a lease which expires on November 16, 2003.

      Dixie National Life leases approximately 1,000 square feet in an office complex located at 855 South Pear Orchard Road, Suite 305, Ridgeland, Mississippi, under the terms of a lease which expires on December 31, 1998.

      Savers Life owns its Home Office building containing approximately 27,000 square feet at 8064 North Point Boulevard, Winston-Salem, North Carolina. Savers Life occupies the top floor of its two story building and leases most of the first floor.

ITEM 3.  LEGAL PROCEEDINGS

      John J. Quinn resigned as an officer and director of SMC effective as of April 15, 1997. On June 19, 1997, Mr. Quinn commenced an action in the
Superior Court of Marion County, Indiana, against SMC claiming that his employment agreement contained a provision to the effect that, following a termination of his employment with SMC under certain circumstances, Mr. Quinn would be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC to Mr. Quinn on the date of termination, whether or not such options were then exercisable, by the highest per share fair market value of the SMC Common Stock on any day during the six-month period ending on the date of termination. Upon payment of such amount, such unexercised stock options would be deemed to have been surrendered and canceled. Mr. Quinn further claims that his employment agreement contained an additional provision that he would be entitled to receive a lump sum payment equal to two years of annual salary, following termination of employment. Mr. Quinn has asserted to SMC that he is entitled to a lump sum termination payment of $1,654,000, and liquidated damages not exceeding $3,308,000, by virtue of his voluntarily leaving SMC's employment.

      SMC disputes Mr. Quinn's claims. SMC filed its Answer and Counterclaim against Mr. Quinn on September 11, 1997. SMC's investigation since the action was filed revealed a basis for the termination of Mr. Quinn's employment for cause relative to after-acquired evidence. On October 14, 1997, the Board of Directors of SMC terminated Mr. Quinn for cause effective as of March 15, 1997. Such termination will also be argued by SMC as a complete defense to all claims asserted by Mr. Quinn. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements. Management believes that the conclusion of such litigation will not have a material adverse effect on SMC's consolidated financial condition.

      In addition, SMC is involved in various legal proceedings in the normal course of business. In most cases, such proceedings involve claims under insurance policies or other contracts of SMC. The outcomes of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity, or future results of operations of SMC based on SMC's current understanding of the relevant facts and law.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      At the Company's Annual Meeting of Stockholders held on October 22, 1997, the following individuals were elected to the Board of Directors:

                                                       Shares For                     Shares Withheld
Stephen M. Coons                                 4,154,740                         343,709
Martial R. Knieser                               4,154,845                         343,604
Paul ("Pete") B. Pheffer                         4,158,515                         339,934

      The  following proposals were approved at the Company's Annual Meeting of
Stockholders:

                                                                       Shares                 Shares
                                              Shares For               Against              Abstaining
Approve the issuance of SMC Common Stock in
connection with the acquisition by SMC of
Savers Life Insurance Company               2,990,817               107,128               11,329
Approve an amendment to SMC's Amended and
Restated 1992 Stock Option Plan to increase
the number of shares of SMC Common Stock
available for issuance pursuant thereto
from 1,500,000 to 2,500,000 and to allow
the Board of Directors of SMC to vary, from
year to year, the number of shares subject  2,303,213               739,488               65,733
to options granted to Outside Directors
Ratify the appointment of Ernst and Young
LLP as principal independent auditors for
the year ending December 31, 1997.          4,473,009               17,155                8,285

      A total of 4,498,449 shares were present in person or by proxy at the Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

      The following table sets forth information concerning each of SMC's executive officers:

         NAME                                                       AGE                                      POSITION

Ronald D. Hunter                46  Chairman of the Board, Chief Executive Officer and President
Stephen M. Coons                56  Executive Vice President, General Counsel and Secretary
Raymond J. Ohlson               47  Executive Vice President and Chief Marketing Officer
Paul B. Pheffer                 46  Executive Vice President, Chief Financial Officer and Treasurer
Edward T. Stahl                 51  Executive Vice President and Director of Corporate Development

      RONALD D. HUNTER Mr. Hunter has been the Chairman of the Board, Chief Executive Officer and President of SMC since its formation in June 1989 and the Chairman of the Board and Chief Executive Officer of Standard Life since December 1987. Previously, Mr. Hunter held several management and sales positions in the life insurance industry with a number of companies including Conseco, Inc. (1981-1986), Aetna Life & Casualty Company (1978-1981), United Home Life Insurance Company (1975-1977) and Prudential Life Insurance Company (1972-1975).

      STEPHEN M. COONS Mr. Coons has been a director of SMC since August 1989. Mr. Coons has been General Counsel and Executive Vice President of SMC since March 1993 and has been Secretary of SMC since March 1994. He was of counsel to the law firm of Coons, Maddox & Koeller from March 1993 to December 31, 1996. Prior to March 1993, Mr. Coons was a partner with the law firm of Coons & Saint. He has been practicing law for 27 years. Mr. Coons served as Indiana Securities Commissioner from 1978 to 1983.

      RAYMOND J. OHLSON Mr. Ohlson has served as Executive Vice President and director of SMC since December 1993. He has served as President and director of Standard Marketing since August 1991. Since June 1993, Mr. Ohlson has served as President of Standard Life. Mr. Ohlson entered the life insurance business in 1971. While still in college, Mr. Ohlson qualified for the Million Dollar Round Table and is now a life member. He earned his CLU designation in 1980. Mr. Ohlson owned and operated Ohlson & Associates, an independent insurance marketing organization, from 1984 to April 1, 1994, when the assets of Ohlson & Associates were acquired by Standard Marketing.

      PAUL ("PETE") B. PHEFFER Mr. Pheffer has been Executive Vice President, Chief Financial Officer and Treasurer of SMC since May 1, 1997 and director of SMC since June 27, 1997. Prior to joining SMC, Mr. Pheffer was Senior Vice President -- Chief Financial Officer and Treasurer of Jackson National Life Insurance Company from 1994 to 1996 and prior to that was Senior Vice President -- Chief Financial Officer at Kemper Life Insurance Companies from 1992 to 1994. Mr. Pheffer, a CPA, received his MBA from the University of Chicago in 1988.

      EDWARD T. STAHL Mr. Stahl has been an Executive Vice President of SMC since its formation, has been a director of SMC from July 1989 (except for the period from January 12, 1990 to May 21, 1990) and has served as Director of Corporate Development since June 1993. Mr. Stahl was Secretary of SMC from June 1989 to March 1994. Mr. Stahl was President and Chief Operations Officer of Standard Life from May 1988 to June 1993. He has been a director of Standard Life since December 1987, and Executive Vice President and Secretary since June 1993. Mr. Stahl has served in various capacities in the insurance industry since 1966. He earned his FLMI designation in 1981, and is a member of several insurance associations.

                                       PART II

ITEM 5.  MARKET FOR SMC COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   SMC Common Stock trades on Nasdaq under the symbol "SMAN." The following table sets forth, for the periods indicated, the range of the high and low sales prices of SMC Common Stock as reported by Nasdaq (after adjustment for the May 17, 1996 5% stock dividend). SMC has never paid dividends on its Common Stock. At the close of business on March 13, 1998 there were approximately 3,133 holders of record of the outstanding shares of SMC Common Stock. Although SMC Common Stock is traded on Nasdaq, no assurance can be given as to the future price of or the markets for SMC Common Stock.

                                                                  SMC
                                                              COMMON STOCK
                                                            HIGH         LOW

1996
      Quarter ended March 31, 1996                        $4.524      $3.571
      Quarter ended June 30, 1996                          5.250       3.690
      Quarter ended September 30, 1996                     5.500       4.000
      Quarter ended December 31, 1996                      5.375       4.000
1997
      Quarter ended March 31, 1997                         6.250       4.875
      Quarter ended June 30, 1997                          6.000       4.625
      Quarter ended September 30, 1997                     7.875       5.688
      Quarter ended December 31, 1997                      8.375       6.500

ITEM 6.  SMC SELECTED HISTORICAL FINANCIAL DATA (A)
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   The selected historical financial data of SMC set forth below at and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 were derived from audited consolidated financial statements of SMC. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the SMC
Consolidated Financial Statements and related notes thereto, each included elsewhere herein.

                                                                   Year Ended December 31,
                                   1997                1996              1995               1994              1993
STATEMENT OF OPERATIONS DATA:
Premium income                     $7,100              $10,468     (e)   $5,504             $4,565            $5,511
Investment Activity:
   Net investment income           29,516              20,871            18,517             16,057            12,171
   Net realized investment gains   396                 1,302             688                558               6,980
Total revenues                     46,869              40,307            30,238             26,518            26,542
Interest expense and financing     2,381               805               118                47                519
costs
Total benefits and expenses        43,607              36,772      (e)   28,682             30,032            22,099
Income (loss) before income taxes,
   extraordinary gain (charge) and
   cumulative effect of change in  3,262               3,535             1,556              (3,514)           4,443        (i)
   accounting principle
Income (loss) before extraordinary
gain
   (charge) and cumulative effect  2,645               4,265       (f)   1,313              (3,436)           2,984        (i)
   of change in accounting
   principle
Net income (loss)                  2,645               4,767       (g)   1,313              (3,436)           2,132
Operating income (loss) (b)        2,384               1,174             461                293               (1,936)
PER SHARE DATA: (C)
Income (loss) per share before
extraordinary
   gain (charge) and cumulative
   effect of change in accounting  $.54                $.88 (f)          $.25               $(.62)            $.80 (i)
   principle
Net income (loss)                  .54 (g)             .98  (g)          .25                (.62)             .57
Net income (loss), assuming
dilution                           .48                 .91               .25                (.61)             .53
Operating income (loss) (b)        .48                 .24               .09                .05               (.52)
Operating income (loss), assuming
dilution (b)                       .43                 .21               .09                .05               (.48)
Weighted average common shares
   outstanding, assuming dilution  5,591,217           5,549,057         5,345,937          5,663,187         4,013,893
Book value per common share        $8.88                $7.95            $7.73              $4.27             $7.82
Book value per common share
excluding
   unrealized gain (loss) on       $     8.44   (h)    $    8.09   (h)   $    7.23   (h)    $6.81  (h)        $7.82
   securities available for sale
Common shares outstanding          4,876,490           5,024,270         5,205,425          5,291,455         4,954,676
BALANCE SHEET DATA (at year end):
Invested assets                    $398,782            $370,138          $280,597           $224,926          $199,413
Assets held in separate accounts   148,064             128,546           122,705            94,301            107,173
Total assets                       668,992             628,413           479,598            373,524           354,431
Long-term debt, notes payable and
capital                            26,141              20,697            4,191              695               --
   lease obligations
Class S Preferred Stock            --                  1,757             --                 --                 --
Shareholders' equity               43,313              39,919            40,242             22,610            36,914
Shareholders' equity, excluding
unrealized gain                    41,142              40,665            37,660             36,021            36,918
   (loss) on securities available
   for sale
Ratio of debt to total             38%                 36%               9%                 3%                --
capitalization (d)

                NOTES TO SMC SELECTED HISTORICAL FINANCIAL DATA
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(a)Comparison of consolidated financial information is significantly affected by the acquisitions of Standard Management International effective December 31, 1993, Dixie National Life on October 2, 1995 and Shelby Life effective November 1, 1996 and disposal of First International effective March 1, 1996. Refer to the notes to the consolidated financial statements included in SMC's Audited Consolidated Financial Statements, included elsewhere herein, for a description of business combinations.

(b)Operating income represents income before extraordinary gains (charge), excluding net realized investment gains (less income taxes relating to such gains), gain on disposal of subsidiary and class action litigation and settlements.

(c)All applicable shares and per share amounts have been adjusted to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share" on December 31, 1997. Refer to the notes to the consolidated financial statements included in SMC's Audited Consolidated Financial Statements, included elsewhere herein, for a description of earnings per share.

(d)Total capitalization is the sum of SMC's debt (long term debt, notes payable, capital lease obligations and redeemable preferred stock) and shareholders' equity.

(e)Includes recapture of premiums ceded and an increase in benefits due to an increase in reserves of $4,234 due to the termination and recapture of a reinsurance agreement with National Mutual Life Insurance Company. See "Business of SMC -- Reinsurance."

(f)Does not reflect extraordinary gain of $502 ($.10 per share) on early redemption of Class S Preferred Stock for 1996.

(g)Does not reflect preferred stock dividends of $97 ($.01 per share) and $208 ($.04 per share) for 1997 and 1996, respectively, on Class S Preferred Stock.

(h)Excludes the effect of reporting securities available for sale at fair value and recording the unrealized gain or loss on such securities as a component of shareholders' equity, net of tax and other adjustments, which SMC began to do in 1994. Such adjustments are in accordance with SFAS No. 115
   "Accounting for Certain Investments in Debt and Equity Securities", as described in the notes to the consolidated financial statements included in SMC's Consolidated Financial Statements, included elsewhere herein.

(i)Before deduction of extraordinary charge of $1,301 ($.32 per share) on early extinguishment of long-term debt and cumulative effect of change in accounting principle of $449 ($.11 per share) from applying the new method of accounting for income taxes.

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

INTRODUCTION

   SMC acquired Standard Management International on December 15, 1993, Dixie National Life on October 2, 1995, Shelby Life on November 8, 1996 and Savers Life on March 12, 1998. These acquisitions are accounted for using the purchase method of accounting (effective December 31, 1993 for the Standard Management International acquisition, October 2, 1995 for the Dixie National Life acquisition, November 1, 1996 for the Shelby Life acquisition, and March 1, 1998 for the Savers Life acquisition). Therefore, these subsidiaries are included in the SMC Consolidated Financial Statements commencing with their respective acquisition effective dates. SMC disposed of First International on March 18, 1996 (effective March 1, 1996) and terminated the operations of Standard Reinsurance on March 1, 1996.

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

   PURCHASED INSURANCE BUSINESS. In accordance with industry practice, when SMC purchases additional insurance businesses it assigns a portion of the purchase price, called the present value of future profits, to the right to receive future cash flows arising from existing insurance policies. This asset is recorded when the business is purchased at the value of projected future cash flows on existing policies, less a discount to present value. As future cash flows emerge, they are treated as a recovery of this asset. Therefore, if cash flows emerging from the purchased or recaptured business during a period exactly equal the projections, they are offset by that period's amortization of the cost of the policies purchased. In that event, the only income statement effect from the purchased business is the realization of the discount that was initially deducted from the asset to reflect its present value. Changes in the future annual amortization of this asset are not expected to have a significant effect on the results of operations, because the amount of amortization is expected to be equal to the profits emerging from the purchased policies, net of interest on the unrecovered present value of future profits balance. This asset is amortized over the expected life of the related policies purchased. Present value of future profits is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains.

   In selecting the interest rate to calculate the discounted present value of the projected future profits, SMC used the risk rate of return it needs to earn in order to invest in the business being acquired or recaptured.

   In determining this required rate of return, SMC considers the following factors:

   <circle>The  magnitude  of  the  risks associated with each of the actuarial assumptions used in determining expected future cash flows (as described above).

   <circle>Our  cost  of  the capital  required  to  fund  the  acquisition  or recapture.

   <circle>The likelihood of  changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws.

   <circle>The acquired company's  compatibility with other SMC activities that may favorably affect future cash flows.

   <circle>The complexity of the acquired company or recaptured business.

   <circle>Recent prices (i.e., discount  rates used in determining valuations)
         paid by others to acquire or recapture similar blocks of business.

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

   The activity related to the present value of future profits of the business acquired or recaptured is summarized as follows (in thousands):
                                                        YEAR ENDED DECEMBER 31,

                                                  1997         1996          1995


Balance, beginning of year                       $23,806     $ 15,246     $  8,299
   Amounts related to acquisitions and disposals  (1,374)       9,615        7,901
   Net amortization during the year               (1,666)      (1,249)        (780)
   Adjustments relating to net unrealized (gain)
      losses on securities available for sale       (229)         194         (174)
Balance, end of year...........................  $20,537     $ 23,806      $15,246

   The percentage of future expected net amortization of the beginning balance of the present value of future profits before the effect of net unrealized gains and losses, based on the present value of future profits at December 31, 1997 and current assumptions as to future events on all policies in force, will be between 6% and 8% in each of the years 1998 through 2002.

   The discount rate used to calculate the present value of future profits for business acquired prior to November 19, 1992, reflected in SMC's December 31, 1997 consolidated balance sheet ranged from 7.5% to 18%. SMC used a 15% discount rate to calculate the present value of future profits on the business of the Dixie National Life acquisition, which is being amortized over 30 years as the majority of the present value of future profits related primarily to the ordinary life business. SMC used a 15% discount rate to calculate the present value of future profits on the business of the Shelby Life acquisition, which is being amortized over 20 years based on the mix of annuity and life business in Shelby Life.

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

   Amortization of DAC was $1,456,000, $1,221,000 and $1,142,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in current year amortization expense resulted primarily from increased amortization of DAC as gross profits from business sold in recent years began to emerge. DAC of $18,309,000 at December 31, 1996 and additions to policy acquisition costs of $7,005,000 for business produced during the year ended December 31, 1997 are generally being amortized over the expected lives of the policies, a period of approximately 20 years, in a constant relationship to the present value of estimated future gross profits. Interest is being accreted at 7% during year one and 5% thereafter, the projected crediting rate on the policies. DAC is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains. The offset to these amounts is recorded directly to shareholders' equity, net of taxes. Future expected amortization of DAC for the next five years before the effect of net realized and unrealized gains and losses, based on DAC at December 31, 1997 and current assumptions, is as follows (in thousands):

                                 1998       1999        2000       2001       2002

Gross amortization             $2,945     $2,976      $3,068     $2,858     $2,597
Interest accreted               1,079        906         736        604        483
Net amortization               $1,866     $2,070      $2,332     $2,254     $2,114

      The amounts included in the foregoing table do not include any amortization of DAC resulting from the sale of new products after December 31, 1997. Any changes in future annual amortization of this asset are not expected to have a significant effect on results of operations because the amount of amortization is expected to be proportionate to the profits from the produced policies, net of interest on DAC.

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

      Costs relating to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins. At the time of issuance, the acquisition expenses, approximately 13% of initial annuity premium deposits and 50% of premiums from universal and interest-sensitive life products for SMC, are capitalized as DAC. In accordance with SFAS No. 97, DAC with interest is amortized over the lives of the policies in a constant relationship to the present value of estimated future gross profits.

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

DISCUSSION OF CHANGES IN THE CONSOLIDATED STATEMENT OF OPERATIONS FROM YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

      OPERATING INCOME. The income from operations (before net realized investment gains and gain on disposal of subsidiaries) was $2,384,000 in 1997, or $.48 per share, compared to $1,174,000 for 1996, or $.24 per share. The increase resulted primarily from operations in the United States producing income from operations of $664,000 for 1997 compared to a loss of $44,000 for 1996. The increase is primarily due to an increase in interest spreads on an increasing asset base. The income from international operations also increased to $1,720,000 for 1997 compared to $1,218,000 for 1996. The international operating income resulted primarily from increased fees from an increase in value of assets under separate accounts and deceased operating expenses, primarily due to the strengthening of the U.S. dollar.

      PREMIUM INCOME. GAAP premium income for 1997 was $7,100,000, a decrease of $3,368,000 or 32% from 10,468,000 for 1996. This decrease is attributable to the recapture of premiums ceded of $4,234,000 in 1996 due to the termination and recapture of a reinsurance agreement with National Mutual which offset the increase in premium income for the inclusion of Shelby Life in the results of operations for periods after November 1, 1996. The Shelby Life block of business recorded net premium income of $1,685,000 in 1997.

      Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $49,362,000 compared to $42,347,000 for 1997 and 1996, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $58,069,000 for 1997 compared to $51,254,000 for 1996. The increase in gross domestic premium is the result of an aggressive marketing campaign targeted to high volume marketing companies. Also contributing to the increase in premiums is the continued development of SMC's distribution system through marketing support from Standard Marketing, an aggressive program aimed at retaining key producers, and an increase in the agency base achieved by expanding geographical concentration into the Mid-South and California. Since SMC's operating income is primarily a function of its investment spreads, persistency of annuity in force business mortality experience and operating expenses, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

      NET INVESTMENT INCOME. Net investment income increased $8,645,000 or 41% to $29,516,000 for 1997 from $20,871,000 for 1996. The increase resulted from an increase in total invested assets (amortized cost) of approximately 42% from December 31, 1995 to December 31, 1997, most of which occurred in the fourth quarter of 1996 due to the acquisition of Shelby Life, and an increase in the weighted average net yield of SMC's investment portfolio (exclusive of realized and unrealized gains) to 7.68% from 7.32% for 1997 and 1996, respectively. The continued growth in SMC's total invested assets reflects increased sales of FPDAs and the inclusion of the invested assets of Shelby Life of approximately $100,000,000 in the consolidated balance sheet effective November 1, 1996.

      NET REALIZED INVESTMENT GAINS. Net realized investment gains decreased $906,000 or 70% to $396,000 from $1,302,000 for 1997 and 1996, respectively.
Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio.

      The pretax net unrealized gain on the Company's fixed maturity portfolio was $5,201,000 at December 31, 1997, compared to a pretax net unrealized (loss) of $(1,837,000) at December 31, 1996. In the absence of continued decreases in interest rates the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The Company's future earnings could be adversely affected to the extent it is unable to realize gains on its investment portfolio.

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

      In an unrelated matter, SMC decided in February 1996 to terminate the reinsurance agreement between Standard Reinsurance and Salamandra, and not to renew the Barbados license of Standard Reinsurance. This resulted in a 1996 write-off of SMC's investment in Standard Reinsurance and certain intangible assets of Standard Reinsurance amounting to $156,000.

      The  combined  effect   of   the  pre-tax  gain  on  the  sale  of  First
International and related contracts, and the Standard Reinsurance write-offs, was $886,000 pre-tax and $2,306,000 after tax in 1996.

      POLICY CHARGES.  Policy charges, which  represent  the  amounts  assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $2,961,000 or 116% to $5,512,000 for 1997 compared to $2,551,000 for 1996. The increase in policy charges resulted from an increase in policy charges for Standard Life's universal life insurance products of $1,790,000 due to the inclusion of Shelby Life in the results of operations for periods after November 1, 1996, and an increase in policy surrender charges on FPDAs of $693,000. The increase in annuity policy withdrawals and surrender charges on flexible premium deferred annuities generally corresponds to the aging and growth of SMC's annuity business in force.

      FEES FROM SEPARATE ACCOUNTS. Fees from separate accounts increased $215,000 or 14% to $1,779,000 for 1997 from $1,564,000 for 1996. This increase is due primarily to an increase in the value of assets held in separate accounts from $122,705,000 at December 31, 1995 to $148,064,000 at December 31, 1997. Net deposits from sales of unit-linked products by Standard Management International were $21,954,000 and $16,902,000 for 1997 and 1996, respectively. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

      BENEFITS AND CLAIMS. Benefits and claims decreased $821,000 or 8% to $9,098,000 for 1997 from $9,919,000 for 1996. The decrease in benefits and claims in 1997 resulted primarily from an increase in change in policy reserves of $4,234,000 in 1996 related to the termination and recapture of the reinsurance agreement with National Mutual. This decrease offset the increase in benefits and claims from adverse mortality experience and the inclusion of Shelby Life (approximately $1,152,000 in 1997) in the results of operations for periods after November 1, 1996. Throughout SMC's history, it has experienced both periods of higher and lower benefits and claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

      INTEREST CREDITED ON INTEREST SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest sensitive annuities and other financial products was $16,281,000 for 1997, an increase of $5,189,000 or 47% from $11,092,000 for 1996. The increase resulted from the inclusion of interest credited of $3,740,000 from Shelby Life products, increases in interest credited rates on new annuity sales and the increases in the growth in policy reserves for FPDAs from sales. At December 31, 1997, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.58% compared to 5.27% at December 31, 1996.

      SALARIES AND WAGES. Salaries and wages were $5,608,000 for 1997, an increase of $555,000 or 11% from $5,053,000 for 1996. This increase was caused primarily by an increase in the average wages per employee in 1997 and an increase in the number of employees from 84 at January 1, 1996 to 92 at December 31, 1997.

      AMORTIZATION. Amortization expense increased $656,000 or 25% to $3,248,000 for 1997 from $2,592,000 for 1996. The increase in current year amortization expense resulted primarily from the amortization of present value of future profits of $555,000 in 1997 for the acquisition of Shelby Life.

      OTHER OPERATING EXPENSES. Other operating expenses decreased $320,000 or 4% to $6,991,000 for 1997 from $7,311,000 for 1996. The decrease in other operating expenses resulted primarily from eliminating in 1997 the additional cost to convert the operations and expand the marketing effort in Dixie
National Life incurred in 1996 and a reduction in international operating expenses due to the strengthening of the U.S. dollar.

      INTEREST EXPENSE AND FINANCING COSTS. Interest expense and financing costs increased $1,576,000 or 196% to $2,381,000 for 1997 from $805,000 for
1996. The increase in interest expense and financing costs during 1997 resulted primarily from increased borrowing of $10,100,000 in November 1996 on the Amended Credit Agreement and borrowings of $4,000,000 from an unaffiliated insurance company in connection with the acquisition of Shelby Life and additional borrowings of $5,600,000 in connection with funding capital contributions to an insurance subsidiary and redemption of Class S Preferred Stock in 1997.

      FEDERAL INCOME TAXES. Federal income tax expense (credit) was $617,000 for 1997, compared to $(730,000) for 1996. The large credit in 1996 is primarily due to tax benefits of $1,420,000 related to the sale of First International.

      EXTRAORDINARY GAIN ON EARLY REDEMPTION OF REDEEMABLE PREFERRED STOCK. Extraordinary gains were recorded on the early redemption of the Class S Preferred Stock for the amounts by which the repurchase price for the Class S Preferred Stock was below its book value plus accrued and unpaid dividends. SMC recorded no extraordinary gain for 1997 compared to a $502,000 gain for 1996. Effective August 1, 1997, SMC redeemed all of its issued and outstanding Class S Preferred Stock at redemption value of $10.00 per share plus accumulated and unpaid dividends.

DISCUSSION OF CHANGES IN THE CONSOLIDATED STATEMENT OF OPERATIONS FROM YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

      OPERATING INCOME. The income from operations (before net realized investment gains and gain on disposal of subsidiaries), was $1,174,000 in 1996, or $.24 per share, compared to $461,000 for 1995, or $.09 per share. The change resulted primarily from international operations producing income from operations of $1,218,000 compared a loss of to $(22,000) for 1996 and 1995, respectively. The international operating gains resulted primarily from increased management fees on an increasing separate account base due to portfolio sales in 1996 and 1995, and increased value of assets under management, coupled with a decrease in marketing costs in 1996 when compared to 1995. The income (loss) from operations in the United States decreased to $(44,000) in 1996 compared to $483,000 in 1995. The decline was attributable to an increase in interest expense from borrowings to repurchase Common Stock, Class S Preferred Stock and the purchase of Shelby Life and additional costs to convert the operations and expand the marketing effort in Dixie National Life.

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

      Net premiums received from the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $42,347,000 compared to $17,524,000 for 1996 and 1995, respectively. The increase in premium deposits is partially due to an increase in gross domestic premium deposits. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $51,254,000 for 1996 compared to $37,614,000 for 1995. The increase is the result of an aggressive marketing campaign implemented by Standard Life with increased crediting interest rates. First year interest crediting rates were increased approximately 1% on certain FPDAs sold after April 1, 1995. Also contributing to the increase in premiums is the continued development of SMC's distribution system through marketing support from Standard Marketing and an increase in the agency base achieved through the recruitment of larger managing general agencies and expanding geographical concentration into the Mid-South and California.

      SMC also decreased the quota-share portion of business ceded pursuant to a reinsurance agreement from 70% to 50% at September 1, 1995, which was further decreased to 25% effective April 1, 1995. Premium deposits ceded pursuant to this reinsurance agreement reduced net premium deposits by $8,907,000 in 1996 compared to $20,090,000 in 1995.

      NET INVESTMENT INCOME. Net investment income increased $2,354,000 or 13% to $20,871,000 for 1996 from $18,517,000 for 1995. The increase primarily resulted from an increase in total invested assets (amortized cost) of approximately 32% from 1995 to 1996, most of which occurred in the fourth quarter due to the acquisition of Shelby Life. The weighted average net yield on SMC's invested assets was 7.32% for both 1996 and 1995. The continued growth in SMC's total invested assets reflects increased sales of FPDAs and the inclusion of the invested assets of Dixie National Life of approximately $26,400,000 and Shelby Life of approximately $100,000,000 in the consolidated balance sheet effective October 2, 1995 and November 1, 1996, respectively, which was offset by the invested assets ceded in the GIAC reinsurance transaction of approximately $18,000,000.

      NET REALIZED INVESTMENT GAINS. Net realized investment gains increased $614,000 or 89% to $1,302,000 from $688,000 for 1996 and 1995, respectively.
The increase primarily resulted from active portfolio management by SMC. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio.

      POLICY CHARGES. Policy charges increased $84,000 or 3% to $2,551,000 for 1996 compared to $2,467,000 for 1995. The increase in policy charges resulted from an increase in policy surrender charges on FPDAs of $254,000 and the inclusion of Dixie National Life and Shelby Life in operating results for periods after October 2, 1995 and November 1, 1996, respectively, for an increase of $1,359,000 which offset a decrease of $1,502,000 for the absence of policy charges from SMC's closed blocks of universal life business which were sold to GIAC through a reinsurance contract effective January 1, 1995.

      FEES FROM SEPARATE ACCOUNTS. Fees from separate accounts increased $270,000 or 21% to $1,564,000 for 1996 from $1,294,000 for 1995. This increase is due primarily to an increase in the value of assets held in separate accounts from $94,301,000 at December 31, 1994 to $128,546,000 at December 31, 1996 and to higher service fees being levied on certain transactions. Net deposits from sales of unit-linked products by Standard Management International were $16,902,000 and $31,793,000 for 1996 and 1995, respectively. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

      OTHER INCOME. Other income increased $897,000 or 236% to $1,277,000 for 1996 compared to $380,000 for 1995. The increase resulted primarily from
administration  fees  of  $316,000  and  the  reserve  and  experience   refund
adjustments   in  connection  with  the  agreements  with  GIAC  and  increased commissions received by Standard Marketing from the sale of unaffiliated products.

      BENEFITS AND CLAIMS. Benefits and claims increased $4,128,000 or 71% to $9,919,000 for 1996 from $5,791,000 for 1995. The increase resulted primarily from an increase in reserves of $4,234,000 related to the termination and recapture of a reinsurance agreement with National Mutual. Throughout SMC's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

      INTEREST CREDITED ON INTEREST SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest sensitive annuities and other financial products was $11,092,000 for 1996, an increase of $1,083,000 or 11% from $10,009,000 for 1995. The increase resulted primarily from SMC's increase of credited interest rates on new annuity sales and the increases in the growth in policy reserves for FPDAs from sales and the inclusion of Shelby Life in the operations results effective November 1, 1996. At December 31, 1996, the weighted average interest credited rate for Standard Life's annuities and other financial product liabilities was 5.27% compared to 5.35% at December 31, 1995.

      SALARIES  AND  WAGES.   Salaries  and wages were $5,053,000 for 1996,  an
increase of $352,000 or 7% from $4,701,000 for 1995. This increase was caused primarily by an increase in incentive compensation expense of $315,000.

      AMORTIZATION. Amortization expense increased $548,000 or 27% to $2,592,000 for 1996 from $2,044,000 for 1995. The increase in current year amortization expense resulted primarily from increased amortization of deferred acquisition costs as gross profits from business sold in recent years began to emerge and increased surrenders and their corresponding increase in the amortization of deferred acquisition costs, and from an increase of $602,000 for the amortization of present value of future profits for the acquisitions of Dixie National Life, Shelby Life and National Mutual. These items more than offset reduced amortization of excess of cost over net assets acquired of $46,000 and present value of future profits of $120,000 due to the sale of First International.

      OTHER OPERATING EXPENSES. Other operating expenses increased $1,292,000 or 21% to $7,311,000 for 1996 from $6,019,000 for 1995. The increase in other operating expenses resulted primarily from the expenses of Dixie National Life and Shelby Life included in the results for the periods after October 2, 1995 and November 1, 1996, respectively and the increased expenses related to potential acquisitions and advisory fees.

      INTEREST EXPENSE AND FINANCING COSTS. Interest expense and financing costs increased $687,000 or 582% to $805,000 for 1996 from $118,000 for 1995.
The increase in interest expense and financing costs during 1996 resulted primarily from the borrowing on the Amended Credit Agreement. The borrowing under the Amended Credit Agreement and the original credit agreement primarily occurred after December 31, 1995 in connection with the acquisition of Shelby Life and the repurchase of Common Stock and Class S Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

      Standard Management is a financial services holding company. The liquidity requirements of Standard Management are met primarily from management fees, equipment rental fees and payments for other charges and dividends and interest on Surplus Debentures received from Standard Management's subsidiaries as well as Standard Management's working capital. These are Standard Management's primary source of funds to pay operating expenses and meet debt service obligations. The payment of dividends and interest on Surplus Debentures and management and other fees by Standard Life to Standard Management is subject to restrictions under the insurance laws of Indiana, Standard Life's jurisdiction of domicile. These internal sources of liquidity have been supplemented in the past by external sources such as lines of credit and revolving credit agreements and long-term debt and equity financing in the capital markets.

      SMC reported on a consolidated GAAP basis net cash provided by operations of $7,764,000 and $1,726,000 for 1997 and 1996, respectively. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $19,649,000 and $26,717,000 for 1997 and 1996, respectively. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at Standard Management level or is available to Standard Management through dividends, interest, management fees or other payments from subsidiaries.

      In April 1993, Standard Management instituted a program to repurchase SMC Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. Standard Management had repurchased 1,134,356 shares of SMC Common Stock for $5,826,000 as of January 1, 1998. Of the repurchases, 419,026 shares were paid for through additional borrowings under the Amended Credit Agreement, 39,016 shares from the proceeds of the additional borrowings of the subordinated convertible notes, and the remainder were paid from working capital. At January 1, 1998, Standard Management was authorized to purchase an additional 365,644 shares under this program.

      At February 28, 1998, Standard Management had "parent company only" cash and short-term investments of $558,000. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses (not including interest expense) were $3,420,000 and $3,470,000 for 1997 and 1996, respectively.

      Pursuant to the management services agreement with Standard Management, Standard Life paid Standard Management a monthly fee of $166,667 (annual fee of $2,000,000) during 1997 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Pursuant to the management service agreements with Standard Life, Dixie National Life paid monthly payments of $83,333 (annual fee of $1,000,000) to Standard Life in 1997. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi departments of insurance in the event of financial hardship of Standard Life or Dixie National Life.

      A management services agreement between SMC and Savers Life was approved by the North Carolina Department of Insurance on March 11, 1998. The management services agreement calls for the payment of $83,333 per month by Savers Life to SMC for financial and regulatory reporting, investment of assets and the production of business. SMC has agreed to receive no fee, nor shall Savers life have an obligation to pay, unless the capital and surplus of Savers Life is $7,000,000 after the acquisition of Savers Life. The amount of capital and surplus of Savers Life at December 31, 1997 was $7,134,00.

      In addition, as a condition of the acquisition of Savers Life, SMC entered into an agreement with the North Carolina Department of Insurance to maintain statutory capital and surplus of Savers Life of at least $6,000,000.

      Pursuant to the management services agreement with Standard Management, Premier Life (Luxembourg) paid Standard Management a management fee of $25,000 per quarter during 1997 and 1996 for certain management and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg).

      At April 1, 1995, Standard Management sold its property and equipment to an unaffiliated leasing/financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby Standard Management pays a monthly rental amount of $45,000. Standard Management charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after April 1, 1995. The amount of the rental fee income received from Standard Management's subsidiaries was $1,145,000 and $853,000 for 1997 and 1996, respectively.

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

      The Amended Credit Agreement permits Standard Management to borrow up to $20,000,000 in the form of a seven-year reducing revolving loan arrangement. Standard Management has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, Standard Management issued warrants to the bank to purchase 77,500 shares of SMC Common Stock. Borrowing under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Preferred and SMC Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of Standard Management, to be: (i) a fluctuating rate of interest based on corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $3,333,000 begin in March 2000 and conclude in March 2005. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for Standard Management and certain investment and indebtedness limitations. At December 31, 1997, Standard Management had borrowed $16,000,000 under the Amended Credit Agreement at a weighted average interest rate of 9.062%.

      In  connection  with  the acquisition of Shelby Life, Standard Management borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which is due in December, 2003. At June 30, 1997, this subordinated convertible debt agreement was amended to the principal amount of $4,372,000 which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, SMC borrowed an additional $5,628,000 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400,000, redemption of Class S Preferred Stock of approximately $1,840,000 and other general corporate purposes. The Notes are convertible at any time at the option of the noteholders into Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of SMC commencing on July 1, 2000 at redemption prices equal to 105% of the principal amount (plus accrued interest) and declining to 102% of the principal amount (plus accrued interest). The Notes may be prepaid prior to July 1, 2000 at a redemption price equal to 101% of the principal amount plus accrued interest under certain limited circumstances. The subordinated convertible debt agreements contains terms and financial covenants substantially similar to those in the Amended Credit Agreement.

      Assuming the current level of debt under the Amended Credit Agreement and current interest rates at December 31, 1997 (weighted average rate of 9.062%), annual debt service in 1998 would be approximately $2,800,000 in interest paid. In addition, Standard Management has 1998 obligations under a capital lease of $151,000.

      From the funds borrowed by Standard Management pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $13,000,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the December 31, 1997 interest rate of 10.50% continues in 1998, Standard
Management will receive interest income of $1,365,000 from the Surplus Debenture for 1998.

      Dividends from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Also, regulatory approval is required when dividends to be paid exceed unassigned statutory surplus. For the year ended December 31, 1997, Standard Life reported statutory net gain from operations before realized capital losses of $2,374,000 and statutory surplus of $25,923,000 which includes unassigned surplus of $1,693,000. During 1998, Standard Life can pay dividends of approximately $2,500,000 without regulatory approval.

      As a North Carolina domiciled insurance company, Savers Life may pay a dividend or distribution from its capital and surplus, without the prior approval of the North Carolina Commissioner of Insurance, if the dividend or distribution together with all other dividends and distributions paid within the preceding twelve months, does not exceed the lesser of (i) net gain from operations or (ii) 10% of capital and surplus, in each case as shown in its preceding annual statutory financial statements. Savers Life was not allowed to pay a dividend in 1996 or 1997 without prior North Carolina Department of Insurance approval due to its statutory net losses in 1995 and 1996. Savers Life will not be permitted to pay dividends in 1998 without such approval.

      Standard Management anticipates the available cash from its existing working capital, plus anticipated 1998 dividends, management fees, rental income and interest payments on its Surplus Debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 1998.

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

      Statutory surplus is computed according to rules prescribed by the NAIC, as modified by the Indiana Department of Insurance, or the state in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that:
(i)  acquisition  costs (primarily commissions  and  policy  issue  costs)  and
(ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus ("surplus strain") in the year written for many insurance products. SMC designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, SMC controls the amount of net new premiums written to manage the effect of such surplus strain. SMC's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, SMC's U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions by Standard Management with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, SMC believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

      During 1997, Standard Life produced a statutory net income of $1,776,000. Standard Management contributed $2,400,000 to Standard Life in 1997 to facilitate growth in premiums written. In March 1996, Standard Life sold its subsidiary, First International, and realized an increase in statutory capital and surplus of approximately $4,951,000 from the statutory gain on the sale and related reinsurance transactions.

      Commencing January 1, 1995, Standard Life began to reinsure a portion of its annuity business. This reinsurance agreement has allowed SMC to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. Standard Life's largest annuity reinsurer at December 31, 1997, Winterthur, is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995 approximately 70% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. In addition, Standard Life's ability to retain business was further increased by contributions to surplus of insurance subsidiaries of $2,400,000 in 1997. Winterthur limits dividends and other transfers by Standard Life to Standard Management or affiliated companies in certain circumstances.

      Management believes that operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1998. As of December 31, 1997, Standard Life had statutory capital and surplus for regulatory purposes of $25,923,000 compared to $22,970,000 at December 31, 1996. The increase is primarily due to the capital contribution of $2,400,000 from Standard Management in 1997. As the life insurance and annuity business produced by Standard Life and Dixie National Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $19,588,000 and $17,921,000 for 1997 and 1996, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

      SMC's acquisition of Savers Life at March 12, 1998 is anticipated to have a positive effect on SMC's liquidity and cash flows. SMC anticipates that existing working capital, unused proceeds from borrowings under the Amended Credit Agreement, and management fees by Savers Life will be adequate to cover debt service on the additional borrowings under the Amended Credit Agreement through 1998.

      INTERNATIONAL OPERATIONS. The consolidated balance sheet of SMC at December 31, 1997, includes a $1,388,000 credit representing negative goodwill on the purchase of Standard Management International which will be amortized into earnings during 1998. This amortization is a non-cash credit to SMC statement of operations.

      Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1997 and 1996 due to accumulated losses. Premier Life (Bermuda) did not pay dividends in 1997 and 1996. SMC does not anticipate any dividends from these companies in 1998.

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

      FOREIGN CURRENCY RISK. Standard Management International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg) shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge translation risk because its stockholder's equity will remain in Luxembourg francs for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated. At December 31, 1997, there was an unrealized loss from foreign currency translation adjustment of $473,000.

      UNCERTAINTIES REGARDING INTANGIBLE ASSETS. Included in SMC's financial statements as of December 31, 1997 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by SMC's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the December 31, 1997 consolidated balance sheet aggregated
$43,492,000   or  6%  of  SMC's  assets.  SMC  has  established  procedures  to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in SMC's consolidated financial statements. SMC has determined that the assumptions utilized in the initial valuation of these assets are consistent with the current operations of SMC as of December 31, 1997.

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

      IMPACT OF YEAR 2000. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send billing notices, or engage in similar normal business activities.

      The Company has completed an assessment and will have minimal expenditures to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Modifications and or replacements are estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. Additionally, management has concluded that the Year 2000 Issue will not materially affect future financial results, or cause reported financial information not to be indicative of future operating results or future financial condition.

      SAFE HARBOR PROVISIONS. All statements, trend analyses, and other information contained in this Annual Report on Form 10-K or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan,""estimate,""expect,""intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially difference from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels, stock market performance and health care inflation, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives;
(3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, usage of health care services and other factors which may affect the profitability of the Company's insurance products;
(5) changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of the Company's products; (7) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting the Company's supplemental health insurance products; (8) the availability and terms of future acquisitions; and (9) the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required with respect to this Item 8 are listed in Item 14(a)(1) and included in a separate section of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                      PART III

      The Registrant will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders, (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statements which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning SMC's directors required by this item is incorporated by reference to SMC's Proxy Statement.

      The information concerning SMC's executive officers required by this Item is incorporated by reference herein to the section in Part I, entitled "Executive Officers."

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

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to SMC's Proxy Statement.

                                       PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  and  (2)   The  response to this portion of Item 14 is submitted  as  a separate section of this report.

(a)(3)  List of Exhibits:


Exhibit
NUMBER         DESCRIPTION OF DOCUMENT


2.1 Amended and Restated Agreement and Plan of Merger dated as of December 9, 1997 among SMC, SAC and Savers Life. (incorporated by reference to SMC's Registration Statement on Form S-4 (Registration No. 333-43023).

3.1      Amended   and   Restated   Articles  of  Incorporation,   as   amended
         (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1995).

3.2 Amended and Restated Bylaws of SMC as amended (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to
         Exhibit 3 of SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1994).

4.1 Form of Senior Note Agreement Warrant (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370)).

4.2 Form of Oppbridge Partners Warrant (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370)).

4.3 Registration Rights Agreement, dated as of May 3, 1990 among SMC, Howard T. Cohn and Joseph J. Piazza and the first amendment thereto, dated June 4, 1990 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370).

4.4 Amended and Restated Registration Rights Agreement dated as of April 15, 1997 by and between SMC and Fleet National Bank.

4.5      Form of Fleet National Bank Warrant.

4.6 Form of President's Club Warrant (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882)).

4.7 Registration Rights Agreement dated as of November 8, 1996 by and between SMC and Great American Reserve Insurance Company ("Great American Reserve") (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).

4.8 Form of Sand Brothers & Company, Ltd. Warrant (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).

9 Voting Trust Agreement dated as of November 8, 1996 among Delta Life and Annuity Company, Messrs. Ronald D. Hunter and Allen O. Jones, Jr., as Voting Trustees, and SMC (incorporated by reference to SMC's Registration Statement on Form S-4 (Registration No. 333-35447)).

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


Exhibit
NUMBER         DESCRIPTION OF DOCUMENT

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

10.5 First Amended and Restated Employment Contract by and between SMC and Stephen M. Coons dated and effective, April 3, 1995 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30,
               1995).

10.6 Indemnification Agreement between SMC and Stephen M. Coons and Coons & Saint, dated August 1, 1991 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.7 Standard Management Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-35447) as filed with the Commission on September 11, 1997.

10.8 Lease by and between Standard Life and WRC Properties, Inc., dated February 27, 1991 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.9 Management Service Agreement between Standard Life and SMC dated August 1, 1992, as amended on January 1, 1997 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.10 Agreement for Assumption Reinsurance between the National Organization Of Life and Health Insurance Guaranty Associations and Standard Life, concerning, The Midwest Life Insurance Company In Liquidation effective June 1, 1992 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.11 Reinsurance Agreement between Standard Life and Swiss Re Life and Health effective May 1, 1975 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.12 Reinsurance Agreement between Firstmark Standard Life Insurance Company and Swiss Re Life and Health effective February 1, 1984 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.13 Reinsurance Contract between First International and Standard Life dated July 10, 1992 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.14 Amended Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company effective January 1, 1995 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.15 Management Service Agreement between Premier Life (Luxembourg) and SMC dated September 30, 1994 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1994).

10.16 Assignment of Management Contract dated October 2, 1995 of Management Contract dated January 1, 1987 between DNC and Dixie National Life to Standard Life (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

Exhibit
NUMBER         DESCRIPTION OF DOCUMENT


10.17 Automatic Indemnity Reinsurance Agreement between the First International and The Guardian Insurance & Annuity Company, Inc. dated and effective January 1, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.18 Indemnity Retrocession Agreement between The Guardian Insurance & Annuity Company, Inc. and the Standard Life dated and effective January 1, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.19 Automatic Indemnity Reinsurance Agreement between The Guardian Insurance & Annuity Company, Inc. and the Standard Life dated and effective January 1, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.20 Administrative Services Agreement between First International and Standard Life dated and effective March 18, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.21 Amendment No. 1 to Amended and Restated Revolving Line of Credit Agreement dated as of March 10, 1998 between SMC and Fleet National Bank.

10.22          Amended and Restated Note  Agreement  dated as of March 10, 1998
               between  SMC  and  Fleet  National  Bank  in   the   amount   of
               $20,000,000.

10.23 Amended and Restated Pledge Agreement dated as of March 10, 1998 between SMC and Fleet National Bank.

10.24 Revised Service Contract Agreement dated as of October 16, 1995 and effective January 1, 1995 between Standard Life and Standard Marketing (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31,
               1996).

10.25 Note Agreement dated as of November 8, 1996, as amended and restated on June 30, 1997, by and between SMC and Great American Reserve in the amount of $4,371,573 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

10.26 Surplus Debenture dated as of November 8, 1996 by and between SMC and Standard Life in the amount of $13,000,000 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).

10.27 Portfolio Indemnify Reinsurance Agreement between Dixie National Life and Cologne Life Reinsurance Company dated and effective December 31, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.28 Note Agreement dated as of June 30, 1997 between SMC, Capitol American Life Insurance Company and Transport Life Insurance Company in the amount of $5,628,427 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

10.29 Senior Subordinated Convertible Note dated as of June 30, 1997 between SMC and Capitol American Life Insurance Company in the amount of $3,628,427 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

10.30 Senior Subordinated Convertible Note dated as of June 30, 1997 between SMC and Transport Life Insurance Company in the amount of $2,000,000 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

Exhibit
NUMBER         DESCRIPTION OF DOCUMENT


10.31 Coinsurance Agreement effective as of July 1, 1997 by and between Savers Life and World Insurance Company (incorporated by reference to SMC's Registration Statement on Form S-4 (Registration No. 333-35447)).

10.32 Amendment I to the Guardian Indemnity Retrocession Agreement effective as of January 1, 1996 by and between The Guardian Insurance and Annuity Company and Standard Life (incorporated by reference to SMC's Registration Statement on Form S-4 (Registration No. 333-35447)).

10.33 Promissory Note from Ronald D. Hunter to SMC in the amount of $775,500 executed October 28, 1997 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1997).

10.34 Reinsurance Agreement between Standard Life and Life Reassurance Corporation of America effective September 1, 1997.

10.35 Reinsurance Agreement between Standard Life and Business Men's Assurance Company of America effective September 1, 1997.

21             List of Subsidiaries of SMC

23.1           Consent of Ernst & Young LLP

23.2           Consent of KPMG Audit

24             Powers of Attorney

27       Financial Data Schedule, which is submitted electronically pursuant to
         Regulation   S-K   to  the  Securities  and  Exchange  Commission  for
         information only and not filed.


   The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

EXHIBIT
NUMBER

10.2
10.3
10.4
10.5
10.7
10.33

(b)  Reports on Form 8-K filed during the fourth quarter of 1997.

   The Company filed a Current Report on Form 8-K on October 8, 1997 relating to the signing of a letter of intent with a proposed acquisition. The Company subsequently filed a Current Report on Form 8-K on October 29, 1997 to announce the termination of negotiations regarding the proposed acquisition. The Company filed a Current Report on Form 8-K on December 23, 1997 to announce the signing of the Amended and Restated Agreement and Plan of Merger with Savers Life.

                                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 1998
                                       STANDARD MANAGEMENT CORPORATION

                                       RONALD        D.        HUNTER

                                       Ronald D. Hunter
                                       Chairman, President and
                                       Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

  RONALD D. HUNTER
Ronald D. Hunter           Chairman, President and Chief Executive Officer
                           (Principal Executive Officer)

  *
Paul B. Pheffer                  Director, Executive Vice President,
                           Treasurer and Chief Financial Officer
                           (Principal Financial Officer)

  *
Gerald R. Hochgesang       Senior Vice President -- Finance
                           (Principal Accounting Officer)

  *
Raymond J. Ohlson          Director

  *
Edward T. Stahl            Director

  *
Stephen M. Coons           Director

  *
Martial R. Knieser         Director

  *
Ramesh H. Bhat                   Director

  *
James C. Lanshe                  Director

  *
Robert A. Borns                  Director


John J. Dillon                   Director

  *
Jerry E. Francis                 Director

*By:  /s/ RONALD D. HUNTER
         Ronald D. Hunter
         Attorney-in-Fact

                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         LIST OF FINANCIAL STATEMENTS

                                     and

                        FINANCIAL STATEMENT SCHEDULES

                               CERTAIN EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                         Year Ended December 31, 1997

                       STANDARD MANAGEMENT CORPORATION

                            INDIANAPOLIS, INDIANA

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

              INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

PAGE

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                             F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996               F-4

Consolidated Statements of Income for the Years Ended
   December 31, 1997, 1996 and 1995                                        F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 1997, 1996 and 1995                                        F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995                                        F-7

Notes to Consolidated Financial Statements                                 F-8

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules are included herein and should be read in conjunction with the Audited Consolidated Financial Statements.

Schedule II -- Condensed Financial Information of Registrant (Parent Company)
for  the Years Ended December 31,  1997,  1996  and  1995                 F-27

Schedule IV -- Reinsurance for the Years Ended December 31, 1997,
              1996 and 1995                                               F-31

Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated Financial Statements or Notes thereto.

                           REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management Corporation

   We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated balance sheets at September 30, 1997 and 1996 or the consolidated statements of operations, shareholder's equity and cash flows for the three years ended September 30, 1997 of Standard Management International S.A. and subsidiaries, a wholly owned subsidiary group, which financial statements reflect assets totaling approximately 24% and 23% of the Company's consolidated assets at December 31, 1997 and 1996 and revenues totaling approximately 9%, 9% and 12% of consolidated revenues for each of the three years in the period ended December 31, 1997. Those financial statements, which as explained in Note 1 are included in the Company's consolidated balance sheets at December 31, 1997 and 1996, and the Company's consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Standard Management International S.A., is based solely on the report of other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                       Ernst & Young LLP




Indianapolis, Indiana
February 11, 1998

                           REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management International S.A.

   We have audited the consolidated balance sheets of Standard Management International S.A. and subsidiaries as at September 30, 1997 and 1996 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended September 30, 1997 (none of which aforementioned financial statements are separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Management International S.A. and subsidiaries as at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles in the United States of America.



Luxembourg City, Luxembourg



February 11, 1998
KPMG Audit

                     STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               December 31,
                                                                                1997                             1996
                              ASSETS
Investments:
  Securities available for sale:
       Fixed maturity securities, at fair value (amortized cost: 1997 -       $372,576                         $347,310
$367,372; 1996 - $349,151)
      Equity securities, at fair value (cost: 1997 - $55; 1996 - $58)         52                               62
  Mortgage loans on real estate                                               375                              3,035
   Policy loans                                                               9,495                            9,903
  Real estate                                                                 2,163                            546
  Other invested assets                                                       779                              865
  Short-term investments                                                      13,342                           8,417
        Total investments                                                     398,782                          370,138
Cash                                                                          4,165                            5,113
Accrued investment income                                                     6,512                            6,198
Amounts due and recoverable from reinsurers                                   61,596                           68,811
Deferred policy acquisition costs                                             21,435                           18,309
Present value of future profits                                               20,537                           23,806
Excess of acquisition cost over net assets acquired                           2,445                            2,260
Federal income tax recoverable                                                1,854                            2,397
Other assets                                                                  3,602                            2,835
Assets held in separate accounts                                              148,064                          128,546
        Total assets                                                          $668,992                         $628,413
               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Insurance policy liabilities                                                $439,390                         $425,324
  Accounts payable and accrued expenses                                       6,208                            6,249
  Obligations under capital lease                                             141                              637
   Notes payable                                                              26,000                           20,000
   Deferred federal income taxes                                              4,488                            3,206
  Excess of net assets acquired over acquisition cost                         1,388                            2,775
  Liabilities related to separate accounts                                    148,064                          128,546
        Total liabilities                                                     625,679                          586,737

Class S Cumulative Convertible Redeemable Preferred Stock, par value $10 per share:
  Authorized 300,000 shares; issued and outstanding 159,889 shares in 1996    --                               1,757

Shareholders' Equity:
  Preferred Stock, no par value:
      Authorized 700,000 shares; none issued and outstanding                  --                               --
  Common Stock, no par value:
      Authorized 20,000,000 shares                                            40,646                           40,481
  Treasury stock                                                              (4,572)                          (3,528)
  Unrealized gain (loss) on securities available for sale                     2,171                            (746)
  Foreign currency translation adjustment                                     (473)                            691
  Retained earnings                                                           5,541                            3,021
        Total shareholders' equity                                            43,313                           39,919
        Total liabilities and shareholders' equity                            $668,992                         $628,413

               See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     Year Ended December 31,
                                                             1997                       1996                       1995
Revenues:
   Premium income                                            $7,100                     $10,468                    $5,504
  Net investment income                                      29,516                     20,871                     18,517
  Net realized investment gains                              396                        1,302                      688
  Gain on disposal of subsidiaries                           --                         886                                     --
  Policy charges                                             5,512                      2,551                      2,467
  Amortization of excess of net assets acquired over         1,388                      1,388                      1,388
  acquisition cost
  Fees from separate accounts                                1,779                      1,564                      1,294
  Other income                                               1,178                      1,277                      380
        Total revenues                                       46,869                     40,307                     30,238
Benefits and expenses:
  Benefits and claims                                        9,098                      9,919                      5,791
  Interest credited on interest-sensitive annuities and
  other                                                      16,281                     11,092                     10,009
      financial products
  Salaries and wages                                         5,608                      5,053                      4,701
  Amortization                                               3,248                      2,592                      2,044
  Other operating expenses                                   6,991                      7,311                      6,019
  Interest expense and financing costs                       2,381                      805                        118
        Total benefits and expenses                          43,607                     36,772                     28,682
Income before federal income taxes, extraordinary gain and
preferred stock                                              3,262                      3,535                      1,556
  dividends
Federal income tax expense (credit)                          617                        (730)                      243
Income before extraordinary gain and preferred stock         2,645                      4,265                      1,313
dividends
Extraordinary gain on early redemption of redeemable
preferred stock,                                             --                         502                        --
  net of $-- federal income tax
Net income                                                   2,645                      4,767                      1,313
Preferred stock dividends                                    97                         208                         --
Earnings available to common shareholders                    $2,548                     $4,559                     $1,313
Earnings per common share:
  Income before extraordinary gain and preferred stock       $           .54            $           .88            $       .25
  dividends
  Extraordinary gain                                         --                         .10                        --
  Net income                                                 .54                        .98                        .25
  Preferred stock dividends                                  .02                        .04                        --
  Earnings available to common shareholders                  $           .52            $           .94            $        .25
Earnings per common share - assuming dilutions:
  Income before extraordinary gain and preferred stock       $           .48            $           .82            $        .25
  dividends
  Extraordinary gain                                         --                         .09                        --
  Net income                                                 .48                        .91                       .25
  Preferred stock dividends                                  .01                        .04                        --
  Earnings available to common shareholders - assuming       $           .47            $           .87            $        .25
  dilutions

               See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             Year Ended December 31,
                                                             Amounts                                   Number of Shares
                                                 1997           1996           1995              1997          1996           1995
Common Stock:
  Balance, beginning of year                  $40,481        $39,808        $39,695         5,752,499     5,459,573      5,457,906
       Issuance of common stock                    --            100             --                --        20,000             --
       5% common stock dividend                    --            850             --                --       272,926             --
       Issuance of common stock warrants          165            285            107                --            --             --
       Repurchase of common stock warrants         --           (600)            --                --            --             --
       Gain on reissuance of treasury stock
       in connection                               --             38             --                --            --             --
         with purchase of Shelby Life
       Issuance of common stock in
       connection with                             --             --              6                --            --          1,667
         exercise of stock options
  Balance, end of year                         40,646         40,481         39,808         5,752,499     5,752,499      5,459,573
Treasury stock, at cost:
  Balance, beginning of year                   (3,528)        (2,621)        (2,221)         (728,229)     (502,025)      (418,425)
       Treasury stock acquired                 (1,079)        (2,126)          (400)         (154,903)     (431,026)       (83,600)
       5% common stock dividend                    --             --             --                --       (46,402)            --
       Reissuance of treasury stock in
       connection with                             35              6             --             7,123         1,224             --
         exercise of stock options
       Reissuance of treasury stock in
       connection with                             --          1,213             --                --       250,000             --
        purchase of Shelby Life
  Balance, end of year                         (4,572)        (3,528)        (2,621)         (876,009)     (728,229)      (502,025)
Unrealized gain (loss) on securities:
  Balance, beginning of year                     (746)         2,582        (13,411)
       Change in unrealized gain (loss) on
       securities                               2,917         (3,328)        15,993
         available for sale, net
  Balance, end of year                          2,171           (746)         2,582
Foreign currency translation adjustments:
  Balance, beginning of year                      691          1,159            546
       Translation adjustments for the year    (1,164)          (468)           613
  Balance, end of year                           (473)           691          1,159
Retained earnings (deficit):
  Balance, beginning of year                    3,021           (686)        (1,999)
       Net income                               2,645          4,767          1,313
       5% common stock dividend, plus cash
       in lieu of                                  --           (850)            --
         fractional shares
       Loss on reissuance of treasury stock       (28)            (2)            --
       Preferred stock dividend                   (97)          (208)            --
  Balance, end of year                          5,541          3,021           (686)
Total shareholders' equity and common shares  $43,313        $39,919        $40,242         4,876,490     5,024,270 4,957,548
outstanding


                    SEE    ACCOMPANYING   NOTES   TO   CONSOLIDATED   FINANCIAL
STATEMENTS.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                      Year Ended December 31,
                                                                         1997                      1996                      1995
OPERATING ACTIVITIES
Net income                                                             $2,645                    $4,767                    $1,313
Adjustments to reconcile net income to net cash provided by
operating activities:
  Amortization of deferred policy acquisition costs                     1,456                     1,221                     1,142
  Policy acquisition costs deferred                                   (7,005)                   (6,400)                   (1,863)
  Deferred federal income taxes                                         1,187                       158                       353
  Depreciation and amortization                                         1,085                       544                        78
  Insurance policy liabilities                                          9,441                     4,785                     6,273
  Net realized investment gains                                         (396)                   (1,302)                     (688)
  Accrued investment income                                             (314)                     (770)                       347
  Extraordinary gain on early redemption of redeemable                     --                     (502)                        --
preferred stock
   Other                                                                (335)                     (775)                     (624)
          Net cash provided by operating activities                     7,764                     1,726                     6,331
FINANCING ACTIVITIES
Issuance of Common Stock, net                                              --                        --                         6
Borrowings, net of debt issuance costs of $70 in 1997, $208 in          5,558                    16,792                     2,923
1996 and $81 in 1995
Repayments on long-term debt and obligations under capital              (543)                     (491)                     (353)
lease
Short-term borrowings, net                                                 --                        --                     (550)
Premiums received on interest-sensitive annuities and other
financial products credited                                            49,362                    42,347                    17,524
  to policyholder account balances, net of premiums ceded
Return of policyholder account balances on interest-sensitive
annuities and other                                                  (37,477)                  (17,356)                  (17,852)
  financial products, net of premiums ceded
Redemption of redeemable preferred stock                              (1,855)                     (949)                        --
Repurchase of Common Stock warrants                                        --                     (600)                        --
Proceeds from common and treasury stock sales                             138                       100                        --
Purchase of Common Stock for treasury                                 (1,079)                   (2,126)                     (400)
         Net cash provided by financing activities                     14,104                    37,717                     1,298
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases                                                        (205,976)                 (249,638)                 (183,183)
  Sales                                                               161,891                   194,244                   191,477
  Maturities, calls and redemptions                                    28,380                    10,254                     7,812
Short-term investments, net                                           (4,925)                    11,890                  (21,662)
Other investments, net                                                (2,186)                     (551)                     4,082
Proceeds from sale of property and equipment under capital                 --                        --                     1,396
lease
Purchase of Shelby Life Insurance Company, less cash acquired              --                  (14,618)                        --
of $32
Dividends paid by Shelby Life Insurance Company to former                  --                   (3,000)                        --
parent
Purchase of Dixie National Life Insurance Company, less cash               --                        --                   (3,393)
acquired of $4,626
Proceeds from sale of First International Life Insurance
Company, less cash transferred                                             --                    11,327                        --
  to seller of $265
         Net cash used by investing activities                       (22,816)                  (40,092)                   (3,471)
Net increase (decrease) in cash                                         (948)                     (649)                     4,158
Cash at beginning of year                                               5,113                     5,762                     1,604
Cash at end of year                                                    $4,165                    $5,113                    $5,762

                    See   accompanying    notes   to   consolidated   financial
statements.

                       STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

   Standard Management Corporation ("SMC") is an international financial services holding company, which directly and through its subsidiaries acquires and manages in force life insurance and annuity business and issues and distributes life insurance and annuity products. SMC offers unit-linked assurance products through its international subsidiaries.

   SMC's active subsidiaries at December 31, 1997 include: (i) Standard Life Insurance Company of Indiana ("Standard Life") and its subsidiary, Dixie National Life Insurance Company ("Dixie National Life"), (ii) Standard Management International S.A. ("Standard Management International") and its subsidiaries, Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") and Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)") and (iii) Standard Marketing Corporation ("Standard Marketing").

BASIS OF PRESENTATION

   The accompanying consolidated financial statements of SMC and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles ("GAAP") and include the accounts of SMC and its majority-owned subsidiaries since acquisition or organization. All significant intercompany balances and transactions have been eliminated.

   The fiscal year end for Standard Management International is September 30. To facilitate reporting on the consolidated level, the fiscal year end for Standard Management International was not changed and the consolidated balance sheets and statements of operations for Standard Management International at September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997, are included in the Company's consolidated balance sheets at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997.

USE OF ESTIMATES

   The nature of the Company's insurance businesses requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

INVESTMENTS

   The Company classifies its fixed maturity and equity securities as available for sale and, accordingly, such securities are carried at fair value. Fixed maturity securities include bonds and redeemable preferred stocks. Changes in fair values of securities available for sale, after adjustment for deferred policy acquisition costs, present value of future profits and deferred income taxes, are reported as unrealized gains or losses directly in shareholders' equity and, accordingly, have no effect on net income. The deferred policy acquisition costs and present value of future profits adjustments to the unrealized gains or losses represent valuation adjustments or reinstatements of these assets that would have been required as a charge or credit to operations had such unrealized amounts been realized.

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

   Mortgage loans on real estate and policy loans are carried at unpaid principal balances and are generally collateralized. Real estate investments, which the Company has the intent to hold for the production of income, are carried at cost, less accumulated depreciation. Short-term investments are carried at amortized cost, which approximates fair value.

NET REALIZED INVESTMENT GAINS OR LOSSES

   Net realized investment gains and losses are calculated using the specific identification method and included in the consolidated statements of income. If the values of investments decline below their amortized cost and this decline is considered to be other than temporary, the amortized cost of these investments is reduced to net realizable value and the reduction is recorded as a realized loss.

FUTURE POLICY BENEFITS

   Liabilities for future policy benefits for deferred annuities and universal life policies are equal to full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with rates ranging from 4.5% to 12% in 1997 and 4.5% to 9% in 1996.

   Future policy benefits for traditional life insurance contracts are computed using the net level premium method on the basis of assumed investment yields, mortality and withdrawals which were appropriate at the time the policies were issued. Assumed investment yields are based on interest rates ranging from 6.5% to 7.5%. Mortality is based upon various actuarial tables, principally the 1965-1970 Select and Ultimate Table. Withdrawals are based upon Company experience and vary by issue age, type of coverage, and duration.

RECOGNITION OF INSURANCE POLICY REVENUE AND RELATED BENEFITS AND EXPENSES

   Revenue for interest-sensitive annuity contracts consists of policy charges for surrenders and investment income earned. Premiums received for these annuity contracts are reflected as premium deposits and are not recorded as revenues. Expenses related to these annuities include interest credited to policyholder account balances. Revenue for universal life insurance policies consists of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income earned during the period.
Expenses related to universal life policies include interest credited to policyholder account balances and death benefits incurred in excess of policyholder account balances.

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

SEPARATE ACCOUNTS

   Separate accounts are maintained primarily for universal life contracts written by Standard Management International of which the majority represent unit-linked business where benefits on surrender and maturity are not guaranteed and investment contracts under which fixed benefits are paid to the policyholder and the terms of which are such that there is little or no mortality risk. Separate accounts generally represent funds maintained in accounts to meet specific investment objectives of policyholders who bear the investment risk. The Company records the related liabilities at amounts equal to the underlying assets. Investment income and investment gains and losses accrue directly to such policyholders. The assets of each account are segregated and are not subject to claims that arise out of any other business of the Company. Deposits, net investment income and realized gains and losses on separate accounts assets are not reflected in the consolidated statements of income.

FOREIGN CURRENCY TRANSLATION

   The Company's foreign subsidiaries' balance sheets and statements of income are translated at the year end exchange rates and average exchange rates for the year, respectively. The resulting unrealized gain or loss adjustment from the translation to U.S. dollars is recorded in the foreign currency translation adjustment as a separate component of shareholders' equity. Other translation adjustments for foreign exchange gains or losses have been reflected in the consolidated statements of income. Foreign exchange gains or losses relating to policyholders' funds in separate accounts are allocated to the relevant separate account.

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

   Standard Life and Dixie National Life filed separate federal income tax returns for 1996 and prior years and were taxed as separate life insurance companies. For 1997 and subsequent years, Standard Life and Dixie National Life plan to file a life/life consolidated return. SMC, Standard Marketing and other U.S. non-insurance subsidiaries are taxed as regular corporations and file a consolidated return. SMC and its U.S. non-insurance subsidiaries were eligible to consolidate with Standard Life for income tax purposes beginning in 1996, but do not currently plan to do so.

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

DEFERRED POLICY ACQUISITION COSTS

   Costs relating to the production of new business (primarily commissions and certain costs of marketing, policy issuance and underwriting) are deferred and included in the deferred policy acquisition cost asset to the extent that such costs are recoverable from future related policy revenues. For interest-sensitive annuities and other financial products, deferred policy acquisition costs, with interest, are amortized over the lives of the policies and products in a constant relationship to the present value of estimated future gross profits, discounted using the interest rate credited to the policy. Traditional life insurance deferred policy acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

   The Company reviews the recoverability of the carrying value of the deferred policy acquisition costs each year. For interest-sensitive annuities and other financial products, the Company considers estimated future gross profits in determining whether the carrying value is appropriate; for other insurance products, the Company considers estimated future premiums. In all cases, the Company considers expected mortality, interest earned and crediting rates, persistency and expenses. Amortization is adjusted retrospectively for interest-sensitive annuities and other financial products when estimates of future gross profits to be realized are revised.

EXCESS OF ACQUISITION COST OVER NET ASSETS ACQUIRED

   The excess of the cost to acquire purchased companies over the fair value of net assets acquired is being amortized on a straight-line basis over periods that generally correspond with the benefits expected to be derived from the acquisitions, usually 20 to 40 years. Accumulated amortization was $428,000 and $314,000 at December 31, 1997 and 1996, respectively. The Company continually monitors the value of excess of acquisition cost over net assets acquired ("goodwill") based on estimates of future earnings. If it determines that goodwill has been impaired, the carrying value is reduced with a corresponding charge to expense.

EXCESS OF NET ASSETS ACQUIRED OVER ACQUISITION COST

   The excess of the net assets acquired over the cost to acquire purchased companies ("negative goodwill"), after reducing the basis in property and equipment and other noncurrent assets to zero, is being amortized into earnings on a straight-line basis over a five year period. Accumulated amortization was $5,227,000 and $3,839,000 at December 31, 1997 and 1996, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company adopted SFAS No. 128 on December 31, 1997. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements. SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share are replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price was used.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 defines the financial statement presentation for all changes in a company's equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in the first quarter of 1998. Because the statement is merely a change in presentation, the Company does not expect the adoption of this statement to have any impact on the amount of net income, earnings per share or total shareholders' equity.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in financial statements. SFAS No. 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in 1998. Currently, the Company considers its life insurance operations to be its only material operating segment. The
Company is in the process of defining additional business segments and developing allocation methods to assess their performance. Once the process is completed, additional disclosures will be provided in accordance with SFAS No. 131.

RECLASSIFICATIONS

   Certain amounts in the 1996 and 1995 consolidated financial statements and notes have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on previously reported shareholders' equity or net income during the periods involved.


2. ACQUISITIONS AND DISPOSALS

   On November 8, 1996, Standard Life acquired through merger Shelby Life Insurance Company ("Shelby Life") from Delta Life and Annuity Corporation ("DLAC"), a life insurance company located in Memphis, Tennessee (the "Shelby Merger"). The purchase price was approximately $14,650,000, including $13,000,000 in cash, 250,000 shares of restricted Common Stock (valued at $1,250,000) and acquisition costs of $400,000. Financing for the Shelby Merger was provided by senior debt of $10,000,000 and $4,000,000 in subordinated convertible debt.

   The acquisition of Shelby Life was accounted for using the purchase method of accounting and the consolidated financial statements include the results of Shelby Life from November 1, 1996, the effective date of acquisition. Under purchase accounting, Standard Life allocated the total purchase price of Shelby Life to the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill, which will be amortized on a straight-line basis over 20 years.

   The following schedule summarizes the assets acquired and the liabilities assumed with the Shelby Life acquisition described above (in thousands):

         Assets acquired:
            Fixed maturity securities                 $   93,376  Policy  loans
2,430       Short term investments                       4,725  Cash 32 Present
value of future profits                                  7,998   Other   assets
2,880
               Total assets acquired                   111,441

         Liabilities assumed:
            Policy reserves                             92,322
            Deferred federal income taxes                  376
            Other liabilities                            1,102
            Dividends payable to DLAC                    3,000
               Total liabilities assumed                96,800

         Net assets acquired                            14,641
         Excess of acquisition cost over net assets acquired             9
         Total purchase price                         $ 14,650

      The following are supplemental unaudited pro forma consolidated results of operations of the Company for year ended December 31, 1996 as if the acquisition for Shelby Life had occurred at January 1, 1996 presented at the same purchase price, based on estimates and assumptions considered appropriate (in thousands).

         Revenues                                    $49,344
         Income before extraordinary gain              4,242
         Net income                                    4,536
         Earnings per share:
            Income before extraordinary gain             .83
            Net income                                   .89
         Earnings per share, assuming dilution:
            Income before extraordinary gain             .73
            Net income                                   .82


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

   On October 2, 1995, Standard Life completed its acquisition of 99.3% of Dixie National Life from Dixie National Corporation ("DNC"), a life insurance holding company located in Jackson, Mississippi. Dixie National Life markets a variety of life insurance products throughout the Mid-South offering primarily "burial expense" policies. The purchase price was $8,019,000, including costs of $684,000, the forgiveness of a $3,689,000 DNC note payable to Standard Life and a $1,720,000 repayment of a DNC note payable. The remaining purchase price of $1,926,000 was paid in cash from internally generated funds.

   The acquisition was accounted for using the purchase method of accounting and the consolidated financial statements include the results of Dixie National Life from the date of acquisition. Under purchase accounting, Standard Life allocated the total purchase price of Dixie National Life to the assets and liabilities acquired, based on a determination of their fair values. Standard Life recorded goodwill of $1,589,000 which will be amortized on a straight-line basis over 40 years.

   On March 18, 1996, Standard Life completed the sale of a duplicate charter associated with First International Life Insurance Company ("First International") to The Guardian Insurance and Annuity Company, Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, NY. Standard Life received proceeds of approximately $10,393,000, including $1,500,000 for the charter and licenses associated with First International. Standard Life realized a net pretax gain of $1,042,000 and a tax benefit of $1,420,000 on this sale, or $2,462,000. In addition, First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to continue to receive the profit stream from certain First International policies in force at the date of such sale (SEE NOTE 9).

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

3. INVESTMENTS

   The amortized cost, gross unrealized gain (loss) and estimated fair value of securities available for sale are as follows (in thousands):

                                                                            December 31, 1997
                                                                       Gross                  Gross
                                             Amortized              Unrealized             Unrealized                Fair
                                               Cost                    Gain                  (Loss)                  Value
Securities available for sale:
     Fixed maturity securities:
         United States Treasury
securities and
           obligations of United States         $27,613                    $174                   $(90)               $27,697
           government agencies
         Obligations of states and
political                                         3,790                     204                    (26)                 3,968
           subdivisions
         Foreign government securities           30,558                     497                 (3,296)                27,759
          Utilities                              26,606                     534                   (109)                27,031
         Corporate bonds                        223,958                   8,140                 (1,609)               230,489
         Mortgaged-backed securities             51,266                     657                    (60)                51,863
         Redeemable preferred stock               3,581                     188                     --                  3,769
           Total fixed maturity                 367,372                  10,394                 (5,190)               372,576
securities
     Equity securities                               55                      --                     (3)                    52
         Total securities available for        $367,427                 $10,394                $(5,193)              $372,628
sale
                                                                            December 31, 1996
                                                                       Gross                  Gross
                                             Amortized              Unrealized             Unrealized                Fair
                                               Cost                    Gain                  (Loss)                  Value
Securities available for sale:
     Fixed maturity securities:
         United States Treasury
securities and
           obligations of United States         $20,753                     $51                  $(420)               $20,384
           government agencies
         Obligations of states and
political                                         3,588                     106                     --                  3,694
           subdivisions
         Foreign government securities           10,042                      51                   (166)                 9,927
         Utilities                               31,000                     295                   (675)                30,620
         Corporate bonds                        210,977                   3,086                 (3,539)               210,524
         Mortgaged-backed securities             72,264                     247                   (919)                71,592
         Redeemable preferred stock                 527                      42                     --                    569
           Total fixed maturity                 349,151                   3,878                 (5,719)     347,310
securities
     Equity securities                               58                       4                     --                     62
         Total securities available for        $349,209                  $3,882                $(5,719)          $347,372
sale

   The estimated fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit, and maturity of the investments.

   The amortized cost and estimated fair value of fixed maturity securities at December 31, 1997 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                     Amortized             Fair

                                                       COST                VALUE

Due in one year or less                            $     4,560       $     4,551
Due after one year through five years                   31,597            32,048
Due after five years through ten years                 141,806           140,972
Due after ten years                                    134,562           139,373
   Subtotal                                            312,525           316,944
Redeemable preferred stock                               3,581             3,769
Mortgage-backed securities                              51,266            51,863
   Total fixed maturity securities                   $ 367,372         $ 372,576

      The Company maintains a highly-diversified investment portfolio with limited concentration of financial instruments in any given region, industry or economic characteristic. Investments in any entity in excess of 10% of shareholders' equity at December 31, 1997, other than asset-backed securities and investments issued or guaranteed by the U.S. government or a U.S. government agency, all of which were classified as fixed maturity securities available for sale, were as follows (in thousands):

                                                     Amortized             Fair

INVESTMENT                                             COST                VALUE

Continental Cablevision                            $  5,302            $  5,509
AMERCO                                                4,994               5,042
Eastern Energy Limited                                4,975               5,068
Republic of Indonesia                                 4,636               3,596


      Net investment income was attributable to the following (in thousands):

                                                                               Year Ended December 31,
                                                     1997                        1996                        1995
Fixed maturity securities                            $27,151                     $19,865                     $17,457
Mortgage loans on real estate                        123                         309                         152
Policy loans                                         618                         447                         305
Real estate                                          58                          65                          120
Short-term investments and other                     2,098                       602                         990
     Gross investment income                         30,048                      21,288                      19,024
Investment expenses                                  532                         417                         507
     Net investment income                           $29,516                     $20,871                     $18,517


      Net realized investment gains arose from the following (in thousands):

                                                                               Year Ended December 31,
                                                     1997                        1996                        1995
Fixed maturity securities available for sale:
     Gross realized gains                            $2,181                      $2,012                      $2,115
     Gross realized losses                           1,695                       911                         1,662
         Net                                         486                         1,101                       453
Real estate                                          26                          --                          124
Other gains (losses)                                 (116)                       201                         111
     Net realized investment gains                   $396                        $1,302                      $688

      Life insurance companies are required to maintain certain amounts of assets with state or other regulatory authorities. At December 31, 1997 fixed maturity securities of $12,658,000 and short-term investments of $1,498,000 were held on deposit by various state regulatory authorities in compliance with statutory regulations. Additionally, fixed maturity securities of $851,000 and short-term investments of $3,590,000 of Standard Management International were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.


4.    DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

      The activity related to the deferred policy acquisition costs of business produced is summarized as follows (in thousands):

                                                                               Year Ended December 31,
                                                     1997                        1996                        1995
Balance, beginning of year                           $18,309                     $10,054                     $12,206
     Additions                                       7,005                       6,400                       1,863
     Amortization                                    (1,456)                     (1,221)                     (1,142)
     Adjustment relating to net unrealized (gain)
     loss on                                         (2,423)                     3,076                       (2,873)
         securities available for sale
Balance, end of year                                 $21,435                     $18,309                     $10,054

                                                                  The  activity
related to the present value of future profits of the business acquired is summarized as follows (in thousands):

                                                                               Year Ended December 31,
                                                     1997                        1996                        1995
Balance, beginning of year                           $23,806                     $15,246                     $8,299
      Amounts related to acquisitions and disposals  (1,374)                     9,615                       7,901
      Interest accreted on unamortized balance       3,178                       2,563                       1,566
      Gross amortization during the year             (4,844)                     (3,812)                     (2,346)
      Adjustments relating to net unrealized (gain)
      loss on securities available for sale          (229)                       194                         (174)
Balance, end of year                                 $20,537                     $23,806                     $15,246

      The percentages of future expected net amortization of the beginning balance of the present value of future profits before the effect of net unrealized gains and losses, based on the present value of future profits at December 31, 1997 and current assumptions as to future events on all policies in force, will be between 6% and 8% in each of the years 1998 through 2002.

      The discount rate used to calculate the present value of future profits reflected in the Company's consolidated balance sheets at December 31, 1997, ranged from 7.5% to 18%. The Company used a 15% discount rate to calculate the present value of future profits on the Shelby Life and Dixie National Life acquisitions.


5.    NOTES PAYABLE

      SMC has outstanding borrowings at December 31, 1997 pursuant to an Amended Revolving Line of Credit Agreement with a bank (the "Amended Credit Agreement") that provides for it to borrow up to $16,000,000 in the form of a seven-year reducing revolving loan arrangement. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 61,500 shares of Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Class S Cumulative Convertible Redeemable Preferred Stock ("Class S Preferred Stock") and Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowings under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $2,667,000 begin in November 1998 and conclude in November 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements for SMC, positive net income, minimum statutory surplus requirements for the Company's insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets. At December 31, 1997, SMC had borrowed $16,000,000 under this Amended Credit Agreement at a weighted average interest rate of 9.069%.

      In connection with the acquisition of Shelby Life, SMC borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003. At June 30, 1997, this subordinated convertible debt agreement was amended to the principal amount of $4,372,000 which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, SMC borrowed an additional $5,628,000 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400,000, redemption of Class S Preferred Stock of approximately $1,840,000 (SEE NOTE 7), and other general corporate purposes. The Notes are convertible at any time at the option of the noteholders into SMC Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of SMC commencing on July 1, 2000 at redemption prices equal to 105% of the principal amount (plus accrued interest) and declining to 102% of the principal amount plus accrued interest. The Notes may be prepaid prior to July 1, 2000 at a redemption price equal to 101% of the principal amount (plus accrued interest) under certain limited circumstances. The Notes are subject to certain restrictions and covenants substantially similar to those in the Amended Credit Agreement.

      Standard Management International has an unused line of credit of $1,615,000, with no borrowings in connection with this line of credit in 1997 or 1996.

      Interest expense on debt during 1997, 1996 and 1995 was $2,310,000, $773,000 and $116,000, respectively. Cash paid for interest was $1,464,000, $356,000 and $100,000 in 1997, 1996 and 1995, respectively.


6.    INCOME TAXES

      The components of the federal income tax expense (credit), applicable to pre-tax income before extraordinary gains, were as follows (in thousands):

                                                                               Year Ended December 31,
                                                     1997                        1996                        1995
Current taxes (credit)                               $(570)                      $(888)                      $(110)
Deferred taxes                                       1,187                       158                         353
                                                     $617                        $(730)                      $243


   The effective tax rate on pre-tax income before extraordinary gain is lower than the statutory corporate federal income tax rate as follows (in thousands):

                                                                                Year Ended December 31,
                                                           1997                     1996                     1995
Federal income tax expense at statutory rates (34%)        $1,109                   $1,202                   $529
Small insurance company deduction                          --                       --                       (128)
Nonrecognition of losses in SMC consolidated return and in
foreign                                                    314                      543                      372
   subsidiaries
Amortization of excess of net assets acquired over         (472)                    (472)                    (472)
acquisition cost
Tax benefit from disposal of subsidiary                    --                       (1,420)                  --
Tax benefits from capital loss carryforwards not           (200)                    --                       --
previously recognized
Release of reserve for tax adjustments                     (100)                    (325)                    --
Other items, net                                           (34)                     (258)                    (58)
   Federal income tax expense (credit)                     $617                     $(730)                   $243
Effective tax rate                                         19%                      (21)%                    16%

   The Company recovered $1,313,000, $130,000 and $280,000 in federal income taxes in 1997, 1996 and 1995, respectively and paid federal income taxes of $200,000 and $900,000 in 1997 and 1996, respectively.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in the Company's deferred tax assets (liabilities) are as follows (in thousands):

                                                                                          December 31,
                                                                     1997                                 1996
Deferred income tax assets:
      Unrealized loss on securities available for sale               $     --                             $355
     Future policy benefits                                          9,368                                8,267
     Capital and net operating loss carryforwards                    6,123                                7,719
     Other-net                                                       1,126                                1,385
         Gross deferred tax assets                                   16,617                               17,726
     Valuation allowance for deferred tax assets                     (6,962)                              (8,750)
         Deferred income tax assets, net of valuation allowance      9,655                                8,976
Deferred income tax liabilities:
     Unrealized gain on securities available for sale                (1,820)                                             --
     Present value of future profits                                 (6,983)                              (8,093)
     Deferred policy acquisition costs                               (5,340)                              (4,089)
         Total deferred income tax liabilities                       (14,143)                             (12,182)
     Net deferred income tax liabilities                             $(4,488)                             $(3,206)


   The Company is required to establish a "valuation allowance" for any portion of its deferred tax assets which are unlikely to be realized. The valuation allowance for deferred tax assets includes $1,560,000 at December 31, 1997 with respect to corporate income tax loss carryforwards of Standard Management International which, if recognized in the future, will result in an addition to negative goodwill and be amortized into income over its remaining life. The valuation allowance for deferred tax assets includes $1,770,000 at December 31, 1997 with respect to deferred tax assets at the date of acquisition and net tax operating loss carryforwards of Dixie National Life and Shelby Life which, if recognized in the future, will result in a reduction to goodwill and be amortized into income over its remaining life by reducing goodwill amortization expense.

   As of December 31, 1997, SMC and its noninsurance subsidiaries had consolidated net operating loss carryforwards of approximately $9,320,000 for tax return purposes which expire from 2005 through 2012. These carryforwards will only be available to reduce the taxable income of SMC. At December 31, 1997, the Standard Life consolidated return had tax return net operating loss carryforwards of approximately $4,100,000 which expire in 2010 and 2012. These carryforwards will only be available to reduce the taxable income of the Standard Life consolidated return. At December 31, 1997, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $3,960,000, all of which may be carried forward indefinitely.

   The Internal Revenue Service has completed its examination of the Company for years through 1993 in 1996. All adjustments to taxable income determined by completed examinations, which were not material, have reduced the net operating loss carryforwards. Upon completion of the examination, a tax reserve for adjustments of $325,000 was released and recorded in income in 1996. In 1997, the Internal Revenue Service completed its examination of Standard Life through 1995. All adjustments including a tax benefit from previously expired capital loss carryforwards were settled during 1997 resulting in a net tax benefit of approximately $200,000 during 1997 and upon completion of the examination, a tax reserve for adjustments of $100,000 was released into income in 1997.


7. SHAREHOLDERS' EQUITY

REDEEMABLE PREFERRED STOCK

   Shareholders have authorized 1,000,000 shares of Preferred Stock. Other terms, including preferences, voting and conversion rights, may be established by the Board of Directors. In March 1995, 300,000 of these shares designated as Class S Preferred Stock, $10.00 per share par value, were issued February 8, 1996. In February 1996, SMC instituted a program to repurchase from time to time up to 300,000 shares of its Class S Preferred Stock in the open market or privately negotiated
7. SHAREHOLDERS' EQUITY (CONTINUED)


transactions. Through December 31, 1996, SMC had repurchased and retired 140,111 shares of its Class S Preferred Stock on the open market at a cost of $949,000. These repurchases resulted in an extraordinary gain of $502,000 in 1996. Effective as of August 1, 1997, SMC redeemed all of the issued and outstanding Class S Preferred Stock at an aggregate redemption value of $1,840,000 ($10.00 per share plus accumulated and unpaid dividends).

COMMON STOCK

   The Company has a stock repurchase program and repurchases its Common Stock from time to time. The Company repurchased 154,903, 431,026 and 83,600 shares of Common Stock for $1,079,000, $2,126,000 and $400,000 in 1997, 1996 and 1995,
respectively. At December 31, 1997, the Company is authorized to purchase an additional 365,644 shares under this program.

   The following table represents outstanding warrants to purchase Common Stock as of December 31, 1997:

                                               Exercise       Warrants
         ISSUE DATE          EXPIRATION DATE      PRICE     OUTSTANDING

         June 1989           December 1999   $3.5216        236,858
         July 1992           June 1998        3.5296        175,800
         January 1994        January 1998     7.8571         42,000
         September 1995      September 1998   5.2381          4,200
         November 1995       November 2002    4.5238         31,500
         July 1996           July 2003        4.3750         30,000
         August 1996         August 1998      4.3125        100,000
         September 1996      September 1998   5.0000         25,000
         September 1996      September 1999   5.5000         17,000
         July 1997           July 2000        5.7500         75,000
         September 1997      September 2000   7.5000         15,000
                                                            752,358

UNREALIZED GAIN (LOSS) ON SECURITIES

   The components of the balance sheet caption "Unrealized gain (loss) on securities available for sale" in shareholders' equity are summarized as follows (in thousands):

                                                                                          December 31,
                                                                     1997                                 1996
Fair value of securities available for sale                          $372,628                             $347,372
Amortized cost of securities available for sale                      367,427                              349,209
     Gross unrealized gain (loss) on securities available for sale   5,201                                (1,837)
Adjustments for:
     Deferred policy acquisition costs                               (1,727)                              696
     Present value of future profits                                 (209)                                20
     Deferred federal income tax recoverable (liability)             (1,094)                              375
         Net unrealized gain (loss) on securities available for sale $2,171                                     $      (746)


8.    STOCK OPTION PLAN

      SMC has a non-qualified Stock Option Plan (the "Plan") under which 2,500,000 (increased by 1,000,000 shares effective October 29, 1997) shares of Common Stock are reserved for grants of stock options to employees and directors. The purchase price per share specified in any Plan option must be at least equal to the fair market value of common stock at the grant date. Options generally become exercisable over a three-year period and have a term of 10 years. The Plan is administered by the Board of Directors and officers of SMC. The terms of the options, including the number of shares and the exercise price, are subject to the sole discretion of the Board of Directors. A total of 562,988 shares are available for future issuance for the Plan as of December 31, 1997.

      SFAS No. 123 entitled "Accounting for Stock-Based Compensation" issued in October 1995, was adopted by the Company as of December 31, 1996. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue their current practice but disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. The Company has elected to continue its practice of recognizing compensation expense for its Plan using the intrinsic value based method of accounting and to provide the required pro forma information. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been the following (in thousands):

                                                           Year Ended December 31,
                                                1997                      1996                     1995
Net income                                     $1,945                   $3,847                    $685
Earnings per share                                 .37                      .75                     .13
Earnings per share, assuming                       .35                      .71                     .13
dilution

      The fair value of each option grant  is  estimated  on  the date of grant
using   the   Black-Scholes   option-valuation   model   with   the   following
weighted-average assumptions :

                                     1997                      1996                     1995
Risk-free interest rates                   5.7%                      5.9%                    6.6%
Volatility factors                          .37                       .49                     .39
Weighted average expected life            7 years                   7 years                 7 years


      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options. Because SFAS No. 123 is effective only for awards granted after January 1, 1995, the pro forma disclosures provided may not be representative of the effects on reported net income for future years.

      A summary of the Company's stock option activity and related information for the years ended December 31, 1997, 1996 and 1995 is as follows:

                               1997              1996              1995
                                                  Weighted-                          Weighted-                      Weighted-
                                                   Average                            Average                        Average
                                                  Exercise                           Exercise                       Exercise
                                                    Price                              Price                          Price
                                 Shares                              Shares                           Shares
Options outstanding, beginning 1,446,169         $5.98             1,164,720        $6.46           520,294         $7.73
of year
Exercised                      (17,300)          4.52              (1,224)           3.57           (1,667)         3.75
Granted                        685,000           6.29              769,122           6.14           655,008         5.40
Expired or forfeited           (197,049)         4.30              (486,449)         7.56           (8,915)         5.50
Options outstanding, end of    1,916,820         6.08              1,446,169         5.98           1,164,720       6.46
year
Options exercisable, end of    1,467,185                           1,097,028                        762,374
year
Weighted-average fair value of
options                        $3.10                               $3.62                            $2.90
     granted during the year

      Information with respect to stock options outstanding at December 31, 1997 is as follows:

                               Options Outstanding                   Options Exercisable
                                    Weighted-       Weighted-                    Weighted-
  Range of                           Average         Average                      Average
  Exercise           Number         Remaining       Exercise        Number       Exercise
   Prices          Outstanding     Contractual        Price       Exercisable      Price
                                      Life
                                     (years)
      $3-$5        367,650             9 Years      $4.37          231,350       $4.31
      $5-$7        1,036,949           9 Years      5.98           723,614       5.76
      $7-$9        492,533             5 Years      7.41           492,533       7.41
     $9-$11        19,688              6 Years      9.40           19,688        9.40
                   1,916,820                                       1,467,185

9.    REINSURANCE

      The Company's insurance subsidiaries have entered into reinsurance agreements with non-affiliated companies to limit the net loss arising from large risks, maintain their exposure to loss within capital resources, provide additional capacity for future growth, and effect sharing arrangements. The maximum amount of life insurance retained on any one life ranges from $30,000 to $150,000. Amounts of standard risk in excess of that limit are reinsured.

      Reinsurance premiums ceded to other insurers were $4,821,000, $2,152,000 and $4,312,000 in 1997, 1996 and 1995, respectively. Reinsurance ceded has reduced benefits and claims incurred by $5,383,000, $6,201,000 and $1,369,000 in 1997, 1996 and 1995, respectively. A contingent liability exists to the extent any of the reinsuring companies are unable to meet their obligations under the reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers. Based on its periodic reviews of these companies, the Company believes the assuming companies are able to honor all contractual commitments under the reinsurance agreements.

      The Company's largest annuity reinsurer at December 31, 1997 represented $32,194,000, or 52.3% of total reinsurance recoverable, $8,707,000 of premium deposits ceded in 1997 and is rated "A" (Excellent) by A.M. Best. From January 1, 1995 to August 31, 1995, approximately 70% of Standard Life's annuity business pursuant to the terms of the agreement produced after December 31, 1994 was ceded. Standard Life decreased the quota-share portion of business ceded pursuant to this agreement to 50% at September 1, 1995, and further reduced it to 25% effective April 1, 1996. This agreement limits dividends and other transfers by Standard Life to SMC or affiliated companies in certain circumstances.

      All the inforce business of First International effective January 1, 1996 was ceded to GIAC through a coinsurance indemnity reinsurance agreement. Under the terms of the agreement, approximately $18,841,000 of First International's reserves and the related assets were ceded to GIAC as of January 1, 1996.
Effective at January 1, 1996, GIAC entered into a modified coinsurance indemnity reinsurance agreement with Standard Life relating to this business. Under the terms of the agreement, approximately $18,841,000 of Standard Life's reserves were assumed from GIAC as of January 1, 1996. In addition, at the date of the sale of First International to GIAC, Standard Life ceded a block of business with policy reserves of $12,514,000 and related assets to GIAC.

      In June 1988, Standard Life ceded a block of business to National Mutual Life Insurance Company ("National Mutual"). Effective May 31, 1996, Standard Life terminated by recapture the reinsurance agreement with National Mutual. As a result of this recapture, Standard Life received premium income, and corresponding increase in reserves, of $4,234,000 and agreed to pay National Mutual a net recapture fee of $825,000.


10.   RELATED PARTY TRANSACTIONS

      SMC  is  a  guarantor  on a $70,000 loan to a director and officer.   The
guaranty will be effective until the earlier of repayment of the loan or June 25, 1999.

      On October 28, 1997, SMC made an interest-free loan to an officer and director of SMC, in the amount of $778,000, representing a new loan in the sum of $438,000 and consolidation of an existing loan. The principal balance of the loan was $778,000 and $338,000 at December 31, 1997 and 1996, respectively. Repayment is due within 10 days of the officer's voluntary termination or resignation as an officer of SMC. In the event of a termination of the officer's employment with SMC following a change in control, the loan is deemed to be forgiven.
10.   RELATED PARTY TRANSACTIONS (CONTINUED)

      SMC entered into a covenant not to compete agreement with a former officer and director in February 1997, effective July 1, 1996, the date his employment agreement terminated. In accordance with the covenant not to compete agreement, the officer and director received payments of $275,000 in 1997, and will receive $125,000 in 1998 and $100,000 in 1999.


11.   COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

      The Company rents office and storage space under noncancellable operating leases. The Company incurred rent expense for operating leases of $932,000, $1,037,000 and $1,092,000 in 1997, 1996 and 1995, respectively. Pursuant to the terms of a lease agreement effective June 1, 1991, Standard Life has agreed to lease office space for a ten year period. After the initial ten year lease period, Standard Life may continue to lease the premises on a month to month basis at a rental of 125% of the prevailing market rate for the leased premises in effect at that time.

      In April 1995, SMC sold its equipment and leased it back under a capital lease. SMC has the option to renew or purchase the equipment at the end of the lease term in April 1998. The cost of the equipment was $1,396,000 and accumulated depreciation of $1,279,000 and $814,000 at December 31, 1997 and 1996, respectively.

      Future required minimum rental payments, by year and in the aggregate, under noncancellable capital leases and operating leases as of December 31, 1997, are as follows (in thousands):

                                                         Capital   Operating
                                                         LEASES     LEASES

            1998                                          $144   $   779
            1999                                            --       790
            2000                                            --       721
            2001                                            --       366
            2002                                            --       128
            Thereafter                                      --       128
            Total minimum lease payments                   144    $2,912
            Less amounts representing interest               3
            Present  value  of  net minimum lease
               payments  under capital lease              $141

EMPLOYMENT AGREEMENTS

      Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change in control of the Company. The commitment under these agreements is approximately three times their current annual salaries. Additionally, following termination from the Company following a change in control, each executive is entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,177,880 shares at December 31, 1997.


12.   LITIGATION

      An officer and director of SMC resigned effective as of April 15, 1997. On June 19, 1997, this former officer commenced an action in the Superior Court of Marion County, Indiana, against SMC claiming that his employment agreement contained a provision to the effect that, following a termination of his employment with SMC under certain circumstances, he would be entitled to receive certain benefits. This former officer has asserted to SMC that he is entitled to a lump sum termination payment of $1,654,000 and liquidated damages not exceeding $3,308,000 by virtue of his voluntarily leaving SMC's employment. SMC disputes those claims. SMC filed its Answer and Counterclaim on September 11, 1997. SMC's investigation since the action was filed revealed a basis for the termination of employment of the former officer for cause relative to after-acquired evidence. On October 14, 1997, the Board of Directors of SMC terminated the former officer for cause effective as of March 15, 1997. Such termination will also be argued by SMC as a complete defense to all claims asserted by the former officer. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements. Management believes that the conclusion of such litigation will not have a material adverse effect on SMC's consolidated financial condition.

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


13.   STATUTORY ACCOUNTING INFORMATION OF SUBSIDIARIES

      The Company's U.S. life insurance subsidiaries maintain their records in conformity with statutory accounting practices prescribed or permitted by state insurance regulatory authorities. Statutory accounting practices differ in certain respects from GAAP. In consolidation, adjustments have been made to conform the Company's domestic subsidiaries' accounts with GAAP.

      The Company's U.S. life insurance subsidiaries had consolidated statutory capital and surplus of $25,923,000 and $22,970,000 at December 31, 1997 and 1996, respectively, after appropriate eliminations of intercompany accounts among such subsidiaries. Consolidated net income (loss) of the Company's life insurance subsidiaries on a statutory basis, after appropriate eliminations of intercompany accounts among such subsidiaries, was $1,776,000, $3,291,000 and
$(1,339,000)  for  the  years   ended   December   31,  1997,  1996  and  1995,
respectively. Minimum statutory capital and surplus required by the Indiana Insurance Code was $450,000 as of December 31, 1997.

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

      Policy reserves for Dixie National Life's fixed premium universal life policies were calculated according to the Commissioners' Reserve Valuation Method ("CRVM") for traditional whole life policies. This differs from prescribed statutory accounting practices. Effective October 2, 1995, Dixie National Life received permission from the Mississippi Insurance Department to strengthen the reserves for these policies by using the CRVM methodology as modified by the Universal Life Model Regulation. This reserve strengthening will be recorded quarterly through September 30, 1998. This permitted accounting practice increased statutory surplus by $451,000 and $1,053,000 as of December 31, 1997 and 1996, respectively.

      From the funds borrowed by SMC pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $13,000,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate plus 2% per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. As required by state regulatory authorities, the balance of the surplus debenture at December 31, 1997 of $13,000,000 is classified as a part of capital and surplus of Standard Life. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance.

      SMC's ability to pay operating expenses and meet debt service obligations is partially dependent upon the amount of dividends received from Standard Life. Standard Life's ability to pay cash dividends to SMC is, in turn, restricted by law or subject to approval by the insurance regulatory authorities of Indiana. Dividends are permitted based on, among other things, the level of preceding year statutory surplus and net income. In 1997 and 1996, Standard Life paid dividends of $1,600,000 and $1,000,000, respectively, to SMC. In 1995, Standard Life paid no dividends to SMC. During 1998, Standard Life can pay dividends of $2,592,000 without regulatory approval; Standard Life must notify the Indiana regulatory authorities of the intent to pay dividends at least thirty days prior to payment.

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

      The statutory capital and surplus for Premier Life (Luxembourg) was $7,288,000 and $8,243,000 at fiscal years ended 1997 and 1996, respectively, and minimum capital and surplus under local insurance regulations was $2,915,000 and $3,295,000 at fiscal years ended 1997 and 1996, respectively. The statutory capital and surplus for Premier Life (Bermuda) was $1,357,000 and $1,307,000 at fiscal years ended 1997 and 1996, respectively, and minimum capital and surplus under local insurance regulations was $250,000 at fiscal years ended 1997 and 1996. Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends under Luxembourg law in 1997 and 1996 due to accumulated losses.


14.   OPERATIONS BY GEOGRAPHIC AREA

      The Company operates exclusively in one business segment -- the sale and administration of life insurance business (principally annuities and other financial products).

      The revenues, pre-tax income and assets by geographic segment for 1997 through 1995 are as follows (in thousands):

                                                                             Year Ended December 31,
                                                   1997                        1996                        1995
Revenues:
     United States                                 $42,651                     $36,524                     $26,851
     International                                 4,218                       3,783                       3,387
         Total                                     $46,869                     $40,307                     $30,238
Income before federal income taxes, extraordinary  Year Ended
gain and                                           December 31,
     preferred stock dividends:
     United States                                 $1,541                      $2,313                      $1,224
     International                                 1,721                       1,222                       332
         Total                                     $3,262                      $3,535                      $1,556
                                                                                 At December 31,
                                                   1997                        1996                        1995
Assets:
     United States                                 $508,476                    $486,576                    $343,040
     International                                 160,516                     141,837                     136,558
         Total                                     $668,992                    $628,413                    $479,598

      The states in the U.S. with the largest share of U.S. premiums collected in 1997 were Indiana (21%), California (11%), Ohio (10%), and Florida (10%). No other state accounted for more than 5% of total collected premiums.


15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following discussion outlines the methods and assumptions used by the Company in estimating its fair value disclosures for its financial instrument assets and liabilities. Because fair values for all balance sheet items are not required to be disclosed pursuant to SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", the aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company; likewise, care should be exercised in deriving conclusions about the Company's business or financial condition based on the fair value information presented herein.

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

      INSURANCE LIABILITIES FOR INVESTMENT CONTRACTS: Fair values for the Company's liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining contracts being valued. The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1997 and 1996, as credited rates on the vast majority of account balances approximate current rates paid on similar investments and because these rates are generally not guaranteed beyond one year.

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

      NOTES PAYABLE: The Company believes the fair value of its variable rate long-term debt was equal to its carrying value at December 31, 1997 and 1996. The Company negotiated the terms of its Amended Credit Agreement with its lenders in November 1996. Those negotiations were based on the financial condition of the Company and market conditions at that time. The financial condition of the Company has not changed significantly since the negotiations and although market conditions have changed, the Company pays a variable rate of interest on the debt which reflects the change in market conditions. The fair value of the subordinated convertible debt is based on quoted market prices for the amount of shares convertible at December 31, 1997.

      The carrying amount for all other financial instruments approximates their fair values.

      The fair value of the Company's financial instruments is shown below using a summarized version of the Company's assets and liabilities at December 31, 1997 and 1996 (in thousands). Refer to Note 3 for additional information relating to the fair value for investments.

                                                                              December 31,
                                                   1997                    1996
                                               Fair                  Carrying                 Fair                 Carrying
                                               Value                  Amount                  Value                 Amount
Assets:
     Investments:
         Securities available for sale:
           Fixed maturity securities           $372,576                $372,576               $347,310               $347,310
           Equity securities                         52                      52                     62                     62
         Mortgage loans on real estate              377                     375                  3,041                  3,035
         Policy loans                             8,978                   9,495                  7,767                  9,903
         Other invested assets                      779                     779                    888                    865
         Short-term investments                  13,342                  13,342                  8,417                  8,417
         Assets held in separate                148,064                 148,064                128,546                128,546
         accounts
Liabilities:
     Insurance liabilities for                  350,607                 350,607                333,633                333,633
     investment contracts
     Obligations under capital lease                141                     141                    637                    637
     Notes payable                               27,419                  26,000                 20,000                 20,000
     Liabilities related to separate            148,064                 148,064                128,546                128,546
     accounts

16.   EARNINGS PER SHARE

      A reconciliation of the numerator and denominator of the earnings per share computation is as follows (dollars in thousands, except per share amounts):

                                                           1997                     1996                     1995
Numerator:
   Income  before  extraordinary  gain and preferred stock $2,645                   $4,265                   $1,313
dividends
 Extraordinary  gain  on  early  redemption  of redeemable --                       502                      --
 preferred  stock
 Preferred          stock          dividends               (97)                     (208)                    --
 Numerator for basic earnings per share -
Income available to common shareholders                    2,548                    4,559                    1,313
Effect of dilutive securities:
Preferred           stock          dividends               97                       208                      --
14% subordinated convertible debt                          --                       82                       --
10% subordinated convertible debt                          --                       --                       --
                                                           97                       290                      1,313
 Numerator for diluted earnings per share -
Income available to common sharehodlers after assumed      $2,645                   $4,849                   $1,313
conversions
Denominator:
Denominator  for  basic  earnings  per  share - weighted - 4,948,302                4,856,316                5,244,495
average shares
Effect of dilutive securities:
 Stock options                                             182,615                  24,311                   5,240
 Stock                              warrants               230,285                  108,062                  96,202
 Convertible         preferred         stock               230,015                  393,701                  --
 14%     subordinated    convertible    debt               --                       166,667                  --
 10%    subordinated     convertible    debt               --                       --                       --
Dilutive potential common shares                           642,915                  692,741                  101,442
Denominator  for  diluted earnings per  share  -  adjusted
weighted -average                                          5,591,217                5,549,057                5,345,937
 shares      and     assumed     conversions
Basic       earnings        per        share                $         .52            $         .94            $         .25
Diluted       earnings       per       share                $         .47           $          .87            $         .25

      The Notes convertible in 1997 (SEE NOTE 5) were not included in the computation of diluted earnings per share in 1997 because the effect would be antidilutive.


17.   PENDING ACQUISITION

      On December 9, 1997, SMC and Savers Life Insurance Company ("Savers Life") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Savers Life surviving as a wholly-owned subsidiary of SMC. Subject to the terms and conditions of the Merger Agreement, each share of Savers Life Common Stock outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) of the Merger will be converted into 1.2 shares of SMC Common Stock plus $1.50. Each holder of Savers Life Common Stock may elect to receive the $1.50 per share portion of the merger consideration in the form of additional shares of SMC Common Stock. Assuming each holder of Savers Life Common Stock elects to receive $1.50 per share cash consideration in lieu of electing to receive shares of SMC Common Stock and a value per share of $7.00 per share, SMC will issue 2.1 million shares with a value of approximately $15 million to acquire the Savers Life Common Stock. SMC has received a commitment to increase the Amended Credit Agreement to $20,000,000 to finance the acquisition of Savers Life. The acquisition is expected to close in March 1998.

      Savers Life underwrites, markets and distributes annuities, life insurance, and Medicare supplement health insurance through a sales force consisting of 4,000 independent brokers and is licensed to sell products in North Carolina, South Carolina, Virginia and Florida. Savers Life had total assets of $72,186,000 at December 31, 1997 and revenues of $43,047,000 for the year ended December 31, 1997.

18.   QUARTERLY  FINANCIAL  DATA   (UNAUDITED)  (IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS)


      Earnings per common and common equivalent share for each quarter are computed independently of earnings per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings during the year, the sum of the quarterly earnings per share may not equal the earnings per share for the year. The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128.

                                                                              1997 Quarters
                                               First                  Second                  Third                 Fourth
Total revenues                                  $12,019                 $11,292                $11,599                $11,959
Components of net income:
     Operating income                              $528                    $661                   $537                   $658
     Net realized investment gains                  115                      21                     53                     72
     Net income                                    $643                    $682                   $590                   $730
Net income per common share                      $  .13                 $   .14                $   .12                $   .15
Net income per common share, assuming
     dilution                                    $  .11                 $   .12                $   .11                $   .13
                                                                              1996 Quarters
                                               First                  Second                  Third                 Fourth
Total revenues                                   $8,856                 $12,665                 $7,969                $10,817
Components of net income:
     Operating income                              $214                  $(187)                   $342                   $804
     Net realized investment gains                  145                     125                    129                    387
     Gain on disposal of subsidiaries             2,306                      --                     --                     --
     Extraordinary gain on early
     redemption of                                  101                     166                    233                      2
         redeemable preferred stock
     Net income                                  $2,766                    $104                   $704                 $1,193
Net income per common share                      $  .55                 $   .02                 $  .15                $   .24
Net income per common share, assuming
     dilution                                    $  .51                 $   .02                 $  .13                $   .21

      Reporting the results of insurance operations on a quarterly basis requires the use of numerous estimates throughout the year, primarily in the computation of reserves, amortization of deferred policy acquisition costs and present value of future profits, and the effective rate for income taxes. It is the Company's practice to review estimates at the end of each quarter and, if necessary, make appropriate adjustments, with the effect of such adjustments being reported in current operations. Only at year-end is the Company able to assess the accuracy of its previous quarterly estimates. The Company's fourth quarter results include the effect of the difference between previous estimates and actual year-end results. Therefore, the results of an interim period may not be indicative of the results of the entire year.

         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                           CONDENSED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              December 31,
                                                                                         1997                           1996
                            ASSETS
Investments:
         Investment in subsidiaries                                                   $52,005                        $46,422
          Surplus debenture due from Standard Life                                     13,000                         13,000
         Equity securities available for sale, at fair value  (amortized                    2                             12
   cost: 1997 - $5; 1996 -$8)
         Real estate                                                                      130                            139
         Investment in joint venture                                                       --                            320
         Notes receivable from officers and directors                                     778                            338
         Short-term investments, at cost, which approximates fair value                    79                            124
                                                                                       65,994                         60,355
Cash                                                                                    1,327                            900
Property and equipment, less accumulated depreciation of $1,636 in 1997                   879                          1,087
and $989 in 1996
Note receivable from affiliate                                                          2,858                          2,858
Amounts receivable from subsidiaries                                                    1,212                            638
Other assets                                                                            1,892                            829
            Total assets                                                              $74,162                        $66,667
             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Obligations under capital lease                                                       $141                           $637
   Notes payable                                                                       26,000                         20,000
   Note payable to affiliate                                                            2,858                          2,858
   Amounts due to subsidiaries                                                            397                            473
   Other liabilities                                                                    1,453                          1,023
            Total liabilities                                                          30,849                         24,991
Class S Cumulative Convertible Redeemable Preferred  Stock, par value $10 per share:
   Authorized 300,000 shares; issued and outstanding 159,889 shares in                     --                      1,757
1996
Shareholders' Equity:
   Preferred Stock, no par value:
         Authorized 700,000 shares; none issued and outstanding                            --                             --
   Common Stock, no par value:
         Authorized 20,000,000 shares; issued 5,752,499 shares                         40,646                         40,481
   Treasury stock, at cost, 876,009 shares in 1997 and 728,229 shares in               (4,572)                        (3,528)
1996
   Unrealized gain (loss) on securities available for sale of subsidiaries              2,171                           (746)
   Foreign currency translation adjustment of subsidiaries                               (473)                           691
   Retained earnings                                                                    5,541                          3,021
           Total shareholders' equity                                                  43,313                         39,919
           Total liabilities and shareholders' equity                                 $74,162                        $66,667

              See accompanying notes to condensed financial statements.


                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                        CONDENSED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)


                                                                              Year Ended December 31,
                                                    1997                         1996                         1995
 Revenues:
   Net investment income                            $ --                         $32                          $112
   Interest income from subsidiaries                1,519                        357                          172
   Net realized investment gains                    --                           --                           23
   Loss on disposal of subsidiary                   --                           (156)                        --
   Other income                                     154                          135                          28
   Rental income from subsidiaries                  1,145                        853                          715
   Management fees from subsidiaries                2,100                        1,905                        1,930
         Total revenues                             4,918                        3,126                        2,980
Expenses:
   Other operating expenses                         3,420                        3,470                        2,479
   Interest expense and financing costs             2,367                        799                          110
   Interest expense on note payable to affiliate    162                          161                          172
         Total expenses                             5,949                        4,430                        2,761
Income (loss) before federal income taxes, equity
in earnings
   of consolidated subsidiaries, extraordinary gain (1,031)                      (1,304)                      219
   and preferred stock dividends
Federal income tax expense (credit)                 (76)                         --                           (57)
Income (loss) before equity in earnings of
consolidated
   subsidiaries, extraordinary gain and preferred   (955)                        (1,304)                      276
   stock dividends
Equity in earnings of consolidated subsidiaries     3,600                        5,569                        1,037
Income before extraordinary gain and preferred      2,645                        4,265                        1,313
stock dividends
Extraordinary gain on early redemption of
redeemable                                          --                           502                          --
   preferred stock, net of $-- federal income tax
Net income                                          2,645                        4,767                        1,313
Preferred stock dividends                           97                           208                          --
Earnings available to common shareholders           $2,548                       $4,559                       $1,313



              See accompanying notes to condensed financial statements.

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                Year Ended December 31,
                                                        1997                       1996                       1995
OPERATING ACTIVITIES
Net income                                              $2,645                     $4,767                     $1,313
Adjustments to reconcile net income to net cash
provided by
operating activities:
   Amortization of deferred debt issuance costs         71                         32                         2
   Depreciation and amortization                        646                        564                        562
   Equity in earnings of subsidiaries                   (3,600)                    (5,569)                    (1,037)
   Accrued interest payable                             435                        320                        --
   Other liabilities                                    79                         192                        480
   Net realized investment gain                         --                         --                         (23)
   Dividend from Standard Life                          1,600                      1,000                      --
   Extraordinary gain                                   --                         (502)                      --
   Other                                                (370)                      165                        (905)
         Net cash provided by operating activities      1,506                      969                        392
FINANCING ACTIVITIES
Issuance of Common Stock, net                           --                         --                         6
Borrowings, net of debt issuance costs of $70 in 1997,
$208 in 1996                                            5,558                      16,792                     2,923
   and $81 in 1995
Repayments on long-term debt and obligations under      (543)                      (491)                      (312)
capital lease
Short-term borrowings, net                              --                         --                         (550)
Redemption of redeemable preferred stock                (1,855)                    (949)                      --
Repurchase of stock warrants                            --                         (600)                      --
Proceeds from common and treasury stock sales           138                        100                        --
Purchase of Common Stock for treasury                   (503)                      (2,126)                    (822)
         Net cash provided by financing activities      2,795                      12,726                     1,245
INVESTING ACTIVITIES
Investments, net                                        (1,035)                    197                        653
Proceeds from sale of property and equipment under      --                         --                         1,396
sales leaseback
Purchase of property and equipment, net                 (439)                      (246)                      (475)
Surplus debenture contributed to Standard Life          --                         (13,000)                   --
Capital contribution to Standard Life                   (2,400)                    --                         (3,000)
Capital contribution to Standard Management             --                         --                         (170)
International
Capital contribution to Standard Advertising, Inc.      --                         --                         (173)
Capital contribution to Standard Reinsurance            --                         --                         (6)
         Net cash used by investing activities          (3,874)                    (13,049)                   (1,775)
Net increase (decrease) in cash                         427                        646                        (138)
Cash at beginning of year                               900                        254                        392
Cash at end of year                                     $1,327                     $900                       $254

              See accompanying notes to condensed financial statements.

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1. BASIS OF PRESENTATION

   For purposes of these condensed financial statements, Standard Management Corporation ("SMC") carries its investments in subsidiaries at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. Net income of its subsidiaries is included in income using the equity method. These condensed financial statements should be read in conjunction with SMC's consolidated financial statements included elsewhere in this document.


2. DIVIDENDS FROM SUBSIDIARIES

   SMC received a cash dividend from subsidiaries of $1,600,000 and $1,000,000 in 1997 and 1996, respectively. There were no cash dividends paid to SMC from its subsidiaries in 1995.

                          SCHEDULE IV -- REINSURANCE

                        STANDARD MANAGEMENT CORPORATION

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)


                                                                                                                  Percentage
                                                          Ceded to            Assumed                              of Amount
                                        Gross               Other           from Other                              Assumed
                                       Amount             Companies          Companies         Net Amount           to Net
YEAR ENDED DECEMBER 31, 1997
Life insurance in force             $2,447,782          $1,269,848         $237               $1,178,171                .02%
Premiums
   Life insurance and annuities     $11,735             $4,821             $--                $6,914
   Accident and health insurance    17                  --                 --                 17
   Supplementary contract and other
   funds                            169                 --                 --                 169
         on deposit
           Total premiums           $11,921             $4,821             $--                $7,100
YEAR ENDED DECEMBER 31, 1996
Life insurance in force             $3,000,763          $1,633,340         $252               $1,367,675                .02%
Premiums
   Life insurance and annuities     $11,862             $2,152             $--                $9,710
   Accident and health insurance    21                  --                 --                 21
   Supplementary contract and other
   funds                            737                 --                 --                 737
         on deposit
           Total premiums           $12,620             $2,152             $--                $10,468
YEAR ENDED DECEMBER 31, 1995
Life insurance in force             $2,316,826          $1,490,812         $282               $826,296                  .03%
Premiums
   Life insurance and annuities     $9,574              $4,312             $--                $5,262
   Accident and health insurance    22                  --                 --                 22
   Supplementary contract and other
   funds                            220                 --                 --                 220
         on deposit
           Total premiums           $9,816              $4,312             $--                $5,504