Form 10-Q
period 1998-03-31
STANDARD MANAGEMENT CORP
filed 1998-05-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[*]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


Commission file number: 0-20882

                       STANDARD MANAGEMENT CORPORATION
            (Exact name of registrant as specified in its charter)


           Indiana                                 No. 35-1773567
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

9100 Keystone Crossing, Indianapolis, Indiana           46240
(Address of principal executive offices)             (Zip Code)

                            (317) 574-6200
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [*] No [ ]

As of May 1, 1998, the Registrant had 7,103,944 shares of Common Stock outstanding.

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                        PAGE
NUMBER

Part I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

Consolidated Balance Sheets --
March   31,   1998  (Unaudited)  and  December  31,  1997  (Audited)         3

Consolidated Statements of Income --
For the Three Months  Ended  March  31,  1998  and  1997 (Unaudited)         4

Consolidated Statements of Shareholders' Equity --
For  the  Three  Months  Ended  March  31, 1998 and 1997 (Unaudited)         5

Consolidated Statements of Cash Flows --
For  the  Three  Months Ended March 31, 1998  and  1997  (Unaudited)         6

Notes    to   Consolidated    Financial    Statements    (Unaudited)    7 - 10

Item 2.    Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operation                          11 - 18

Part II.   OTHER INFORMATION:

Item 4.    Submission of Matters to a Vote of Security Holders              19

Item 6.    Exhibits and Reports on Form 8-K                                 19

           SIGNATURES                                                       20

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                         MARCH 31,                   DECEMBER 31,
                                                                                                 1998                         1997
                                                                                        (UNAUDITED)                    (AUDITED)
                                   ASSETS
Investments:
    Securities available for sale:
          Fixed maturity securities, at fair value (amortized cost: $384,795 in 1998
            and $367,372 in 1997)                                                            $389,840                     $372,576
          Equity securities, at fair value (cost: $2,894 in 1998 and $55 in 1997)               2,893                           52
   Mortgage loans on real estate                                                                6,664                          375
   Policy loans                                                                                 9,378                        9,495
   Real estate                                                                                  4,552                        2,163
   Other invested assets                                                                          776                          779
   Short-term investments                                                                      45,944                       13,342
            Total investments                                                                 460,047                      398,782
Cash                                                                                           10,939                        4,165
Accrued investment income                                                                       6,276                        6,512
Amounts due and recoverable from reinsurers                                                    63,557                       61,596
Deferred policy acquisition costs                                                              22,952                       21,435
Present value of future profits                                                                27,558                       20,537
Excess of acquisition cost over net assets acquired                                             4,462                        2,445
Federal income tax recoverable                                                                    780                        1,854
Other assets                                                                                   10,564                        3,602
Assets held in separate accounts                                                              165,339                      148,064
            Total assets                                                                     $772,474                     $668,992
                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Insurance policy liabilities                                                              $505,618                     $439,390
   Accounts payable and accrued expenses                                                        6,177                        6,208
   Obligations under capital lease                                                                 --                          141
   Notes payable                                                                               30,000                       26,000
   Deferred federal income taxes                                                                5,433                        4,488
   Excess of net assets acquired over acquisition cost                                          1,041                        1,388
   Liabilities related to separate accounts                                                   165,339                      148,064
            Total liabilities                                                                 713,608                      625,679
Shareholders' Equity:
   Preferred Stock, no par value:
          Authorized 1,000,000 shares; none issued and outstanding                                 --                           --
   Common Stock, no par value:
          Authorized 20,000,000 shares; issued 7,973,376 in 1998 and 5,752,499 in              55,645                       40,646
1997
   Treasury stock, at cost, 878,959 shares in 1998 and 876,009 shares in 1997                 (4,595)                      (4,572)
(deduction)
   Accumulated other comprehensive income:
          Unrealized gain on securities available for sale                                      2,117                        2,171
          Foreign currency translation adjustment                                               (590)                        (473)
   Retained earnings                                                                            6,289                        5,541
            Total shareholders' equity                                                         58,866                       43,313
Total liabilities and shareholders' equity                                                   $772,474                     $668,992

See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                       1998                       1997
Revenues:
   Premium income                                      $1,980                     $1,897
   Net investment income                               7,386                      7,298
   Net realized investment gains                       21                         174
   Policy charges                                      1,358                      1,439
   Amortization of excess of net assets acquired over
          acquisition cost                             347                        347
   Fees from separate accounts                         562                        471
   Other income                                        291                        393
          Total revenue                                11,945                     12,019
Benefits and expenses:
   Benefits and claims                                 1,880                      2,389
   Interest credited on interest-sensitive annuities
        and other financial products                   4,219                      3,894
   Salaries and wages                                  1,438                      1,452
   Amortization                                        1,011                      825
   Other operating expenses                            1,594                      1,976
   Interest expense and financing costs                657                        530
          Total benefits and expenses                  10,799                     11,066
Income before federal income taxes and preferred stock 1,146                      953
    dividends
Federal income tax expense                             398                        310
Net income                                             748                        643
Preferred stock dividends                              --                         42
Earnings available to common shareholders              $748                       $601
Earnings per share:
   Net income                                          $.14                       $.13
   Preferred stock dividends                           --                         .01
   Earnings available to common shareholders           $      .14                 $     .12
Earnings per share - assuming dilution:
   Net income                                          $      .13                 $     .11
   Preferred stock dividends                           --                         --
   Earnings available to common shareholders           $.13                       $.11

See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                                                     Accumulated
                                                                                                        Other
                                                                  Common           Treasury         Comprehensive       Retained
                                                  Total            Stock             Stock             Income           Earnings
Balance at January 1, 1997                      $39,919           $40,481           $(3,528)         $(55)               $3,021
Comprehensive income, net of tax:
  Net income                                    643               --                --               --                  643
  Other comprehensive income
          Change in unrealized gain (loss) on
          securities available for sale, net    (3,589)           --                --               (3,589)             --
          Change in foreign currency            (108)             --                --               (108)               --
          translation adjustment
            Other comprehensive income          (3,697)
              Comprehensive income              (3,054)
   Reissuance of treasury stock in connection
   with exercise of stock options               4                 --                4                --                  --
   Loss on reissuance of treasury stock         (1)               --                --               --                  (1)
   Preferred stock dividend                     (42)              --                --               --                  (42)
Balance at March 31, 1997                       $36,826           $40,481           $(3,524)         $(3,752)            $3,621
Balance at January 1, 1998                      $43,313           $40,646           $(4,572)         $1,698              $5,541
Comprehensive income, net of tax:
   Net income                                   748               --                --               --                  748
   Other comprehensive income
          Change in unrealized gain (loss) on
          securities available for sale, net    (54)              --                --               (54)                --
          Change in foreign currency            (117)             --                --               (117)               --
          translation adjustment
            Other comprehensive income          (171)
              Comprehensive income              577
   Conversion of preferred stock into Common    4                 4                 --               --                  --
   Stock
   Issuance of Common Stock for Savers Life     14,937            14,937            --               --                  --
   acquisition
   Issuance of Common Stock warrants            30                30                --               --                  --
   Issuance of Common Stock in connection with
          exercise of stock warrants            28                28                --               --                  --
   Treasury stock acquired                      (28)              --                (28)             --                  --
   Reissuance of treasury stock in connection
   with exercise of stock options               5                 --                5                --                  --
          exercise of stock options
Balance at March 31, 1998                       $58,866           $55,645           $(4,595)         $1,527              $6,289



See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                           1998                               1997
OPERATING ACTIVITIES
Net income                                                                                 $748                               $643
Adjustments to reconcile net income to net cash provided by
operating activities:
   Amortization of deferred policy acquisition costs                                        586                                330
   Policy acquisition costs deferred                                                    (2,069)                            (1,735)
   Deferred federal income taxes                                                            467                                 90
   Depreciation and amortization                                                            252                                303
   Insurance policy liabilities                                                           1,977                                786
   Net realized investment gains                                                           (22)                              (174)
   Accrued investment income                                                                451                              (200)
   Other                                                                                (1,647)                                368
          Net cash provided by operating activities                                         743                                411
FINANCING ACTIVITIES
Borrowings, net of debt issuance costs of $86 in 1998 and $-- in 1997                     3,914                                 --
Repayments on long term debt and obligations under capital lease                          (153)                              (135)
Premiums received on interest-sensitive annuities and other financial
products                                                                                 14,222                             12,068
   credited to policyholder account balances, net of premiums ceded
Return of policyholder account balances on interest-sensitive annuities
and other                                                                               (9,419)                            (5,641)
   financial products, net of premiums ceded
Redemption of redeemable preferred stock                                                     --                                (4)
Reissuance of treasury stock in connection with exercise of stock options                    57                                  4
Purchase of Common Stock for treasury                                                      (28)                                 --
          Net cash provided by financing activities                                       8,593                              6,292
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases                                                                           (61,724)                           (45,886)
   Sales                                                                                 43,737                             35,369
   Maturities, calls and redemptions                                                      7,548                              4,422
Short-term investments, net                                                              10,142                            (4,416)
Other investments, net                                                                    (664)                                 40
Purchase of Savers Life Insurance Company, less cash acquired of $518                   (1,601)                                 --
          Net cash used by investing activities                                         (2,562)                           (10,471)
Net increase (decrease) in cash                                                           6,774                            (3,768)
Cash at beginning of period                                                               4,165                              5,113
Cash at end of period                                                                   $10,939                             $1,345


See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year. This is particularly true in the life insurance industry, where mortality results in interim periods can vary substantially from such results over a longer period. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Certain amounts in the 1997 Consolidated Financial Statements and Notes have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on previously reported shareholders' equity or net income during the periods involved.

      The nature of the insurance business of Standard Management Corporation ("SMC") and its consolidated subsidiaries (the "Company") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company uses significant estimates and assumptions in calculating deferred policy acquisition costs, present value of future profits, goodwill, future policy benefits and deferred federal income taxes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of SMC for the year ended December 31, 1997.

NOTE 2 -- ACQUISITIONS

      On March 12, 1998, SMC acquired Savers Life Insurance Company ("Savers Life"), with Savers Life surviving as a wholly-owned subsidiary of SMC. Each of the 1,779,908 shares of Savers Life Common Stock outstanding was converted into 1.2 shares of SMC Common Stock plus $1.50. Each holder of Savers Life Common Stock could elect to receive the $1.50 per share portion of the merger consideration in the form of additional shares of SMC Common Stock. SMC issued approximately 2.2 million shares with a value of approximately $14,937,000 and paid $2,119,000 in cash (excluding acquisition costs) to acquire Savers Life. SMC increased the Amended and Restated Revolving Line of Credit Agreement with a bank (the "Amended Credit Agreement") to an amount of $20,000,000 to finance the acquisition of Savers Life.

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

      The acquisition of Savers Life was accounted for using the purchase method of accounting and the consolidated financial statements include the results of Savers Life from March 31, 1998, the effective date of acquisition. Under purchase accounting, SMC allocated the total purchase price of Savers Life to the assets and liabilities acquired, based on a preliminary determination of their values and recorded the excess of total purchase price over net assets acquired as goodwill. SMC may adjust this allocation when a final determination of fair values is made. Any adjustment is not expected to be material, however.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTE 2 -- ACQUISITIONS (CONTINUED)

      The following schedule summarizes the assets acquired and the liabilities assumed with the Savers Life acquisition described above (in thousands):

         Assets acquired:
            Fixed maturity securities            $    7,061
            Equity securities                         2,840
            Mortgage loans on real estate             6,273
            Real estate                               1,750
            Policy loans                                  9
            Short term investments                   42,745
            Cash                                        518
            Present  value  of future profits         7,400
            Other assets                              7,378
                               Total assets acquired 75,974

         Liabilities assumed:
            Policy reserves                          57,889
            Deferred federal income taxes               516
            Other liabilities                         1,061
               Total   liabilities  assumed          59,466

         Net assets acquired                         16,508
         Excess of acquisition cost over
           net assets acquired                        2,049
         Total purchase price                     $  18,557

   The following are supplemental unaudited pro forma consolidated results of operations of the Company as if the acquisition of Savers Life and the transfer of the major medical product line from Savers Life to World Insurance Company ("World") through a reinsurance agreement whereby World assumed, through coinsurance effective July 1, 1997, 100% of the product line, had occurred at January 1, 1997 presented at the same purchase price, based on estimates and assumptions considered appropriate (in thousands, except per share amounts).

                                             Three Months Ended
                                                  MARCH 31,
                                               1998      1997
                    Revenues                  $20,802   $21,228
                    Net income                1,158     1,060
                    Earnings per share        .15       .15
                    Earnings per share,
                    assuming dilution         .14       .13


      The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from savings which might be achieved from combined operations. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition of Savers Life and the transfer of the major medical product line had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTE 3 -- NOTES PAYABLE

      Notes payable of the Company were as follows (in thousands):


                                         Interest            March 31,          December 31,
                                           Rate                1998                 1997
Borrowings under revolving credit          9.11%{ (1)}     $20,000             $16,000
agreements
Senior subordinated convertible notes        10.00%        10,000              10,000
due 2004
                                                           $30,000             $26,000

          (1) Current weighted average rate at March 31, 1998.

      In March 1998, SMC had borrowed an additional $4,000,000 under revolving credit agreements to purchase Savers Life (SEE NOTE 2).

NOTE 4 -- NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE

      The  components  of  the  balance   sheet  caption  "Unrealized  gain  on
securities available for sale" in shareholders' equity are summarized as follows (in thousands):

                                                                   March 31,                  December 31,
                                                               1998                        1997
Fair value of securities available for sale                    $392,733                    $372,628
Amortized cost of securities available for sale                387,689                     367,427
Gross unrealized gain on securities available for sale         5,044                       5,201
Adjustments for:
   Deferred policy acquisition costs                           (1,673)                     (1,727)
   Present value of future profits                             (198)                       (209)
   Deferred federal income tax liability                       (1,056)                     (1,094)
         Net unrealized gain on securities available for sale  $2,117                      $2,171

NOTE 5 -- EARNINGS PER SHARE

  As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements. SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share are replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price was used.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTE 5 -- EARNINGS PER SHARE (CONTINUED)

  A reconciliation of the numerator and denominator of the earnings per share computation is as follows (dollars in thousands):

                                                                           Three Months Ended
                                                                                March 31,
                                                             1998                         1997
Numerator:
Net income                                                   $748                         $643
Preferred stock dividends                                    --                           42
Numerator for basic earnings per share -
Income  available  to  common  shareholders                  748                          601
Effect of dilutive securities:
Preferred stock dividends                                    --                           42
Numerator for diluted earnings per share -
Income available to common shareholders after assumed        $748                         $643
conversions

Denominator:
Denominator for basic earnings per share - weighted -average 5,322,065                    5,024,173
shares
Effect of dilutive securities:
 Stock  options                                              269,776                      105,885
 Stock  warrants                                             285,127                      185,461
 Convertible preferred stock                                 --                           393,701
     Dilutive potential common shares                        554,903                      685,047
Denominator for diluted earnings per share - adjusted
weighted-average shares and assumed conversions              5,876,968                    5,709,220

      The senior subordinated convertible notes (SEE NOTE 3) were not included in the computation of diluted earnings per share because the effect would be antidilutive.

NOTE 6 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's securities available for sale and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. During the first quarter of 1998 and 1997, total comprehensive income amounted to $576,000 and $(3,054,000).

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in financial statements. SFAS No. 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in 1998. Currently, the Company considers its life insurance operations to be its only material operating segment. The Company is in the process of defining additional business segments and developing allocation methods to assess their performance. Once the process is completed, additional disclosures will be provided in accordance with SFAS No. 131.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        ___________________

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

                                  The  following   discussion   highlights  the
material factors affecting the results of operations and the significant changes in balance sheet items of the Company on a consolidated basis for the periods listed as well as the Company's liquidable and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                  OPERATING INCOME.  The income from operations
(before net realized investment gains) was $734,000 for the first quarter of 1998, an increase of $206,000 or 39%, compared to $528,000 for the comparable period in 1997. The increase resulted primarily from increased operating earnings from domestic operations of $113,000 to $287,000 for the first quarter of 1998 compared to $174,000 for the first quarter of 1997. The increased domestic operating gains resulted primarily from decreased operating expenses and favorable mortality experience during the first quarter of 1998.

                                  PREMIUM  INCOME.   Premium income is composed
of premiums, including renewal premiums, received on ordinary life insurance policies. The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income for the first quarter of 1998 was $1,980,000, an increase of $83,000 or 4% from $1,897,000 for the first quarter of 1997.

                                  Net domestic premium deposits  received  from
the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $14,222,000 compared to $12,068,000 for the first quarter of 1998 and 1997, respectively. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $17,159,000 for the first quarter of 1998 compared to $14,230,000 for the first quarter of 1997. Annuity sales increased in 1998 due to the introduction of new competitive products and an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies and continued expansion of geographical concentration into such areas as
California. Since the Company's operating income is primarily a function of its investment spreads, persistency of annuity in force business, mortality experience, and operating expenses, a change in annuity premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in annuity premiums may affect the growth rate of total assets on which investment spreads are earned.

                                  NET INVESTMENT INCOME.  Net investment income
increased $88,000 or 1% to $7,386,000 for the first quarter of 1998 from $7,298,000 for the comparable period of 1997. The increase primarily resulted from an increase in total invested assets (amortized cost) from December 31, 1996 to March 31, 1998, which offset a decrease in the weighted average annualized yield of the Company's investment portfolio (exclusive of realized and unrealized gains and losses) to 7.53% from 7.69% for the first quarter of 1998 and 1997, respectively. As of March 31, 1998, yields available on new investments were declining.

                                  NET  REALIZED INVESTMENT GAINS.  Net realized
investment gains decreased $153,000 or 88% to $21,000 from $174,000 for the first quarter of 1998 and 1997, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized gain on the Company's securities available for sale was $5,044,000 at March 31, 1998. In the absence of decreases in interest rates, the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to
maturity.   The  change  in  market  value  of  the  Company's  fixed  maturity securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity, the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates and the Company's focus is to manage its net spread revenue.

                                  POLICY   CHARGES.   Policy   charges,   which
represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, decreased $81,000 or 6% to $1,358,000 for the first quarter of 1998 compared to $1,439,000 for the first quarter of 1997. The decrease in policy charges resulted primarily from a reduction in policy surrender charges on certain deferred annuity products in 1998 when compared to 1997.

                                  FEES   FROM  SEPARATE  ACCOUNTS.   Fees  from
separate accounts consist of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $91,000 or 19% to $562,000 for the first quarter of 1998 from $471,000 for the first quarter of 1997. The increase is due primarily to an increase in the value of assets held in separate accounts from $128,546,000 at December 31, 1996 to $165,339,000 at March 31, 1998. Net deposits from sales of unit-linked products by Standard Management International were $7,686,000 and $4,752,000 for the first quarter of 1998 and 1997, respectively. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

                                  OTHER   INCOME.    Other   income   decreased
$102,000 or 26% to $291,000 for the first quarter of 1998 compared to $393,000 for the comparable 1997 period. The decrease resulted primarily from reductions in experience rating refund adjustments related to reinsurance agreements.

                                  BENEFIT  AND  CLAIMS.   Benefits  and  claims
include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims decreased $509,000 or 21% to $1,880,000 for the first quarter of 1998 from $2,389,000 for the first quarter of 1997. The decrease in benefits and claims resulted from a reduction in net life insurance claim expense. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

                                  INTEREST   CREDITED   ON   INTEREST-SENSITIVE
ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest-sensitive annuities and other financial products was $4,219,000 for the first quarter of 1998, an increase of $325,000 or 8% from $3,894,000 for the comparable prior year period. The increase resulted primarily from the increases in annuity policy reserves from sales. At March 31, 1998, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.39% compared to 5.42% at March 31, 1997.

                                  AMORTIZATION.  Amortization expense primarily
includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $186,000 or 23% to $1,011,000 for the first quarter of 1998 from $825,000 for the first quarter of 1997. The increase in current year amortization expense resulted primarily from increased amortization of deferred policy acquisition costs as gross profits from business sold in recent years began to emerge and increased surrenders and their corresponding increase in the amortization of deferred policy acquisition costs.

                                  OTHER  OPERATING  EXPENSES.   Other operating
expenses decreased $382,000 or 19% to $1,594,000 for the first quarter of 1998 from $1,976,000 for the first quarter of 1997. The decrease in other operating expenses resulted primarily from eliminating in 1998 the additional cost to convert the operations in the Shelby Life block and a reduction in international operating expenses.

                                  INTEREST   EXPENSE   AND   FINANCING   COSTS.
Interest expense and financing costs increased $127,000 or 24% to $657,000 in the first quarter of 1998 from $530,000 in the first quarter of 1997. The increase in interest expense and financing costs during 1998 resulted from additional borrowings of $5,600,000 in June 1997 and $4,000,000 in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

                                  SMC  is  an international financial  services
holding company. The liquidity requirements of SMC are met primarily from management fees, equipment rental fees and payments for other charges and dividends and interest on Surplus Debentures received from SMC's subsidiaries as well as SMC's working capital. These are SMC's primary source of funds to pay operating expenses and meet debt service obligations. The payment of dividends and interest on Surplus Debentures and management and other fees by Standard Life Insurance Company of Indiana ("Standard Life") to SMC is subject to restrictions under the insurance laws of Indiana, Standard Life's jurisdiction of domicile. Dixie National Life Insurance Company ("Dixie National Life") is a subsidiary of Standard Life. Accordingly, any dividends paid by Dixie National Life to Standard Life may be paid to SMC only if Standard Life is entitled to pay dividends to SMC. The payment of dividends and management fees by Savers Life to SMC is subject to restrictions under the insurance laws of North Carolina, Savers Life's jurisdiction of domicile. These internal sources of liquidity have been supplemented in the past by external sources such as lines of credit and revolving credit agreements and long-term debt and equity financing in the capital markets.

                                  The  Company reported on a consolidated  GAAP
basis net cash provided by operations of $7,764,000 and $1,726,000 for the years ended December 31, 1997 and 1996, respectively. Although deposits received on the Company's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by the Company. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest-sensitive annuities and other financial products, resulted in positive cash flow of $19,649,5000 and $26,717,000 for the years ended December 31, 1997 and 1996, respectively. Cash generated on a consolidated basis is available to SMC only to the extent that it is generated at SMC level or is available to SMC through dividends, interest, management fees or other payments from subsidiaries.

                                  In  April  1993,  SMC instituted a program to
repurchase Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. SMC had repurchased 1,138,356 shares of Common Stock for $5,854,000 as of April 30, 1998. At April 30, 1998, SMC was authorized to purchase an additional 361,644 shares under this program.

                                  At  April  30,  1998, SMC had "parent company
only" cash and short-term investments of $1,933,000. These funds are available to SMC for general corporate purposes. SMC's "parent company only" operating expenses (not including interest expense) were $3,420,000 and $3,470,000 for the years ended December 31, 1997 and 1996, respectively.

                                  Pursuant to the management services agreement
with SMC, Standard Life paid SMC a monthly fee of $167,000 (annual fee of $2,000,000) during 1997 and the first quarter of 1998 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Pursuant to the management services agreement with Standard Life, Dixie National Life paid monthly payments of $83,000 (annual fee of $1,000,000) to Standard Life in 1997 and the first quarter of 1998. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi department of insurance in the event of financial hardship of Standard Life or Dixie National Life.

                                  A  management services agreement between  SMC
and Savers Life was approved by the North Carolina Department of Insurance on March 11, 1998. The management services agreement calls for the payment of $83,000 per month by Savers Life to SMC for financial and regulatory reporting, investment of assets and the production of business. SMC has agreed to receive no fee, nor shall Savers Life have an obligation to pay, unless the capital and surplus of Savers Life is $7,000,000 after the acquisition of Savers Life. In addition, as a condition of the acquisition of Savers Life, SMC entered into an agreement with the North Carolina Department of Insurance to maintain statutory capital and surplus of Savers Life of at least $6,000,000. The amount of capital and surplus of Savers Life at March 31, 1998 was $6,548,000.

                                  Pursuant to the management services agreement
with SMC, Premier Life (Luxembourg), a wholly-owned subsidiary of Standard Management International, paid SMC a management fee of $25,000 per quarter during 1997 and the first quarter of 1998 for certain management and administrative services. The agreement provides that it may be modified or terminated by either SMC or Premier Life (Luxembourg).

                                  At  April  1, 1995, SMC sold its property and
equipment to an unaffiliated leasing/financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby SMC pays a monthly rental amount of $45,000. SMC charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after
April 1, 1995. The amount of the rental income received from SMC's subsidiaries was $262,000 and $1,145,000 for the three months ended March 31, 1998 and year ended December 31, 1997, respectively.

                                  The Amended Credit  Agreement  permits SMC to
borrow up to $20,000,000 in the form of a seven-year reducing revolving loan arrangement. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 73,500 shares of Common Stock. Borrowing under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and
Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest based on the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $3,333,000 begin in March 2000 and conclude in March 2005. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for SMC and certain investment and indebtedness limitations. At March 31, 1998, SMC was in compliance with all restrictions and covenants in the Amended Credit Agreement. At March 31, 1998, SMC had borrowed $20,000,000 under the Amended Credit Agreement at a weighted average interest rate of 9.11%.

                                  In  connection with the acquisition of Shelby
Life, the Company borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003. At June 30, 1997, this subordinated convertible debt agreement was amended at the principal amount of $4,372,000 which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, the Company borrowed an additional $5,628,000 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400,000, redemption of Class S Preferred Stock of approximately $1,840,000 and the balance for other general corporate purposes. The Notes are convertible at any time at the option of the noteholder into Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of the Company commencing on July 1, 2000 at redemption prices equal to 102% of the principal amount (plus accrued interest) and declining to 101% of the principal amount (plus accrued interest). The Notes may be prepaid prior to July 1, 2000 at a redemption price equal to 101% of the principal amount (plus accrued interest) under certain limited circumstances. The subordinated convertible debt agreements contain terms and financial covenants substantially similar to those in the Amended Credit Agreement.

                                  Assuming the  current level of debt under the
Amended Credit Agreement and current interest rates at March 31, 1998 (weighted average rate of 9.11%) SMC annual debt service in 1998 would be approximately $2,700,000 in interest paid. In addition, the Company has 1998 obligations under a capital lease of $151,000.

                                  From  the  funds  borrowed by SMC pursuant to
the Amended Credit Agreement and the subordinated convertible debt agreements, $13,000,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement (a "Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate (8.5% at March 31, 1998) plus 2% per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. SMC currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the March 31, 1998 interest rate of 10.5% continues in 1998, SMC will receive interest income of $1,365,000 from its Surplus Debenture receivable for 1998.

                                  Dividends  from  Standard  Life  to  SMC  are
limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Also, regulatory approval is required when dividends to be paid exceed unassigned statutory surplus. For the year ended December 31, 1997, Standard Life reported statutory net gain from operations before realized capital gains of $2,374,000 and statutory surplus of $25,923,000, which includes unassigned surplus of $1,693,000. Standard Life paid dividends of $1,600,000 in 1997. During 1998, Standard Life can pay dividends of approximately $2,500,000 without regulatory approval.

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

                                  SMC anticipates the available  cash  from its
existing working capital, plus anticipated 1998 dividends, management fees, rental income and interest payments on its Surplus Debenture receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 1998.

                                  SMC  has a note receivable of $2,858,000 from
an affiliate and a note payable of $2,858,000 to a different affiliate. This note receivable and note payable are eliminated in the consolidated financial statements.

                                  U.S.  INSURANCE  OPERATIONS.   The  principal
liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and Surplus Debenture payments to SMC and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of annuity products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best Company, Inc. ("A.M. Best") rating (currently rated "B+") and events in the industry that affect policyholders' confidence.

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

                                  Changes  in  interest rates  may  affect  the
incidence of policy surrenders and other withdrawals. In addition to the potential effect on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect earnings if the Company were required to sell investments at reduced values to meet liquidity demands. The Company manages the asset and liability portfolios in order to minimize the adverse earnings effect of changing market interest rates. The Company seeks assets that have duration characteristics similar to the liabilities that they support. The Company also prepares cash flow projections and performs cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. The Company's U.S. insurance subsidiaries currently expect available liquidity sources and future cash flows to be adequate to meet the demand for funds.

                                  Statutory  surplus  is  computed according to
rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the Indiana Department of Insurance, or the states in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: (i) acquisition costs (primarily commissions and policy issue costs) and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus ("surplus strain") in the year written for many insurance products. The Company designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, the Company controls the amount of net new premiums written to manage the effect of such surplus strain. The Company's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, the Company's U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales, infusions by the Company with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, the Company believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

                                  Commencing January  1,  1995,  Standard  Life
began to reinsure a portion of its annuity business. This reinsurance agreement has allowed the Company to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If the Company's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit the Company from writing new business in Florida. Standard Life's largest annuity reinsurer at March 31, 1998, Winterthur, is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995, approximately 70% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996 to reflect the reduced need for additional capital and increase current earnings potential. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. In addition, Standard Life's ability to retain business was further increased by the capital contribution of $2,400,000 in the second quarter of 1997. Winterthur limits dividends and other transfers by Standard Life to SMC in certain circumstances.

                                  Management  believes  that  operational  cash
flow of Standard Life will be sufficient to meet its anticipated needs for 1998. As of March 31, 1998, Standard Life had statutory capital and surplus for regulatory purposes of $26,630,000 compared to $25,923,000 at December 31, 1997. Standard Life produced statutory net gain from operations of $388,000 and $2,374,000 for the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. SMC contributed $2,400,000 to Standard Life in the second quarter of 1997 to facilitate growth in new premiums written. As the life insurance and annuity business produced by Standard Life and Dixie National Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by SMC. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $19,588,000 and $17,921,000 for the years ended December 31, 1997 and December 31, 1996, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

                                  State insurance regulatory authorities impose
minimum risk-based capital ("RBC") requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio (the "RBC Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC Ratio for Standard Life and Dixie National Life were in excess of 400% of the minimum RBC requirements and Savers Life was in excess of 300%; accordingly, the subsidiaries meet the RBC requirements.

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

                                  SMC's acquisition of Savers Life at March 12,
1998 is anticipated to have a positive effect on SMC's liquidity and cash flows. SMC anticipates that existing working capital, unused proceeds from borrowings under the Amended Credit Agreement and management fees by Savers Life will be adequate to cover debt service on the additional borrowings under the Amended Credit Agreement through 1998.

                                  INTERNATIONAL  OPERATIONS.   The consolidated
balance sheet of the Company at March 31, 1998, includes a $1,041,000 credit representing the negative goodwill on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to the Company statements of operations.

                                  Standard  Management International  dividends
are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 1997 due to accumulated losses. Premier Life (Bermuda) did not pay dividends in 1997. SMC does not anticipate any dividends from these companies in 1998.

                                  Due  to  the  nature  of unit-linked products
issued by Standard Management International, which represent over 90% of Standard Management International portfolio's assets, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where Standard Management International makes investment decisions with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short-term investments and fixed maturity securities. These short-term investments and fixed maturity securities are normally bought and/or disposed of only on the advice of independent consulting actuaries who perform an annual analysis comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material mismatches are then covered by adjusting the securities in the investment portfolio as appropriate.

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

                                  FOREIGN  CURRENCY  RISK.  Standard Management
International policyholders invest in assets denominated in a wide range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives. Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by Standard Management International and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg) shareholders' equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge its translation risk because its shareholders' equity will remain in Luxembourg francs for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated.

                                  UNCERTAINTIES  REGARDING  INTANGIBLE  ASSETS.
Included in the Company's financial statements as of March 31, 1998 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by the Company's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the March 31, 1998 consolidated balance sheet aggregated $54,457,000 or 7% of the Company's assets. The Company has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in the Company's consolidated financial statements. The Company has determined that the assumptions utilized in the initial valuation of these assets are consistent with the operations of the Company as of March 31, 1998.

                                  REGULATORY      ENVIRONMENT.       Currently,
prescribed or permitted statutory accounting principles ("SAP") may vary between states and between companies. The NAIC is in the process of codifying SAP to promote standardization of methods utilized throughout the industry. Completion of this project might result in changes in statutory accounting practices for the Company's insurance subsidiaries; however, it is not expected that such changes would materially affect the Company's insurance subsidiaries' statutory capital requirements.

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

                                  SAFE  HARBOR  PROVISIONS.   All   statements,
trend analyses, and other information contained in this Quarterly Report on Form 10-Q or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan,""estimate,""expect,""intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) general economic conditions and other factors, including prevailing interest rate levels, stock market performance and health care inflation, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives;
(3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, usage of health care services and other factors which may affect the profitability of the Company's insurance products;
(5) changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of the Company's products; (7) regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting the Company's supplemental health insurance products; (8) the availability and terms of future acquisitions; and (9) the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        ___________________

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                                  At   the   Company's   Special   Meeting   of
Stockholders held on March 3, 1998, the following proposal was approved:

                                                                    Shares                Shares
                                           Shares For               Against             Abstaining
Approve the issuance of Common Stock in
connection with the acquisition by SMC of
Savers Life Insurance Company               2,844,250               126,294               6,658

      A total of 2,977,202 shares were present in person or by proxy at the Special Meeting of Stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

      Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission") for information only and not filed.

(b)  REPORTS ON FORM 8-K

      A report on Form 8-K dated March 25, 1998, was filed with the Commission to report under Items 2 and 7 the acquisition of Savers Life effective March 12, 1998.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        ___________________

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 1998


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