Form 10-Q
period 1998-06-30
STANDARD MANAGEMENT CORP
filed 1998-08-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[*]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [*] No [ ]

As of August 1, 1998, the Registrant had 7,227,158 shares of Common Stock outstanding.

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                    PAGE NUMBER

Part I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Balance Sheets --
           June 30, 1998  (Unaudited) and December  31, 1997 (Audited)     3

           Consolidated Statements of Income --
           For the Three and Six Months Ended June 30, 1998 and 1997
           (Unaudited)                                                     4

           Consolidated Statements of Shareholders' Equity --
           For  the  Six  Months  Ended  June  30,  1998  and  1997
           (Unaudited)                                                     5

           Consolidated Statements of Cash Flows --
           For  the  Six  Months  Ended  June  30,  1998  and  1997
           (Unaudited)                                                     6

           Notes to Consolidated Financial Statements (Unaudited)        7 - 11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                     12 - 21

Part II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K                               22

           SIGNATURES                                                     23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                         JUNE 30,                    DECEMBER 31,
                                                                                                 1998                         1997
                                                                                        (UNAUDITED)                    (AUDITED)
                                   ASSETS
Investments:
    Securities available for sale:
          Fixed maturity securities, at fair value (amortized cost: $416,874 in 1998
            and $367,372 in 1997)                                                            $424,609                     $372,576
          Equity securities, at fair value (cost: $2,745 in 1998 and $55 in 1997)               2,759                           52
   Mortgage loans on real estate                                                                7,427                          375
   Policy loans                                                                                 9,213                        9,495
   Real estate                                                                                  4,763                        2,163
   Other invested assets                                                                          775                          779
   Short-term investments                                                                      24,760                       13,342
            Total investments                                                                 474,306                      398,782
Cash                                                                                            7,326                        4,165
Accrued investment income                                                                       7,262                        6,512
Amounts due and recoverable from reinsurers                                                    63,593                       61,596
Deferred policy acquisition costs                                                              24,543                       21,435
Present value of future profits                                                                26,937                       20,537
Excess of acquisition cost over net assets acquired                                             4,885                        2,445
Federal income tax recoverable                                                                    259                        1,854
Other assets                                                                                    4,889                        3,602
Assets held in separate accounts                                                              181,034                      148,064
            Total assets                                                                     $795,034                     $668,992
                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Insurance policy liabilities                                                              $509,370                     $439,390
   Accounts payable and accrued expenses                                                        5,870                        6,208
   Obligations under capital lease                                                                 --                          141
   Notes payable                                                                               30,000                       26,000
   Deferred federal income taxes                                                                6,634                        4,488
   Excess of net assets acquired over acquisition cost                                            694                        1,388
   Liabilities related to separate accounts                                                   181,034                      148,064
            Total liabilities                                                                 733,602                      625,679
Series  A  Convertible Redeemable Preferred Stock, par value $100 per share;
      Authorized 130,000; none issued and outstanding                                              --                           --
Shareholders' Equity:
   Preferred Stock, no par value:
          Authorized 870,000 shares; none issued and outstanding                                   --                           --
   Common Stock, no par value:
          Authorized 20,000,000 shares; issued 8,105,860 in 1998 and 5,752,499 in              55,938                   40,646
1997
   Treasury stock, at cost, 859,802 shares in 1998 and 876,009 shares in 1997                 (4,571)           (4,572)
(deduction)
   Accumulated other comprehensive income:
          Unrealized gain on securities available for sale                                      3,359                        2,171
          Foreign currency translation adjustment                                               (829)                        (473)
   Retained earnings                                                                            7,535                        5,541
            Total shareholders' equity                                                         61,432                       43,313
Total liabilities and shareholders' equity                                                   $795,034                     $668,992

See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 JUNE 30,                                JUNE 30,
                                                    1998                  1997                1998              1997
Revenues:
   Premium income - life                            $1,928                $1,665              $3,908            $3,562
     Premium income - health                        5,992                   --                5,992               --

   Net investment income                            8,463                 7,147               15,849            14,346
   Net realized investment gains                    25                    32                  46                206
   Policy charges                                   1,794                 1,344               3,152             2,783
   Amortization of excess of net assets acquired
over                                                347                   347                 694               694
          acquisition cost
   Fees from separate accounts                      590                   367                 1,152             838
   Other income                                     1,167                 390                 1,458             881
          Total revenue                             20,306                11,292              32,251            23,310
Benefits and expenses:
   Benefits and claims - life                       2,065                 1,979               3,946             4,368
     Benefits and claims - health                   4,821                  --                 4,821              --

   Interest credited on interest-sensitive
annuities and other                                 4,646                 4,172               8,865             8,166
          financial products
   Salaries and wages                               1,702                 1,453               3,140             2,904
   Amortization                                     1,213                 752                 2,224             1,577
   Other operating expenses                         2,139                 1,441               3,732             3,317
     Commission expense - health                    784                    --                 784                --

   Interest expense and financing costs             772                   548                 1,429             1,078
          Total benefits and expenses               18,142                10,345              28,941            21,410
Income before federal income taxes and preferred
stock dividends                                     2,164                 947                 3,310             1,900
Federal income tax expense                          871                   265                 1,269             575
Net income                                          1,293                 682                 2,041             1,325
Preferred stock dividends                            --                   41                   --               83
Earnings available to common shareholders           $1,293                $641                $2,041            $1,242
Earnings per share:
   Net income                                       $.18                  $.13                $.33              $.25
    Preferred stock dividends                        --                    .01                  --               .01
   Earnings available to common shareholders        $.18                  $.12                $.33              $.24
Earnings per share - assuming dilution:
   Net income                                       $.16                  $.12                $.30              $.23
   Preferred stock dividends                         --                     --                  --                --
   Earnings available to common shareholders        $.16                  $.12                $.30              $.23

See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                                                       Accumulated
                                                                                                          Other
                                                                    Common           Treasury         Comprehensive       Retained
                                                    Total            Stock             Stock             Income           Earnings
Balance at January 1, 1997                      $39,919           $40,481           $(3,528)         $(55)               $3,021
Comprehensive income, net of tax:
  Net income                                    1,325                                                                    1,325
  Other comprehensive income:
          Change in unrealized gain (loss) on
          securities                            (89)                                                 (89)
            available for sale, net
          Change in foreign currency            (692)                                                (692)
          translation adjustment
            Other comprehensive income          (781)
              Comprehensive income              544
   Treasury stock acquired                      (132)                               (132)
   Preferred stock dividend                     (83)                                                                     (83)
Balance at June 30, 1997                        $40,248           $40,481           $(3,660)         $(836)              $4,263
Balance at January 1, 1998                      $43,313           $40,646           $(4,572)         $1,698              $5,541
Comprehensive income, net of tax:
   Net income                                   2,041                                                                    2,041
   Other comprehensive income
          Change in unrealized gain (loss) on
          securities                            1,188                                                1,188
            available for sale, net
          Change in foreign currency            (356)                                                (356)
          translation adjustment
            Other comprehensive income          832
              Comprehensive income              2,873
   Issuance of Common Stock for Savers Life     15,024            15,024
   acquisition
   Issuance of Common Stock warrants            30                30
   Issuance of Common Stock in connection with
          exercise of stock warrants            233                      234                                             (1)
   Treasury stock acquired                      (50)                                (50)
   Conversion of preferred stock into           4                 4
   Common Stock
   Reissuance of treasury stock in connection
   with                                         5                                    51                                   (46)
          exercise of stock options
Balance at June 30, 1998                        $61,432           $55,938           $(4,571)         $2,530              $7,535



See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                           1998                               1997
OPERATING ACTIVITIES
Net income                                                                               $2,041                             $1,325
Adjustments to reconcile net income to net cash provided by
operating activities:
   Amortization of deferred policy acquisition costs                                      1,217                                469
   Policy acquisition costs deferred                                                    (5,169)                            (3,598)
   Deferred federal income taxes                                                          1,274                                270
   Depreciation and amortization                                                            603                                728
   Insurance policy liabilities                                                           2,673                              5,539
   Net realized investment gains                                                           (46)                              (206)
   Accrued investment income                                                               (534)                             (327)
   Other                                                                                  3,614                                190
          Net cash provided by operating activities                                       5,673                              4,390
FINANCING ACTIVITIES
Borrowings, net of debt issuance costs of $86 in 1998 and $-- in 1997                     3,914                              5,628
Repayments on long term debt and obligations under capital lease                          (153)                              (265)
Premiums received on interest-sensitive annuities and other financial
products                                                                                 30,082                             25,127
   credited to policyholder account balances, net of premiums ceded
Return of policyholder account balances on interest-sensitive annuities
and other                                                                              (21,661)                           (17,317)
   financial products, net of premiums ceded
Redemption of redeemable preferred stock                                                   --                                 (15)
Reissuance of treasury stock in connection with exercise of stock options                  233                                  4
and warrants
Purchase of Common Stock for treasury                                                      (50)                              (136)
          Net cash provided by financing activities                                      12,365                             13,026
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases                                                                          (138,942)                           (90,762)
   Sales                                                                                 85,105                             70,702
   Maturities, calls and redemptions                                                     12,230                             16,241
Short-term investments, net                                                              31,326                            (9,965)
Other investments, net                                                                  (2,427)                              1,078
Purchase of Savers Life Insurance Company, less cash acquired of $518                   (2,169)                                 --
          Net cash used by investing activities                                        (14,877)                           (12,706)
Net increase in cash                                                                      3,161                              4,710
Cash at beginning of period                                                               4,165                              5,113
Cash at end of period                                                                    $7,326                             $9,823


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

      The acquisition of Savers Life was accounted for using the purchase method of accounting and the consolidated financial statements include the results of Savers Life from the date of acquisition. Under purchase accounting, SMC allocated the total purchase price of Savers Life to the
assets  and  liabilities  acquired,  based   on   a  preliminary
determination of their values and recorded the excess of total purchase price over net assets acquired as goodwill. SMC may adjust this allocation when a final determination of fair values is made. Any adjustment is not expected to be material.

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

                                              Six Months Ended
                                                  JUNE 30,
                                               1998      1997
          Revenues                           $41,108   $40,811
          Net income                           2,460     1,668
          Earnings per share                     .29       .23
          Earnings per share, assuming dilution  .27       .21


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

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTE 3 -- NOTES PAYABLE

      Notes payable of the Company were as follows (in thousands):


                                         Interest            June 30,           December 31,
                                           Rate                1998                 1997
Borrowings under revolving credit          9.24%{ (1)}     $20,000             $16,000
agreements
Senior subordinated convertible notes      10.00%           10,000              10,000
due 2004
                                                           $30,000             $26,000

          (1) Current weighted average rate at June 30, 1998.

      In March 1998, SMC had borrowed an additional $4,000,000 under revolving credit agreements to purchase Savers Life.

NOTE 4 -- NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE

      The  components  of  the  balance  sheet  caption  "Unrealized  gain   on
securities available for sale" in shareholders' equity are summarized as follows (in thousands):

                                                                   June 30,                   December 31,
                                                               1998                        1997
Fair value of securities available for sale                    $427,368                    $372,628
Amortized cost of securities available for sale                419,619                     367,427
         Gross unrealized gain on securities available for     7,749                       5,201
sale
Adjustments for:
   Deferred policy acquisition costs                           (2,402)                     (1,727)
   Present value of future profits                             (388)                       (209)
   Deferred federal income tax liability                       (1,600)                     (1,094)
         Net unrealized gain on securities available for sale  $3,359                      $2,171

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

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTE 5 -- EARNINGS PER SHARE (CONTINUED)

  A reconciliation of the numerator and denominator of the earnings per share computation is as follows (dollars in thousands):

                                                                            Six Months Ended
                                                                                June 30,
                                                             1998                         1997
Numerator:
Net income                                                   $2,041                       $1,325
Preferred stock dividends                                     --                          83
Numerator for basic earnings per share -
 Income  available  to  common  shareholders                 2,041                        1,242
Effect of dilutive securities:
Preferred stock dividends                                     --                          83
     Interest on  subordinated  convertible debt             500                          --

Numerator for diluted earnings per share -
 Income  available  to  common  shareholders  after  assumed $2,541                       $1,325
conversions

Denominator:
Denominator for basic earnings per share - weighted -average 6,229,581                    5,019,136
shares
Effect of dilutive securities:
 Stock options                                               297,561                       90,054
 Stock warrants                                              252,562                      177,516
 Convertible preferred stock                                  --                          393,701
     Subordinated convertible debt                           1,740,038                       --

           Dilutive potential common shares                  2,290,161                    661,271
Denominator  for  diluted  earnings  per  share  -  adjusted
weighted -average                                            8,519,742                    5,680,407
shares and assumed conversions

      The senior subordinated convertible notes were not included in the computation of diluted earnings per share because the effect would be antidilutive.



NOTE 6 -- REDEEMABLE PREFERRED STOCK

      The Board of Directors has authorized the issuance of up to 130,000 shares of preferred stock designated as Series A Convertible Redeemable Preferred Stock, $100 par value per share. The Series A Preferred Stock is redeemable on July 1, 2005, has a 7 3/4 % annual dividend payable on a quarterly basis, and is convertible into 11.7647 shares of SMC common stock for each Series A Preferred Stock share (convertible into SMC common stock based on a conversion price of $8.50 for each SMC common stock share). SMC may voluntarily redeem the Series A Preferred Stock after July 1, 1999 and it may redeem the Series A Preferred Stock prior to July 1, 1999 under certain limited circumstances. During July, 1998, SMC issued 37,300 shares of the Series A Preferred Stock receiving gross proceeds of $3,730,000.
SMC, during July, 1998, used $3,000,000 of these proceeds to pay down $3,000,000 on its $20,000,000 Amended Revolving Line of Credit Agreement.













NOTE 7 -- DISPOSAL OF MEDICARE SUPPLEMENT BUSINESS.

      The Company has accepted a non-binding letter of intent to sell Savers Life's Medicare supplement business, which represents substantially all of the Company's health business. The proposed sale would be effective July 1, 1998 and is subject to executing definitive agreements, the approval of the Company's and purchaser's Board of Directors and regulatory approvals. The consumation of this transaction would result in the Company exiting from Medicare supplement business it acquired with the Savers Life acquisition.



NOTE 8 -- PENDING ACQUISITION

      The Company has entered into a Stock Purchase Agreement dated as of June 4, 1998, as amended, to purchase Midwestern National Life Insurance Company of Ohio ("Midwestern National Life"). The Company will pay approximately $15,011,000 plus acquisition costs for Midwestern National Life. Midwestern National Life reported total revenues of $11,759,000 and a net loss of $240,000 for the ten months ended December 31, 1997 and it reported total assets of $133,384,000 at December 31, 1997. For the six months ended June 30, 1998, Midwestern National Life reported total revenues of $4,123,000 and a net loss of $1,426,000 and it reported total assets of $125,467,000 at June 30, 1998. The proposed acquisition is subject to normal closing conditions including SMC and seller shareholder approval and approval by applicable regulatory authorities.



NOTE 9 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                  OPERATING INCOME.  The income from operations
(before net realized investment gains) was $1,277,000 for the second quarter of 1998, an increase of $616,000 or 93%, compared to $661,000 for the comparable period in 1997. The increase resulted primarily from increased operating earnings from domestic operations of $775,000 compared to $192,000 for the second quarter of 1998 and 1997 respectively. The increased domestic operating gains resulted primarily from increased spread revenues and from favorable mortality experience during the second quarter of 1998 and the inclusion of Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  PREMIUM   INCOME.    Premium  income-life  is
composed of premiums, including renewal premiums, received on ordinary life insurance policies. The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income-life for the second quarter of 1998 was $1,928,000 an increase of $263,000 or 16% from $1,665,000 for the second quarter of 1997. Premium income-health of $5,992,000 for the second quarter of 1998 is premium received on Medicare supplement insurance obtained as part of the Savers Life acquisition. This premium income is included in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  Net  domestic  premium deposits received from
the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $15,860,000 compared to $13,553,000 for the second quarter of 1998 and 1997, respectively. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $17,524,000 for the second quarter of 1998 compared to $16,098,000 for the second quarter of 1997. Annuity sales increased in 1998 due to the introduction of new competitive products and an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies and continued expansion of geographical concentration into such areas as California. Since the Company's operating income is primarily a function of its investment spreads, persistency of annuity in force business, mortality experience, and operating expenses, a change in annuity premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in annuity premiums may affect the growth rate of total assets on which investment spreads are earned.

                                  NET INVESTMENT INCOME.  Net investment income
increased $1,316,000 or 18% to $8,463,000 for the second quarter of 1998 from $7,147,000 for the comparable period of 1997. The increase primarily resulted from an increase in total invested assets (amortized cost) from December 31, 1996 to June 30, 1998, of $94,582,000 or 25%. This increase included $67,800,000 from the Savers Life acquisition. The weighted average annualized yield of the Company's investment portfolio (exclusive of realized and unrealized gains and losses) was 7.49% for the second quarter of 1998 and 1997, respectively. As of June 30, 1998, yields available on new investments were declining.

                                  NET  REALIZED INVESTMENT GAINS.  Net realized
investment gains decreased $7,000 or 22% to $25,000 from $32,000 for the second quarter of 1998 and 1997, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized gain on the Company's securities available for sale was $7,749,000 at June 30, 1998. In the absence of decreases in interest rates, the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity, the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates, and the Company's focus is to manage its net spread revenue.

                                  POLICY   CHARGES.    Policy   charges,  which
represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $450,000 or 33% to $1,794,000 for the second quarter of 1998 compared to $1,344,000 for the second quarter of 1997. The increase in policy charges resulted primarily from an increase in policy surrender charges on certain deferred annuity products in 1998 when compared to 1997 and from the inclusion of Savers Life in the results of operations from March 12, 1998, the acquisition date of Savers Life.

                                  FEES   FROM  SEPARATE  ACCOUNTS.   Fees  from
separate accounts consist of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $223,000 or 61% to $590,000 for the second quarter of 1998 from $367,000 for the second quarter of 1997. The increase is due primarily to an increase in the value of assets held in separate accounts from $128,546,000 at December 31, 1996 to $181,034,000 at June 30, 1998. Net deposits from sales of unit-linked products by Standard Management International were $12,379,000 and $2,325,000 for the second quarter of 1998 and 1997, respectively. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

                                  OTHER   INCOME.    Other   income   increased
$777,000 or 199% to $1,167,000 for the second quarter of 1998 compared to $390,000 for the comparable 1997 period. The increase primarily resulted from the inclusion of Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  BENEFIT AND CLAIMS.  Benefits and claims-life
include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims-life increased $86,000 or 4% to $2,065,000 for the second quarter of 1998 from $1,979,000 for the second quarter of 1997. Benefits and claims-health of $4,821,000 for the second quarter of 1998 are benefits and claims incurred on Medicare supplement insurance obtained as part of the Savers Life acquisition. These benefits and claims are included in the Company's operating results from March 12, 1998, the acquisition date of Savers Life. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

                                  INTEREST   CREDITED   ON   INTEREST-SENSITIVE
ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest-sensitive annuities and other financial products was $4,646,000 for the second quarter of 1998, an increase of $474,000 or 11% from $4,172,000 for the comparable prior year period. The increase resulted from the inclusion of Savers Life interest credited in the Company's operating results from March 12, 1998, the acquisition date of Savers Life. At June 30, 1998, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.45% compared to 5.54% at June 30, 1997.

                                  AMORTIZATION.  Amortization expense primarily
includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $461,000 or 61% to $1,213,000 for the second quarter of 1998 from $752,000 for the second quarter of 1997. The increase in current year amortization expense resulted primarily from increased amortization of deferred policy acquisition costs as gross profits from business sold in recent years began to emerge, and increased surrenders and a corresponding increase in the amortization of deferred policy acquisition costs. The current year increase in amortization expense also includes $195,000 of such expense from including Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  OTHER  OPERATING  EXPENSES.   Other operating
expenses increased $698,000 or 48% to $2,139,000 for the second quarter of 1998 from $1,441,000 for the second quarter of 1997. The increase in other operating expenses resulted primarily from including Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  COMMISSION  EXPENSE   -  HEALTH.   Commission
expense - health of $784,000 for the second quarter of 1998 is commission expense on Medicare supplement insurance obtained as part of the Savers Life acquisition. This commission expense is included in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  INTEREST   EXPENSE   AND   FINANCING   COSTS.
Interest expense and financing costs increased $224,000 or 41% to $772,000 in the second quarter of 1998 from $548,000 in the second quarter of 1997. The increase in interest expense and financing costs during 1998 resulted from additional borrowings of $5,600,000 in June 1997 and $4,000,000 in March 1998.




SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  OPERATING INCOME.  The income from operations
(before net realized investment gains) was $2,011,000 in the first six months of 1998, an increase of $822,000 or 69%, compared to $1,189,000 for the comparable period in 1997. The increase resulted primarily from increased operating earnings from domestic operations of $696,000 to $1,062,000 for the first six months of 1998 compared to $366,000 for the first six months of 1997. The increased domestic operating gains resulted primarily from increased spread revenues and from favorable mortality experience during the first six months of 1998 and the inclusion of Savers Life in the Company's operations results from March 12, 1998, the acquisition date of Savers Life.

                                  PREMIUM   INCOME.    Premium  income-life  is
composed of premiums, including renewal premiums, received on ordinary life insurance policies. The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income-life for the first six months of 1998 was $3,908,000, an increase of $346,000 or 10% from $3,562,000 for the first six months of 1997. Premium income-health of $5,992,000 for the first six months of 1998 is premiums received on Medicare supplement insurance obtained as part of the Savers Life acquisition. This premium income is included in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  Net  domestic premium deposits received  from
the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $30,082,000 compared to $26,355,000 for the first six months of 1998 and 1997, respectively. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $34,684,000 for the six months ended June 30, 1998 compared to $31,061,000 for the six months ended June 30, 1997. Annuity sales increased in 1998 due to the introduction of new competitive products and an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies and continued expansion of geographical concentration into such areas as California. Since the Company's operating income is primarily a function of its investment spreads, persistency of annuity in force business, mortality experience, and operating expenses, a change in annuity premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in annuity premiums may affect the growth rate of total assets on which investment spreads are earned.

                                  NET INVESTMENT INCOME.  Net investment income
increased $1,503,000 or 10% to $15,849,000 for the first six months of 1998 from $14,346,000 for the comparable period of 1997. The increase primarily resulted from an increase in total invested assets (amortized cost) from December 31, 1996 to June 30, 1998 of $94,582,000 or 25%. This increase included $67,800,000 from the Savers Life acquisition. The weighted average annualized yield of the Company's investment portfolio (exclusive of realized and unrealized gains and losses) was 7.49% for the first six months of 1998 and 1997, respectively. As of June 30, 1998, yields available on new investments were declining.

                                  NET REALIZED INVESTMENT  GAINS.  Net realized
investment gains decreased $160,000 or 78% to $46,000 from $206,000 for the first six months of 1998 and 1997, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized gain on the Company's securities available for sale was $7,749,000 at June 30, 1998. In the absence of decreases in interest rates, the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity, the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates and the Company's focus is to manage its net spread revenue.

                                  POLICY   CHARGES.    Policy   charges,  which
represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $369,000 or 13% to $3,152,000 for the six months ended June 30, 1998 compared to $2,783,000 for the six months ended June 30, 1997. The increase in policy charges resulted from an increase in policy surrender charges on certain deferred annuity products in 1998 when compared to 1997 and from the inclusion of Savers Life in the Company's results of operations from March 12, 1998, the acquisition date of Savers Life.

                                  FEES  FROM   SEPARATE  ACCOUNTS.   Fees  from
separate accounts consist of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $314,000 or 37% to $1,152,000 for the first six months of 1998 from $838,000 for the first six months of 1997. The increase is due primarily to an increase in the value of assets held in separate accounts from $128,546,000 at December 31, 1996 to $181,034,000 at June 30, 1998. Net deposits from sales of unit-linked products by Standard Management International were $20,065,000 and $7,077,000 for the six months ended June 30, 1998 and 1997, respectively. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

                                  OTHER INCOME.  Other income increased 577,000
or 65% to $1,458,000 for the first six months of 1998 compared to $881,000 for the comparable 1997 period. The increase primarily resulted from the inclusion of Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  BENEFIT AND CLAIMS.  Benefits and claims-life
include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims-life decreased $422,000 or 10% to $3,946,000 for the first six months of 1998 from $4,368,000 for the first six months of 1997. The decrease in benefits and claims-life resulted from a reduction in net life insurance claim expense. Benefits and claims-health of $4,821,000 for the six months ended June 30, 1998 are benefits and claims incurred on Medicare supplement insurance obtained as part of the Savers Life acquisition. These benefits and claims are included in the Company's operating results from March 12, 1998, the acquisition date of Savers Life. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

INTEREST  CREDITED    ON   INTEREST-SENSITIVE  ANNUITIES  AND  OTHER  FINANCIAL
PRODUCTS. Interest credited on interest-sensitive annuities and other financial products was $8,865,000 for the first six months of 1998, an increase of $699,000 or 9% from $8,166,000 for the comparable prior year period. The increase resulted from the inclusion of Savers Life interest credited in the Company's operating results from March 12, 1998 the acquisition date of Savers Life. At June 30, 1998, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.45% compared to 5.54% at June 30, 1997.

                                  AMORTIZATION.  Amortization expense primarily
includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $647,000 or 41% to $2,224,000 for the first six months of 1998 from $1,577,000 for the first six months of 1997. The increase in current year amortization expense resulted primarily from increased amortization of deferred policy acquisition costs as gross profits from business sold in recent years began to emerge, and increased surrenders and a corresponding increase in the amortization of deferred policy acquisition costs. The current year increase in amortization expense also includes $195,000 of such expense from including Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  OTHER  OPERATING  EXPENSES.  Other  operating
expenses increased $415,000 or 13% to $3,732,000 for the first six months of 1998 from $3,317,000 for the first six months of 1997. The increase in other operating expenses resulted primarily from including Savers Life operating expenses in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  COMMISSION  EXPENSE  -  HEALTH.    Commission
expense - health of $784,000 for the six months ended June 30, 1998 is commission expense on Medicare supplement insurance obtained as part of the Savers Life acquisition. This commission expense is included in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  INTEREST   EXPENSE   AND   FINANCING   COSTS.
Interest expense and financing costs increased $351,000 or 33% to $1,429,000 in the six months ended June 30, 1998 from $1,078,000 in the six months ended June 30, 1997. The increase in interest expense and financing costs during 1998 resulted from additional borrowings of $5,600,000 in June 1997 and $4,000,000 in March 1998.

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

                                  The  Company  reported on a consolidated GAAP
basis net cash provided by operations of $7,764,000 and $1,726,000 for the years ended December 31, 1997 and 1996, respectively. Although deposits received on the Company's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by the Company. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest-sensitive annuities and other financial products, resulted in positive cash flow of $19,649,500 and $26,717,000 for the years ended December 31, 1997 and 1996, respectively. Cash generated on a consolidated basis is available to SMC only to the extent that it is generated at SMC level or is available to SMC through dividends, interest, management fees or other payments from subsidiaries.

                                  In  April  1993,  SMC instituted a program to
repurchase Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. SMC had repurchased 1,160,256 shares of Common Stock for $6,019,661 as of July 31, 1998. At July 31, 1998, SMC was authorized to purchase an additional 339,744 shares under this program.



                                  At July 31, 1998, SMC had "parent  company
 only" cash and short-term investments of $500,000.   In addition, SMC had
 $3,000,000 available for draw down at July 31, 1998 on its $20,000,000 Amended Revolving Line of Credit Agreement. These funds are available to SMC for general corporate purposes. During July, 1998, SMC received gross proceeds of $3,730,000 from the sale of 37,300 shares of Series A
 Convertible Redeemable Preferred Stock.   SMC,  during  July,  1998, used
 $3,000,000 of these proceeds  to  pay  down  $3,000,000  on its $20,000,000
 Amended Revolving Line of Credit Agreement.   SMC's  "parent  company  only"
operating expenses (not including interest expense) were $3,420,000 and $3,470,000 for the years ended December 31, 1997 and 1996, respectively.

                                  Pursuant to the management  services
agreement with SMC, Standard Life paid SMC a monthly fee of $167,000 (annual fee of $2,000,000) during 1997 and the first six months of 1998 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Pursuant to the management services agreement with Standard Life, Dixie National Life paid monthly payments of $83,000 (annual fee of $1,000,000) to Standard Life in 1997 and the first six months of 1998. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie National Life.

                                  A management services agreement between SMC
and Savers Life was approved by the North Carolina Department of Insurance on March 11, 1998. The management services agreement calls for the payment of $83,000 per month by Savers Life to SMC for financial and regulatory reporting, investment of assets and the production of business. SMC has agreed to receive no fee, nor shall Savers Life have an obligation to pay such fee, unless the capital and surplus of Savers Life is greater than $7,000,000 after the acquisition of Savers Life. In addition, as a condition of the acquisition of Savers Life, SMC entered into an agreement with the North Carolina Department of Insurance to maintain statutory capital and surplus of Savers Life of at least
$6,000,000. The amount of capital and surplus of Savers Life at June 30, 1998 was $6,824,000.

                                  Pursuant to the management services
agreement with SMC, Premier Life (Luxembourg), a wholly-owned subsidiary of Standard Management International, paid SMC a management fee of $25,000 per quarter during 1997 and the first six months of 1998 for certain management and administrative services. The agreement provides that it may be modified or terminated by either SMC or Premier Life (Luxembourg).

                                  At April 1, 1995, SMC sold its property and
equipment to an unaffiliated leasing/financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby SMC pays a monthly rental amount of $45,000. During the second quarter of 1998, the lease was terminated and the property and equipment was repurchased for $116,000. SMC charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after April 1, 1995. The amount of the rental income received from SMC's subsidiaries was $525,000 and $1,145,000 for the six months ended June 30, 1998 and year ended December 31, 1997, respectively.

                                  The Amended  Credit  Agreement permits SMC
to borrow up to $20,000,000 in the form of a seven-year reducing revolving loan arrangement. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 73,500 shares of Common Stock. Borrowing under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest based on the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $3,333,000 begin in March 2000 and conclude in March 2005. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for SMC and certain investment and indebtedness
limitations.   At June 30, 1998, SMC was in compliance with all restrictions and covenants in the Amended Credit Agreement. At June 30, 1998, SMC had borrowed $20,000,000 under the Amended Credit Agreement at a weighted average interest rate of 9.24%.

                                  In  connection  with  the  acquisition  of
Shelby Life, the Company borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in
December  2003.   At  June  30, 1997, this subordinated  convertible debt
agreement was amended to the principal amount of $4,372,000 which is due
July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, the Company borrowed an additional $5,628,000 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400,000, redemption of Class S Preferred Stock of approximately $1,840,000 and the balance for other general corporate purposes. The Notes are convertible at any time at the option of the note holder into Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of the Company commencing on July 1, 2000 at redemption prices equal to 102% of the principal amount
(plus accrued interest) and declining to 101% of  the principal amount
(plus accrued interest). The Notes may be prepaid prior to July 1, 2000 at a redemption price equal to 101% of the principal amount (plus accrued interest) under certain limited circumstances. The subordinated convertible debt agreements contain terms and financial covenants substantially similar to those in the Amended Credit Agreement.

                                  Assuming  the  current level of debt under
the Amended Credit Agreement and current interest rates at June 30, 1998 (weighted average rate of 9.24%) SMC annual debt service in 1998 would be approximately $2,850,000 in interest paid.

                                  From the funds borrowed by SMC pursuant to
the Amended Credit Agreement and the subordinated convertible debt agreements, $13,000,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement (the "Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate (8.5% at June 30, 1998) plus 2% per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. SMC currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the June 30, 1998 interest rate of 10.5% continues in 1998, SMC will receive interest income of $1,365,000 from the Surplus Debenture during 1998.

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

                                  Commencing January 1, 1995,  Standard  Life
began to reinsure a portion of its annuity business. This reinsurance agreement has allowed the Company to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If the Company's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit the Company from writing new business in Florida. Standard Life's largest annuity reinsurer at June 30, 1998, Winterthur, is rated "A"
("Excellent") by A.M.  Best.   From  January  1,  1995  to August 31, 1995,
approximately 70% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50% at September 1, 1995 and further reduced it to 25% effective April 1, 1996 to reflect the reduced need for additional capital and increase
current earnings potential.   This  reduction was possible since the surplus
strain experienced by Standard Life was not as great as originally anticipated as a result of lower than expected sales in 1995 and the increase in surplus resulting from the sale of First International. In addition, Standard Life's ability to retain business was further increased by the capital contribution of $2,400,000 in the second quarter of 1997. Winterthur limits dividends and other transfers by Standard Life to SMC in certain circumstances.

                                  Management believes that operational cash
flow of  Standard  Life  will  be sufficient to meet its anticipated  needs
for  1998.   As  of  June 30, 1998, Standard Life had statutory capital and surplus for regulatory purposes of $26,874,000 compared to $25,923,000 at December 31, 1997. Standard Life produced statutory net gain from operations of $734,000 and $2,374,000 for the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. SMC contributed $2,400,000 to
Standard Life in the second quarter of 1997 to facilitate growth in new premiums written. As the life insurance and annuity business produced by Standard Life and Dixie National Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by SMC. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $19,588,000 and $17,921,000 for the years ended December 31, 1997 and December 31, 1996, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

                                  INTERNATIONAL  OPERATIONS.   The
consolidated balance sheet of the Company at June 30, 1998, includes a $694,000 credit representing the negative goodwill on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to the Company statements of operations.

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

                                  UNCERTAINTIES  REGARDING  INTANGIBLE  ASSETS.
Included in the Company's financial statements as of June 30, 1998 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by the Company's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the June 30, 1998 consolidated balance sheet aggregated $56,172,000 or 7% of the Company's assets. The Company has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in the Company's consolidated financial statements. The Company has determined that the assumptions utilized in the initial valuation of these assets are consistent with the operations of the Company as of June 30, 1998.

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

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        ___________________

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

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        ___________________

                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                                  At SMC's Annual Meeting of Stockholders  held
on  June  10,  1998,  the  following  individuals  were elected to the Board of
Directors:

                                     SHARES FOR              SHARES WITHHELD

RONALD D.HUNTER                      6,052,182                93,033
EDWARD T. STAHL                      6,051,558                93,657
JOHN J. DILLON                       6,054,707                90,508
JERRY E. FRANCIS                     6,039,211               106,004



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

    10.36 Management Services Agreement between Savers Life and SMC dated March 11, 1998.

    10.37 Indemnity Reinsurance Agreement between Standard Life and the Mercantile and General Life Reassurance Company of America dated March 30, 1998 and effective June 1, 1997.

    10.38 Certificate of Designations for Series A Convertible Redeemable Preferred Stock.


    Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission
                      (the "Commission") for information only and not filed.


(b)  REPORTS ON FORM 8-K

                                  A report on Form 8-K dated May 22,  1998, was
filed with the Commission to report under Item 7 the acquisition of Savers Life effective March 12, 1998.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        ___________________

                                  SIGNATURES

                                  Pursuant   to   the   requirements   of   the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 14, 1998


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