Form 10-Q
period 1998-09-30
STANDARD MANAGEMENT CORP
filed 1998-11-12
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[*]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [*] No [ ]

As of November 2, 1998, the Registrant had 7,909,309 shares of Common Stock outstanding.

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                        PAGE
NUMBER

Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements

  Consolidated Balance Sheets --
  September 30,1998(Unaudited) and December 31,1997(Audited) 3

  Consolidated Statements of Income --
  For the Three and Nine Months Ended September 30,1998 and 1997(Unaudited) 4

  Consolidated Statements of Shareholders' Equity --
  For the Nine Months Ended September 30,1998 and 1997(Unaudited) 5

  Consolidated Statements of Cash Flows --
  For the Nine Months Ended September 30,1998 and 1997(Unaudited) 6

  Notes to Consolidated Financial Statements(Unaudited) 7 - 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation 12 - 21

Part II.  OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K  22

        SIGNATURES 23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                       SEPTEMBER 30,                 DECEMBER 31,
                                                                                            1998                          1997
                                                                                        (UNAUDITED)                    (AUDITED)
                                   ASSETS
Investments:
    Securities available for sale:
          Fixed maturity securities, at fair value (amortized cost: $423,356 in
          1998 and $367,372 in 1997)                                                         $431,147                     $372,576
          Equity securities, at fair value(cost: $1,547 in 1998 and $55 in 1997)               1,338                           52
   Mortgage loans on real estate                                                                8,528                          375
   Policy loans                                                                                 8,875                        9,495
   Real estate                                                                                  3,815                        2,163
   Other invested assets                                                                          895                          779
   Short-term investments                                                                      19,569                       13,342
            Total investments                                                                 474,167                      398,782
Cash                                                                                           13,058                        4,165
Accrued investment income                                                                       6,832                        6,512
Amounts due and recoverable from reinsurers                                                    64,377                       61,596
Deferred policy acquisition costs                                                              27,298                       21,435
Present value of future profits                                                                23,117                       20,537
Excess of acquisition cost over net assets acquired                                             4,614                        2,445
Federal income tax recoverable                                                                    166                        1,854
Other assets                                                                                    3,635                        3,602
Assets held in separate accounts                                                              182,308                      148,064
            Total assets                                                                     $799,572                     $668,992
                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Insurance policy liabilities                                                              $511,140                     $439,390
   Accounts payable and accrued expenses                                                        5,929                        6,208
   Obligations under capital lease                                                                 --                          141
   Notes payable                                                                               27,000                       26,000
   Deferred federal income taxes                                                                6,848                        4,488
   Excess of net assets acquired over acquisition cost                                            347                        1,388
   Liabilities related to separate accounts                                                   182,308                      148,064
            Total liabilities                                                                 733,572                      625,679
Series  A  Convertible Redeemable Preferred Stock, par value $100 per share;
      Authorized 130,000; 37,300 issued and outstanding in 1998. . . . . . . . . . .            3,730                           --
 . . . . .  . . . . . . . . . . . . .
Shareholders' Equity:
   Preferred Stock, no par value:
          Authorized 870,000 shares; none issued and outstanding                                   --                           --
   Common Stock, no par value:
          Authorized 20,000,000 shares; issued 8,105,860 in 1998 and 5,752,499 in              55,938                        40,646
1997
   Treasury stock, at cost, 884,389 shares in 1998 and 876,009 shares in 1997                 (4,792)                        (4,572)
(deduction)
   Accumulated other comprehensive income:
          Unrealized gain on securities available for sale                                      3,151                        2,171
          Foreign currency translation adjustment                                               (620)                        (473)
   Retained earnings                                                                            8,593                        5,541
            Total shareholders' equity                                                         62,270                       43,313
Total liabilities and shareholders' equity                                                   $799,572                     $668,992

See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                    1998                  1997                1998              1997
Revenues:
   Premium income - life                            $1,759                $1,715              $5,667            $5,277
     Premium income - health                           --                    --                5,992               --
   Net investment income                            8,071                 7,580               23,920            21,926
   Net realized investment gains                    43                    81                  73                287
   Policy charges                                   1,906                 1,328               5,058             4,110
   Amortization of excess of net assets acquired
over                                                347                   347                 1,041             1,041
          acquisition cost
   Fees from separate accounts                      994                   417                 2,147             1,255
   Other income                                     1,263                 119                 2,698             1,014
          Total revenue                             14,383                11,587              46,596            34,910
Benefits and expenses:
   Benefits and claims - life                       2,817                 1,577               6,763             5,945
     Benefits and claims - health                     --                    --                 4,821              --
 .
   Interest credited on interest-sensitive
annuities and other                                 4,247                 4,461               13,112            12,627
          financial products
   Salaries and wages                               1,888                 1,344               5,028             4,249
   Amortization                                     1,322                 967                 3,546             2,544
   Other operating expenses                         1,939                 1,797               5,633             5,127
     Commission expense - health.                     --                  --                  784                 --
   Interest expense and financing costs             772                   646                 2,201             1,724
          Total benefits and expenses               12,985                10,792              41,888            32,216
Income before federal income taxes and preferred
stock              dividends                        1,398                 795                 4,708             2,694
Federal income tax expense                          260                   204                 1,529             779
Net income                                          1,138                 591                 3,179             1,915
Preferred stock dividends                           (71)                  (15)                (71)              (97)
Earnings available to common shareholders           $1,067                $576                $3,108            $1,818
Earnings per share:
   Net income                                       $                     $                   $                 $
                                                    0.16                  0.12                0.48              0.39
    Preferred stock dividends                       (.01)                  --                 (.01)             (.02)
   Earnings available to common shareholders        $                     $                   $                 $
                                                    0.15                  0.12                0.47              0.37
Earnings per share - assuming dilution:
   Net income                                       $                     $                   $                 $
                                                    0.15                  0.11                0.44              0.36
   Preferred stock dividends                        (.01)                         (.01)             (.01)               (.02)
   Earnings available to common shareholders        $                     $                   $                 $
                                                    0.14                  0.10                0.43              0.34

See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                                                       Accumulated
                                                                                                          Other
                                                                    Common           Treasury         Comprehensive       Retained
                                                Total                Stock             Stock             Income           Earnings
Balance at January 1, 1997                      $39,919           $40,481           $(3,528)         $(55)               $3,021
Comprehensive income, net of tax:
  Net income                                    1,915                                                                    1,915
  Other comprehensive income:
          Change in unrealized gain (loss) on
          securities                            2,818                                                2,818
            available for sale, net
          Change in foreign currency            (1,061)                                              (1,061)
          translation adjustment
            Other comprehensive income          1,757
              Comprehensive income              3,672
   Issuance of Common Stock Warrants            165               165

   Treasury stock acquired                      (1,076)                             (1,076)
   Preferred stock dividends                    (97)                                                                     (97)
Balance at September 30, 1997                   $42,583           $40,646           $(4,604)         $1,702              $4,839
Balance at January 1, 1998                      $43,313           $40,646           $(4,572)         $1,698              $5,541
Comprehensive income, net of tax:
   Net income                                   3,179                                                                    3,179
   Other comprehensive income:
          Change in unrealized gain (loss) on
          securities                            980                                                  980
            available for sale, net
          Change in foreign currency            (147)                                                (147)
          translation adjustment
            Other comprehensive income          833
              Comprehensive income              4,012
   Issuance of Common Stock for Savers Life     15,024            15,024
   acquisition
   Issuance of Common Stock warrants            30                30
   Issuance of Common Stock in connection with
          exercise of stock warrants            233               234                                                    (1)
   Treasury stock acquired                      (274)                               (274)
   Conversion of preferred stock into Common    4                 4
   Stock
   Reissuance of treasury stock in connection
   with                                         (1)                                 54                                   (55)
   exercise of stock options
   Preferred stock dividends                    (71)                                                              (71)

Balance at September 30, 1998                   $62,270           $55,938           $(4,792)         $2,531              $8,593



See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           1998                               1997
OPERATING ACTIVITIES
Net income                                                                               $3,179                             $1,915
Adjustments to reconcile net income to net cash provided by
operating activities:
   Amortization of deferred policy acquisition costs                                      2,014                              1,039
   Policy acquisition costs deferred                                                     (8,684)                            (5,323)
   Deferred federal income taxes                                                          1,529                                695
   Depreciation and amortization                                                            883                                960
   Insurance policy liabilities                                                         (7,442)                              6,990
   Net realized investment gains                                                           (73)                              (287)
   Accrued investment income                                                              (105)                                114
      Amounts due to Savers Life from brokers for security sales at                       6,519                               --
      acquisition date
   Other                                                                                  2,880                             (1,477)
          Net cash provided by operating activities                                         700                              4,626
FINANCING ACTIVITIES
Borrowings, net of debt issuance costs of $86 in 1998 and $-- in 1997                     3,914                              5,628
Repayments on long term debt and obligations under capital lease                        (3,153)                              (402)
Premiums received on interest-sensitive annuities and other financial
products                                                                                 53,846                             38,355
   credited to policyholder account balances, net of premiums ceded
Return of policyholder account balances on interest-sensitive annuities
and other                                                                              (36,009)                           (27,986)
   financial products, net of premiums ceded . . . . . . . . . . . . . .
   . . . . . . . . . . . . . . . . . . . . . . . . .
Issuance of convertible preferred stock, net of issuance costs of $120 .                  3,610                            --
 . . . . . . . . . . . . . . . . . . .
Redemption of redeemable preferred stock . . . . . . . . . . . . . . . .                     --                           (1,855)
 . . . . . . . . . . . . . . . . . . . . . . . . . .
Reissuance of treasury stock in connection with exercise of stock options                   233                            4
and warrants . . . . . . .
Proceeds from Common and Treasury Stock sales . . . . . . . . . . . . . .                    --                            165
 . . . . . . . . . . . . . . . . . . . . . .
Purchase of Common Stock for treasury                                                     (272)                            (1,079)
          Net cash provided by financing activities                                      22,169                             12,830
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases                                                                          (190,140)                          (158,353)
   Sales                                                                                128,978                            123,113
   Maturities, calls and redemptions                                                     15,289                             23,632
Short-term investments, net                                                              36,516                            (5,116)
Other investments, net                                                                  (2,450)                            (2,681)
Purchase of Savers Life Insurance Company, less cash acquired of $518                   (2,169)                                 --
          Net cash used by investing activities                                        (13,976)                           (19,405)
Net increase (decrease) in cash                                                           8,893                            (1,949)
Cash at beginning of period                                                               4,165                              5,113
Cash at end of period                                                                   $13,058                             $3,164


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
                                     Nine Months Ended
                                        SEPTEMBER 30,
                                    1998      1997

               Revenues             $55,453   $61,696
               Net income             3,513     2,501
               Earnings per share      0.40      0.35
               Earnings per share,
               assuming dilution       0.38      0.33


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

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTE 3 -- NOTES PAYABLE

      Notes payable of the Company were as follows (in thousands):


                                         Interest            September 30,          December 31,
                                           Rate                  1998                   1997
Borrowings under revolving credit          8.86%{ (1)}      $17,000               $16,000
agreements
Senior subordinated convertible notes     10.00%             10,000                10,000
due 2004
                                                            $27,000               $26,000

          (1) Current weighted average rate at September 30, 1998.

      In March 1998, SMC had borrowed an additional $4,000,000 under revolving credit agreements to purchase Savers Life. In July 1998, SMC repaid $3,000,000 on the $20,000,000 Amended Revolving Line of Credit Agreement from the gross proceeds received in connection with the issuance of 37,300 shares of the Series A Preferred Stock (See Note 6).


NOTE 4 -- NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE

      The  components  of  the  balance  sheet   caption  "Unrealized  gain  on
securities available for sale" in shareholders' equity are summarized as follows (in thousands):

                                                                   September 30,                 December 31,
                                                               1998                           1997
Fair value of securities available for sale                   $432,485                       $372,628
Amortized cost of securities available for sale                424,903                        367,427
         Gross unrealized gain on securities available for     7,582                          5,201
sale
Adjustments for:
   Deferred policy acquisition costs                           (1,658)                        (1,727)
   Present value of future profits                             (1,084)                        (209)
   Deferred federal income tax liability                       (1,689)                        (1,094)
         Net unrealized gain on securities available for sale  $3,151                         $2,171

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

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTE 5 -- EARNINGS PER SHARE (CONTINUED)

  A reconciliation of the numerator and denominator of the earnings per share computation is as follows (dollars in thousands):

                                                                            Nine Months Ended
                                                                              September 30,
                                                             1998                         1997
Numerator:
Net income                                                   $3,179                       $1,915
Preferred stock dividends                                    (71)                         (97)
Numerator for basic earnings per share -
 Income  available  to  common  shareholders                 3,108                        1,818
Effect of dilutive securities:
Preferred stock dividends                                    71                           97
     Interest on  subordinated convertible debt              750                           --
Numerator for diluted earnings per share -
 Income  available  to  common  shareholders  after  assumed $3,929                       $1,915
 conversions

Denominator:
Denominator for basic earnings per share - weighted -average 6,599,428                    4,973,580
shares
Effect of dilutive securities:
 Stock options                                               288,833                      151,069
 Stock warrants                                              236,608                      209,845
 Convertible preferred stock                                      --                           --
 Subordinated convertible debt                               1,740,038                         --
 Dilutive                                                    2,265,479                    360,914
 potential common shares
Denominator  for  diluted  earnings  per  share  -  adjusted
weighted -average                                            8,864,907                    5,334,494
shares and assumed conversions

      The senior subordinated convertible notes were not included in the 1997 computation of diluted earnings per share because the effect would be antidilutive.



NOTE 6 -- REDEEMABLE PREFERRED STOCK

      The Board of Directors has authorized the issuance of up to 130,000 shares of preferred stock designated as Series A Convertible Redeemable Preferred Stock, $100 par value per share. The Series A Preferred Stock is redeemable on July 1, 2005, has a 7 3/4 % annual dividend payable on a quarterly basis, and is convertible into 11.7647 shares of SMC common stock for each Series A Preferred Stock share (convertible into SMC common stock based on a conversion price of $8.50 for each SMC common stock share). Prior to July 1, 1999, SMC may voluntarily redeem the Series A Preferred Stock under certain limited circumstances. After July 1, 1999, SMC may voluntarily redeem the Series A Preferred Stock at a redemption price of 105% of the stated value reducing to stated value beginning July 1, 2003 and thereafter. During July, 1998, SMC issued 37,300 shares of the Series A Preferred Stock receiving gross proceeds of $3,730,000. SMC, during July, 1998, used $3,000,000 of these proceeds to pay down its $20,000,000 Amended Revolving Line of Credit Agreement. During October 1998, SMC issued an additional 28,000 shares of the Series A Preferred Stock,receiving gross proceeds of $2,800,000, of which 26,000 shares were purchased by SMC's officers and
directors.   SMC  used  the  proceeds  to  help  fund the acquisition  of
Midwestern National Life Insurance Company of Ohio ("Midwestern National Life"). (See Note 8 - Completed Acquisition)





NOTE 7 -- DISPOSAL OF MEDICARE SUPPLEMENT BUSINESS

      Effective July 1, 1998 the Savers Life Medicare supplement business, which represented substantially all of the Company's health business was sold to Oxford Life Insurance Company ("Oxford Life") and a quota share reinsurance agreement was entered into between Savers Life and Oxford Life. In connection with the sale of the Medicare supplement business, Savers Life received an initial statutory ceding allowance of $4,200,000 which was offset by a reserve reduction of $1,642,470 and write off of present value of future profits of $2,557,530 for GAAP. Under the terms of the reinsurance agreement, Savers Life will administer the Medicare supplement business through July 1, 1999 and will receive administration fee income as a result of this transaction. The consummation of this transaction resulted in the Company exiting from Medicare supplement business it acquired with the Savers Life acquisition.



NOTE 8 -- COMPLETED ACQUISITION

      On October 30, 1998, SMC acquired Midwestern National Life Insurance Company of Ohio ("Midwestern National Life") as a wholly-owned subsidiary of SMC. SMC issued 696,453 shares of its common stock valued at $6.625, increased its bank debt by $6,000,000 on restructured terms and paid
$2,886,000 in cash (excluding acquisition costs) for an aggregate purchase price of $13,500,000 to acquire Midwestern National Life. SMC borrowed an additional $6,000,000 by increasing the Amended and Restated Revolving Line of Credit Agreement with a bank from $20,000,000 to $26,000,000 and drawing down $6,000,000 for the Midwestern National Life closing. SMC plans to merge Midwestern National Life into Standard Life effective December 31, 1998
with Standard Life being the surviving entity.  Midwestern  National   Life
reported total assets of $133,384,000 and $125,028,000 at December 31, 1997 and September 30, 1998, respectively and reported total revenues of $11,759,000 and $6,558,000 and a net loss of $240,000 and $2,088,000 for the ten months ended December 31, 1997 and the nine months ended September 30, 1998, respectively.



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

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in financial statements. SFAS No. 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will be adopted by the Company in 1998. Currently, the Company considers its life insurance operations to be its only material operating segment. The Company is in the process of defining additional business segments and developing allocation methods to assess their performance. Once the process is completed, additional disclosures will be provided in accordance with SFAS No. 131.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the Statement effective July 1, 1998. At September 30, 1998 recording derivatives at fair value resulted in a writedown of $193,664.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        ___________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

                                 The  following   discussion   highlights  the
material factors affecting the results of operations and the significant changes in balance sheet items of the Company on a consolidated basis for the periods listed as well as the Company's liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this document, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  OPERATING INCOME.  The income from operations
(before net realized investment gains) was $1,095,000 for the third quarter of 1998, an increase of $558,000 or 104%, compared to $537,000 for the comparable
period  in  1997.   The  increase  resulted primarily from increased  operating earnings from domestic operations of  $503,000  compared  to  $173,000  for the
third quarter of 1998 and 1997, respectively.   The increased domestic operating
gains resulted primarily from increased spread revenues and from favorable mortality experience during the third quarter of 1998 and the inclusion of Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  PREMIUM  INCOME.   Premium   income-life   is
composed of premiums, including renewal premiums, received on ordinary life insurance policies. The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income-life for the third quarter of 1998 was $1,759,000 an increase of $44,000 or 3% from $1,715,000 for the third quarter of 1997. SMC recorded net premium income-life of $328,593 in the third quarter of 1998 for the Savers Life acquisition which more than offsets the decline in premiums from the regular policy lapses, surrenders, and expiries in SMC's closed blocks of business.

                                  Net  domestic premium deposits received  from
the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $23,764,000 compared to $11,267,000 for the third quarter of 1998 and 1997, respectively. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $25,372,000 for the third quarter of 1998 compared to $13,347,000 for the third quarter of 1997. Annuity sales increased in 1998 due to the introduction of new competitive products and an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies and continued expansion of geographical concentration into such areas as California. Since the Company's operating income is primarily a function of its investment spreads, persistency of annuity in force business, mortality experience, and operating expenses, a change in annuity premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in annuity premiums may affect the growth rate of total assets on which investment spreads are earned.

                                  NET INVESTMENT INCOME.  Net investment income
increased $491,000 or 6% to $8,071,000 for the third quarter of 1998 from $7,580,000 for the comparable period of 1997. The increase primarily resulted from an increase in total invested assets (amortized cost) from December 31, 1996 to September 30, 1998, of $94,397,000 or 25%. This increase included $67,800,000 from the Savers Life acquisition. The weighted average annualized yield of the Company's investment portfolio (exclusive of realized and unrealized gains and losses) was 7.51% for the third quarter of 1998 compared to 7.83% for the third quarter 1997. As of September 30, 1998, yields available on new investments were declining.

                                  NET  REALIZED INVESTMENT GAINS.  Net realized
investment gains decreased $38,000 or 47% to $43,000 from $81,000 for the third quarter of 1998 and 1997, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized gain on the Company's securities available for sale was $7,582,000 at September 30, 1998. In the absence of decreases in interest rates, the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity, the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates, and the Company's focus is to manage its net spread revenue.




                                  POLICY   CHARGES.    Policy   charges,  which
represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $578,000 or 44% to $1,906,000 for the third quarter of 1998 compared to $1,328,000 for the third quarter of 1997. The increase in policy charges resulted primarily from an increase in policy surrender charges on certain deferred annuity products in 1998 when compared to 1997 and from the inclusion of Savers Life in the results of operations from March 12, 1998, the acquisition date of Savers Life.

                                  FEES   FROM  SEPARATE  ACCOUNTS.   Fees  from
separate accounts consist of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $577,000 or 138% to $994,000 for the third quarter of 1998 from $417,000 for the third quarter of 1997. The increase is due primarily to an increase in the value of assets held in separate accounts from $148,064,000 at December 31, 1997 to $182,308,000 at September 30, 1998. Net deposits from sales of unit-linked products by Standard Management International were $8,780,000 and $3,675,000 for the third quarter of 1998 and 1997, respectively. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

                                  OTHER INCOME.  Other income, which represents
primarily fee income from products marketed by Savers Life, increased $1,144,000 or 961% to $1,263,000 for the third quarter of 1998 compared to $119,000 for the comparable 1997 period. The increase primarily resulted from the inclusion of Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  BENEFIT AND CLAIMS.  Benefits and claims-life
include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims-life increased $1,240,000 or 79% to $2,817,000 for the third quarter of 1998 from $1,577,000 for the third quarter of 1997. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience. The increase primarily resulted from the inclusion of Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  INTEREST   CREDITED   ON   INTEREST-SENSITIVE
ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest-sensitive annuities and other financial products was $4,247,000 for the third quarter of 1998, a decrease of $214,000 or 5% from $4,461,000 for the comparable prior year period. At September 30, 1998, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.38% compared to 5.81% at September 30, 1997.

                                  AMORTIZATION.  Amortization expense primarily
includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $355,000 or 37% to $1,322,000 for the third quarter of 1998 from $967,000 for the third quarter of 1997. The increase in current year amortization expense resulted primarily from increased amortization of deferred policy acquisition costs as gross profits from business sold in recent years began to emerge, and increased surrenders and a corresponding increase in the amortization of deferred policy acquisition costs. The increase in amortization expense also includes $121,000 of such expense for the third quarter of 1998 from including Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  OTHER OPERATING  EXPENSES.   Other  operating
expenses increased $142,000 or 8% to $1,939,000 for the third quarter of 1998 from $1,797,000 for the third quarter of 1997. The increase in other operating expenses resulted primarily from including Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.


                                  INTEREST   EXPENSE   AND   FINANCING   COSTS.
Interest expense and financing costs increased $126,000 or 20% to $772,000 for the third quarter of 1998 from $646,000 for the third quarter of 1997. The increase in interest expense and financing costs during 1998 resulted from additional borrowings of $5,600,000 in June 1997 and $4,000,000 in March 1998. In July 1998, $3,000,000 of borrowings were repaid which partially offset the increase in interest expense in the third quarter of 1998.








NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  OPERATING INCOME.  The income from operations
(before net realized investment gains) was $3,106,000 in the first nine months of 1998, an increase of $1,380,000 or 80%, compared to $1,726,000 for the comparable period in 1997. The increase resulted primarily from increased operating earnings from domestic operations of $1,026,000 to $1,565,000 for the first nine months of 1998 compared to $539,000 for the first nine months of 1997. The increased domestic operating gains resulted primarily from increased spread revenues and from favorable mortality experience during the first nine months of 1998 and the inclusion of Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  PREMIUM   INCOME.    Premium  income-life  is
composed of premiums, including renewal premiums, received on ordinary life insurance policies. The Company's new product sales are composed primarily of annuity products. Under GAAP, deposits from interest-sensitive annuities and other financial products are not recorded as revenues. GAAP premium income-life for the first nine months of 1998 was $5,667,000, an increase of $390,000 or 7% from $5,277,000 for the first nine months of 1997. Premium income-health of $5,992,000 for the first nine months of 1998 is premiums received on Medicare supplement insurance obtained as part of the Savers Life acquisition. This premium income is included in the Company's operating results from March 12, 1998, the acquisition date of Savers Life through July 1, 1998, the effective date the Medicare supplement business was sold to Oxford Life.

                                  Net domestic premium  deposits  received from
the sales of interest-sensitive annuities and other financial products (which are not recorded as revenues) were $53,846,000 compared to $37,622,000 for the first nine months of 1998 and 1997, respectively. Gross domestic premium deposits received from interest-sensitive annuities and financial products were $60,106,000 for the nine months ended September 30, 1998 compared to
$44,408,000 for the nine months ended September 30, 1997. Annuity sales increased in 1998 due to the introduction of new competitive products and an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies and continued expansion of geographical concentration into such areas as California. Since the Company's operating income is primarily a function of its investment spreads, persistency of annuity in force business, mortality experience, and operating expenses, a change in annuity premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in annuity premiums may affect the growth rate of total assets on which investment spreads are earned.

                                  NET INVESTMENT INCOME.  Net investment income
increased $1,994,000 or 9% to $23,920,000 for the first nine months of 1998 from $21,926,000 for the comparable period of 1997. The increase primarily resulted from an increase in total invested assets (amortized cost) from December 31, 1996 to September 30, 1998 of $94,397,000 or 25%. This increase included $67,800,000 from the Savers Life acquisition. The weighted average annualized yield of the Company's investment portfolio (exclusive of realized and unrealized gains and losses) was 7.54% for the first nine months of 1998 and 7.66% for the comparable period of 1997. As of September 30, 1998, yields available on new investments were declining.

                                  NET REALIZED INVESTMENT GAINS.   Net realized
investment gains decreased $214,000 or 75% to $73,000 from $287,000 for the first nine months of 1998 and 1997, respectively. Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield of the investment portfolio. The pretax net unrealized gain on the Company's securities available for sale was $7,582,000 at September 30, 1998. In the absence of decreases in interest rates, the Company may be unable to realize gains on its investment portfolio at the levels of prior years or could recognize losses from sales of securities prior to maturity. The change in market value of the Company's fixed maturity securities is not expected to have a significant effect on results of operations because the Company has the present intent and practice to hold most of its available-for-sale fixed maturity securities to maturity, the Company's asset/liability management activity is designed to monitor and adjust for the effects of changes in market interest rates and the Company's focus is to manage its net spread revenue.

                                  POLICY   CHARGES.   Policy   charges,   which
represent the amounts assessed against policyholder account balances for the cost of insurance, policy administration and surrenders, increased $948,000 or 23% to $5,058,000 for the nine months ended September 30, 1998 compared to $4,110,000 for the nine months ended September 30, 1997. The increase in policy charges resulted from an increase in policy surrender charges on certain deferred annuity products in 1998 when compared to 1997 and from the inclusion of Savers Life in the Company's results of operations from March 12, 1998, the acquisition date of Savers Life.


                                  FEES   FROM  SEPARATE  ACCOUNTS.   Fees  from
separate accounts consist of the investment management fees earned by Standard Management International on its separate account assets and investment contracts. Management fees and similar income from separate accounts increased $892,000 or 71% to $2,147,000 for the first nine months of 1998 from $1,255,000 for the first nine months of 1997. The increase is due primarily to an increase in the value of assets held in separate accounts from $148,064,000 at December 31, 1997 to $182,308,000 at September 30, 1998. Net deposits from sales of unit-linked products by Standard Management International were $28,845,000 and $10,752,000 for the nine months ended September 30, 1998 and 1997, respectively. Such income fluctuates in relationship to total separate account assets and the return earned on such assets.

                                  OTHER   INCOME.    Other income, which
represents primarily fee income from products marketed by Savers Life, increased $1,684,000 or 166% to $2,698,000 for the first nine months of 1998 compared to $1,014,000 for the comparable 1997 period. The increase primarily resulted from the inclusion of Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  BENEFIT AND CLAIMS.  Benefits and claims-life
include life insurance and payout annuity benefits paid and changes in policy reserves. Benefits and claims-life increased $818,000 or 14% to $6,763,000 for the first nine months of 1998 from $5,945,000 for the first nine months of 1997. The increase in benefits and claims-life resulted from benefits and claims incurred primarily from the inclusion of Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life and an increase in benefit and claims expense from international operations. Benefits and claims-health of $4,821,000 for the nine months ended September 30, 1998 are benefits and claims incurred on Medicare supplement insurance obtained as part of the Savers Life acquisition. These benefits and claims-health are included in the Company's operating results from March 12, 1998, the acquisition date of Savers Life through July 1, 1998, the effective date of the sale of the Medicare supplement business to Oxford Life. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to be offset by periods of lower claims experience.

INTEREST CREDITED ON INTEREST-SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS. Interest credited on interest-sensitive annuities and other financial products was $13,112,000 for the first nine months of 1998, an increase of $485,000 or 4% from $12,627,000 for the comparable prior year period. The increase resulted from the inclusion of Savers Life interest credited in the Company's operating results from March 12, 1998 the acquisition date of Savers Life. At September 30, 1998, the weighted average interest credited rate for Standard Life's currently marketed annuities and other financial product liabilities was 5.38% compared to 5.81% at September 30, 1997.

                                  AMORTIZATION.  Amortization expense primarily
includes charges to operations for the amortization of deferred policy acquisition costs, the present value of future profits and the excess of cost over net assets acquired. Amortization expense increased $1,002,000 or 39% to $3,546,000 for the first nine months of 1998 from $2,544,000 for the first nine months of 1997. The increase in current year amortization expense resulted primarily from increased amortization of deferred policy acquisition costs as gross profits from business sold in recent years began to emerge, and increased surrenders and a corresponding increase in the amortization of deferred policy acquisition costs. The current year increase in amortization expense also includes $316,000 of such expense from including Savers Life in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  OTHER  OPERATING  EXPENSES.   Other operating
expenses increased $506,000 or 10% to $5,633,000 for the first nine months of 1998 from $5,127,000 for the first nine months of 1997. The increase in other operating expenses resulted primarily from including Savers Life operating expenses in the Company's operating results from March 12, 1998, the acquisition date of Savers Life.

                                  COMMISSION  EXPENSE  -  HEALTH.    Commission
expense - health of $784,000 for the nine months ended September 30, 1998 is commission expense on Medicare supplement insurance obtained as part of the Savers Life acquisition. This commission expense is included in the Company's operating results from March 12, 1998, the acquisition date of Savers Life through July 1, 1998, the effective date of the sale of the Medicare supplement business to Oxford Life.

                                  INTEREST   EXPENSE   AND   FINANCING   COSTS.
Interest expense and financing costs increased $477,000 or 28% to $2,201,000 in the nine months ended September 30, 1998 from $1,724,000 in the nine months ended September 30, 1997. The increase in interest expense and financing costs during 1998 resulted from additional borrowings of $5,600,000 in June 1997 and $4,000,000 in March 1998. In July 1998, $3,000,000 of borrowings were repaid which partially offset the increase in interest expense in the third quarter of 1998.




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

                                  The  Company reported on a consolidated  GAAP
basis net cash provided by operations of $7,764,000 and $1,726,000 for the years ended December 31, 1997 and 1996, respectively. Although deposits received on the Company's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by the Company. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest-sensitive annuities and other financial products, resulted in positive cash flow of $19,649,000 and $26,717,000 for the years ended December 31, 1997 and 1996, respectively. Cash generated on a consolidated basis is available to SMC only to the extent that it is generated at SMC level or is available to SMC through dividends, interest, management fees or other payments from subsidiaries.

                                  In  April  1993,  SMC instituted a program to
repurchase Common Stock from time to time. The purpose of the stock repurchase program is to enhance shareholder value. SMC had repurchased 1,174,558 shares of Common Stock for $6,120,000 as of October 31, 1998. At October 31, 1998, SMC was authorized to purchase an additional 325,442 shares under this program.

                                  At  October 31, 1998, SMC had "parent company
only" cash and short-term investments of $182,000. During July, 1998, SMC received gross proceeds of $3,730,000 from the sale of 37,300 shares of Series A Convertible Redeemable Preferred Stock. SMC, during July, 1998, used $3,000,000 of these proceeds to pay down its $20,000,000 Amended Revolving
Line  of  Credit  Agreement.   SMC's "parent company only" operating expenses
(not including interest expense) were $3,420,000 and $3,470,000 for the years ended December 31, 1997 and 1996, respectively.

                                  Pursuant to the management services agreement
with SMC, Standard Life paid SMC a monthly fee of $167,000 (annual fee of $2,000,000) during 1997 and the first nine months of 1998 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Pursuant to the management services agreement with Standard Life, Dixie National Life paid monthly payments of $83,000 (annual fee of $1,000,000) to Standard Life in 1997 and in the first nine months of 1998 Dixie National Life paid monthly payments of $100,000 (annual fee of $1,200,000). Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie National Life.

                                  A management  services  agreement between SMC
and Savers Life was approved by the North Carolina Department of Insurance on March 11, 1998. The management services agreement calls for the payment of $83,000 per month by Savers Life to SMC for financial and regulatory reporting, investment of assets and the production of business. SMC had agreed to receive no fee, nor shall Savers Life have an obligation to pay such fee, unless the capital and surplus of Savers Life is greater than $7,000,000 after the acquisition of Savers Life. In addition, as a condition of the acquisition of Savers Life, SMC entered into an agreement with the North Carolina Department of Insurance to maintain statutory capital and surplus of Savers Life of at least $6,000,000. The amount of capital and surplus of Savers Life at September 30, 1998 was $9,767,000. As a result, in September 1998, Savers Life paid SMC management fees of $500,000 for April 1998 through September 1998, and will pay a monthly management fee of $83,000 beginning October 1, 1998.







                                  Pursuant to the management services agreement
with SMC, Premier Life (Luxembourg), a wholly-owned subsidiary of Standard Management International, paid SMC a management fee of $25,000 per quarter during 1997 and the first nine months of 1998 for certain management and administrative services. The agreement provides that it may be modified or terminated by either SMC or Premier Life (Luxembourg).

                                  At April 1, 1995, SMC sold its  property  and
equipment to an unaffiliated leasing/financing company for $1,396,000 and subsequently entered into a capital lease obligation whereby SMC pays a monthly rental amount of $45,000. During the second quarter of 1998, the lease was terminated and the property and equipment was repurchased for $116,000. SMC charges a monthly equipment rental fee to its subsidiaries for this equipment and additional equipment purchased after April 1, 1995. The amount of the rental income received from SMC's subsidiaries was $787,000 and $1,145,000 for the nine months ended September 30, 1998 and year ended December 31, 1997, respectively.

                                  The  Amended  Credit Agreement permits SMC to
borrow up to $20,000,000 in the form of a seven-year reducing revolving loan arrangement. SMC has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 73,500 shares of Common Stock. Borrowing under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing, and repurchases of Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of common stock of Standard Life and
Standard Marketing. Interest on the borrowing under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest based on the corporate base rate announced by the bank from time to time plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. Annual principal repayments of $3,333,000 begin in March 2000 and conclude in March 2005. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum statutory surplus requirements for the insurance subsidiaries, minimum consolidated equity requirements for SMC and certain investment and indebtedness limitations. At September 30, 1998, SMC was in compliance with all restrictions and covenants in the Amended Credit Agreement. At September 30, 1998, SMC had borrowed $17,000,000 under the Amended Credit Agreement at a weighted average interest rate of 8.86%.

                                  In  connection with the acquisition of Shelby
Life, the Company borrowed $4,000,000 from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003. At September 30, 1997, this subordinated convertible debt agreement was amended to the principal amount of $4,372,000 which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At September 30, 1997, the Company borrowed an additional $5,628,000 from an insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes") which is due July 2004 unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2,400,000, redemption of Class S Preferred Stock of approximately $1,840,000 and the balance for other general corporate purposes. The Notes are convertible at any time at the option of the note holder into Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of the Company commencing on July 1, 2000 at redemption prices equal to 102% of the principal amount (plus accrued interest) and declining to 101% of the principal amount (plus accrued interest). The Notes may be prepaid prior to July 1, 2000 at a redemption price equal to 101% of the principal amount (plus accrued interest) under certain limited circumstances. The subordinated convertible debt agreements contain terms and financial covenants substantially similar to those in the Amended Credit Agreement.

                                  Assuming the  current level of debt under the
Amended Credit Agreement and current interest rates at September 30, 1998 (weighted average rate of 8.86%) SMC annual debt service in 1998 would be approximately $1,506,000 in interest paid.

                                  From the funds borrowed  by  SMC  pursuant to
the Amended Credit Agreement and the subordinated convertible debt agreements, $13,000,000 was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement (the "Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate (8.25% at September 30, 1998) plus 2% per annum, and annual principal payments of $1,000,000 per year beginning in 2007 and concluding in 2019. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. SMC currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the September 30, 1998 interest rate of 10.25% continues in 1998, SMC will receive interest income of $1,365,000 from the Surplus Debenture during 1998.



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

                                  Statutory  surplus  is  computed according to
rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the Indiana Department of Insurance, or the states in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: (I) acquisition costs (primarily commissions and policy issue costs) and (ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus ("surplus strain") in the year written for many insurance products. The Company designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written.  For each product,  the
Company controls the amount of new net premiums written to manage the effect of such surplus strain. The Company's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, the Company's U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, equity sales, infusions by the Company with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, the Company believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

                                  Commencing  January  1,  1995,  Standard Life
began to reinsure a portion of its annuity business. This reinsurance agreement has allowed the Company to write volumes of business that it would not otherwise have been able to write due to regulatory restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that occurs in periods of increasing sales. If the Company's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit the Company from writing new business in Florida. Standard Life's largest annuity reinsurer at September 30, 1998, Winterthur, is rated "A" ("Excellent") by A.M. Best. From January 1, 1995 to August 31, 1995, approximately 70% of certain of Standard Life's annuity business produced was ceded. Standard Life decreased the quota-share portion of business ceded to 50% at September 1, 1995, 25% effective April 1, 1996 and further reduced it to 0% on October 1, 1998, to reflect the reduced need for additional capital and increase current earnings potential. In addition, Standard Life's ability to retain business was further increased by the capital contribution of $2,400,000 in the second quarter of 1997.

                                  Management  believes  that  operational  cash
flow  of  Standard  Life  will  be sufficient to meet its anticipated needs for
1998.   As of September 30, 1998,  Standard  Life  had  statutory  capital  and surplus for regulatory purposes of $26,889,000 compared to $25,923,000 at December 31, 1997. Standard Life produced statutory net gain from operations of $1,041,000 and $2,374,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. SMC contributed $2,400,000 to
Standard Life in the second   quarter  of  1997  to  facilitate  growth  in new
premiums  written.   As  the  life  insurance  and annuity business produced by
Standard  Life  and Dixie National Life increases,  Standard  Life  expects  to
continue  to  satisfy   statutory  capital  and  surplus  requirements  through
statutory profits and through additional capital contributions  by  SMC.
Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $19,588,000 and $17,921,000 for the years ended December 31, 1997 and December 31, 1996, respectively.
If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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






                                  INTERNATIONAL  OPERATIONS.   The consolidated
balance sheet of the Company at September 30, 1998, includes a $347,000 credit representing the negative goodwill on the purchase of Standard Management International which will be amortized into future earnings. This amortization is a non-cash credit to the Company statements of operations.

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

                                  UNCERTAINTIES  REGARDING  INTANGIBLE  ASSETS.
Included in the Company's financial statements as of September 30, 1998 are certain assets that are valued for financial statement purposes primarily on the basis of assumptions established by the Company's management. These assets include deferred acquisition costs, present value of future profits, costs in excess of net assets acquired and organization and deferred debt issuance costs. The total value of these assets reflected in the September 30, 1998 consolidated balance sheet aggregated $55,437,000 or 7% of the Company's assets. The Company has established procedures to periodically review the assumptions utilized to value these assets and determine the need to make any adjustments in such values in the Company's consolidated financial statements. The Company has determined that the assumptions utilized in the initial valuation of these assets are consistent with the operations of the Company as of September 30, 1998.

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

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        ___________________

                          PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS

     10.39 Quota Share Reinsurance Agreement between Savers Life and the Oxford Life Insurance Company dated September 24, 1998 and effective July 1, 1998.

     10.40 Addendum No.5 to Reinsurance Agreement between Standard Life Insurance Company of Indiana and Winterthur Life Re Insurance Company dated August 20,1998 and effective October 1, 1998.

     10.41 Employment Agreement between Robert B. Neal and Standard Management Corporation dated October 2, 1998 and effective October 2, 1998.


     Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission
                             (the "Commission") for information only and not filed.



(b)  REPORTS ON FORM 8-K

     A report on Form 8-K dated October 13, 1998, was filed with the Commission to report under Item 5 the signing of the Third Amendment to the Stock Purchase Agreement dated as of October 8, 1998 to purchase Midwestern National Life Insurance Company of Ohio.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        ___________________

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 12, 1998


                                          STANDARD MANAGEMENT CORPORATION
                                                   (Registrant)

                                         By:/s/   RONALD D. HUNTER
                                         Ronald D. Hunter
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         By:/s/   GERALD R. HOCHGESANG
                                         Gerald R. Hochgesang
                                         Senior Vice President
                                         (Chief Accounting Officer)