Form 10-K
period 1998-12-31
STANDARD MANAGEMENT CORP
filed 1999-03-30
CIK 853971

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 1999 as reported on The Nasdaq Stock Market, was approximately $42.3 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 1999, Registrant  had  outstanding  7,581,265  shares of Common
Stock.

Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                       PART I


      AS USED IN THIS REPORT, UNLESS THE CONTEXT OTHERWISE CLEARLY REQUIRES, "SMC", OR THE "COMPANY" REFERS TO STANDARD MANAGEMENT CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES AND "STANDARD MANAGEMENT" REFERS TO STANDARD MANAGEMENT CORPORATION ON AN UNCONSOLIDATED BASIS. ALL FINANCIAL INFORMATION CONTAINED IN THIS REPORT IS PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") UNLESS OTHERWISE SPECIFIED.

ITEM 1. BUSINESS OF SMC

      SMC is an international financial services holding company that directly and through its subsidiaries develops, markets and administers profitable life insurance, annuities and unit-linked in force business and products. A primary component of SMC's growth relates to the acquisition of selected insurance companies and in force life insurance and annuity businesses. Since 1993, the Company has acquired 5 insurance companies. See "Acquisition Strategy and
Recent Acquisitions" for related information. Through its insurance subsidiaries, the Company's operating strategy is to develop profitable products, enhance marketing distribution channels and consolidate and streamline management and administrative functions of acquired companies.

OPERATING SEGMENTS

      The Company conducts and manages its business through the following operating segments reflecting the geographical locations of principal insurance subsidiaries:

      DOMESTIC OPERATIONS includes the following insurance subsidiaries at December 31, 1998:

<circle>Standard  Life  Insurance  Company  of Indiana ("Standard Life"), SMC's
      principal insurance subsidiary, was organized in 1934 as an Indiana domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life offers flexible premium deferred annuities ("FPDAs"), equity-indexed annuities, whole and universal life insurance and critical illness products. Standard Life also generates cash flow and income from closed blocks of in force life insurance and annuities. At December 31, 1998, Standard Life's statutory assets were $572.6 million and the aggregate of its statutory capital and surplus, asset valuation reserve ("AVR") and interest maintenance reserve ("IMR") (its "adjusted statutory capital") was $61.9 million. The ratio of adjusted statutory capital to its total statutory assets was 10.8% at December 31, 1998. Standard Life has a rating of "B+" ("Very Good, Secure") by the rating agency, A.M. Best Company, Inc. ("A.M. Best").

<circle>Dixie National Life Insurance Company ("Dixie  Life"),   a  99.4% owned
      subsidiary of Standard Life, was organized in 1965 as a Mississippi domiciled life insurer. Dixie Life is licensed in 22 states and markets a variety of life insurance products throughout the mid-south offering primarily "burial expense" policies. At December 31, 1998, Dixie Life's statutory assets were $35.6 million, the adjusted statutory capital was $4.0 million and the ratio of its adjusted statutory capital to its statutory assets was 11.2%. Dixie Life has a rating of "B " ("Adequate") by A.M. Best.

<circle>Standard Marketing  Corporation  ("Standard  Marketing") is a wholesale distributor of life insurance and annuity products. Through its network of managing general agents and independent agents, Standard Marketing distributes life insurance and annuity products for Standard Life and Dixie Life and for a select group of unaffiliated insurance companies. Standard Marketing earns override commission income from the sale of these products.

<circle>Savers   Marketing  Corporation  ("Savers  Marketing")  is  the   prior
      marketing distributor of Savers Life Insurance Company ("Savers Life"). Refer to "Acquisition Strategy and Recent Acquisitions". Savers Marketing markets Standard Life's products through financial institutions and independent agents. Savers Marketing also receives administrative, marketing and commission fees for services provided to unaffiliated companies.

      INTERNATIONAL OPERATIONS includes the following holding company and its two wholly-owned insurance subsidiaries at December 31, 1998:

<circle>Standard  Management  International S.A., a wholly-owned subsidiary  of
      SMC, is a holding company organized under Luxembourg law with its registered office in Luxembourg. At December 31, 1998, Standard Management International, S.A. and its subsidiaries ("SMI") had $205.5 million in assets with policies in force in over 80 countries. The majority of its business is unit-linked assurance products with a range of policyholder directed investment choices coupled with a small death benefit, sold through its subsidiaries.

<circle>Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)")  primarily
      offers  standard unit-linked products throughout the European Union.   At
      December 31, 1998 it had statutory capital and surplus of $6.8 million.

<circle>Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)") primarily offers tax deferred unit-linked products in niche markets throughout the world. At December 31, 1998 it had statutory capital and surplus of $2.1 million.

ACQUISITION STRATEGY AND RECENT ACQUISITIONS

      A principal component of SMC's strategy is to grow through the acquisition of life insurance companies and blocks of in force life insurance and annuities. SMC regularly investigates acquisition opportunities in the life insurance industry that complement or are otherwise strategically consistent with its existing business. Any decision to acquire a block of business or an insurance company will depend on a favorable evaluation of various factors. SMC believes that availability of blocks of business in the marketplace will continue in response to ongoing industry consolidation, risk-based capital requirements and other regulatory and rating agency concerns. In addition, SMC plans to market annuity and life insurance products directly as it has done in the past. SMC currently has no plans or commitments to acquire any specific insurance business or other material assets.

      SMC has the information systems and administrative capabilities necessary to add additional blocks of business without a proportional increase in operating expenses. In addition, SMC has developed management techniques for reducing or eliminating the expenses of the companies it acquires through the consolidation of their operations with those of SMC. Such techniques include reduction or elimination of overhead, including the acquired company's management, staff and home office, elimination of marketing expenses and, where appropriate, the substitution of Standard Marketing's network for the acquired company's current distribution system, and the conversion of the acquired company's data processing operations to SMC's system.

      SMC typically acquires companies or blocks of business through the purchase or exchange of shares. This method is also used for assumption reinsurance transactions. SMC's acquisitions may be subject to certain regulatory approvals, policyholder consents and stockholder approval.

      The following is a list of SMC's most recent acquisitions and the terms under which they were purchased:

<circle>On November 8, 1996, Standard Life acquired  through merger Shelby Life
      Insurance Company ("Shelby Life") from Delta Life and Annuity Corporation ("DLAC"), a life insurance company located in Memphis, Tennessee (the "Shelby Merger"). The purchase price was approximately $14.7 million, including $13.0 million in cash, 250,000 shares of restricted Common Stock (valued at $1.3 million) and acquisition costs of $.4 million. Financing for the Shelby Merger was provided by $10.0 million from an Amended Revolving Line of Credit Agreement (the "Amended Credit Agreement") and $4.0 million in subordinated convertible debt.

<circle>On March 12, 1998, SMC  acquired Savers Life Insurance Company ("Savers
      Life"). Each of the 1,779,908 shares of Savers Life Common Stock outstanding was converted into 1.2 shares of SMC Common Stock plus $1.50. Each holder of Savers Life Common Stock could elect to receive the $1.50 per share portion of the merger consideration in the form of additional shares of SMC Common Stock. SMC issued approximately 2.2 million shares with a value of approximately $14.9 million, paid $2.2 million in cash and $1.5 million in acquisition costs for an aggregate purchase price of $18.6 million. SMC increased the Amended Credit Agreement to $20.0 million as a result of the Savers Life acquisition. The acquisition of Savers Life included its wholly-owned subsidiary Savers Marketing.

<circle>On  October  30, 1998, SMC acquired Midwestern National Life  Insurance
      Company of Ohio, ("Midwestern Life"). SMC issued 696,453 shares of its common stock valued at $4.6 million, increased its bank debt by $6.0 million on restructured terms by increasing the Amended Credit Agreement to $26.0 million, and paid $2.9 million in cash and $.6 million of acquisition costs for an aggregate purchase price of $14.1 million to acquire Midwestern Life.

      The acquisitions of Shelby Life, Savers Life and Midwestern Life were accounted for using the purchase method of accounting and accordingly, SMC's consolidated financial statements include the results of operations of the acquired companies from the effective dates of their respective acquisitions. Shelby Life was merged into Standard Life, effective November 8, 1996, while Savers Life and Midwestern Life were merged into Standard Life effective December 31, 1998. As a result of these mergers, Standard Life remained as the surviving entity. Under purchase accounting, SMC allocated the total purchase price of the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill, which will be amortized on a straight-line basis over 20
- 30 years.

MARKETING

      DOMESTIC MARKETING

      GENERAL: Standard Marketing was organized as a wholesale distribution system to provide a lower cost alternative to the traditional captive agency force. Standard Marketing and Savers Marketing have established a network of approximately 20,000 independent general agents. These agents distribute a full line of life insurance and annuity products issued by Standard Life and Dixie Life and a select group of unaffiliated insurance carriers that Standard Marketing represents. As part of its normal recruiting, Standard Marketing selectively recruits new agents from those formerly associated with companies acquired by SMC.

      SMC believes that both agents and policy owners value the service provided by SMC. Standard Marketing and Savers Marketing i) assist agents in submitting and processing policy applications, ii) help ensure that issuing insurers pay commissions on a timely basis (commissions are paid within 24 hours subsequent to receipt of policyholder's deposit), iii) assist with licensing applications, iv) provide marketing support for its agents, and v) can introduce agents to lead services.

      STANDARD MARKETING agents offer a full portfolio of life insurance and annuity products that Standard Marketing has selected on the basis of their competitive position and likely consumer acceptance. Such portfolio includes FPDAs, equity- indexed annuities, whole and universal life insurance and critical illness products issued by Standard Life and Dixie Life, for which Standard Marketing is the exclusive distributor, and life insurance products issued by selected unaffiliated insurers. Standard Marketing receives override commissions on sales by its agents, which are in addition to the commissions paid to Standard Marketing's independent agents. The availability of override commissions provides an economic incentive to Standard Marketing to recruit agents who produce business. Standard Marketing's relationships with these companies are non-exclusive and are terminable by either party upon 30 days notice. Standard Marketing regularly evaluates the products its agents offer to determine whether products or insurers should be added to, or deleted from, the Standard Marketing portfolio. SMC does not insure any of the policies and contracts Standard Marketing's agents sell for unaffiliated insurers.

      Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by the issuing insurance companies, which perform all policy issuance, underwriting and accounting functions. SMC is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 6% of Standard Life's annual sales in 1998, and the top twenty individual agents accounted for approximately 42% of Standard Life's volume in 1998. At December 31, 1998, approximately 66% of Standard Marketing's independent agents were located in Florida, Indiana, California, Ohio, Texas, North Carolina, Illinois, Missouri and Georgia, with the balance distributed across the country. SMC is attempting to increase the number and geographic diversity of its agents. In 1997, SMC began writing significant amounts of business in California and the mid-south due to Standard Marketing's expansion efforts.

      SMC does not have exclusive agency agreements with its agents and management believes most of these agents sell products similar to those sold by SMC for other insurance companies. This could result in a sales decline if SMC's products were to become relatively less competitive. Standard Life's 1998 FPDA and equity indexed annuity sales increased partially due to an aggressive marketing campaign targeted to high volume sales agents and marketing companies. Also contributing to the increase in premiums was the continued development of Standard Life's distribution system through marketing support from Standard Marketing along with an aggressive program aimed at retention of key producers and expanded geographical concentration.

    SAVERS MARKETING distributes through financial institutions and independent general agents. Savers Marketing has approximately 4,000 active brokers and is not dependent on any one broker or agency for any substantial amount of its business. Each broker operates independently and is responsible for all of his or her expenses. Savers Marketing employs three Regional Managers, who are responsible for personally initiating and maintaining direct communications with brokers and are responsible for the recruitment and training of all new brokers.

      Savers Marketing also entered into a three-year marketing and administrative contract with QualChoice of North Carolina ("QualChoice") effective October 1, 1998 whereby Savers Marketing is the distribution system for the small group product offered by QualChoice. QualChoice is an HMO in a twenty-county area in the northwestern part of North Carolina offering HMO insurance coverage. Savers Marketing is compensated for this effort with a marketing fee, administrative fee and commission reimbursement for the use of its brokers. Prior to the agreement with Savers Marketing, QualChoice was under an agreement with Savers Life that commenced in 1996.

      INTERNATIONAL MARKETING

      PREMIER LIFE (LUXEMBOURG) AND PREMIER LIFE (BERMUDA), produced aggregate new premium deposits of approximately $43 million, $22 million and $17 million during 1998, 1997 and 1996, respectively. The increases in 1997 and 1998 relate to renewed marketing efforts in certain European countries, particularly in Sweden, Belgium and Italy. The countries within the European Union have been the main contributor to these sales. Although SMC expects this to be the case in the future, it plans to increase marketing efforts in other parts of the world as well.

      Although SMI anticipates as part of its long term plan to grow significantly through internal sales, acquisitions of other European insurance companies may be considered. It has designed and launched new single and regular premium products in recent years. It is also in discussions with a number of companies to form alliances to produce tailored products for their markets. It is currently the intention that Premier Life (Luxembourg) will write business within the European Union and Premier Life (Bermuda) will write international business elsewhere in the world. The market for SMI's products is considered to be medium to high net worth individuals who typically have in excess of $75,000 to invest in a single premium policy and medium to high earners who have in excess of $3,000 per annum to invest in a regular premium savings product. The above individuals would come from a combination of expatriates, residents of European Union countries and from other targeted areas. The expatriate and European insurance markets are well established and highly competitive with a large number of domestic and international groups operating in, or going into, the same markets as SMI.

      SMI's products are distributed via independent agents who have established connections with these targeted individuals. SMI is striving to develop into an entrepreneurial-intermediary oriented organization committed to building long term relationships with high quality distributors, thereby creating a niche position. SMI places the same emphasis as SMC's U.S. insurance companies on a high level of service to intermediaries and policyholders while striving to achieve low overhead costs.

PRODUCTS

      SMC primarily markets FPDAs, equity indexed annuities, whole life, universal and interest-sensitive life insurance policies and unit-linked policies. The following table sets forth the amounts and percentages of net premiums received by SMC from currently marketed products for the years ended December 31, 1998, 1997 and 1996, respectively (in thousands). Because GAAP generally excludes annuity and unit-linked products deposits, and premiums from universal and interest-sensitive life insurance from premium income, and thus does not fully reflect SMC's cash flow from new business, the premium information contained in the following table is reported using statutory accounting principles which includes the aforementioned items.

                                                                     Year Ended December 31,
                                                 1998                              1997                              1996
                                     Amount                 %          Amount              %            Amount             %
Currently marketed products:
    FPDAs                            $60,086              45.8         $41,066              55.5        $37,322            58.7
   Unit-linked products               42,536              32.5          21,954              29.7         16,902            26.6
   Equity-indexed annuities           16,858              12.9              --                --             --              --
   Universal and                       5,816               4.4           5,836               7.9          5,384             8.5
    interest-sensitive life
   Whole life                          3,282               2.5           2,349               3.2          2,546             4.0
   Single premium immediate annuities  2,545               1.9           2,704               3.7          1,423             2.2
                                    $131,123             100.0         $73,909             100.0        $63,577           100.0


      Annuity sales increased in 1998 primarily due to the introduction of new products and an increase in the agency base achieved through the recruitment of high volume agents. Also attributable to the annuity sales increase were larger managing general agencies and continued expansion of geographical concentration.

      The increase in deposits from unit linked products in 1998 is primarily due to a continuation of marketing efforts in certain European countries, particularly in Sweden, Belgium and Italy.

CURRENTLY MARKETED PRODUCTS

      The individual annuity business is a growing segment of the savings and retirement industry, which increased in sales from $1 billion in 1970 to more than $54 billion in 1990. The individual annuity market, which is one of SMC's primary targets, comprises 61% of those sales. As the 76 million baby boomers born from 1946 through 1964 grow older, demand for insurance products is expected to grow. SMC believes that those seeking adequate retirement incomes will become less dependent on Social Security and their employers' retirement programs and more dependent upon their own financial resources. Annuities currently enjoy an advantage over certain other saving mechanisms because the annuity buyer receives a tax-deferred accrual of interest on his investment during the accumulation period.

      SMI's products are sold primarily in Western Europe. SMC's gross sales percentages by U.S. geographical region are summarized as follows:

      STATE                          1998        1997        1996


      Indiana                         17%         21%         18%
      Ohio                            15          10          16
      North Carolina                  10           4           4
      Arizona                          9          --          --
      Florida                          8          10          14
      Hawaii                           7          --          --
      California                       5          11          11
      Nevada                           3           2           2
      Texas                            3           4           4
      All other states {(1)}          23          38          31
      Total                          100%        100%        100%

(1)   No other state had gross sales greater than 6%.

STANDARD LIFE PRODUCTS

      FLEXIBLE PREMIUM DEFERRED ANNUITIES ("FPDA"s) provide for an initial deposit by an annuitant and optional additional deposits, the time and amount of which are at the discretion of the annuitant. Standard Life credits the account of the annuitant with earnings at interest rates that are revised periodically by Standard Life until the maturity date. This accumulated value is tax deferred. Revisions to interest rates on FPDAs are restricted by an initial crediting rate guaranteed for a specific period of time and a minimum crediting rate guaranteed for the term of the FPDA. At maturity, the annuitant can elect a lump sum cash payment of the accumulated value or one of the various payout options available. Standard Life's FPDAs also provide for penalty-free partial withdrawals of up to 10% annually of the accumulation value after the annuitant has held the FPDA for more than 12 months. In addition, the annuitant may surrender the FPDA at any time before the maturity date and receive the accumulated value, less any surrender charge then in effect for that contract. To protect holders of FPDAs from a sharp reduction in the credited interest rate after a FPDA is issued, Standard Life permits the FPDA holder of certain annuities to surrender the annuity during a specified period without incurring a surrender charge if the renewal crediting rate is below a stated level. This stated level of interest is referred to as the "bail-out rate" and is typically below the original crediting rate, but above the minimum guaranteed crediting rate.

      As of January 1, 1999, the crediting rates available on Standard Life's currently marketed FPDAs ranged from 4.8% to 11.0%, with new issues having an interest rate with a one year guarantee period. After the initial period, the crediting rate may be changed periodically, subject to minimum guaranteed rates from 3.0% to 4.0%. As of January 1, 1999, interest crediting rates after the initial guarantee period ranged from 3.5% to 5.9%. The surrender charge is initially 7% or 15% of the contract value depending on the product and decreases over the applicable surrender charge period of five to thirteen years. As of January 1, 1999, the bail out rate for Standard Life's FPDAs was 4.5%; most currently marketed products carry a bail out rate for only the first two years after issuance. As of December 31, 1998, Standard Life had 8,962 currently marketed FPDA contracts in force.

      EQUITY-INDEXED FPDAS. In response to consumers' desire for alternative investment products with returns linked to those of common stocks, Standard Life introduced an equity-indexed FPDA product in May 1998. This product accounted for $16.9 million of the total premiums collected in 1998. The annuity's contract value is equal to the premium paid increased for returns based upon a percentage (the "participation rate") of the change in the S&P 500 Index during each year of its term, subject to a minimum guaranteed value. The Company has the discretionary ability to annually change the participation rate (which currently ranges from 65% to 70% plus a first-year "bonus"). The minimum guaranteed values are equal to 85% of first year and 90% of renewal premiums collected for FPDAs, plus interest credited at an annual rate of 3%. The annuity provides for penalty-free withdrawals of up to 10% in each year after the first year of the annuity's term. Other withdrawals from the product are subject to a surrender charge of 10% in the first year, declining each year, to zero over a 9 year period. The Company purchases Standard & Poor's 500 Index Call Options (the "S&P 500 Call Options") to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. As of December 31, 1998, Standard Life had 617 equity-indexed contracts.

      UNIVERSAL LIFE. Single premium universal life ("SPUL") policies provide for an initial deposit (flexible premium universal life ("FPUL") for periodic deposits), credit interest to account values and charge the account values for mortality and administrative costs. As of January 1, 1999, the current interest rate on new sales of SPULs and FPULs was 5.5% with a guaranteed interest rate of 3.4%. As of December 31, 1998, Standard Life had 78 and 496 SPUL and FPUL policies in force, respectively.

      SINGLE PREMIUM IMMEDIATE ANNUITIES. Standard Life offers a single premium immediate annuity ("SPIA") whereby an annuitant purchases an immediate annuity with a one-time premium deposit at the time of issuance. Standard Life begins a payout stream shortly after the time of issuance consisting of principal value plus accumulated interest credited to such annuity. This product credits interest based on an investment portfolio earned rate assumption. As of December 31, 1998, Standard Life had 764 SPIA contracts in force.

      WHOLE LIFE INSURANCE. Standard Life offers two types of non-participating whole life policies: one in face amounts up to $10,000 (which is only issued upon conversion of other policies) and the other in face amounts up to $50,000. Whole life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The whole life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, whole life policies begin to accrue a cash value which can be made available to the policyholder net of taxes and withdrawal penalties. As of December 31, 1998, Standard Life had 630 currently marketed whole life policies in force.

DIXIE LIFE PRODUCTS

      Life insurance policies sold by Dixie Life in the final expense, or burial market include fixed premium interest sensitive policies that provide for increasing death benefits, as well as traditional whole life policies. These policies are designed to cover expenses such as funeral, last illness, monument and cemetery lot. The policies provide for a death benefit, generally not in excess of $10,000, and a level premium payment. The products include a cash value which may be borrowed by the policyholder. Dixie Life's policies sold in other markets include interest sensitive and traditional whole life policies and forms of term policies. The interest sensitive whole life policies have a guaranteed interest rate of 5.5% on products marketed as of January 1, 1999. The interest sensitive and whole life policies include cash values which may be borrowed by the policyholder. Dixie Life issues policies on both a participating and non-participating basis. As of December 31, 1998, Dixie Life had 597 and 22,195 individual annuities and life policies in force, respectively. Effective January 1, 1999, SMC has decided not to sell new business through Dixie Life.

SMI PRODUCTS

      UNIT-LINKED POLICIES. SMI currently writes unit-linked life products, which are similar to U.S. produced variable life products. Separate account assets and liabilities are maintained primarily for the exclusive benefits of universal life contracts and investment contracts of which the majority represents unit-linked business, where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses within the separate accounts accrue directly to the policyholders. The fees received by SMI for administrative and contract holder maintenance services performed for these separate accounts are included in SMC's statement of operations.

      In the past, SMI also wrote investment contracts and universal life policies and to a lesser extent, traditional life policies. The investment contracts are mainly short-term single premium endowments or temporary annuities under which fixed benefits are paid to the policyholder. The terms of these contracts are such that SMC has relatively small morbidity or mortality risk. The universal life contracts are mainly regular premium and single premium endowment. The benefits payable to the policyholders are directly linked to the investment performance of the underlying assets.

CLOSED BLOCKS

      SMC also generates cash flow and income from its closed blocks of in force life insurance and annuities. Closed blocks are blocks of in force life insurance and annuities that are not currently being marketed by SMC. The closed block designation does not have legal or regulatory significance and there are no restrictions on the assets or future profits of closed blocks. The premiums received on the closed blocks were primarily from the ordinary and universal life business. This decline in premium income is expected as a result of policy lapses, surrenders and expiries from closed blocks of business.

      ANNUITIES. SMC's closed blocks of deferred annuities consist primarily of FPDAs and a small amount of single premium deferred annuities ("SPDAs") which, unlike FPDAs, do not provide for additional deposits. As of January 1, 1999, these deferred annuities had crediting rates ranging from 3.5% to 5.5% and guaranteed minimum crediting rates ranging from 3.0% to 5.5%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. SMC's closed blocks of annuities include payout annuities. Payout annuities consist of those annuities the benefits of which are being paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. SMC's crediting rates on payout annuities range from 3.0% to 6.5% and cannot be changed. At December 31, 1998, SMC had 10,993 annuity contracts in force for closed blocks.

      ORDINARY LIFE. The ordinary life policies included in SMC's closed blocks are composed primarily of fixed premium, cash value whole life products. In addition, they include annually renewable term policies as well as five, ten and fifteen year level premium term policies. At December 31, 1998, SMC had 41,868 ordinary life policies in force for closed blocks.

      UNIVERSAL LIFE. Certain closed blocks include universal life business. For this business, SMC credits deposits and interest to account values and charges the account values for mortality and administrative costs. At December 31, 1998, SMC had 6,724 universal life policies in force for the closed block of business.

PRODUCT PROFITABILITY

      The profitability of the life insurance and annuity products depend to a significant degree on the maintenance of profit margins between investment results from invested assets and interest credited on insurance and annuity products. During 1998, such margins increased as a result of decreased crediting rates on insurance and annuity products. Refer to "Investments" in
Item 1 of this report.

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

      The average expected remaining life of Standard Life's ordinary life business in force at December 31, 1998 was 9.4 years. This calculation was determined based upon SMC's actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

      Policyholders sometimes do not pay premiums, thus causing their policies to lapse. For the years 1998, 1997 and 1996 Standard Life experienced total policy lapses of 6.1%, 6.5% and 6.3% of total policies in force at December 31 of each year, respectively. The American Council of Life Insurance 1998 Fact Book reported industry life insurance voluntary termination rates in 1997 of 14.9% for policies in force less than two years, 4.4% for policies in force for two years or more and 6.1% for all policies in force.

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

      SMC's administrative departments in the United States use a common integrated system that permits efficiency and cost control. SMC's MIS system serviced approximately 192,000 active and inactive policies at December 31, 1998 and is continually being improved to provide for growth from acquisitions and sales.

      SMI's administrative and MIS departments in Luxembourg are an autonomous unit from the systems in the United States. SMC is in the process of improving the MIS systems of SMI and integrating them with the U.S. systems.

INVESTMENTS

      Investment activities are an integral part of SMC's business as the investment income of SMC's insurance subsidiaries is an important part of its total revenues. Profitability is significantly affected by spreads between rates credited on insurance liabilities and interest earned on invested assets. Substantially all credited rates on FPDAs may be changed at least annually. For the year ended December 31, 1998, the weighted average interest rate credited on SMC's interest-sensitive liability portfolio, excluding liabilities related to separate accounts, was approximately 5.25% per annum, and the weighted average net yield of SMC's investment portfolio for the year ended December 31, 1998 was 7.48% for an average interest spread of 223 basis points at December 31, 1998, compared to 206 basis points at December 31, 1997. The increase in the average interest spread includes i) lower crediting rates on new and existing FPDA business in order to meet targeted pricing spreads, offset by,
ii) deposits from FPDA sales being invested at interest rates lower than the current portfolio rate due to a general decline in interest rates during 1998. Increases or decreases in interest rates could increase or decrease the average interest rate spread between investment yields and interest rates credited on insurance liabilities, which in turn could have a beneficial or adverse effect on the future profitability of SMC. Sales of fixed maturity securities that result in investment gains may also tend to decrease future average interest rate spreads. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

      SMC balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. The "duration" of a security is the time-weighted present value of the security's cash flows and is used to measure a security's price sensitivity to changes in market interest rates. The adjusted modified duration of fixed maturities and short-term investments for its U.S. insurance subsidiaries was 5.6 years at December 31, 1998 and December 31, 1997.

      SMC's investment strategy is guided by strategic objectives established by the Investment Committee of the Board of Directors. SMC's major investment objectives are to: (i) ensure adequate safety of investments and protect and enhance capital; (ii) maximize after-tax return on investments; (iii) match the anticipated duration of investments with the anticipated duration of policy liabilities; and (iv) provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment yield. Consistent with its strategy, SMC invests primarily in securities of the U.S. government and its agencies, investment grade utilities and corporate debt securities and collateralized mortgage obligations ("CMOs"). When opportunities arise below investment grade securities may be purchased, however, protection against default risk is a primary consideration. SMC has determined it will not invest more than 7% of its bond portfolio in below investment grade securities.

      The following table sets forth the quality of SMC's fixed maturity securities as of December 31, 1998, classified in accordance with the ratings assigned by the National Association of Insurance Commissioners ("NAIC"):

                                                 Percent of Fixed
               NAIC RATING (1)                  MATURITY SECURITIES

               1                                        51
               2                                        44
                  Investment Grade                      95
               3-4                                       5
               5-6...................................    --
                  Below Investment Grade                 5
                       Total fixed maturity securities 100%

(1) The NAIC assigns securities quality ratings and uniform book values called "NAIC Designations," which are used by insurers when preparing their annual statements. The NAIC assigns ratings to publicly traded and privately-placed securities. The ratings assigned by the NAIC range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality.

      Conseco Capital Management Inc. ("CCM"), a wholly owned subsidiary of Conseco, Inc., manages SMC's invested assets (other than mortgage loans, policy loans, real estate and other invested assets), subject to the direction of SMC's Investment Committee. In 1998, a quarterly fee equal to .035% of the total market value of the assets under management as of the end of each quarter was paid to CCM for its investment advisory services.

      Approximately 12% of SMC's fixed maturity securities at December 31, 1998 is comprised of mortgage-backed securities which include CMOs and mortgage-backed pass-through securities. Approximately 8% of the book value of mortgage-backed securities in SMC's portfolio is backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest and 85% are backed by an agency of the U.S. government (although not by the full faith and credit of the U.S. government). SMC closely monitors the market value of all investments within its mortgage-backed portfolio.

      The following table summarizes SMC's mortgage-backed securities at December 31, 1998 (in thousands):

                                                                                                        Estimated          Avg.
                                                         % of                            % of           Avg. Life          Term
                                      Amortized          Fixed           Fair            Fixed             of            to Final
                                        Cost          Maturities         Value        Maturities       Investment        Maturity
                                                                                                       (In Years)       (In Years)
Agency CMOs:
Planned and target amortization     $39,465           7.2%            $39,629         7.2%            5.7               19.9
   classes
Sequential and support classes      21                 --             20               --             0.1               22.0
               Total                39,486            7.2             39,649          7.2             5.8               19.9
Non-agency CMOs:
             Sequential classes     4,891              .9             4,930            .9             4.4               10.9
Total CMOs                          44,377            8.1             44,579          8.1             5.7               18.9
Agency mortgage-backed pass-through
             securities             22,344            4.1             22,546          4.1             2.4               15.2
               Total mortgage-      $66,721           12.2%           $67,125         12.2%           4.6               17.7
               backed securities

      The market  values  for  SMC's mortgage-backed securities were determined
from  broker-dealer  markets,  internally   developed  methods  and  nationally
recognized statistical rating organizations.

      Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. SMC has addressed this risk of prepayment risk by investing 59% of its mortgage-backed investment portfolio in planned and target amortization classes. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes"). Mortgage-backed pass-through securities, "sequential" and support class CMOs, which comprised the remaining 41% of the book value of SMC's mortgage-backed securities at December 31, 1998, are more sensitive to this prepayment risk.

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

UNDERWRITING

      Premiums charged on insurance products are based in part on assumptions about the incidence and timing of insurance claims. SMC has adopted and follows underwriting procedures for both its whole life and universal life insurance policies. To implement these procedures, SMC employs a professional underwriting staff. All underwriting decisions are made in SMC's home office. To the extent that an applicant does not meet SMC's underwriting standards for issuance of a policy at the standard risk classifications, SMC may rate or decline the application. Underwriting with respect to FPDAs is minimal. No underwriting procedures are applied to Standard Life's $10,000 conversion policy or SMI's unit-linked business.

      Traditional underwriting procedures are not applied to policies acquired in blocks. In these cases, SMC reviews the mortality experience for recent years and compares actual experience to that assumed in the actuarial projections for the acquired policies.

RESERVES

      In accordance with applicable insurance laws, SMC's insurance subsidiaries have established and carry as liabilities in their statutory financial statements, actuarially determined reserves to satisfy their respective annuity contract and life insurance policy obligations. Reserves, together with premiums to be received on outstanding policies and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality tables and interest rates.

      The reserves in the consolidated financial statements in this report are calculated based on GAAP and differ from those specified by the laws of the various states and recorded in the statutory financial statements of SMC's insurance subsidiaries. These differences arise from the use of different mortality tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business. See note 1 to the consolidated financial statements for reserve assumptions under GAAP.

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

      Reinsurance ceded on life insurance policies to unaffiliated companies by SMC in 1998, 1997 and 1996 represented 48.9%, 51.9% and 57.6%, respectively, of gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies by SMC in 1998, 1997 and 1996 represented .02% for all three years of net combined individual life insurance in force excluding reinsurance from The Guardian Insurance and Annuity Company, Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, NY.

      The following is reinsurance ceded information for in force life insurance policies at December 31, 1998 (in thousands):

                                                        % of Total
                                 Face Value of          Reinsurance           Reinsurance
INSURANCE COMPANY                LIFE POLICIES             CEDED              RECOVERABLE
Lincoln National Life        385,183               31.3%                 2,546
Insurance Company
Swiss Re Life and Health     163,306               13.3%                 848
Security Life of Denver      147,718               12.0%                 990

      Reinsured life insurance in force at December 31, 1998 is ceded to insurers rated "A" or better by A.M. Best. SMC historically has not experienced any material losses in collection of reinsurance receivables.

      Commencing January 1, 1995, SMC began to reinsure a portion of its annuity business. The primary purposes of the reinsurance agreement were to limit the net loss arising from large risks, maintain SMC's exposure to loss within capital resources and provide additional capacity for future growth. Furthermore, these reinsurance agreements have allowed SMC to write volumes of business that it would not otherwise have been able to write due to restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that can occur in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. SMC's largest annuity reinsurer at
December 31, 1998, Winterthur Life Re Insurance Company ("Winterthur"), represented $33.7 million, or 56.4% of total reinsurance recoverable, $6.6 million of premium deposits ceded in 1998 and is rated "A" ("Excellent") by A.M. Best. From January 1, 1996 to March 31, 1996, Standard Life ceded a 50% quota-share portion of its annuity business. Effective April 1, 1996, Standard Life reduced it to 25% and effective October 1, 1998, discontinued ceding its annuity business. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies if adjusted surplus is less than 5.5% of admitted assets or $31.5 million at December 31, 1998.

      On March 18, 1996, Standard Life completed the sale of First International to GIAC and received proceeds of $10.4 million including $1.5 million for the charter and licenses. Standard Life realized a net pretax gain of $1.0 million and a tax benefit of $1.4 million on the sale. First International, Standard Life and GIAC have entered into a series of reinsurance and other agreements that include provisions for Standard Life to administer First International policies in force at the date of sale, and for Standard Life to continue to receive the profit stream from certain First International policies in force effective January 1, 1996.

      Effective January 1, 1996, GIAC entered into a modified coinsurance indemnity reinsurance agreement with Standard Life with respect to Blocks I (ordinary life policies issued in New York and New Jersey) and II (ordinary life policies not issued in New York and New Jersey). Pursuant to this agreement, Standard Life administers the policies in both Block I and Block II. Under the terms of the agreement, Standard Life assumed approximately $18.8 million of reserves for Block I and Block II from GIAC as of January 1, 1996. During 1996, Standard Life incurred and paid experience rating refunds to GIAC on Block I for profits earned in excess of specified amounts. These refunds were calculated and paid on a quarterly basis. As a result, the economic risks and benefits associated with Block I remained with GIAC. Effective January 1, 1997, GIAC and Standard Life agreed to terminate the Block I agreement.

      Savers Life issued and marketed medicare supplement policies in 1998 including the time period from March 12, 1998, the acquisition date of Savers Life, through July 1, 1998, when the medicare supplement business was sold. In connection with the sale of the Medicare supplement business, Savers Life received an initial statutory ceding allowance of $4.2 million which was offset by a reserve reduction of $1.6 million and write off of present value of future profits of $2.6 million and resulted in no gain or loss for GAAP. Under the terms of the reinsurance agreement, Savers Life will administer the Medicare supplement business through September 1, 1999 and will receive administration fee income as a result of this transaction. The consummation of this transaction resulted in the Company exiting from the Medicare supplement business it acquired with the Savers Life acquisition.

      In order to write an increasing amount of new business while continuing to meet the statutory requirements of the states in which it conducts its insurance operations, it has been necessary for Dixie Life to utilize various forms of surplus relief. The principal source of surplus relief has been financial reinsurance agreements, which for GAAP purposes are treated as financing arrangements, but for statutory accounting purposes provide reserve reductions that, in equal amount, increase statutory surplus. Dixie Life has a financial reinsurance agreement that entitles it to a reduction of $.9 million to its statutory reserves at December 31, 1998, with the amount of the reduction decreasing each quarter by the amount of profit generated to Dixie Life by the underlying block of business.

COMPETITION

      The life insurance industry is highly competitive and consists of a large number of both stock and mutual insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by SMC. There are approximately 2,000 life insurance companies in the United States which may offer insurance products similar to those marketed by SMC. Competition within the life insurance industry occurs on the basis of, among other things, i) product features such as price and interest rates, ii) perceived financial stability of the insurer, iii) policyholder service, iv) name recognition and v) ratings assigned by insurance rating organizations. Additionally, when SMC bids on companies it wishes to acquire, it typically is in competition with other entities.

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

      Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which are marketing insurance products and which offer competing products such as savings accounts and securities. In the case of banks, these insurance products are sold for non-affiliate insurance companies in return for a sales fee. A change in legislation may increase interest on the part of banks to begin selling annuities or to expand their existing efforts to sell annuities. The decision could result in a partial shift in the distribution of annuities from insurance agents to national banks, which could have a negative impact in the Company's sales. The Company began distributing annuities through financial institutions as a result of the acquisition of Savers Marketing in March 1998.

      The unit-linked life insurance market in Europe is highly competitive and consists of many companies domiciled in the United Kingdom and its offshore centers, as well as many companies in Luxembourg and Ireland which sell products similar to those of SMI. SMI is able to develop its share of a competitive market by developing strong relationships with high-quality independent intermediaries and by continual innovation in the design of niche market products.

      Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. Standard Life and Dixie Life have a rating of "B+" and "B", respectively by A.M. Best. A rating of "B+" is assigned by A.M. Best to companies which, in their opinion, have achieved very good overall performance when compared to the standards established by A.M. Best, and have a good ability to meet their obligations to policyholders over a long period of time. A rating of "B" is assigned by A.M. Best to companies which, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Generally, rating agencies base their ratings on information furnished to them by the issuer and on their own investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on Standard Life and Dixie Life's business, management believes that Standard Life and Dixie Life are able to compete on the basis of their competitive crediting rates, asset quality, strong relations with their independent agents and the quality of service to their policyholders.

FEDERAL INCOME TAXATION

      The life insurance and annuity products marketed and issued by Standard Life and Dixie Life generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Life insurance benefits, which accrue prior to the death of the policyholder, and annuity benefits are generally not taxable until paid and life insurance death benefits are generally exempt from income tax. The tax advantage for life insurance and annuity products is provided in the Internal Revenue Code ("IRC"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

      SMC, Standard Marketing and other U.S. non-insurance subsidiaries file a consolidated return for federal income tax purposes. Beginning in 1997, Standard Life and Dixie Life were eligible to file a life/life consolidated return. As such, Standard Life and Dixie Life filed a life/life consolidated return for 1997 and plan to file a consolidated return for 1998. As of December 31, 1998, SMC, Standard Marketing and other U.S. non-insurance subsidiaries had consolidated net operating loss carryforwards of approximately $9.4 million for tax return purposes which expire from 2005 to 2012.

      At December 31, 1998, the Standard Life consolidated return had tax return net operating loss carryforwards of approximately $4.1 million, which expire in 2010 and 2018. As a result of the change in ownership of Midwestern Life, $1.1 million of these loss carryforwards are subject to an annual limitation of $.7 million. These carryforwards will be available to reduce the taxable income of the Standard Life consolidated return. The change in ownership of Savers Life and Midwestern Life will not result in additional limitations on the use of the loss carryforwards available to Standard Life.

      Standard Management International is a Luxembourg holding company which is currently exempt from Luxembourg income tax. Premier Life (Bermuda) is exempt from income tax until March 2016 pursuant to a decree from the Minister of Finance. Premier Life (Luxembourg) is subject to Luxembourg income taxation (statutory corporate rate of 37.45%) and a capital tax of approximately 1% of its net equity. At December 31, 1998, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $2.6 million, all of which may be carried forward indefinitely. To the extent that such income is taxable under U.S. law, it will be included in SMC's consolidated return.

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

FOREIGN OPERATIONS AND CURRENCY RISK

      SMI policyholders invest in assets denominated in a broad range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly into options, futures and derivatives.

      SMI could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by the independent actuary. In addition, Premier Life (Luxembourg's) stockholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge its translation risk because its stockholder's equity will remain in Luxembourg francs for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated. At December 31, 1998, there is an immaterial unrealized loss from foreign currency translation.

      Due to the nature of unit-linked products issued by SMI, which represent over 94% of the SMI portfolio, the investment risk rests with the policyholder. Investment risk for SMI exists where investment decisions are made with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short term investments and fixed maturity securities which are normally bought and/or disposed of only on the advice of independent consulting actuaries who perform an annual exercise comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material foreign currency mismatches are then covered by buying and/or selling the securities as appropriate.

REGULATORY FACTORS

      SMC's insurance subsidiaries are subject to significant regulation by the insurance regulatory authorities in the jurisdictions in which they are domiciled and the insurance regulatory bodies in the other jurisdictions in which they are licensed to sell insurance. The purpose of such regulation is primarily to ensure the financial stability of insurance companies and to provide safeguards for policyholders rather than to protect the interest of stockholders. The insurance laws of various jurisdictions establish regulatory agencies with broad administrative powers relating to i) the licensing of insurers and their agents, ii) the regulation of trade practices, iii) management agreements, iv) the types of permitted investments and maximum concentration, v) deposits of securities, vi) the form and content of financial statements, vii) premiums charged by insurance companies, viii) sales literature and insurance policies, ix) accounting practices and the maintenance of specified reserves, and x) capital and surplus. SMC's insurance subsidiaries are required to file detailed periodic financial reports with supervisory agencies in certain jurisdictions.

      Most states have also enacted legislation regulating insurance holding company activities including acquisitions, extraordinary dividends, terms of surplus debentures, terms of affiliate transactions and other related matters. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain intercompany transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of certain material intercompany transfers of assets within the holding company structure. Recently a number of state regulators have considered or have enacted legislation proposing that change, and in many cases increase, the authority of state agencies to regulate insurance companies and holding companies. For additional information on state laws regulating insurance company subsidiaries, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", and Note 13 to the Company's consolidated financial statements.

      Under Indiana insurance law, Standard Life may not enter into certain transactions, including management agreements and service contracts, with members of its insurance holding company system, including Standard Management, unless Standard Life has notified the Indiana Department of Insurance of its intention to enter into such transactions and the Indiana Department of Insurance has not disapproved of them within the period specified by Indiana law. Among other things, such transactions are subject to the requirement that their terms and charges or fees for services performed be fair and reasonable.

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

      In some instances many state regulatory authorities require deposits of assets for the protection of policyholders either in those states or for all policyholders. At December 31, 1998, securities representing approximately 4% of the book value of SMC's U.S. insurance subsidiaries' invested assets were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards that the particular state has established. Assets of SMI of $6.5 million at December 31, 1998 were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.

      In recent years, the NAIC and state insurance regulators have reexamined existing laws and regulations and their application to insurance companies. This reexamination has focused on i) insurance company investment and solvency issues, ii) risk-based capital guidelines, iii) assumption reinsurance, iv) interpretations of existing laws, v) the development of new laws, vi) the interpretation of nonstatutory guidelines, vii) the standardization of statutory accounting rules and viii) the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model NAIC laws on specific topics such as holding company regulations and the definition of extraordinary dividends. It is not possible to predict the future impact of changing state regulation on the operations of SMC.

      The NAIC, as well as Indiana and Mississippi have each adopted Risk-Based Capital ("RBC") requirements for life and health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. State insurance regulators use the RBC requirements as regulatory tools only, which aid in the identification of insurance companies that could potentially lack sufficient capital. Regulatory compliance is determined by a ratio (the "RBC Ratio") of the company's regulatory total adjusted capital to its authorized control level RBC. The two components of the RBC Ratio are defined by the NAIC. The RBC ratios which require corrective action as follows:

LEVEL                  RBC RATIO          CORRECTIVE ACTION
Company Action          1.5 - 2           Company is required to submit a plan
                                             to improve its RBC Ratio
Regulatory Action       1 - 1.5           Regulators will order corrective
                                             actions
Authorized Control      0.7 - 1           Regulators are authorized to take
                                             control of the company
Mandatory Control       less than 0.7     Regulators must take over the company

      At December 31, 1998, the RBC Ratios of Standard Life and Dixie Life were both at least two and a half times greater than the levels at which company action is required. If these RBC Ratios should decline in the future, those subsidiaries might be subject to increased regulatory supervision and decreased ability to pay dividends, management fees and surplus debenture interest to SMC.

      On the basis of annual statutory statements filed with state regulators, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments to which we have responded. Such inquiries did not lead to any restrictions affecting the Company's operations.

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

   The statutory filings of SMC's insurance subsidiaries require classifications of investments and the establishment of an Asset Valuation Reserve ("AVR"), designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. The AVR consists of two main components: a "default component" to provide for future credit-related losses on fixed income investments and an "equity component" to provide for losses on all types of equity investments, including real estate. The NAIC requires an additional reserve, called the Interest Maintenance Reserve ("IMR"), which consists of the portion of realized capital gains and losses from the sale of fixed income securities attributable to changes in interest rates. The IMR is required to be amortized against earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. These regulations affect the ability of SMC's insurance subsidiaries to reflect future investment gains and losses in current period statutory earnings and surplus.

   The amounts related to AVR and IMR for the insurance subsidiaries at December 31, 1998 are summarized as follows (in thousands):

                                                 Maximum
                                          AVR      AVR      IMR

               Standard Life...........$3,987   $5,605  $14,246
               Dixie Life.................252      308      155

      The annual addition to the AVR for 1998 is 20% of the maximum reserve over the accumulated balance. If the calculated reserve with current year additions exceeds the maximum reserve amount, the reserve is reduced to the maximum amount. For the year ended December 31, 1998, SMC's U.S. subsidiaries each made the required contribution to the AVR.

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

      As part of their routine regulatory oversight process, approximately once every three to five years state insurance departments conduct periodic detailed examinations ("Examinations") of the books, records and accounts of insurance companies domiciled in their states. Standard Life underwent an Examination during 1996 for the five-year period ended December 31, 1995 and Dixie Life underwent an examination during 1998 for the five-year period ended December 31, 1997. The final examination reports issued by the Indiana and Mississippi Departments of Insurance did not raise significant issues.

      The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. In addition, legislation has been introduced from time to time in recent years which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

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

EMPLOYEES

      As of March 15, 1999, SMC had 141 employees which were comprised of the following: Standard Life - 96 employees, SMI - 17 employees (9 of whom are covered by a collective bargaining agreement), Standard Marketing - 10 employees, Standard Management - 10 employees and Savers Marketing - 8 employees. SMC believes that its future success will depend, in part, on its ability to continue to attract and retain highly-skilled technical, marketing, support and management personnel. Management believes that it has excellent relations with its employees.

ITEM 2.  PROPERTIES

      DOMESTIC OPERATIONS. SMC leases approximately 31,000 square feet in an office building located at 9100 Keystone Crossing, Indianapolis, Indiana, under the terms of a lease which expires on June 1, 2001. SMC entered into a lease on March 31, 1997, for approximately 16,000 square feet in a warehouse located at 2525 North Shadeland, Indianapolis, Indiana, under the terms of a lease which expires on September 30, 1999.

      Dixie Life leased approximately 1,000 square feet in an office complex located at 855 South Pear Orchard Road, Suite 305, Ridgeland, Mississippi, under the terms of a lease which expired on December 31, 1998. Dixie Life leases an office service area located at 1060 East County Line Road, Ridgeland, Mississippi, under the terms of a lease that expires on June 30, 1999.

      Savers Marketing leases approximately 11,500 square feet in an office building located at 8064 North Point Boulevard, Winston-Salem, North Carolina, under the terms of a lease that expires on September 30, 2001.

      INTERNATIONAL OPERATIONS. SMI entered into a lease on November 17, 1997 for approximately 4,500 square feet in an office building located at 13A, rue de Bitbourg, L-1273 Luxembourg, Grand Duchy of Luxembourg, under the terms of a lease which expires on November 16, 2003.

ITEM 3.  LEGAL PROCEEDINGS

      John J. Quinn resigned as an officer and director of SMC effective April 15, 1997. On June 19, 1997, Mr. Quinn commenced an action in the
Superior Court of Marion County, Indiana, against SMC claiming that his employment agreement contained a provision to the effect that, following a termination of his employment with SMC under certain circumstances, Mr. Quinn would be entitled to receive a lump sum payment equal to the amount determined by multiplying the number of shares of SMC Common Stock subject to unexercised stock options previously granted by SMC to Mr. Quinn on the date of termination, whether or not such options were then exercisable, by the highest per share fair market value of the SMC Common Stock on any day during the six-month period ending on the date of termination. Upon payment of such amount, such unexercised stock options would be deemed to have been surrendered and canceled. Mr. Quinn further claims that his employment agreement contained an additional provision that he would be entitled to receive a lump sum payment equal to two years of annual salary, following termination of employment. Mr. Quinn has asserted to SMC that he is entitled to a lump sum termination payment of $1.7 million, and liquidated damages not exceeding $3.3 million, by virtue of his voluntarily leaving SMC's employment.

      SMC disputes Mr. Quinn's claims. SMC filed its Answer and Counterclaim against Mr. Quinn on September 11, 1997. SMC's investigation since the action was filed revealed a basis for the termination of Mr. Quinn's employment for cause relative to after-acquired evidence. On October 14, 1997, the Board of Directors of SMC terminated Mr. Quinn for cause effective March 15, 1997. Such termination will also be argued by SMC as a complete defense to all claims asserted by Mr. Quinn. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements. Management believes that the conclusion of such litigation will not have a material adverse effect on SMC's consolidated financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      At the Company's Annual Meeting of Stockholders held on June 10, 1998, the following individuals were elected to the Board of Directors:

                             Shares For                     Shares Withheld
John J. Dillon               6,054,707                         90,508
Jerry E. Francis             6,039,211                         106,004
Ronald D. Hunter             6,052,182                         93,033
Edward T. Stahl              6,051,558                         93,657

      A total of 6,145,215 shares were present in person or by proxy at the Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

      The following table sets forth information concerning each of SMC's executive officers:

  NAME             AGE              POSITION

Ronald D. Hunter   47  Chairman of the Board, Chief Executive Officer
                          and President
Raymond J. Ohlson  48  Executive Vice President and Chief Marketing Officer
Paul B. Pheffer    47  Executive Vice President, Chief Financial Officer
                          and Treasurer
Stephen M. Coons   57  Executive Vice President, General Counsel and Secretary
Edward T. Stahl    52  Executive Vice President and Chief Administrative
                          Officer

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

      RAYMOND J. OHLSON Mr. Ohlson has served as Executive Vice President and director of SMC since December 1993. He has served as President and director of Standard Marketing since August 1991. Since June 1993, Mr. Ohlson has served as President of Standard Life. Mr. Ohlson entered the life insurance business in 1971. While still in college, Mr. Ohlson qualified for the Million Dollar Round Table and is now a life member. He earned his CLU designation in 1980.
Mr. Ohlson owned and operated Ohlson & Associates, an independent insurance marketing organization, from 1984 to April 1994, when the assets of Ohlson & Associates were acquired by Standard Marketing.

      PAUL ("PETE") B. PHEFFER Mr. Pheffer has been Executive Vice President, Chief Financial Officer and Treasurer of SMC since May 1997 and director of SMC since June 1997. Prior to joining SMC, Mr. Pheffer was Senior Vice President -- Chief Financial Officer and Treasurer of Jackson National Life Insurance Company from 1994 to 1996 and prior to that was Senior Vice President -- Chief Financial Officer at Kemper Life Insurance Companies from 1992 to 1994.
Mr. Pheffer, a CPA, received his MBA from the University of Chicago in 1988.

      STEPHEN M. COONS Mr. Coons has been a director of SMC since August 1989. Mr. Coons has been General Counsel and Executive Vice President of SMC since March 1993 and has been Secretary of SMC since March 1994. He was of counsel to the law firm of Coons, Maddox & Koeller from March 1993 to December 1996. Prior to March 1993, Mr. Coons was a partner with the law firm of Coons & Saint. He has been practicing law for 28 years. Mr. Coons served as Indiana Securities Commissioner from 1978 to 1983.

      EDWARD T. STAHL Mr. Stahl has been an Executive Vice President of SMC since its formation, has been a director of SMC from July 1989 and was appointed Chief Administrative Officer in November 1998. Mr. Stahl was Secretary of SMC from June 1989 to March 1994. Mr. Stahl was President and Chief Operations Officer of Standard Life from May 1988 to June 1993. He has been a director of Standard Life since December 1987, and Executive Vice President and Secretary since June 1993. Mr. Stahl has served in various capacities in the insurance industry since 1966. He earned his FLMI designation in 1981, and is a member of several insurance associations.

                                       PART II

ITEM 5.  MARKET FOR SMC COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   SMC Common Stock trades on NASDAQ under the symbol "SMAN." The following table sets forth, for the periods indicated, the range of the high and low sales prices of SMC Common Stock as reported by NASDAQ. SMC has never paid dividends on its Common Stock. At the close of business on March 15, 1999 there were approximately 3,046 holders of record of the outstanding shares of SMC Common Stock. Although SMC Common Stock is traded on Nasdaq, no assurance can be given as to the future price of or the markets for the stock.

                                                                   SMC
                                                              COMMON STOCK
                                                            HIGH         LOW

1997
      Quarter ended March 31, 1997                         6.250       4.875
      Quarter ended June 30, 1997                          6.000       4.625
      Quarter ended September 30, 1997                     7.875       5.688
      Quarter ended December 31, 1997                      8.375       6.500
1998
      Quarter ended March 31, 1998                         7.500       6.125
      Quarter ended June 30, 1998                          7.625       7.000
      Quarter ended September 30, 1998                     7.563       6.625
      Quarter ended December 31, 1998                      7.000       6.000

ITEM 6.  SMC SELECTED HISTORICAL FINANCIAL DATA
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   The following historical financial data of SMC was derived from its audited consolidated financial statements. This historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the SMC Consolidated Financial Statements and related Notes.

                                                                   Year Ended December 31
                                   1998                1997              1996               1995              1994
STATEMENT OF OPERATIONS DATA:
Premium income                     $14,479      (d)    $7,100            $10,468     (c)    $5,504            $4,565
Investment activity:
   Net investment income           34,580              29,516            20,871             18,517            16,057
   Net realized investment gains   353                 396               1,302              688               558
Total revenues                     62,870              46,611            40,205             30,238            26,518
Interest expense and financing     2,955               2,381             805                118               47
costs
Total benefits and expenses        56,559              43,349            36,670      (c)    28,682            30,032
Income (loss) before income taxes,
   extraordinary gain (charge) and
   cumulative effect of change in  6,311               3,262             3,535              1,556             (3,514)
   accounting principle
Income (loss) before extraordinary
gain
   (charge) and cumulative effect  4,681               2,645             4,265              1,313             (3,436)
   of change in accounting
   principle
Net income (loss)                  4,681               2,645             4,767              1,313             (3,436)
Operating income (a)               4,448               2,384             1,174              461               293
PER SHARE DATA:
Income (loss) per share before
extraordinary
   gain (charge) and cumulative    $.68                $.54              $.88               $.25              $(.62)
   effect of change in accounting
   principle
Net income (loss)                  .68                .54                .98                .25               (.62)
Net income (loss), assuming        .62                .48                .91                .25               (.61)
  dilution
Operating income (a)               .65                .49                .24                .09               .05
Operating income, assuming         .58                .43                .21                .09               .05
  dilution (a)
Weighted average common shares
   outstanding, assuming dilution  9,363,763           5,591,217         5,549,057          5,345,937         5,663,187
Book value per common share        $8.64               $8.88             $7.95              $7.73             $4.27
Book value per common share
excluding
   unrealized gain (loss) on       $8.43               $8.44             $8.09              $7.23             $6.81
   securities available for sale
Common shares outstanding          7,641,454           4,876,490         5,024,270          5,205,425         5,291,455
BALANCE SHEET DATA (at year end):
Invested assets                    $592,123            $398,782          $370,138           $280,597          $224,926
Assets held in separate accounts   190,246             148,064           128,546            122,705           94,301
Total assets                       956,150             668,992           628,413            479,598           373,524
Long-term debt, notes payable and
capital lease obligations          35,000              26,141            20,697             4,191             695
Series A preferred stock           6,530               --                --                 --                --
Class S preferred stock            --                  --                1,757              --                --
Shareholders' equity               66,042              43,313            39,919             40,242            22,610
Shareholders' equity, excluding
unrealized gain (loss) on          64,382              41,142            40,665             37,660            36,021
securities available for sale
Ratio of debt to total             33%                 38%               33%                9%                3%
capitalization (b)

                NOTES TO SMC SELECTED HISTORICAL FINANCIAL DATA
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


   Comparison of consolidated financial information is significantly affected by the acquisitions of Dixie Life on October 2, 1995, Shelby Life on November 8, 1996, Savers Life on March 12, 1998, Midwestern Life on October 30, 1998 and on the disposal of First International on March 18, 1996. Refer to the notes to the consolidated financial statements in this report for a description of business combinations.

(a)Operating income represents income before extraordinary gains (charge), excluding net realized investment gains (less income taxes relating to such gains), gain on disposal of subsidiary and class action litigation and settlements.

(b)Total capitalization is the sum of SMC's debt (long term debt, notes payable and capital lease obligations), redeemable preferred stock and shareholders' equity.

(c)Includes recapture of premiums ceded and an increase in benefits due to an increase in reserves of $4.2 million due to the termination and recapture of a reinsurance agreement with National Mutual Life Insurance Company.

(d)Includes medicare supplement premiums of $6.0 million related to the Savers Life acquisition. This business was sold effective July 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion highlights the principal factors affecting the results of operations and the significant changes in balance sheet items of SMC on a consolidated basis for the periods listed, as well as SMC's liquidity and capital resources. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, related Notes and selected historical financial data.

FORWARD-LOOKING STATEMENTS

   All statements, trend analyses, and other information contained in this Annual Report on Form 10-K or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (1) general economic conditions and other factors, including prevailing interest rate levels, stock market performance and health care inflation, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, usage of health care services and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of the Company's products; (7) regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting the Company's supplemental health insurance products; (8) the availability and terms of future acquisitions; and (9) the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

GENERAL

   SMC acquired Shelby Life on November 8, 1996, Savers Life on March 12, 1998 and Midwestern Life on October 30, 1998. These acquisitions were accounted for using the purchase method of accounting. Therefore, these subsidiaries are included in the SMC Consolidated Financial Statements commencing with their respective acquisition effective dates.

   PRODUCT PROFITABILITY. Margins on life insurance and annuity products are affected by interest rate fluctuations. Rising interest rates would result in a decline in the market value of assets. However, as there are positive cash flows from renewal premiums, investment income and maturities of existing assets, the need for early disposition of investment assets to meet operating cash flow requirements would be unlikely. Rising interest rates would also result in available cash flows from maturities being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A sharp, sudden rise in the interest rate environment without a concurrent increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of surrenders would be to reduce earnings over the long term. Earnings in the period of the surrender could increase or decrease depending on whether surrender charges were applicable and whether such charges differed from the write-off of related deferred acquisition costs or present value of future profits.

   When interest rates fall, SMC generally attempts to adjust the credited interest rates subject to competitive pressures. Although SMC believes that such strategies will continue to permit it to achieve a positive spread, a significant decline in the yield on SMC's investments could adversely affect the results of operations and financial condition of SMC.

   PURCHASED INSURANCE BUSINESS. In accordance with industry practice, when SMC purchases additional insurance business, it assigns a portion of the purchase price, called the present value of future profits, to the right to receive future cash flows arising from existing insurance policies. This asset is recorded when the business is purchased at the value of projected future cash flows on existing policies, less a discount to present value. As future cash flows emerge, they are treated as a recovery of this asset. Therefore, if cash flows emerging from the purchased or recaptured business during a period exactly equal the projections, they are offset by that period's amortization of the cost of the policies purchased. In that event, the only income statement effect from the purchased business is the realization of the discount that was initially deducted from the asset to reflect its present value. Changes in the future annual amortization of this asset are not expected to have a significant effect on the results of operations, because the amount of amortization is expected to be equal to the profits emerging from the purchased policies, net of interest on the unrecovered present value of future profits balance. This asset is amortized over the expected life of the related policies purchased. Present value of future profits is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains.

   In selecting the interest rate to calculate the discounted present value of the projected future profits, SMC uses the risk rate of return it needs to earn in order to invest in the business being acquired or recaptured.

   In determining this required risk rate of return, SMC considers the following factors:

   <circle>The  magnitude  of the risks associated with each of  the  actuarial assumptions used in determining expected future cash flows (as described above).

   <circle>The  cost  of  the capital  required  to  fund  the  acquisition  or recapture.

   <circle> The likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws.

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

   The percentage of future expected net amortization of the beginning balance of the present value of future profits before the effect of net unrealized gains and losses, based on the present value of future profits at December 31, 1998 and current assumptions as to future events on all policies in force, will be between 6% and 9% in each of the years 1999 through 2003.

   SMC used a 13% discount rate to calculate the present value of future profits on business of the Savers Life and Midwestern Life acquisitions. Each is being amortized over 20 years based on the mix of their respective annuity and life business.

   For more information related to Purchased Insurance Business refer to Note 4 to the Consolidated Financial Statements.

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

   Amortization of DAC was $2.7 million, $1.5 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in current year amortization expense resulted primarily from increased amortization of DAC as gross profits from business sold in recent years began to emerge. DAC is generally amortized over the expected lives of the policies, a period of approximately 20 years, in a constant relationship to the present value of estimated future gross profits. Interest is being accreted at the projected crediting rate on the policies, 7% during year one, 6.5% in year two, 5.5% in year three and 5% thereafter. DAC is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains. The offset to these amounts is recorded directly to shareholders' equity, net of taxes. Future expected amortization of DAC for the next five years before the effect of net realized and unrealized gains and losses, based on DAC at December 31, 1998 and current assumptions, is as follows (in thousands):

                      1999       2000        2001       2002       2003

Gross amortization   $5,771     $5,450      $4,940     $4,384     $3,874
Interest accreted     1,489      1,191         932        742        601
Net amortization     $4,282     $4,259      $4,008     $3,642     $3,273

      The amounts included in the foregoing table do not include any amortization of DAC resulting from the sale of new products after December 31, 1998. Any changes in future annual amortization of this asset are not expected to have a significant effect on results of operations because the amount of amortization is expected to be proportionate to the profits from the produced policies, net of interest on DAC.

      VARIANCES BETWEEN ACTUAL AND EXPECTED PROFITS. Actual experience on purchased and produced insurance may vary from projections due to differences in renewal premiums collected, investment spreads, mortality costs, persistency, administrative costs and other factors. Variances from original projections, whether positive or negative, are included in net income as they occur. To the extent that these variances indicate that future experience will differ from the estimated profits reflected in the capitalization and amortization of the cost of policies purchased or the cost of policies produced, current and future amortization rates may be adjusted.

      ACCOUNTING FOR ANNUITIES AND UNIVERSAL AND INTEREST-SENSITIVE LIFE PRODUCTS. The Company primarily accounts for its annuity, universal and interest-sensitive life policy deposits in accordance with Statement of Financial Accounting Standards No. 97 ("SFAS No. 97"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments". Under SFAS No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Thereafter, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Revenues for annuities and universal and interest-sensitive life policies, other than certain non-interest sensitive annuities, consist of policy charges for surrenders and partial withdrawals, mortality and administration, and investment income earned. Such revenues do not include the annuity, universal and interest-sensitive life policy deposits. Expenses related to these products include interest credited to policyowner account balances, operating costs for policy administration, amortization of DAC and mortality costs in excess of account balances.

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

      UNIT-LINKED PRODUCT ACCOUNTING. Separate account assets and liabilities are maintained primarily for contracts of which the majority represents unit-linked products where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses accrue directly to such policyholders. SMC earns income from the investment management fee it charges on such unit-linked contracts, which ranges from .8% to 1.2% of the value of the underlying separate accounts. In addition, on certain contracts, SMC can potentially earn up to a 1.7% initiation fee on new business sold.

RESULTS OF OPERATIONS BY SEGMENT FOR THE THREE YEARS ENDED DECEMBER 31, 1998:

The following tables and narratives summarize the results of our operations by business segment.

                                                       1998                       1997                       1996
                                                                                (Dollars in thousands)
Income before income taxes, and extraordinary charge:
   Domestic operations:
         Operating income                              $3,700                     $1,146                     $104
         Net realized investment gains                 353                        396                        1,302
         Gain on disposal of subsidiary                --                         --                         886
         Income before income taxes and extraordinary  4,053                      1,542                      2,292
             gain
   International operations:
         Operating income                              2,258                      1,720                      1,243
          Income before income taxes and extraordinary 2,258                      1,720                      1,243
             gain
   Consolidated:
         Operating income                              5,958                      2,866                      1,347
         Net investment gains                          353                        396                        1,302
         Gain on disposal of subsidiary                --                         --                         886
          Income before income taxes and extraordinary 6,311                      3,262                      3,535
             gain
Income tax expense (benefit)                           1,630                      617                        (730)
          Income before extraordinary gain             4,681                      2,645                      4,265
Extraordinary gain on early redemption of redeemable
preferred stock, net taxes of $0                       --                         --                         502
          Net income                                   $4,681                     $2,645                     $4,767


CONSOLIDATED RESULTS AND ANALYSIS

      SMC's 1998 operating earnings were $4.4 million, or 58 cents per diluted share, up 87% and 35%, respectively over 1997. Operating earnings increased as a result of i) increased spread revenues due to an increase in weighted average insurance liabilities (primarily due to the inclusion of Savers Life and Midwestern Life operations), ii) favorable mortality experience, iii) fees from administration contracts and iv) increased fees from separate accounts. The percentage increase in operating earnings was greater than the percentage increase in operating earnings per diluted share primarily because of the 67% increase in weighted average diluted common shares or equivalents outstanding during the period. This increase in weighted average shares outstanding resulted primarily from issued shares in connection with the acquisitions of Savers Life and Midwestern Life.

      SMC's 1997 operating earnings were $2.4 million, or 43 cents per diluted share, up 103% and 104%, respectively over 1996. Operating earnings increased as a result of i) increased spread revenues due to an increase in weighted average insurance liabilities (primarily due to the inclusion of Shelby Life operations), ii) a nonproportional increase in operating expenses relative to the increase in weighted average insurance liabilities, iii) fees from administration contracts, and iv) decreased premium deficiency reserves.

DOMESTIC OPERATIONS:

                                                       1998                       1997                       1996
                                                                                (Dollars in thousands)
Premiums collected:
  Traditional life                                     $8,392                     $7,036                     $10,376
  Universal and interest-sensitive life                3,352                      4,302                      2,353
              Subtotal - life products                 11,744                     11,338                     12,729
    FPDA's                                             58,111                     42,251                     37,963
   Equity-indexed annuities                            16,858                     --                         --
   Other annuities and deposits                        3,537                      2,809                      2,064
              Subtotal - annuity products              78,506                     45,060                     40,027
    Medicare supplement premiums                       5,992                      --                         --
             Total premiums collected                  $96,242                    $56,398                    $52,756
   Life premiums                                       $8,392                     $7,036                     $10,376
   Health premiums                                     5,992                      --                         --
   Policy income                                       6,529                      5,512                      2,551
             Total policy related income               20,913                     12,548                     12,927
Net investment income                                  33,721                     28,614                     20,132
Other income                                           3,068                      1,093                      1,277
              Total revenues (a)                       57,702                     42,255                     34,336
Life benefits and claims                               8,487                      8,910                      10,247
Health benefits and claims                             4,823                      --                         --
Interest credited on interest sensitive annuities and
other financial products                               19,775                     16,281                     11,092
Amortization                                           4,755                      3,248                      2,592
Other operating expenses                               12,423                     10,289                     9,496
Health commissions                                     784                        --                         --
Interest expense and financing costs                   2,955                      2,381                      805
             Total benefits and expenses               54,002                     41,109                     34,232
             Operating income before income taxes and
                extraordinary gain                     3,700                      1,146                      104
Net realized investment gains                          353                        396                        1,302
Gain on disposal of subsidiary                         --                         --                         886
             Income before income taxes and            $4,053                     $1,542                     $2,292
                extraordinary gain

(a) Revenues exclude net investment gains, and gain on disposal of subsidiary

                                            1998                          1997                          1996
Number of annuity contracts in force        21,933                        14,013                        13,221
Interest-sensitive annuity and other
financial product reserves, net of          $506,749                      $350,607                      $333,633
    reinsurance ceded
Number of life policies in force            71,991                        68,571                        76,219
Life insurance in force, net of reinsurance $1,319,415                    $1,178,171{ (1)}              $1,367,675
    ceded

(1)The  decrease  in  life insurance in force is due  to  the  termination  and
   recapture  of  a reinsurance  agreement  effective  January  1,  1997.   See
   "Business of SMC -- Reinsurance".

GENERAL:

<circle>This segment  consists  of  revenues  earned and expenses incurred from
      United States operations which includes deposits and/or income from annuity products (primarily FPDA's), equity indexed products, universal life products and traditional life products. The profitability for this segment is primarily a function of its investment spread earned (i.e. the excess of investment earnings over interest credited on annuity and universal life deposits), persistency of the in force business, mortality experience and operating expenses.

PREMIUM INCOME:

<circle>Life premiums were up $1.4  million  or  19%  in 1998, to $8.4 million.
      Traditional life premiums of $1.1 million were earned from Savers Life and Midwestern Life in 1998. The remaining increase of $.3 million is due to premiums from existing blocks of traditional life business from Standard Life and Dixie Life.

<circle>Health premiums for 1998 include $6.0 million  of  Medicare  supplement premiums that were earned from March 12, 1998, the acquisition date of Savers Life, through July 1, 1998, the effective date of the sale of Medicare supplement block of business.

<circle>Life premiums decreased $3.3 million or 32%  in  1997, to $7.0 million.
      The decrease is attributable to the recapture of premiums ceded of $4.2 million due to the termination and recapture of a reinsurance agreement with National Mutual offset by an increase of premium income of $1.7 million earned from the inclusion of Shelby Life.

NET PREMIUM DEPOSITS:

<circle>Net  premium  deposits  for 1998, received from the  sales  of  FPDA's, equity indexed annuities, interest sensitive annuities and other financial products increased $32.5 million or 66%, to $81.9 million. The increase relates to i) an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, ii) continued expansion of geographical concentration, iii) the introduction of a new equity-indexed annuity product in May 1998, which contributed $16.9 million of deposits for the period and iv) deposits collected from Savers Life and Midwestern Life of $3.6 million.

<circle>Net  premium  deposits  for  1997 received from the  sales  of  FPDA's, interest sensitive annuities and other financial products increased $7.0 million or 16%, to $49.4 million. The increase relates to i) an aggressive marketing campaign targeting high volume marketing companies and ii) the continued development of SMC's distribution system through the marketing support from Standard Marketing, and iii) an increase in the agency base achieved by expanding geographical concentrations in the Mid-south and California.

<circle>A change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

POLICY INCOME:

<circle>Policy income  represents  mortality  charges,  administrative fees and surrender charges.

<circle>During  1998  policy  income  increased $1.0 million  or  18%  to  $6.5 million. The increase relates to $.8 million of surrender charges on certain FPDA products of Standard Life which is primarily the result of lowering credited rates on those products.

<circle>During  1997  policy  income  increased  $3.0  million  or 116% to $5.5 million. The increase in policy income resulted from an increase in mortality and administrative fees of $1.8 million from the inclusion of Shelby Life in operations for periods subsequent to November 1, 1996 and an increase in policy surrender charges from FPDA's of $.7 million from Standard Life.

NET INVESTMENT INCOME:

<circle>Net  investment  income  fluctuates  with changes in i) the  amount  of average invested assets and ii) and the yield earned on invested assets.

<circle>During 1998 net investment income increased  $5.1  million  or  18%, to
      $33.7 million. Average invested assets increased by $89.8 million or 23% due to the growth in insurance liabilities from the acquisitions of Savers Life and Midwestern Life, which contributed $4.2 million of investment income for the period. Net investment income also increased due to the impact from the new equity indexed product of $.6 million.

<circle>During 1997 net investment  income  increased  $8.5  million or 42%, to
      $28.6 million. Average invested assets increased by $99.0 million or 35% due to the growth in insurance liabilities of approximately $100 million from the acquisition of Shelby Life and increased sales of FPDA's.

<circle>The  net investment yield earned on average invested assets was  7.48%,
      7.77% and 7.32% for 1998, 1997 and 1996, respectively. Investment yields fluctuate from period to period primarily due to changes in the general interest rate environment.

OTHER INCOME:

<circle>Other income consists  of  fee  income  related  to servicing blocks of business for unaffiliated companies, experience refunds, and commission income.

<circle>Other income for 1998 increased $2.0 million or 181%, to $3.1  million.
      This increase primarily relates to $1.8 million of fee income from the Savers Marketing Qual Choice administration agreement.

BENEFITS AND CLAIMS:

<circle>Life benefits and  claims  include i) paid life insurance, ii) benefits from annuity policies that incorporate significant mortality features, and iii) changes in future policy reserves. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claim experience tend to offset periods of lower claims experience.

<circle>Health benefits and claims in 1998  include  $4.8  million  of Medicare supplement benefits incurred from March 12, 1998, the acquisition date of Savers Life through July 1, 1998, the effective date of the sale of the Medicare supplement block of business.

<circle>Life  benefits and claims in 1997 declined $1.3 million or 13%, to $8.9 million due to i) an increase in future policy reserves of $4.2 million in 1996 related to the termination and recapture of the reinsurance agreement with National Mutual. This decrease was somewhat offset by an increase in benefits and claims from adverse mortality experience and $1.2 million of additional benefits from the inclusion of Shelby Life.

INTEREST CREDITED ON INTEREST SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS:


<circle>During 1998, interest credited  on  interest  sensitive  annuities  and other financial products increased $3.5 million or 21%, to $19.8 million due to i) interest credited on the insurance liabilities of Savers Life and Midwestern Life of $2.4 million, ii) the impact from the new equity indexed product of $.6 million and iii) interest credited on the general growth of insurance liabilities from increased FPDA sales. These increases were somewhat offset by a decrease in the weighted average credited rate for the period.

<circle>During  1997  , interest credited on interest sensitive  annuities  and other financial products increased $5.2 million or 47% to $16.3 million. The increase is related to the inclusion of interest credited on Shelby Life products of $3.7 million, increases of credited interest on new annuity sales, the increase in the growth of policy reserves from FPDA sales and an increase in the average credited interest rate.

<circle>The weighted average credited rate was 5.25%, 5.71% and 5.27 % in 1998,
      1997 and 1996 respectively.

AMORTIZATION:

<circle>Amortization includes  i)  amortization related to the present value of polices purchased from acquired insurance business ii) amortization of deferred acquisitions costs related to capitalized costs of insurance business sold and iii) amortization of goodwill and organizational costs.

<circle>Amortization in 1998 increased  $1.5  million  or 46%, to $4.8 million.
      The increase in amortization expense is primarily related to deferred policy acquisition costs and is a result of emerging gross profits from business sold in recent years, increased surrenders and a corresponding increase in the amortization of costs related to purchased insurance business. Amortization expense of $.5 million related to purchased insurance business of Savers Life and Midwestern Life.

<circle>Amortization in 1997 increased $.7 million or 25%, to  $3.2 million and related to $.6 million of present value of future profit amortization of Shelby Life.

OTHER OPERATING EXPENSES:

<circle>Other   operating  expenses  consist  of  general  operating  expenses, including salaries, and commission expenses, net of deferrable amounts.

<circle>During 1998,  other  operating expenses increased $2.1 million or 21% , to $12.4 million . The majority of this increase relates to normal operating expenses from Savers Life and Midwestern Life.

<circle>During 1997, other operating expenses increased $.8 million or  8%,  to
      $10.3 million. This increase relates to additional expenses as a result of the Shelby Life acquisition in late 1996.

HEALTH COMMISSIONS:

<circle>In 1998, commission expense included $.8 million of Medicare supplement insurance commissions incurred from March 12, 1998, the acquisition date of Savers Life through July 1, 1998, the effective sale date of the Medicare supplement block of business.

INTEREST EXPENSE AND FINANCING COSTS:

<circle>Interest expense and financing costs for 1998  increased $.6 million or
      24%, to $3.0 million, due to increased average borrowings for the period of $6.4 million primarily related to the acquisitions of Savers Life and Midwestern Life. This increase was offset somewhat by a decreased interest rate charged on the revolving line of credit.

<circle>Interest expense and financing costs for 1997 increased $1.6 million or
      196% to $2.4 million. The increase resulted primarily from i) increased borrowing of $10.0 million in November 1996 from the amended credit agreement, ii) borrowings of $4.0 million from an unaffiliated insurance company in connection with the acquisition of Shelby Life, iii) additional borrowings of $5.6 million in connection with funding capital contributions to an insurance subsidiary and, iv) the redemption of Class S preferred stock.

NET REALIZED INVESTMENT GAINS:

<circle>Net realized investment gains fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield.

<circle>Net realized investment gains were $ .4 million for 1998 and 1997.

INTERNATIONAL OPERATIONS:

                                                       1998                       1997                       1996
                                                                                (Dollars in thousands)
Premiums and deposits collected:
          Traditional life                             $95                        $64                        $92
         Separate account deposits                     42,536                     21,954                     16,902
               Total premiums and deposits collected   $42,631                    $22,018                    $16,994
Premium income                                         $95                        $64                        $92
Net investment income                                  859                        902                        739
Separate account fees                                  2,120                      1,521                      1,462
Amortization of negative goodwill                      1,388                      1,388                      1,388
Other income                                           353                        85                         --
                Total revenues                         4,815                      3,960                      3,681
Benefits and claims                                    (40)                       (70)                       (430)
Other operating expenses                               2,597                      2,310                      2,868
               Total benefits and expenses             2,557                      2,240                      2,438
               Income before income taxes and          $2,258                     $1,720                     $1,243
extraordinary gain
Separate account contracts{ (1)}                       3,070                      2,329                      2,484
Separate account liabilities{ (1)}                     $190,246                   $148,064                   $128,546


(1)   primarily unit-linked products

GENERAL:

<circle>International operations includes revenues earned and expenses incurred from abroad, primarily Europe, and includes fees collected on deposits from unit-linked products. The profitability for this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and expense management.

FEES FROM SEPARATE ACCOUNTS:

<circle>Fee income fluctuates in relationship to total separate  account assets and the fees earned on such assets.

<circle>During 1998, fees from separate accounts increased $.6 million  or 39%, to $2.1 million. This increase is due primarily to an increase in the value of assets held in separate accounts of $42.2 million or 29% , to $190.2 million. Net deposits from sales of unit-linked products by SMI increased $20.6 million or 94%, to $42.5 million. This increase is a continuation of expanded marketing efforts that were initiated in 1996 and 1997.

<circle>During 1997,  fees  from separate accounts increased due to an increase in the value of assets held in separate accounts of $19.5 million or 15%, to $148.1 million. Net deposits from the sales of unit-linked products by SMI increased $5.1 million or 30%, to $22 million.

NET INVESTMENT INCOME:

<circle>Net investment income was remained  unchanged  at  $.9 million for 1998 and 1997 on average invested assets of approximately $11.0 million.

<circle>The  net  yield  was  7.74%, 7.57% and 6.81% for 1998, 1997  and  1996,
      respectively.

AMORTIZATION OF NEGATIVE GOODWILL:

<circle>The excess cost of assets acquired over the purchase price paid for SMI in December of 1993 of $6.9 million has been amortized over 5 years at $1.4 million per year and is fully amortized at December 31, 1998.

BENEFITS AND CLAIMS:

<circle>Benefits and claims include changes to future policyholder benefits and premium deficiency reserves.

<circle>During 1997, benefits and claims increased $.3 million partially due to increased traditional life reserves.

OTHER OPERATING EXPENSES:

<circle>Other operating expenses for 1998 increased $.3 million or 12%, to $2.6 million. The increase primarily relates to an increased level of business activity for the period. The number of separate account contracts administered increased 32%, to 3070.

<circle>Other operating expenses for  1997 declined $.6 million or 19%, to $2.3 million. The decrease primarily related to the a favorable impact of the US dollar relative to foreign currency.

FOREIGN CURRENCY TRANSLATION:

<circle>Although the net impact of foreign currency translation is deemed to be immaterial, comparisons between 1998, 1997 and 1996 are impacted by the strengthening and destrengthening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg franc. The impact of these translations have not been quantified on individual components.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY OF STANDARD MANAGEMENT (PARENT COMPANY)

      Standard Management is a financial services holding company whose liquidity requirements are met through payments received from its subsidiaries. These payments include i) interest on surplus debenture, ii) dividends, iii) management fees and iv) rental income, which are subject to restrictions under applicable insurance laws and are used to pay operating expenses and meet debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as a revolving credit agreements and long term debt and equity financing in the capital markets.

      GENERAL: On a consolidated GAAP basis SMC reported net cash provided by operations of $.3 million and $7.8 million for 1998 and 1997, respectively. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $29.2 million and $19.6 million for 1998 and 1997, respectively. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

      SMC instituted a program to repurchase its common stock in order to increase the market value of the stock. At December 31, 1998, Standard Management is authorized to repurchase 1.1 million additional shares of SMC Common Stock under this program.

      At February 28, 1999, Standard Management had "parent company only" cash and short-term investments of $.4 million. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses (not including interest expense) were $3.1 million and $3.4 million for 1998 and 1997, respectively. In addition, Standard Management has available $1.0 million from its Amended Credit Agreement.

      In 1998, the Company issued convertible redeemable preferred stock with a stated value of $6.5 million. Proceeds were used to reduce the borrowings from the Amended Credit Agreement. Holders are entitled to receive annual dividends of $7.75 per share. Refer to Notes 7 and 10 to the consolidated financial statements for additional information.

      Standard Management anticipates the available cash from its existing working capital, plus anticipated 1999 dividends, management fees, rental income and interest payments on its surplus debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 1999.

      INTEREST IN SURPLUS DEBENTURES AND NOTES PAYABLE:

      The following are characteristics of the Amended Credit Agreement at December 31, 1998:

<circle>$25.0 million outstanding balance

<circle>Weighted average interest rate of 8.52%

<circle>Principal  payments:   $3.3  million  due  March  2000,   $4.3  million
      thereafter through March 2005

<circle>Subject to certain restrictions and covenants

<circle>Interest payments required in 1999 based on December 31, 1998  balances will be $2.1 million

      The following are characteristics of the subordinated convertible debt agreement at December 31, 1998:

<circle>$10.0 million outstanding balance

<circle>Interest rate of 10% per annum

<circle>Due date of July 2004

<circle>Interest payments  required in 1999 based on December 31, 1998 balances will be $1.0 million

      Refer to Note 5 to the consolidated financial statements for additional information

      From the funds borrowed by Standard Management pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $27.0 million was loaned to Standard Life pursuant to Unsecured Surplus Debenture Agreements ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the December 31, 1998 interest rate of 9.75% continues, Standard Management will receive interest income of $2.6 million from the Surplus Debenture in 1999.

      DIVIDENDS. Dividends from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 1999, Standard Life can pay dividends of approximately $4.4 million without regulatory approval.

      MANAGEMENT FEES. Pursuant to a management services agreement, Standard Life paid Standard Management $2.0 million during 1998 and $2.0 million during 1997 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Prior to its merger into Standard Life, Savers Life paid Standard Management $.8 million during 1998 for certain management services pursuant to a management services agreement. In addition, Dixie Life paid Standard Life $1.0 million during 1998 and $1.1 million during 1997 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi departments of insurance in the event of financial hardship of Standard Life or Dixie Life.

      Pursuant to the management services agreement, Premier Life (Luxembourg) paid Standard Management $.1 million during 1998 and 1997 for certain management and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg).

      EQUIPMENT RENTAL  FEES.   In  1998  and 1997, Standard Management charged
subsidiaries $1.1 million per year for the use of equipment owned by Standard Management.

LIQUIDITY OF INSURANCE OPERATIONS

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

      Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1999. As of December 31, 1998, Standard Life had statutory capital and surplus for regulatory purposes of $43.6 million compared to $25.9 million at December 31, 1997. The increase is primarily due to the issuance of $14.0 million of surplus debentures in connection with the merger of Midwestern Life and Savers Life into Standard Life. The remaining increase is primarily due to 1998 net gain from operations of Standard Life of $1.7 million. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $15.8 million and $19.6 million for 1998 and 1997, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

      Effective January 1, 1999 the Company decided to no longer sell new business through Dixie Life. All new business will instead be sold through Standard Life. This decision is not expected to have a material effect on operations or financial condition of the Company.

      INTERNATIONAL OPERATIONS. SMI dividends are limited to its accumulated earnings without regulatory approval. SMI and Premier Life (Luxembourg) were not permitted to pay dividends in 1998 and 1997 due to accumulated losses. Premier Life (Bermuda) did not pay dividends in 1998 and 1997. SMC does not anticipate any dividends from these companies in 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      MERGERS, ACQUISITIONS AND CONSOLIDATIONS. The U.S. insurance industry is experiencing an increasing number of mergers, acquisitions, consolidations and sales of certain business lines. These consolidations are largely the result of the following:

      <circle>the need to reduce costs of distribution and overhead;
      <circle>the need to maintain business in force;
      <circle>increased competition;
      <circle>regulatory capital requirements; and
      <circle>technology costs.

SMC expects this trend to continue.

      FOREIGN CURRENCY RISK. SMI policyholders invest in assets denominated in a wide range of currencies. As policyholders are not permitted to invest directly in options, futures and derivatives, their investment and currency risk is limited to premiums they have paid. Although policyholders effectively bear the currency risk, SMI could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. In order to minimize this risk, SMI continually matches the assets and liabilities of the portfolio and the reserves. In addition, Premier Life (Luxembourg) shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge currency risk because its shareholder's equity will remain in Luxembourg francs for the foreseeable future, thus, no significant realized foreign exchange gains or losses are anticipated. At December 31, 1998, there was an immaterial unrealized loss from foreign currency.

      EURO CURRENCY. Effective January 1, 1999, the eleven participating European member union countries established fixed conversion rates between their legal currencies and the euro. The legal currencies in those countries will continue to be used as legal tender through January 1, 2002. Subsequent to this date, the legal currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries. During this three year dual-currency environment, conversion rates between the legal currencies will no longer be computed directly between one another. Instead, a special "triangulation" procedure must be followed by first converting one legal currency into its euro equivalent and then converting the euro equivalent into the other legal currency. Although the Company has not initiated an analysis plan for the euro conversion, SMC does not expect it to have a material impact on its operations or financial condition.

      POSSIBILITY OF FUTURE DILUTION OF OWNERSHIP AND VOTING POWER. The SMC Board of Directors has the authority to issue up to .9 million additional shares of preferred stock and 12.4 million additional shares of common stock. The board's authority under SMC's charter typically does not require stockholder approval unless it is otherwise required for a particular transaction. Although SMC is not currently involved in any life insurance acquisitions, the Company regularly investigates such opportunities and could issue additional shares of SMC common or preferred stock in connection with an acquisition.

      UNCERTAINTIES REGARDING INTANGIBLE ASSETS. Included in SMC's December 31, 1998 financial statements are certain assets that are primarily valued , for financial statement purposes, on the basis of management assumptions. These assets include items such as:
      <circle>deferred acquisition costs;
      <circle>present value of future profits;
      <circle>costs in excess of net assets acquired; and
      <circle>organization and deferred debt issuance costs.

      The value of these assets reflected in the December 31, 1998 balance sheet total $67.6 million or 7.1% of SMC's assets. SMC has established procedures to periodically review the assumptions used to value these assets and determine the need to make adjustments of such values in SMC's consolidated financial statements. SMC has determined that the assumptions used in the initial valuation of the assets are consistent with the current operations of SMC as of December 31, 1998.

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

      IMPACT OF YEAR 2000. The Company updated its main operating computer systems in 1995 with Year 2000 ready systems at a cost of $.5 million. Since that time the Company has completed modifications or conversions of other portions of its software, hardware and imbedded chip technology so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with such modifications and conversions, the Year 2000 issue will not pose significant operational problems for its computer systems. The total cost of the Year 2000 project is $.6 million including the $.5 million previously discussed. These costs are not material to the Company's financial statements and were funded through operating cash flows.

      The Company is currently assessing the risks associated with their external business relationships, including those with agents and financial institutions. The Company has been informed by approximately 50% of their external business partners that they are or will be Year 2000 ready sometime in 1999. The Company is still accumulating data from the remaining business partners, which it hopes to have concluded by mid 1999.

      The Company also assessed what contingency plans will be needed, if any, of its critical systems or those of external business relationships that are not Year 2000 ready after December 31, 1999. The Company does not currently anticipate such a situation, but the consideration of a contingency plan will continue to evolve as new information becomes available.

      The  failure  to  correct  a  Year   2000  problem  could  result  in  an
interruption, or failure of, a number of normal business activities or operations. However, management has concluded that the Year 2000 issue will not materially affect future financial results, or cause reported financial information to be nonindicative of future operating results or financial condition.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company seeks to invest available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. Many of the Company's products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency. Approximately 75% of the total insurance liabilities at December 31, 1998 had surrender penalties or other restrictions and approximately 9% are not subject to surrender.

      The Company also seeks to maximize the total return on its investments through active investment management. Accordingly, the Company has determined that the entire portfolio of fixed maturity securities is available to be sold in response to: (i) changes in market interest rates; (ii) changes in relative values of individual securities and asset sectors; (iii) changes in prepayment risks; (iv) changes in credit quality outlook for certain securities; (v) liquidity needs; and (vi) other factors.

      Profitability of many of the Company's products is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1998, the average yield, computed on the cost basis of the investment portfolio, was 7.48%, and the average interest rate credited or accruing to total insurance liabilities was 5.25%, excluding interest bonuses guaranteed for the first year of the annuity contract only.

      Computer models were used to perform simulations of the cash flows generated from the Company's existing business under various interest rate scenarios. These simulations measured the potential gain or loss in fair value of interest rate-sensitive financial instruments. With such estimates, the Company seeks to closely match the duration of assets to the duration of liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 1998, the adjusted modified duration of fixed maturity securities and short-term investments was approximately 5.6 years, and the duration of insurance liabilities was approximately 4.1 years.

      If interest rates were to increase by 10% from their December 31, 1998 levels, the Company's fixed maturity securities and short-term investments (net of the corresponding changes in the values of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $3.5 million.

      The calculations involved in the Company's computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in the value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because the Company's investments and liabilities are actively managed, actual losses could be less than those estimated above.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required with respect to this Item 8 are listed in Item 14(a)(1) and included in a separate section of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                      PART III

      The Registrant will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders, (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statements which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

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

(a)(3)  List of Exhibits:


Exhibit
NUMBER         DESCRIPTION OF DOCUMENT

2.1 Amended and Restated Agreement and Plan of Merger dated as of December 9, 1997 among SMC, SAC and Savers Life. (incorporated by reference to SMC's Registration Statement on Form S-4 (Registration No. 333-43023)).

2.2 Stock Purchase Agreement dated as of June 4, 1998 by and among SMC and MC Equities, Inc. (incorporated by reference to SMC's Form 8-K (Registration No. 0-20882)).

2.3 First Amendment to Stock Purchase Agreement dated as of July 1, 1998 by and among SMC and MC Equities, Inc. (incorporated by reference to SMC's Form 8-K (Registration No. 0-20882)).

2.4 Second Amendment to Stock Purchase Agreement dated as of July 23, 1998 by and among SMC and MC Equities, Inc. (incorporated by reference to SMC's Form 8-K (Registration No. 0-20882)).

2.5 Third Amendment to Stock Purchase Agreement dated as of October 8, 1998 by and among SMC and MC Equities, Inc. (incorporated by reference to SMC's Form 8-K (Registration No. 0-20882)).

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

Exhibit
NUMBER         DESCRIPTION OF DOCUMENT

4.6 Form of President's Club Warrant (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882)).

4.7 Registration Rights Agreement dated as of November 8, 1996 by and between SMC and Conseco Variable Insurance Company (formerly Great American Reserve Insurance Company) (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).

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

10.9 Management Service Agreement between Standard Life and SMC dated August 1, 1992, as amended on January 1, 1997 and as further amended on January 1, 1999.

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



Exhibit
NUMBER         DESCRIPTION OF DOCUMENT

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

10.16 Assignment of Management Contract dated October 2, 1995 of Management Contract dated January 1, 1987 between DNC and Dixie Life to Standard Life (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.17 Automatic Indemnity Reinsurance Agreement between First International and The Guardian Insurance & Annuity Company, Inc. dated and effective January 1, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.18 Indemnity Retrocession Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.19 Automatic Indemnity Reinsurance Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.20 Administrative Services Agreement between First International and Standard Life dated and effective March 18, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.21 Amendment No. 1 to Amended and Restated Revolving Line of Credit Agreement dated as of March 10, 1998 between SMC and Fleet National Bank. (Incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882)).

10.22 Amended and Restated Note Agreement dated as of March 10, 1998 between SMC and Fleet National Bank in the amount of $20,000,000.(Incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882)).

10.23 Amended and Restated Pledge Agreement dated as of March 10, 1998 between SMC and Fleet National Bank. (Incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882)).

10.24 Revised Service Contract Agreement dated as of October 16, 1995 and effective January 1, 1995 between Standard Life and Standard Marketing (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31,
               1996).

10.25 Note Agreement dated as of November 8, 1996, as amended and restated on June 30, 1997, by and between SMC and Conseco
               Variable Insurance Company in the amount of $4,371,573 (incorporated by reference to SMC's Quarterly Report on
               Form  10-Q  (File  No.  0-20882)  for the quarter ended June 30,
               1997).

10.26 Surplus Debenture dated as of November 8, 1996 by and between SMC and Standard Life in the amount of $13,000,000 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).

10.27 Portfolio Indemnify Reinsurance Agreement between Dixie Life and Cologne Life Reinsurance Company dated and effective December 31, 1997 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31,
               1996).

Exhibit
NUMBER         DESCRIPTION OF DOCUMENT

10.28 Note Agreement dated as of June 30, 1997 between SMC, Conseco Health Insurance Company (formerly Capitol American Life Insurance Company) and Conseco Senior Health Insurance Company (formerly Transport Life Insurance Company) in the amount of $5,628,427 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30,
               1997).

10.29 Senior Subordinated Convertible Note dated as of June 30, 1997 between SMC and Conseco Health Insurance Company in the amount of $3,628,427 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

10.30 Senior Subordinated Convertible Note dated as of June 30, 1997 between SMC and Conseco Senior Health Insurance Company in the amount of $2,000,000 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1997).

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

10.34 Reinsurance Agreement between Standard Life and Life Reassurance Corporation of America effective September 1, 1997.

10.35 Reinsurance Agreement between Standard Life and Business Men's Assurance Company of America effective September 1, 1997.

10.36 Management Services Agreement between Savers Life and SMC dated March 11, 1998 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).

10.37 Indemnity Reinsurance Agreement between Standard Life and the Mercantile and General Life Reassurance Company of America dated March 30, 1998 and effective June 1, 1997 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).

10.38 Certificate of Designations for Series A Convertible Redeemable Preferred Stock (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).

10.39 Quota Share Reinsurance Agreement between Savers Life and the Oxford Life Insurance Company dated September 24, 1998 and effective July 1, 1998 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.40 Addendum No. 5 to Reinsurance Agreement between Standard Life Insurance Company of Indiana and Winterthur Life Re Insurance Company dated August 20, 1998 and effective October 1, 1998 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.41 Employment Agreement between Robert B. Neal and Standard Management Corporation dated October 2, 1998 and effective October 2, 1998 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.42 Articles of Merger of Savers Life into Standard Life effective as of December 31, 1998 and approved by the Indiana Department of Insurance December 29, 1998.

Exhibit
NUMBER         DESCRIPTION OF DOCUMENT

10.43 Plan and Agreement of Merger of Savers Life into Standard Life effective as of December 31, 1998 dated October 30, 1998.

10.44 Articles of Merger of Midwestern Life into Standard Life effective as of December 31, 1998 and approved by the Indiana Department of Insurance December 29, 1998.

10.45 Plan and Agreement of Merger of Midwestern Life into Standard Life effective as of December 31, 1998 dated October 30, 1998.

10.46 Amended and Restated note Agreement dated as of September 24, 1998 between SMC and Fleet National Bank in the amount of $26,000,000.

10.47 Amendment No. 2 to Amended and Restated Revolving Line of Credit Agreement dated as of September 24, 1998 between SMC and Fleet National Bank.

10.48 Amended and Restated Registration Rights Agreement dated as of August 19, 1998 between SMC and Fleet National Bank.

10.49 Amended and Restated Pledge Agreement dated as of September 23, 1998, between SMC and Fleet National Bank.

10.50 Warrant to purchase common stock of SMC dated August 19, 1998 entitling Fleet National Bank to purchase 20,000 shares.

10.51          Guaranty  dated October 1, 1998 made by SMC in  favor  of  Fleet
               National Bank.

10.52 Surplus debenture dated as of December 31, 1998 by and between SMC and Standard Life in the amount of $8.0 million.

10.53 Surplus debenture dated as of December 31, 1998 by and between SMC and Standard Life in the amount of $6.0 million.

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

EXHIBIT
NUMBER

10.9
10.42
10.43
10.44
10.45
10.46
10.47
10.48
10.49
10.50
10.51
10.52
10.53

(b)  Reports on Form 8-K filed during the fourth quarter of 1998.

   A report on Form 8-K was filed with the Commission to report under Item 5 the signing of the Third Amendment to the Stock Purchase Agreement dated as of October 8, 1998 to purchase Midwestern National Life Insurance Company of Ohio.

   A report on Form 8-K was filed with the Commission to report under Item 2 the purchase of Midwestern National Life Insurance Company of Ohio dated as of November 13, 1998.

                                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1999
                                       STANDARD MANAGEMENT CORPORATION

                                       /S/ RONALD D. HUNTER
                                       Ronald D. Hunter
                                       Chairman, President and
                                       Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

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

      *
Robert A. Borns            Director

      *
John J. Dillon             Director

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

                         Year Ended December 31, 1998

                       STANDARD MANAGEMENT CORPORATION

                            INDIANAPOLIS, INDIANA

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

              INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

PAGE

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                              F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                F-4

Consolidated Statements of Income for the Years Ended
   December 31, 1998, 1997 and 1996                                         F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
   December 31, 1998, 1997 and 1996                                         F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997 and 1996                                         F-8

Notes to Consolidated Financial Statements                                  F-9

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules are included in this report and should be read in conjunction with the Audited Consolidated Financial Statements.

Schedule II -- Condensed Financial Information of Registrant
   (Parent Company) for the Years Ended December 31, 1998, 1997 and 1996    F-32

Schedule IV -- Reinsurance for the Years Ended
   December 31, 1998, 1997 and 1996                                         F-36

Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated Financial Statements or related Notes.

                           REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management Corporation

   We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated balance sheets at September 30, 1998 and 1997 or the consolidated statements of operations, shareholder's equity and cash flows for the three years ended September 30, 1998 of Standard Management International S.A. and subsidiaries, a wholly owned subsidiary group, which financial statements reflect assets totaling approximately 22% and 24% of the Company's consolidated assets at December 31, 1998 and 1997 and revenues totaling approximately 8%, 8% and 9% of consolidated revenues for each of the three years in the period ended December 31, 1998. Those financial statements, which as explained in Note 1, are included in the Company's consolidated balance sheets at December 31, 1998 and 1997, and the Company's consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Standard Management International S.A., is based solely on the report of other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       Ernst & Young LLP




Indianapolis, Indiana
February 18, 1999

                           REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management International, S.A.

   We have audited the consolidated balance sheets of Standard Management International S.A. and subsidiaries as at September 30, 1998 and 1997 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended September 30, 1998 (none of which aforementioned financial statements are separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Management International S.A. and subsidiaries as at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles in the United States of America.



Luxembourg City, Luxembourg



February 18, 1999
KPMG Audit

                     STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             December 31
                                                                                1998                             1997
                              ASSETS
Investments:
  Securities available for sale:
       Fixed maturity securities, at fair value (amortized cost: 1998 -       $551,312                         $372,576
         $547,115; 1997 - $367,372)
      Equity securities, at fair value (cost: 1998 - $1,498; 1997 - $55)      1,316                            52
  Mortgage loans on real estate                                               8,578                            375
  Policy loans                                                                15,019                           9,495
  Real estate                                                                 3,435                            2,163
  Other invested assets                                                       837                              779
  Short-term investments                                                      11,626                           13,342
        Total investments                                                     592,123                          398,782
Cash                                                                          13,591                           4,165
Accrued investment income                                                     9,563                            6,512
Amounts due and recoverable from reinsurers                                   76,897                           61,596
Deferred policy acquisition costs                                             32,946                           21,435
Present value of future profits                                               28,793                           20,537
Excess of acquisition cost over net assets acquired                           5,886                            2,445
Federal income tax recoverable                                                1,059                            1,854
Other assets                                                                  5,046                            3,602
Assets held in separate accounts                                              190,246                          148,064
        Total assets                                                          $956,150                         $668,992
               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Insurance policy liabilities                                                $638,435                         $439,390
  Accounts payable and accrued expenses                                       12,277                           6,349
  Notes payable                                                               35,000                           26,000
  Deferred federal income taxes                                               7,620                            4,488
  Excess of net assets acquired over acquisition cost                         --                               1,388
  Liabilities related to separate accounts                                    190,246                          148,064
        Total liabilities                                                     883,578                          625,679

Series A convertible redeemable preferred stock, par value $100 per share:
  authorized 130,000 shares; 65,300 shares issued and outstanding in 1998     6,530                            --

Shareholders' Equity:
  Preferred stock, no par value:
      authorized 870,000 shares; none issued and outstanding                  --                               --
  Common stock, no par value:
      authorized 20,000,000 shares; outstanding 1998-7,641,454; 1997-         60,586                           40,646
        4,876,490
  Treasury stock                                                              (6,220)                          (4,572)
     Accumulated other comprehensive income:
      Unrealized gain on securities available for sale (net taxes of: 1998 -  1,660                            2,171
        $765; 1997 - $1,094)
      Unrealized gain on other investments (net taxes of: 1998 - $12)         23                               --
      Foreign currency translation adjustment (net taxes (benefits) of: 1998  4                                (473)
        - $2; 1997 - $(244))
  Retained earnings                                                           9,989                            5,541
        Total shareholders' equity                                            66,042                           43,313
        Total liabilities and shareholders' equity                            $956,150                         $668,992

               See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     Year Ended December 31
                                                             1998                       1997                       1996
Revenues:
   Life premiums                                             $8,487                     $7,100                     $10,468
  Health premiums                                            5,992                      --                         --
  Net investment income                                      34,580                     29,516                     20,871
  Net realized investment gains                              353                        396                        1,302
  Gain on disposal of subsidiaries                           --                         --                         886
  Policy income                                              6,529                      5,512                      2,551
  Amortization of excess of net assets acquired over         1,388                      1,388                      1,388
  acquisition cost
  Fees from separate accounts                                2,120                      1,521                      1,462
  Other income                                               3,421                      1,178                      1,277
        Total revenues                                       62,870                     46,611                     40,205
Benefits and expenses:
  Life benefits and claims                                   8,447                      8,840                      9,817
  Health benefits and claims                                 4,823                      --                         --
  Interest credited on interest-sensitive annuities and
  other                                                      19,775                     16,281                     11,092
      financial products
  Amortization                                               4,755                      3,248                      2,592
  Other operating expenses                                   15,020                     12,599                     12,364
  Health commissions                                         784                        --                         --
  Interest expense and financing costs                       2,955                      2,381                      805
        Total benefits and expenses                          56,559                     43,349                     36,670
Income before federal income taxes, extraordinary gain and
preferred stock                                              6,311                      3,262                      3,535
  dividends
Federal income tax expense (benefit)                         1,630                      617                        (730)
Income before extraordinary gain and preferred stock         4,681                      2,645                      4,265
dividends
Extraordinary gain on early redemption of redeemable
preferred stock,                                             --                         --                         502
  net taxes of $0
Net income                                                   4,681                      2,645                      4,767
Preferred stock dividends                                    180                        97                         208
Earnings available to common shareholders                    $4,501                     $2,548                     $4,559
Earnings per common share:
  Income before extraordinary gain and preferred stock       $.68                       $.54                       $.88
    dividends
  Extraordinary gain                                         --                         --                         .10
  Net income                                                 .68                        .54                        .98
  Preferred stock dividends                                  .03                        .02                        .04
  Earnings available to common shareholders                  $.65                       $.52                       $.94
Earnings per common share - assuming dilutions:
  Income before extraordinary gain and preferred stock       $.62                       $.48                       $.82
  dividends
  Extraordinary gain                                         --                         --                         .09
  Net income                                                 .62                        .48                        .91
  Preferred stock dividends                                  .02                        .01                        .04
  Earnings available to common shareholders - assuming       $.60                       $.47                       $.87
  dilutions

               See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                                      Accumulated
                                                                                                         Other
                                                                   Common          Treasury          Comprehensive        Retained
                                             Total                  Stock            Stock              Income            Earnings
Balance at January 1, 1996                   $40,242             $39,808            $(2,621)         $      3,741        $(686)
Comprehensive income, net of tax:
  Net income                                 4,767                                                                       4,767
  Other comprehensive income:
         Change in unrealized gain (loss) of
         securities                          (3,328)                                                (3,328)
           (net taxes (benefits) of
           $(1,714))
         Change in foreign currency (net
         taxes(benefits)                     (468)                                                  (468)
           of $(241))
           Other comprehensive income        (3,796)
           Total comprehensive income        971
Issuance of common stock                     100                 100
Common stock dividends                       850                 850
Issuance of common stock warrants            285                 285
Repurchase of common stock warrants          (600)               (600)
Gain on reissuance of treasury stock
     in connection with purchase of Shelby   38                  38
Life
Treasury stock acquired                      (2,126)                              (2,126)
Reissuance of treasury stock in connection
with                                         6                                    6
   exercise of stock options
Reissuance of treasury stock in connection
with                                         1,213                                1,213
   purchase of Shelby Life
Common stock dividend, plus cash in lieu
   of fractional shares                      (850)                                                                       (850)
Loss on reissuance of treasury stock         (2)                                                                         (2)
Preferred stock dividends                    (208)                                                                       (208)
Balance at December 31, 1996                 39,919              40,481           (3,528)           (55)                 3,021

Comprehensive income, net of tax:
   Net income                                2,645                                                                       2,645
   Other comprehensive income:
         Change in unrealized gain (loss) of
         securities                          2,917                                                  2,917
           (net taxes of $1,503)
         Change in foreign currency (net
         taxes (benefits) OF $(600))         (1,164)                                                (1,164)
           Other comprehensive income        1,753
           Total comprehensive income        4,398
Issuance of common stock warrants            165                 165
Treasury stock acquired                      (1,079)                             (1,079)
Reissuance of treasury stock in connection
with exercise of stock options               35                                  35
Loss on reissuance of treasury stock         (28)                                                                        (28)
Preferred stock dividends                    (97)                                                                        (97)
Balance at December 31, 1997                 43,313              40,646          (4,572)            1,698                5,541


                               (continued on following page)

               See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                                                      Accumulated
                                                                                                         Other
                                                                  Common Stock       Treasury        Comprehensive        Retained
                                              Total                                    Stock            Income            Earnings
Balance at December 31, 1997 (carried forward
from prior page)                              43,313       40,646             (4,572)         1,698               5,541
Comprehensive income, net of tax:
   Net income                                 4,681                                                               4,681
   Other comprehensive income:
     Change in unrealized gain (loss) of
     securities                               (488)                                           (488)
          (net taxes (benefits) of $(251))
     Change in foreign currency (net taxes of 477                                             477
     $246)
     Other comprehensive income               (11)
     Total comprehensive income               4,670
Issuance of common stock for Savers Life      15,024       15,024
  acquisition
Issuance of common stock for Midwestern Life
   acquisition                                4,614        4,614
Issuance of common stock warrants             64           64
Issuance of common stock in connection with
   exercise of stock warrants                 233          234                                                    (1)
Treasury stock acquired                       (1,702)                         (1,702)
Conversion of preferred stock into common     4            4
   stock
Reissuance of treasury stock in connection
   with exercise of stock options             2                               54                                  (52)
   exercise of stock options
Preferred stock dividends                     (180)                                                               (180)
Balance at December 31, 1998                  $66,042      $60,586            $(6,220)        $1,687              $9,989



               See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                      Year Ended December 31
                                                                         1998                      1997                      1996
OPERATING ACTIVITIES
Net income                                                             $4,681                    $2,645                    $4,767
Adjustments to reconcile net income to net cash provided by
operating activities:
  Amortization of deferred policy acquisition costs                     2,658                     1,456                     1,221
  Policy acquisition costs deferred                                  (13,542)                   (7,005)                   (6,400)
  Deferred federal income taxes                                           957                     1,187                       158
  Depreciation and amortization                                         1,209                     1,085                       544
  Insurance policy liabilities                                          6,400                     9,441                     4,785
  Net realized investment gains                                         (353)                     (396)                   (1,302)
  Accrued investment income                                           (1,451)                     (314)                     (770)
  Extraordinary gain on early redemption of redeemable                     --                        --                     (502)
preferred stock
   Other                                                                (290)                     (335)                     (775)
          Net cash provided by operating activities                       269                     7,764                     1,726
FINANCING ACTIVITIES
Issuance of common stock, net                                          19,638                        --                        --
Borrowings, net of debt issuance costs of $206, $70 and $208
in 1998, 1997                                                          11,794                     5,558                    16,792
  and 1996, respectively
Repayments on long-term debt and obligations under capital            (3,141)                     (543)                     (491)
lease
Premiums received on interest-sensitive annuities and other
financial products credited                                            81,858                    49,362                    42,347
  to policyholder account balances, net of premiums ceded
Return of policyholder account balances on interest-sensitive
annuities and other financial products, net of premiums ceded        (52,934)                  (37,477)                  (17,356)
Issuance of Series A redeemable preferred stock                         6,389                        --                        --
Redemption of preferred stock                                              --                   (1,855)                     (949)
Repurchase of common stock warrants                                        --                        --                     (600)
Proceeds from common and treasury stock sales                             234                       138                       100
Purchase of common stock for treasury                                 (1,647)                   (1,079)                   (2,126)
         Net cash provided by financing activities                     62,191                    14,104                    37,717
INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases                                                        (261,744)                 (205,976)                 (249,638)
  Sales                                                               162,503                   161,891                   194,244
  Maturities, calls and redemptions                                    32,570                    28,380                    10,254
Short-term investments, net                                            44,460                   (4,925)                    11,890
Other investments, net                                                    320                   (2,186)                     (551)
Purchase of Savers Life Insurance Company, less cash acquired        (18,039)                        --                        --
of $518
Purchase of Midwestern National Life Insurance Company of
Ohio, less cash                                                      (13,104)                        --                        --
  acquired of $1,026
Purchase of Shelby Life Insurance Company, less cash acquired              --                        --                  (14,618)
of $32
Dividends paid by Shelby Life Insurance Company to former                  --                        --                   (3,000)
parent
Proceeds from sale of First International Life Insurance
Company, less cash transferred                                             --                        --                    11,327
  to seller of $265
         Net cash used by investing activities                       (53,034)                  (22,816)                  (40,092)
Net increase (decrease) in cash                                         9,426                     (948)                     (649)
Cash at beginning of year                                               4,165                     5,113                     5,762
Cash at end of year                                                   $13,591                    $4,165                    $5,113

     See accompanying notes to consolidated financial statements.

                       STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

   Standard Management Corporation ("Standard Management") is an international financial services holding company, which directly and through its subsidiaries
i) acquires and manages in force life insurance and annuity business, ii) issues and distributes life insurance and annuity products, and iii) offers unit-linked assurance products through its international subsidiaries.

   Standard Management's active subsidiaries  at  December  31,  1998  include:
(i) Standard Life Insurance Company of Indiana ("Standard Life") and its subsidiary, Dixie National Life Insurance Company ("Dixie Life"), (ii) Standard Management International, S.A. and its subsidiaries ("SMI"), Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") and Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)"), (iii) Standard Marketing Corporation ("Standard Marketing") and (iv) Savers Marketing Corporation ("Savers Marketing").

BASIS OF PRESENTATION

   The accompanying consolidated financial statements of Standard Management and its subsidiaries (the "Company" or "SMC") have been prepared in conformity with generally accepted accounting principles ("GAAP") and include the accounts of the Company since acquisition or organization. All significant intercompany balances and transactions have been eliminated.

   The fiscal year end for SMI is September 30. To facilitate reporting on the consolidated level, the fiscal year end for SMI was not changed and the consolidated balance sheets and statements of operations for SMI at September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998, are included in the Company's consolidated balance sheets at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998.

USE OF ESTIMATES

   The nature of the Company's insurance businesses requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts disclosed in this report.

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

   Mortgage-backed and other collateralized securities, classified as fixed maturity securities in the consolidated balance sheets, are comprised principally of obligations backed by an agency of the United States government (although generally not by the full faith and credit of the United States government). The Company has reduced the risk normally associated with these investments by primarily investing in highly rated securities and in those that provide more predictable prepayment patterns. The income from these securities is recognized using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the income recognized is adjusted currently to match that which would have been recorded had the effective yield been applied since the acquisition of the security. This adjustment is included in net investment income.

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

FUTURE POLICY BENEFITS

   Liabilities for future policy benefits for deferred annuities and universal life policies are equal to full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with rates ranging from 4.8% to 11% in 1998 and 4.5% to 12% in 1997.

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

REINSURANCE

   Premiums, annuity policy charges, benefits and claims, interest credited and amortization expense are reported net of reinsurance ceded and are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

SEPARATE ACCOUNTS

   The majority of the balance represents i) unit-linked business, where benefits on surrender and maturity are not guaranteed, and ii) investment contracts which pay fixed benefits to the policyholder and have minimal mortality risk. Separate accounts generally represent funds maintained in accounts to meet specific investment objectives of policyholders who bear the investment risk. The Company records the related liabilities at amounts equal to the underlying assets. Investment income and investment gains and losses accrue directly to such policyholders. The assets of each account are segregated and are not subject to claims that arise out of any other business of the Company. Deposits, net investment income and realized gains and losses on separate accounts assets are not reflected in the consolidated statements of income.

              STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


FOREIGN CURRENCY TRANSLATION

   The Company's foreign subsidiaries' balance sheets and statements of income are translated at the year end exchange rates and average exchange rates for the year, respectively. The resulting unrealized gain or loss adjustment from the translation to U.S. dollars is recorded in the foreign currency translation adjustment as a separate component of accumulated other comprehensive income. Foreign exchange gains or losses relating to policyholders' funds in separate accounts are allocated to the relevant separate account.

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

   Standard Life and Dixie Life filed a life/life consolidated return for 1997 and plan to file a consolidated return for 1998. SMC, Standard Marketing and other U.S. non-insurance subsidiaries are taxed as regular corporations and file a consolidated return. SMC and its U.S. non-insurance subsidiaries were eligible to consolidate with Standard Life for income tax purposes beginning in 1996, but do not currently plan to do so.

   SMI is incorporated as a holding company in the Grand Duchy of Luxembourg and, accordingly, is not currently subject to taxation on income or capital gains. SMI is subject to an annual capital tax which is calculated on the nominal value of the statutory shareholder's equity at an annual rate of .20%. Premier Life (Luxembourg) is a normal commercial taxable company and is subject to income tax at regular corporate rates (statutory corporate rate of 37.45%), and annual capital taxes amounting to approximately 1% of its net equity. Premier Life (Bermuda) is exempt from taxation on income until March 2016 pursuant to a decree from the Minister of Finance in Bermuda. To the extent that such income is taxable under U.S. law, such income will be included in SMC's consolidated return.

PRESENT VALUE OF FUTURE PROFITS

   Present value of future profits is recorded in connection with acquisitions of insurance companies or a block of policies. The initial value is based on the actuarially determined present value of the projected future gross profits from the in-force business acquired. In selecting the interest rate to calculate the discounted present value of the projected future gross profits, the Company uses the risk rate of return believed to best reflect the characteristics of the purchased policies, taking into account the relative risks of such policies, the cost of funds to acquire the business and other factors. The value of in force insurance purchased is amortized on a constant yield basis over its estimated life from the date of acquisition in proportion to the emergence of profits over a period of approximately 20 years. For acquisitions the Company made on or before November 19, 1992, the Company amortizes the asset with interest at the same discount rate used to determine the present value of future profits at the date of purchase. For acquisitions after November 19, 1992, the Company amortizes the asset using the interest rate credited to the underlying policies.

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

              STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

EXCESS OF ACQUISITION COST OVER NET ASSETS ACQUIRED

   The excess of the cost to acquire purchased companies over the fair value of net assets acquired is being amortized on a straight-line basis over periods that generally correspond with the benefits expected to be derived from the acquisitions, usually 20 to 40 years. Accumulated amortization was $.6 million and $.4 million at December 31, 1998 and 1997, respectively. The Company continually monitors the value of excess of acquisition cost over net assets acquired ("goodwill") based on estimates of future earnings. If it determines that goodwill has been impaired, the carrying value is reduced with a corresponding charge to expense.

EXCESS OF NET ASSETS ACQUIRED OVER ACQUISITION COST

   The excess of the net assets acquired over the cost to acquire purchased companies ("negative goodwill"), after reducing the basis in property and equipment and other noncurrent assets to zero, is being amortized into earnings on a straight-line basis over a five year period. Accumulated amortization was $6.6 million and $5.2 million at December 31, 1998 and 1997, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. The adoption of SFAS No. 130 requires unrealized gains or losses on the Company's securities and foreign currency translation adjustments to be included in other comprehensive income, which is a separate component of shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Comprehensive income excludes net realized investment gains of $.7 million (after income taxes of $.3 million).

   In June 1997, the Financial Accounting Standards Board ("FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and defines financial and descriptive information about a company's operating segments that is to be disclosed in the financial statements. SFAS No. 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and was adopted by the Company in the first quarter of 1998. The Company considers its domestic and international operations to be its operating segments. See Note 14.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the Statement effective July 1, 1998. There was no material income statement impact due to the adoption of FASB 133. See Note 15.






1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3") was issued by the American Institute of Certified Public Accountants in December 1997 and provides guidance for determining when an insurance company or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. The statement is effective for 1999 financial statements with early adoption permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

RECLASSIFICATIONS

   Certain amounts in the 1997 and 1996 consolidated financial statements and notes have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on previously reported shareholders' equity or net income in the periods presented.

2. ACQUISITIONS

   On March 12, 1998, SMC acquired Savers Life Insurance Company ("Savers Life"). Each of the 1,779,908 shares of Savers Life Common Stock outstanding was converted into 1.2 shares of SMC Common Stock plus $1.50. Each holder of Savers Life Common Stock could elect to receive the $1.50 per share portion of the merger consideration in the form of additional shares of SMC Common Stock. SMC issued approximately 2.2 million shares with a value of approximately $14.9 million and paid $2.2 million in cash and $1.5 million in acquisition costs for an aggregate purchase price of $18.6 million to acquire Savers Life. SMC increased the Amended and Restated Revolving Line of Credit Agreement (the "Amended Credit Agreement") to $20.0 million to finance the acquisition of Savers Life.

   On October 30, 1998, SMC acquired Midwestern National Life Insurance Company of Ohio ("Midwestern Life"). SMC issued 696,453 shares of its common stock valued at $4.6 million, increased its bank debt by $6.0 million on restructured terms by increasing the Amended Credit Agreement to $26.0 million, and paid $2.9 million in cash and $.6 million of acquisition costs for an aggregate purchase price of $14.1 million to acquire Midwestern Life.

   The acquisitions of Savers Life and Midwestern Life were accounted for using the purchase method of accounting and accordingly, SMC's consolidated financial statements include the results of operations of the acquired companies from the effective dates of their respective acquisitions. Under purchase accounting, SMC allocated the total purchase price of the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill, which will be amortized on a straight line basis over 30 years and 20 years for Savers Life and Midwestern Life, respectively. SMC merged Savers Life and Midwestern Life into Standard Life effective December 31, 1998, with Standard Life as the surviving entity.

              STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)

   The following schedule summarizes the assets acquired and the liabilities assumed with the Savers Life and Midwestern Life acquisitions described above (in thousands):

                                                        Savers       Midwestern
                                                         Life            Life

         Assets acquired:
            Fixed maturity securities              $    7,055      $   99,243
            Equity securities                           2,840             174
            Mortgage loans on real estate               6,273             223
            Real estate                                 1,639              --
            Policy loans                                    9           6,480
            Short term investments                     42,745              --
            Cash                                          518           1,026
            Present value of future profits             5,960           6,999
            Other assets                                7,944           9,671
                  Total assets acquired                74,983         123,816

         Liabilities assumed:
            Policy reserves                            58,680         100,497
            Deferred federal income taxes                  --           3,073
            Other liabilities                           1,386           6,141
                  Total liabilities assumed            60,066         109,711

         Net assets acquired                           14,917          14,105
         Excess of acquisition cost over net
            assets acquired                             3,640              25
         Total purchase price                       $  18,557       $  14,130

   The following are supplemental unaudited pro forma consolidated results of operations of the Company as if the acquisitions of Savers Life and Midwestern Life had occurred on January 1, 1997. The following amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from savings which might be achieved from combined operations. The amounts are not necessarily indicative of the results of operations had these transactions occurred on January 1, 1997, or the results of future operations (in thousands, except per share amounts):



                                                 Year Ended
                                                 DECEMBER 31
                                               1998      1997
   Revenues                                  $80,710    $95,883
   Earnings available to common shareholders   2,657      3,842

   Earnings per share                            .34        .49
   Earnings per share, assuming dilution         .32        .46

              STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

3.    INVESTMENTS

      The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale are as follows (in thousands):

                                                                            December 31, 1998
                                                                       Gross                  Gross
                                             Amortized              Unrealized             Unrealized                Fair
                                               Cost                    Gains                 Losses                  Value
Securities available for sale:
     Fixed maturity securities:
         United States Treasury securities and
           obligations of United States         $34,635                    $606                    $53                $35,188
           government agencies
         Obligations of states and political      3,337                     141                     --                  3,478
           subdivisions
         Foreign government securities           46,872                     616                  4,541                 42,947
         Utilities                               23,316                     662                     74                 23,904
         Corporate bonds                        366,348                  10,965                  4,498                372,815
         Mortgaged-backed securities             66,721                     716                    312                 67,125
         Redeemable preferred stock               5,886                       8                     39                  5,855
           Total fixed maturity securities      547,115                  13,714                  9,517                551,312
     Equity securities                            1,498                       9                    191                  1,316
         Total securities available for sale   $548,613                 $13,723                 $9,708               $552,628

                                                                            December 31, 1997
                                                                       Gross                  Gross
                                             Amortized              Unrealized             Unrealized                Fair
                                               Cost                    Gains                 Losses                  Value
Securities available for sale:
     Fixed maturity securities:
         United States Treasury securities and
           obligations of United States         $27,613                    $174                    $90                $27,697
           government agencies
         Obligations of states and political      3,790                     204                     26                  3,968
           subdivisions
         Foreign government securities           30,558                     497                  3,296                 27,759
         Utilities                               26,606                     534                    109                 27,031
         Corporate bonds                        223,958                   8,140                  1,609                230,489
         Mortgaged-backed securities             51,266                     657                     60                 51,863
         Redeemable preferred stock               3,581                     188                     --                  3,769
           Total fixed maturity securities      367,372                  10,394                  5,190                372,576
     Equity securities                               55                      --                      3                     52
         Total securities available for sale   $367,427                 $10,394                 $5,193               $372,628

   The estimated fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit rating, and maturity of the investments.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

3. INVESTMENTS (CONTINUED)


   The amortized cost and estimated fair value of fixed maturity securities at December 31, 1998 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                     Amortized             Fair
                                                       COST                VALUE

Due in one year or less                             $    3,636       $     3,651
Due after one year through five years                   92,862            93,959
Due after five years through ten years                 163,869           163,208
Due after ten years                                    214,141           217,514
   Subtotal                                            474,508           478,332
Redeemable preferred stock                               5,886             5,855
Mortgage-backed securities                              66,721            67,125
   Total fixed maturity securities                    $547,115          $551,312

      The Company maintains a highly-diversified investment portfolio with limited concentration of financial instruments in any given region, industry or economic characteristic. At December 31, 1998, the Company held no investments in any entity in excess of 10% of shareholders' equity other than asset-backed securities and investments issued or guaranteed by the U.S. government or a U.S. government agency, all of which were classified as fixed maturity securities available for sale.

      Net investment income was attributable to the following (in thousands):

                                                                               Year Ended December 31
                                                     1998                        1997                        1996
Fixed maturity securities                            $30,484                     $27,151                     $19,865
Common stocks                                        46                          --                          --
Mortgage loans on real estate                        679                         123                         309
Policy loans                                         654                         618                         447
Real estate                                          135                         58                          65
Short-term investments and other                     3,291                       2,098                       602
     Gross investment income                         35,289                      30,048                      21,288
Less: investment expenses                            709                         532                         417
     Net investment income                           $34,580                     $29,516                     $20,871


Net realized investment gains arose from the following (in thousands):
                                                                               Year Ended December 31
                                                     1998                        1997                        1996
Fixed maturity securities available for sale:
     Gross realized gains                            $2,570                      $2,209                      $2,111
     Gross realized losses                           2,074                       1,695                       913
         Net                                         496                         514                         1,198
Real estate                                          --                          26                          --
Other gains (losses)                                 (143)                       (144)                       104
     Net realized investment gains                   $353                        $396                        $1,302



3.    INVESTMENTS (CONTINUED)

      Life insurance companies are required to maintain certain amounts of assets with state or other regulatory authorities. At December 31, 1998 fixed maturity securities of $20.9 million and cash and short-term investments of $2.5 million were held on deposit by various state regulatory authorities in compliance with statutory regulations. Additionally, fixed maturity securities of $.3 million and short-term investments of $6.2 million of SMI were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.


4.    DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

      The activity related to the deferred policy acquisition costs of business produced is summarized as follows (in thousands):

                                                                               Year Ended December 31
                                                     1998                        1997                        1996
Balance, beginning of year                           $21,435                     $18,309                     $10,054
     Additions                                       13,542                      7,005                       6,400
     Amortization                                    (2,658)                     (1,456)                     (1,221)
     Adjustment relating to net unrealized (gain)
     loss on securities available for sale           627                         (2,423)                     3,076
Balance, end of year                                 $32,946                     $21,435                     $18,309

     The  activity related  to  the  present  value of future profits of the business acquired  is summarized as follows (in thousands):
                                                                               Year Ended December 31
                                                     1998                        1997                        1996
Balance, beginning of year                           $20,537                     $23,806                     $15,246
      Amounts related to acquisitions and disposals  10,401                      (1,374)                     9,615
      Interest accreted on unamortized balance       4,223                       3,178                       2,563
      Gross amortization during the year             (6,088)                     (4,844)                     (3,812)
      Adjustments relating to net unrealized (gain)
      loss on securities available for sale          (280)                       (229)                       194
Balance, end of year                                 $28,793                     $20,537                     $23,806

      The percentages of future expected net amortization of the beginning balance of the present value of future profits, before the effect of net unrealized gains and losses, will be between 6% and 9% in each of the years 1999 through 2003. Future net amortization is based on the present value of future profits at December 31, 1998 and current assumptions as to future events on all policies in force.

      The discount rate used to calculate the present value of future profits reflected in the Company's consolidated balance sheets at December 31, 1998, ranged from 7.5% to 18%. The Company used a 13% discount rate to calculate the present value of future profits on the Savers Life and Midwestern Life acquisitions.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

5.    NOTES PAYABLE

      Notes payable were as follows (in thousands):


                                               Interest                                  December 31
                                                 Rate
                                                                     1998                        1997
Borrowings under revolving credit agreements     8.52%{ (1)}         $25,000                     $16,000
Senior subordinated convertible notes           10.00%               10,000                      10,000
                                                                     $35,000                     $26,000

(1) Current weighted average rate at December 31, 1998.

BORROWINGS UNDER REVOLVING CREDIT AGREEMENTS

      Standard Management has outstanding borrowings at December 31, 1998 pursuant to the Amended Credit Agreement that provides for it to borrow up to $26.0 million in the form of a seven-year reducing revolving loan arrangement. Standard Management has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 93,500 shares of Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing and repurchases of Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of Common stock of Standard Life and Standard Marketing. Interest on the borrowings under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank periodically, plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. The repayment schedule of the $25.0 million includes $3.3 million due March 2000 and $4.3 million each year thereafter to March 2005. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements for SMC, positive net income, minimum statutory surplus requirements for the Company's insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets.

      SMI has an unused line of credit of $1.7 million, with no borrowings in connection with this line of credit in 1998 or 1997.

SENIOR SUBORDINATED CONVERTIBLE NOTES

      In connection with the acquisition of Shelby Life, Standard Management borrowed $4.0 million from an insurance company pursuant to a subordinated convertible debt agreement which was due in December 2003. At June 30, 1997, this subordinated convertible debt agreement was amended to the principal amount of $4.4 million which is due July 2004, unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. At June 30, 1997, Standard Management borrowed an additional $5.6 million from the insurance company pursuant to another subordinated convertible debt agreement (collectively, the "Notes"), which is due July 2004 unless previously converted, and also requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. Proceeds from the additional borrowings were used for contributions to surplus of insurance subsidiaries of $2.4 million, redemption of Class S Preferred Stock of approximately $1.8 million (SEE NOTE 7), and other general corporate purposes. The Notes are convertible at any time at the option of the noteholders into SMC Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of Standard Management commencing on July 1, 2000 at redemption prices equal to 105% of the principal amount (plus accrued interest) and declining to 102% of the principal amount plus accrued interest. The Notes may be prepaid prior to July 1, 2000 at a redemption price equal to 101% of the principal amount (plus accrued interest) under certain limited circumstances. The Notes are subject to certain restrictions and covenants substantially similar to those in the Amended Credit Agreement.

INTEREST PAID

      Cash paid for interest was $2.7 million, $1.5 million, and $.4 million in 1998, 1997 and 1996, respectively.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

6.    INCOME TAXES

      The components of the federal income tax expense (benefit), applicable to pre-tax income before extraordinary gains, were as follows (in thousands):

                                                                               Year Ended December 31
                                                     1998                        1997                        1996
Current taxes (benefit)                              $673                        $(570)                      $(888)
Deferred taxes                                       957                         1,187                       158
                                                     $1,630                      $617                        $(730)

      The effective tax rate on pre-tax income before extraordinary gain is lower than the statutory corporate federal income tax rate as follows (in thousands):

                                                                                Year Ended December 31
                                                           1998                     1997                     1996
Federal income tax expense at statutory rates (34%)        $2,146                   $1,109                   $1,202
Nonrecognition of losses in SMC consolidated return and
  in foreign subsidiaries                                  --                       314                      543
Amortization of excess of net assets acquired over         (472)                    (472)                    (472)
  acquisition cost
Tax benefit from disposal of subsidiary                    --                       --                       (1,420)
Tax benefits from capital loss carryforwards not           --                       (200)                    --
  previously recognized
Release of reserve for tax adjustments                     --                       (100)                    (325)
Other items, net                                           (44)                     (34)                     (258)
   Federal income tax expense (benefit)                    $1,630                   $617                     $(730)
Effective tax rate                                         26%                      19%                      (21)%

   The Company recovered $1.7 million, $1.3 million and $.1 million in federal income taxes in 1998, 1997 and 1996, respectively, and paid federal income taxes of $.7 million, $.2 million and $.9 million in 1998, 1997 and 1996, respectively.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in the Company's deferred tax assets (liabilities) are as follows (in thousands):

                                                                                           December 31
                                                                     1998                                 1997
Deferred income tax assets:
     Future policy benefits                                          $12,338                              $9,368
     Capital and net operating loss carryforwards                    5,556                                6,123
     Other-net                                                       1,567                                1,126
         Gross deferred tax assets                                   19,461                               16,617
     Valuation allowance for deferred tax assets                     (9,023)                              (6,962)
         Deferred income tax assets, net of valuation allowance      10,438                               9,655
Deferred income tax liabilities:
     Unrealized gain on securities available for sale                (2,514)                              (1,820)
     Present value of future profits                                 (9,791)                              (6,983)
     Deferred policy acquisition costs                               (5,753)                              (5,340)
         Total deferred income tax liabilities                       (18,058)                             (14,143)
     Net deferred income tax liabilities                             $(7,620)                             $(4,488)

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)


   The Company is required to establish a "valuation allowance" for any portion of its deferred tax assets which are unlikely to be realized. The valuation allowance for deferred tax assets includes $1.0 million at December 31, 1998 with respect to corporate income tax loss carryforwards of Standard Management International, S.A. which, if recognized in the future, will result in an addition to negative goodwill and be amortized into income over its remaining life. The valuation allowance for deferred tax assets includes $1.8 million at December 31, 1998 with respect to deferred tax assets at the date of acquisition and net tax operating loss carry forwards of Dixie Life and Shelby Life which, if recognized in the future, will result in a reduction to goodwill and be amortized into income over its remaining life by reducing goodwill amortization expense.


   As of December 31, 1998, Standard Management and its noninsurance subsidiaries had consolidated net operating loss carryforwards of approximately $9.4 million for tax return purposes which expire from 2005 through 2012. These carryforwards will only be available to reduce the taxable income of Standard Management. At December 31, 1998, the Standard Life consolidated return had net operating loss carryforwards of approximately $4.1 million which expire in 2010 and 2018. As a result of the change in ownership of Midwestern Life, $1.1 million of these loss carryforwards are subject to an annual limitation of $.7 million. These carryforwards will only be available to reduce the taxable income of the Standard Life consolidated return. At December 31, 1998, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $2.6 million, all of which may be carried forward indefinitely.

   The Internal Revenue Service has completed its examination of the Company for years through 1993 in 1996. All adjustments to taxable income determined by completed examinations, which were not material, have reduced the net operating loss carryforwards. Upon completion of the examination, a tax reserve for adjustments of $.3 million was released and recorded in income in 1996. In 1997, the Internal Revenue Service completed its examination of Standard Life through 1996. All adjustments including a tax benefit from previously expired capital loss carryforwards were settled during 1997 resulting in a net tax benefit of approximately $.2 million during 1997 and upon completion of the examination, a tax reserve for adjustments of $.1 million was released into income in 1997.

7. SHAREHOLDERS' EQUITY

REDEEMABLE PREFERRED STOCK

   Shareholders have authorized 1,000,000 shares of Preferred Stock. Other terms, including preferences, voting and conversion rights, may be established by the Board of Directors.

   In 1995, 300,000 shares of the authorized preferred stock were designated as Class S cumulative convertible redeemable preferred stock ("Class S preferred stock"). In February 1996 these shares were issued at a par value of $10.00 per share. The Company repurchased and retired 140,111 of these shares at a cost of $1.0 million in 1996, which resulted in an extraordinary gain of $.5 million. Effective August 1997, SMC redeemed the remaining Class S preferred stock for $1.8 million.

   In 1998, 130,000 shares of the authorized preferred stock were designated as Series A convertible redeemable preferred stock ("Series A preferred stock"). The Company issued 65,300 shares with a stated value of $6.5 million ($100 per share) in 1998. The following, among other things, are characteristics of the Series A preferred stock:

<circle>The holders are entitled to cumulative  annual  dividends  of $7.75 per share (payable quarterly).

<circle>Conversion into 11.767 shares of SMC common stock per share of Series A preferred stock.

<circle>Redeemable on July 1, 2003.

<circle>Redemption  by the Company may occur at 105% of stated value  beginning
   July 1, 1999 and decreasing 1% per year to 100% at July 1, 2003.

<circle>There are no voting rights attached to these shares.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

7. SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK

   The Company repurchased 308,465, 154,903, and 431,026 shares of Common Stock for $1.7 million, $1.1 million, and $2.1 million in 1998, 1997 and 1996, respectively under its stock repurchase program. At December 31, 1998, the Company was authorized to purchase an additional 1,057,179 shares under this program.

   The following table represents outstanding warrants to purchase Common Stock as of December 31, 1998:

                                               Exercise       Warrants
         ISSUE DATE          EXPIRATION DATE    PRICE       OUTSTANDING

         June 1989           December 1999   $3.5216        229,430
         January 1994        January 1999     7.8571         42,000
         November 1995       November 2002    4.5238         31,500
         July 1996           July 2003        4.3750         30,000
         September 1996      September 1999   5.5000         16,500
         April 1997          April 2004       5.1250         12,000
         July 1997           July 2000        5.7500         75,000
         September 1997      September 2000   7.5000         15,000
         February 1998       August 2000      8.2500         50,000
         October 1998        October 2001     8.0000         75,000
         October 1998        October 2001     7.1250         20,000
                                                            596,430


CHANGES IN SHARES OF COMMON STOCK AND TREASURY STOCK

      The following table represents changes in the number of common and treasury shares as of December 31:



                                           1998            1997          1996
Common Stock:
         Balance, beginning of year       5,752,499       5,752,499     5,459,573
              Issuance of common stock    3,049,814              --        20,000
              5% common stock dividend           --              --       272,926
         Balance, end of year             8,802,313       5,752,499     5,752,499

Treasury Stock:
         Balance, beginning of year       (876,009)       (728,229)     (502,025)
              Treasury stock acquired     (308,465)       (154,903)     (431,026)
              5% common stock dividend           --              --      (46,402)
              Reissuance of treasury stock in
                    connection with exercise of
                    stock options            23,615           7,123         1,224
              Reissuance of treasury stock in
                     connection with purchase of
                     Shelby Life                 --              --       250,000
         Balance, end of year           (1,160,859)       (876,009)     (728,229)

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       SHAREHOLDERS' EQUITY (CONTINUED)

UNREALIZED GAIN ON SECURITIES

   The components of the balance sheet caption "Unrealized gain on securities available for sale" in shareholders' equity are summarized as follows (in thousands):

                                                                                           December 31
                                                                     1998                                 1997
Fair value of securities available for sale                          $552,628                             $372,628
Amortized cost of securities available for sale                      548,613                              367,427
     Gross unrealized gain on securities available for sale          4,015                                5,201
Adjustments for:
     Deferred policy acquisition costs                               (1,101)                              (1,727)
     Present value of future profits                                 (489)                                (209)
     Deferred federal income tax liability                           (765)                                (1,094)
         Net unrealized gain on securities available for sale        $1,660                               $2,171


8.    STOCK OPTION PLAN

      SMC has a non-qualified Stock Option Plan (the "Plan") under which 2,500,000 shares of Common Stock are reserved for grants of stock options to employees and directors. The purchase price per share specified in any Plan option must be at least equal to the fair market value of common stock at the grant date. Options generally become exercisable over a three-year period and have a term of 10 years. The Plan is administered by the Board of Directors and officers of SMC. The terms of the options, including the number of shares and the exercise price, are subject to the sole discretion of the Board of Directors. A total of 490,533 shares are available for future issuance for the Plan as of December 31, 1998.

      SFAS No. 123 entitled "Accounting for Stock-Based Compensation" issued in October 1995, was adopted by the Company as of December 31, 1997. The provisions of SFAS No. 123 allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. The Company has elected to continue its practice of recognizing compensation expense for its Plan using the intrinsic value based method of accounting and to provide the required pro forma information. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been the following (in thousands, except per share amounts):

                                                           Year Ended December 31
                                     1998                      1997                     1996
Net income                           $3,094                    $623                     $3,227
Earnings per share                      .43                     .11                        .62
Earnings per share, assuming dilution   .43                     .11                        .60

      The fair value  of  each  option  grant is estimated on the date of grant
using   the   Black-Scholes   option-valuation   model   with   the   following
weighted-average assumptions :

                                     1998           1997          1996
Risk-free interest rates             5.6%            5.7%          5.9%
Volatility factors                   .55             .37           .49
Weighted average expected life      7 years        7 years       7 years

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

8.    STOCK OPTION PLAN (CONTINUED)

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

      A summary of the Company's stock option activity and related information for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                          1998                                 1997                             1996
                                                  Weighted-                          Weighted-                      Weighted-
                                                   Average                            Average                        Average
                                                  Exercise                           Exercise                       Exercise
                                                    Price                              Price                          Price
                                 Shares                              Shares                           Shares
Options outstanding, beginning 1,916,820         $6.08             1,446,169        $5.98           1,164,720       $6.46
  of year
Exercised                      (97,988)          5.23              (17,300)         4.52            (1,224)          3.57
Granted                        79,950            6.94              685,000          6.29            769,122          6.14
Expired or forfeited           (7,495)           6.75              (197,049)        4.30            (486,449)        7.56
Options outstanding, end of    1,891,287         6.15              1,916,820        6.08            1,446,169        5.98
  year
Options exercisable, end of    1,664,153                           1,467,185                        1,097,028
  year
Weighted-average fair value of
  options granted during       $   4.42                            $   3.10                         $   3.62
  the year


      Information with respect to stock options outstanding at December 31, 1998 is as follows:

                               Options Outstanding                   Options Exercisable
                                    Weighted-       Weighted-                    Weighted-
  Range of                           Average         Average                      Average
  Exercise           Number         Remaining       Exercise        Number       Exercise
   Prices          Outstanding     Contractual        Price       Exercisable      Price
                                      Life
                                     (years)
    $3-5           348,988         7                $4.40          318,988       $4.36
     5-7           988,867         8                6.03           811,733       5.93
     7-9           534,532         7                7.42           514,532       7.41
    9-11           18,900          5                9.40           18,900        9.40
                   1,891,287                                       1,664,153

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

9.    REINSURANCE

      The Company's insurance subsidiaries have entered into reinsurance agreements with non-affiliated companies to limit the net loss arising from large risks, maintain their exposure to loss within capital resources, provide additional capacity for future growth and enter into sharing arrangements. The maximum amount of life insurance retained on any one life ranges from $30,000 to $150,000. Amounts of standard risk in excess of that limit are reinsured.

      Reinsurance premiums ceded to other insurers were $17.0 million, $4.8 million, and $2.2 million in 1998, 1997 and 1996, respectively. Reinsurance ceded has reduced benefits and claims incurred by $10.5 million, $5.4 million, and $6.2 million in 1998, 1997 and 1996, respectively. A contingent liability exists to the extent any of the reinsuring companies are unable to meet their obligations under the reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Based on its periodic reviews of these companies, the Company believes the assuming companies are able to honor all contractual commitments under the reinsurance agreements.

      At December 31, 1998 the Company's largest annuity reinsurer, which is rated "A" (Excellent) by A.M. Best, represented $33.7 million, or 56.3% of total reinsurance recoverable and $6.5 million of premium deposits ceded. From January 1, 1996 to March 31, 1996, approximately 50% of Standard Life's annuity business was ceded. Effective April 1, 1996, Standard Life reduced it to 25% and effective October 1, 1998, discontinued ceding its annuity business.

      On July 1, 1998, Savers Life's medicare supplement business was sold to Oxford Life Insurance Company through a quota share reinsurance agreement. Under the terms of the reinsurance agreement, Savers Life will administer the medicare supplement business through July 1, 1999 and will receive administration fee income. Effective December 31, 1998, Standard Life replaced Savers Life as a party to this reinsurance agreement and became responsible for the administration of the Medicare Supplement business.

10.   RELATED PARTY TRANSACTIONS

      On October 28, 1997, SMC made an interest-free loan to an officer and director of SMC, in the amount of $778,000, representing a new loan in the sum of $438,000 and consolidation of an existing loan. The principal balance of the loan was $778,000 at December 31, 1998 and 1997. Repayment is due within 10 days of the officer's voluntary termination or resignation as an officer of SMC. In the event of a termination of the officer's employment with SMC following a change in control, the loan is deemed to be forgiven.

      On September 2, 1998, SMC made a loan to a director of SMC, in the amount of $120,000 with an interest rate of prime plus 1%. At December 31, 1998, the principal balance of the loan was $58,500.

      SMC entered into a covenant not to compete agreement with a former officer and director in February 1997, effective July 1, 1996, the date his employment agreement terminated. In accordance with the covenant not to compete agreement, the officer and director received payments of $275,000 and $125,000 in 1997 and 1998, respectively, and will receive $100,000 in 1999.

      SMC is a guarantor on a $70,000 loan to a director and officer. The guaranty will be effective until the earlier of repayment of the loan or June 25, 1999.

      Certain officers and directors purchased 31,000 shares, or $3.1 million of the Series A preferred stock as described in
Note 7. These shares were purchased in connection with a loan agreement of $2.6 million which the Company has guaranteed.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

11.   COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

      The Company rents office and storage space under noncancellable operating leases. The Company incurred rent expense for operating leases of $1.0 million, $.9 million, and $1.0 million in 1998, 1997 and 1996, respectively. Pursuant to the terms of a lease agreement effective June 1, 1991, Standard Life has agreed to lease office space for a ten year period. After the initial ten year lease period, Standard Life may continue to lease the premises on a month to month basis at a rental of 125% of the prevailing market rate for the leased premises in effect at that time.

      Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 1998, are as follows (in thousands):

            1999                                       $   913
            2000                                           805
            2001                                           429
            2002                                           128
            2003                                           128
            Thereafter                                      16
            Total minimum lease payments                $2,419


EMPLOYMENT AGREEMENTS

      Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change in control of the Company. The commitment under these agreements is approximately three times their current annual salaries. Additionally, following termination from the Company due to a change in control, each executive is entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,327,880 shares at December 31, 1998.

12.   LITIGATION

      An officer and director of SMC resigned effective April 15, 1997. On June 19, 1997, this former officer commenced an action in the Superior Court of Marion County, Indiana against SMC claiming that his employment agreement contained a provision to the effect that, following a termination of his employment with SMC under certain circumstances, he would be entitled to receive certain benefits. This former officer has asserted to SMC that he is entitled to a lump sum termination payment of $1.7 million and liquidated damages not exceeding $3.3 million by virtue of his voluntarily leaving SMC's employment. SMC disputes those claims. SMC filed its Answer and Counterclaim on September 11, 1997. SMC's investigation since the action was filed revealed a basis for the termination of employment of the former officer for cause relative to after-acquired evidence. On October 14, 1997, the Board of Directors of SMC terminated the former officer for cause effective March 15, 1997. Such termination will also be argued by SMC as a complete defense to all claims asserted by the former officer. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements. Management believes that the conclusion of such litigation will not have a material adverse effect on SMC's consolidated financial condition.

      In addition, the Company is involved in various legal proceedings in the normal course of business. In most cases, such proceedings involve claims under insurance policies or other contracts of the Company. The outcomes of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity or future results of operations of the Company based on the Company's current understanding of the relevant facts and law.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

      The Company's U.S. life insurance subsidiaries had consolidated statutory capital and surplus of $43.6 million and $25.9 million at December 31, 1998 and 1997, respectively, after elimination of subsidiaries intercompany accounts. Consolidated net income of the Company's life insurance subsidiaries on a statutory basis, after elimination of subsidiaries intercompany accounts was $1.7 million, $1.8 million, and $3.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum statutory capital and surplus required by the Indiana Insurance Code was $.5 million as of December 31, 1998.

      "Prescribed" statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be adopted by states with an implementation date of January 1, 2001, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

      Effective December 31, 1998, Standard Life strengthened policy reserves by $.3 million pursuant to the statutory Actuarial Guideline 33. Standard Life received permission from the Indiana Department of Insurance Commissioner to grade in the remaining effect of Actuarial Guideline 33 in 1999 and 2000. This permitted accounting practice increased statutory surplus by $.7 million at December 31, 1998.

      Policy reserves for Dixie Life's fixed premium universal life policies were calculated according to the Commissioners' Reserve Valuation Method ("CRVM") for traditional whole life policies. This differs from prescribed statutory accounting practices. Effective October 2, 1995, Dixie Life received permission from the Mississippi Insurance Department to strengthen the reserves for these policies by using the CRVM methodology as modified by the Universal Life Model Regulation. This reserve strengthening was recorded quarterly through September 30, 1998.

      From the funds borrowed by SMC pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $27.0 million ($13.0 million at December 31, 1997) was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. As required by state regulatory authorities, the balance of the surplus debenture at December 31, 1998 and 1997 of $27.0 million and $13.0 million, respectively, is classified as a part of capital and surplus of Standard Life. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance.

      SMC's ability to pay operating expenses and meet debt service obligations is partially dependent upon the amount of dividends received from Standard Life. Standard Life's ability to pay cash dividends to SMC is, in turn, restricted by law or subject to approval by the insurance regulatory authorities of Indiana. Dividends are permitted based on, among other things, the level of the preceding year statutory surplus and net income. In 1997 and 1996, Standard Life paid dividends of $1.6 million and $1.0 million, respectively, to SMC. During 1999, Standard Life can pay dividends of $4.4 million without regulatory approval; Standard Life must notify the Indiana regulatory authorities of the intent to pay dividends at least thirty days prior to payment.

      State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of investment and insurance risks. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 1998, the RBC Ratios of Standard Life and Dixie Life were both at least two and a half times greater than the levels at which company action is required.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

13.   STATUTORY ACCOUNTING INFORMATION OF SUBSIDIARIES (CONTINUED)

      The statutory capital and surplus for Premier Life (Luxembourg) was $6.8 million and $7.3 million at fiscal years ended 1998 and 1997, respectively, and minimum capital and surplus under local insurance regulations was $2.9 million at fiscal years ended 1998 and 1997. The statutory capital and surplus for Premier Life (Bermuda) was $2.1 million and $1.4 million at fiscal years ended 1998 and 1997, respectively, and minimum capital and surplus under local insurance regulations was $.3 million at fiscal years ended 1998 and 1997. SMI dividends are limited to its accumulated earnings without regulatory approval. SMI and Premier Life (Luxembourg) were not permitted to pay dividends under Luxembourg law in 1998 and 1997 due to accumulated losses.


14.   OPERATIONS BY BUSINESS SEGMENT

      In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under this new pronouncement, effective for financial statements issued for fiscal years beginning after December 15, 1997, a company must provide disclosures about operating segments on the same basis it uses internally to evaluate the performance of its operations and allocate its resources. The Company identified the following two operating segments which are the primary components of its business.


      DOMESTIC OPERATIONS includes revenues earned and expenses incurred from United States operations and includes deposits and/or income from annuity products (primarily FPDA's), equity indexed products, universal life products and traditional life products. The profitability for this segment primarily depends on the investment spread earned (annuities and universal life), the persistency of the in-force business, claim experience and expense management.

      INTERNATIONAL OPERATIONS includes revenues earned and expenses incurred from abroad, primarily Europe, and includes fees collected on deposits from unit-linked products. The profitability for this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and expense management.

      The accounting policies of the segments are the same as described in Note 1 (Summary of Significant Accounting Policies).

      The following segment presentation contains the same operating data and results the Company uses to evaluate the performance of the business and provides reconciliations to consolidated totals (in thousands):


                                                                             Year Ended December 31
                                                   1998                        1997                        1996
Revenues:
     Domestic                                      $58,055                     $42,651                     $36,524
     International                                 4,815                       3,960                       3,681
         Consolidated Revenues                     $62,870                     $46,611                     $40,205
Net Investment Income:
     Domestic                                      $33,721                     $28,614                     $20,132
     International                                 859                         902                         739
         Consolidated Net Investment Income        $34,580                     $29,516                     $20,871
Interest Credited on Interest Sensitive Annuities
and Other                                          $19,775                     $16,281                     $11,092
     Financial Products (All Domestic)
Pre-tax Income:
     Domestic                                      $4,053                      $1,542                      $2,292
     International                                 2,258                       1,720                       1,243
         Consolidated Pre-tax Income               $6,311                      $3,262                      $3,535
Assets:
     Domestic                                      $750,683                    $508,476                    $486,576
     International                                 205,467                     160,516                     141,837
         Consolidated Assets                       $956,150                    $668,992                    $628,413


15.   DERIVATIVE FINANCIAL INSTRUMENTS

      In May 1998, Standard Life began offering equity-indexed annuity products which provide a base rate of return with a higher potential return linked to the performance of a broad-based equity index. The Company buys Standard & Poor's 500 Index Call Options (the "S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. The cost of the S&P 500 Call Options is included in the pricing of the equity-indexed annuity products. The changes in the values of the S&P 500 Call Options are reflected in net investment income and fluctuate in relation to changes in policyholder account balances for these annuities. Premiums paid to purchase these instruments are deferred and amortized over their term.

      At December 31, 1998, net investment income included $.6 million related to changes in the fair value of the S&P 500 Call Options. Such investment income was substantially offset by amounts credited to financial products. The fair value of the S&P 500 Call Options was $1.8 million at December 31, 1998.

      If the counterparts of the aforementioned financial instruments do not meet their obligations, the Company may have to recognize a loss. The Company limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 1998, all of the counterparties were rated "A" or higher by Standard & Poor's Corporation.


16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      FIXED MATURITY SECURITIES: Fair values for fixed maturity securities are based on quoted market prices from broker-dealers, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or, in the case of private placements, are estimated by discounting the expected future cash flows using current market rates applicable to the coupon rate, credit rating and maturity of the investments.


      EQUITY SECURITIES:   The  fair  values for equity securities are based on
the quoted market prices.

      DERIVATIVE SECURITIES: The fair values for derivative securities are based on internal methods developed by our investment advisor.

      MORTGAGE LOANS AND POLICY LOANS: The estimated fair values for mortgage loans and policy loans are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings.

      ASSETS AND LIABILITIES HELD IN SEPARATE ACCOUNTS: Fair values for the assets held in separate accounts are determined from broker-dealers or valuations supplied by internationally recognized statistical rating organizations. The separate account liability represents the Company's obligations to policyholders and approximates fair value.

      INSURANCE LIABILITIES FOR INVESTMENT CONTRACTS: Fair values for the Company's liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining contracts being valued. The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1998 and 1997. This is due to i) credited rates on the vast majority of account balances approximating current rates paid on similar investments and ii) rates not generally being guaranteed beyond one year.


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

      NOTES PAYABLE: The Company believes the fair value of its variable rate long-term debt was equal to its carrying value at December 31, 1998 and 1997. The Company negotiated the terms of its Amended Credit Agreement with its lenders in November 1996. Those negotiations were based on the financial condition of the Company and market conditions at that time. The financial condition of the Company has not changed significantly since the negotiations, and although market conditions


16.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

have changed, the Company pays a variable rate of interest on the debt which reflects the change in market conditions. The fair value of the subordinated convertible debt is based on quoted market prices for the amount of shares convertible.

      The carrying amount of all other financial instruments approximates their fair values.

      The fair value of the Company's financial instruments is shown below using a summarized version of the Company's assets and liabilities at December 31, 1998 and 1997 (in thousands). Refer to Note 3 for additional information relating to the fair value of investments.

                                                                               December 31
                                                           1998                                             1997
                                               Fair                  Carrying                 Fair                 Carrying
                                               Value                  Amount                  Value                 Amount
Assets:
     Investments:
         Securities available for sale:
           Fixed maturity securities           $551,312                $551,312               $372,576               $372,576
           Equity securities                      1,316                   1,316                     52                     52
         Mortgage loans on real estate            8,856                   8,578                    377                    375
         Policy loans                            14,295                  15,019                  8,978                  9,495
         Other invested assets                      837                     837                    779                    779
         Short-term investments                  11,626                  11,626                 13,342                 13,342
     Cash                                        13,591                  13,591                  4,165                  4,165
     Assets held in separate accounts           190,246                 190,246                148,064                148,064
Liabilities:
     Insurance liabilities for                  506,749                 506,749                350,607                350,607
     investment contracts
     Notes payable                               37,180                  35,000                 27,419                 26,000
     Liabilities related to separate            190,246                 190,246                148,064                148,064
     accounts

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

17.   EARNINGS PER SHARE

      A reconciliation of the numerator and denominator of the earnings per share computation is as follows (dollars in thousands, except per share amounts):

                                                           1998                     1997                     1996
Numerator:
 Income before extraordinary gain and preferred stock      $4,681                   $2,645                   $4,265
    dividends
 Extraordinary gain on early redemption of redeemable      --                       --                       502
    preferred stock
 Preferred stock dividends                                 (180)                    (97)                     (208)
 Numerator for basic earnings per share -
    Income available to common shareholders                4,501                    2,548                    4,559

 Effect of dilutive securities:
    Preferred stock dividends                              180                      97                       208
    14% subordinated convertible debt                      --                       --                       82
    10% subordinated convertible debt                      1,000                    --                       --
                                                           1,180                    97                       290
 Numerator for diluted earnings per share -
    Income available to common shareholders after          $5,681                   $2,645                   $4,849
    assumed conversions
Denominator:
Denominator for basic earnings per share - weighted -      6,846,335                4,948,302                4,856,316
    average shares
Effect of dilutive securities:
 Stock options                                             263,636                  182,615                  24,311
 Stock warrants                                            211,989                  230,285                  108,062
 Class S convertible preferred stock                       --                       230,015                  393,701
 14% subordinated convertible debt                         --                       --                       166,667
 10% subordinated convertible debt                         1,740,038                --                       --
 Series A convertible preferred stock                      301,765                  --                       --
    Dilutive potential common shares                       2,517,428                642,915                  692,741
Denominator  for  diluted earnings per share - adjusted
  weighted -average shares and assumed conversions         9,363,763                5,591,217                5,549,057
Basic earnings per share                                   $.65                     $.52                     $.94
Diluted earnings per share                                 $.60                     $.47                     $.87

      The Notes convertible in 1997 (SEE NOTE 5) were not included in the computation of diluted earnings per share in 1997 due to their antidilutive effect.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

18.   QUARTERLY FINANCIAL DATA  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Earnings per common and common equivalent share for each quarter are computed independently of earnings per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings during the year, the sum of the quarterly earnings per share may not equal the earnings per share for the year.


                                                                              1998 Quarters
                                               First                  Second                  Third                 Fourth
Total revenues                           $11,675                  $19,798                $13,887                $17,510
Components of net income:
     Operating income                    $734                     $1,276                 $1,120                 $1,317
     Net realized investment gain        14                       17                     18                     185
     Net income                          $748                     $1,293                 $1,138                 $1,502
Net income per common share              $.14                     $.18                   $.16                   $.20
Net income per common share, assuming
     dilution                            $.13                     $.16                   $.15                   $.17

                                                                              1997 Quarters
                                               First                  Second                  Third                 Fourth
Total revenues                           $11,998                  $11,342                $11,615                $11,656
Components of net income:
     Operating income                    $528                     $661                   $537                   $658
     Net realized investment gains       115                      21                     53                     72
     Net income                          $643                     $682                   $590                   $730
Net income per common share              $.13                     $.14                   $.12                   $.15
Net income per common share, assuming
     dilution                            $.11                     $.12                   $.11                   $.13

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

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                           CONDENSED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               December 31
                                                                                         1998                           1997
                            ASSETS
Investments:
         Investment in subsidiaries                                                   $77,382                        $52,005
          Surplus debenture due from Standard Life                                     27,000                         13,000
         Fixed maturity securities, at fair value (amortized cost $900)                   900                             --
         Equity securities available for sale, at fair value  (amortized                   28                              2
            cost: 1998 - $20; 1997 -$5)
         Real estate                                                                      122                            130
         Notes receivable from officers and directors                                     837                            778
         Short-term investments, at cost, which approximates fair value                    --                             79
                                                                                      106,279                         65,994
Cash                                                                                      940                          1,327
Property and equipment, less accumulated depreciation of $2,038 in 1998                   862                            879
  and $1,636 in 1997
Note receivable from affiliate                                                          2,858                          2,858
Amounts receivable from subsidiaries                                                    2,338                          1,212
Other assets                                                                            1,229                          1,892
            Total assets                                                             $113,350                        $74,162

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Obligations under capital lease                                                   $     --                           $141
   Notes payable                                                                       35,000                         26,000
   Note payable to affiliate                                                            2,858                          2,858
   Amounts due to subsidiaries                                                            850                            397
   Other liabilities                                                                    2,070                          1,453
            Total liabilities                                                          40,778                         30,849
Class A cumulative convertible redeemable preferred stock, par value $100 per share:
   authorized 130,000 shares; issued and outstanding 65,300 shares in 1998              6,530                             --
Shareholders' Equity:
   Preferred stock, no par value:
         Authorized 870,000 shares; none issued and outstanding                            --                             --
   Common stock, no par value:
         Authorized 20,000,000 shares; outstanding 1998 - 7,641,454; 1997              60,586                         40,646
         - 4,876,490
   Treasury stock, at cost, 1,160,854 shares in 1998 and 876,009 shares in            (6,220)                        (4,572)
        1997
     Accumulated other comprehensive income:
        Unrealized gain (loss) on securities of subsidiaries                            1,683                          2,171
        Foreign currency translation adjustment of subsidiaries                             4                          (473)
   Retained earnings                                                                    9,989                          5,541
           Total shareholders' equity                                                  66,042                         43,313
           Total liabilities and shareholders' equity                                $113,350                        $74,162

              See accompanying notes to condensed financial statements.


                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                        CONDENSED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)


                                                                              Year Ended December 31
                                                    1998                         1997                         1996
 Revenues:
   Net investment income (loss)                     $(26)                        $--                          $32
   Interest income from subsidiaries                1,709                        1,519                        357
   Net realized investment losses                   (100)                        --                           --
   Loss on disposal of subsidiary                   --                           --                           (156)
   Other income                                     118                          154                          135
   Rental income from subsidiaries                  995                          1,145                        853
   Management fees from subsidiaries                2,850                        2,100                        1,905
         Total revenues                             5,546                        4,918                        3,126
Expenses:
   Other operating expenses                         3,134                        3,420                        3,470
   Interest expense and financing costs             2,850                        2,367                        799
   Interest expense on note payable to affiliate    160                          162                          161
         Total expenses                             6,144                        5,949                        4,430
Income (loss) before federal income taxes, equity
in earnings
   of consolidated subsidiaries, extraordinary gain (598)                        (1,031)                      (1,304)
   and preferred stock dividends
Federal income tax expense (credit)                 30                           (76)                         --
Income (loss) before equity in earnings of
  consolidated subsidiaries, extraordinary gain
  and preferred stock dividends                     (628)                        (955)                        (1,304)
Equity in earnings of consolidated subsidiaries     5,309                        3,600                        5,569
Income before extraordinary gain and preferred      4,681                        2,645                        4,265
stock dividends
Extraordinary gain on early redemption of
redeemable preferred stock, net taxes of $0         --                           --                           502
Net income                                          4,681                        2,645                        4,767
Preferred stock dividends                           180                          97                           208
Earnings available to common shareholders           $4,501                       $2,548                       $4,559



              See accompanying notes to condensed financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                Year Ended December 31
                                                        1998                       1997                       1996
OPERATING ACTIVITIES
Net income                                              $4,681                     $2,645                     $4,767
Adjustments to reconcile net income to net cash
provided by operating activities:
   Amortization of deferred debt issuance costs         97                         71                         32
   Depreciation and amortization                        439                        646                        564
   Equity in earnings of subsidiaries                   (5,309)                    (3,600)                    (5,569)
   Accrued interest payable                             197                        435                        320
   Other liabilities                                    (38)                       79                         192
   Dividend from Standard Life                          --                         1,600                      1,000
   Extraordinary gain                                   --                         --                         (502)
   Other                                                (483)                      (370)                      165
         Net cash provided (used) by operating          (416)                      1,506                      969
         activities
FINANCING ACTIVITIES
Issuance of common stock, net                           19,638                     --                         --
Borrowings, net of debt issuance costs of $206, $70 and
  $208 in 1998, 1997 and 1996, respectively             11,794                     5,558                      16,792
Repayments on long-term debt and obligations under      (3,141)                    (543)                      (491)
  capital lease
Issuance of convertible preferred stock net of issuance
  costs of $141 in 1998                                 6,389                      --                         --
Reissuance of treasury stock in connection with
  exercise of stock options and warrants                234                        --                         --
Redemption of redeemable preferred stock                --                         (1,855)                    (949)
Repurchase of stock warrants                            --                         --                         (600)
Proceeds from common and treasury stock sales           --                         138                        100
Purchase of common stock for treasury                   (1,672)                    (503)                      (2,126)
         Net cash provided by financing activities      33,242                     2,795                      12,726
INVESTING ACTIVITIES
Investments, net                                        (1,685)                    (1,035)                    197
Purchase of property and equipment, net                 (385)                      (439)                      (246)
Surplus debenture contributed to Standard Life          --                         --                         (13,000)
Capital contribution to Standard Life                   --                         (2,400)                    --
Purchase of Savers Life, less cash acquired of $518     (18,039)                   --                         --
Purchase of Midwestern Life, less cash acquired of      (13,104)                   --                         --
  $1,026
         Net cash used by investing activities          (33,213)                   (3,874)                    (13,049)
Net increase (decrease) in cash                         (387)                      427                        646
Cash at beginning of year                               1,327                      900                        254
Cash at end of year                                     $940                       $1,327                     $900

              See accompanying notes to condensed financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

       SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


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


2. DIVIDENDS FROM SUBSIDIARIES

   SMC received a cash dividend from subsidiaries of $1.6 million and $1.0 million in 1997 and 1996, respectively.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                          SCHEDULE IV -- REINSURANCE

                        STANDARD MANAGEMENT CORPORATION

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)


                                                                                                                  Percentage
                                                          Ceded to            Assumed                              of Amount
                                        Gross               Other           from Other                              Assumed
                                       Amount             Companies          Companies         Net Amount           to Net
YEAR ENDED DECEMBER 31, 1998
Life insurance in force             $2,520,340          $1,231,533         $217               $1,289,024         0.02%
Premiums:
   Life insurance and annuities     $13,160             $4,705             $--                $8,455
   Accident and health insurance    18,333              12,341             --                 5,992
   Supplementary contract and other
     funds on deposit               32                  --                 --                 32
           Total premiums           $31,525             $17,046            $--                $14,479

YEAR ENDED DECEMBER 31, 1997
Life insurance in force             $2,447,782          $1,269,848         $237               $1,178,171         0.02%
Premiums:
   Life insurance and annuities     $11,735             $4,821             $--                $6,914
   Accident and health insurance    17                  --                 --                 17
   Supplementary contract and other
     funds on deposit               169                 --                 --                 169
           Total premiums           $11,921             $4,821             $--                $7,100

YEAR ENDED DECEMBER 31, 1996
Life insurance in force             $3,000,763          $1,633,340         $252               $1,367,675         0.02%
Premiums:
   Life insurance and annuities     $11,862             $2,152             $--                $9,710
   Accident and health insurance    21                  --                 --                 21
   Supplementary contract and other
     funds on deposit               737                 --                 --                 737
           Total premiums           $12,620             $2,152             $--                $10,468

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

EXHIBIT 21

                   SUBSIDIARIES OF STANDARD MANAGEMENT CORPORATION



                                                                STATE
                                            PERCENTAGE OF   OR COUNTRY IN
NAME OF SUBSIDIARY                           OUTSTANDING   WHICH ORGANIZED

Standard Life Insurance Company of Indiana       100%          Indiana
Dixie National Life Insurance Company           99.4%          Mississippi
Standard Marketing Corporation                   100%          Indiana
Savers Marketing Corporation                     100%          North Carolina
Standard Marketing International, Ltd.           100%          Bermuda
Standard Investor Services Corporation           100%          Indiana
Standard Administrative Services, Inc.           100%          Indiana
Standard Management International  S.A.          100%          Luxembourg
Premier Life (Luxembourg) S.A.                   100%          Luxembourg
Premier Life (Bermuda) Limited                   100%          Bermuda
Standard Development, LLC                        100%          Indiana

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                                                 EXHIBIT 23.1


                           CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-92906) pertaining to the Second Amended and Restated Stock Option Plan of Standard Management Corporation, the Registration Statement (Form S-8 No. 333-41119) pertaining to the Amended and Restated Stock Option Plan of Standard Management Corporation and the Registration Statement (Form S-8 No. 333-41117) pertaining to the Standard Management Corporation Savings Plan, of our report dated February 18, 1999, with respect to the consolidated financial statements and schedules of Standard Management Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1998.

                                          Ernst & Young LLP



Indianapolis, Indiana
March 30, 1999

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                                                 EXHIBIT 23.2


                           CONSENT OF INDEPENDENT AUDITORS

   We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-92906) pertaining to the Second Amended and Restated Stock Option Plan of Standard Management Corporation, the Registration Statement (Form S-8 No. 333-41119) pertaining to the Amended and Restated Stock Option Plan of Standard Management Corporation and the Registration Statement (Form S-8 No. 333-41117) pertaining to the Standard Management Corporation Savings Plan, of our report dated February 18, 1999, with respect to the consolidated financial statements of Standard Management International S. A. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1998 of Standard Management Corporation.

                                                      KPMG Audit

Luxembourg
March 30, 1999

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

EXHIBIT 24

                                  POWER OF ATTORNEY


      KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned persons whose signature appear immediately below, does hereby constitute and appoint Ronald D. Hunter and Stephen M. Coons, each with full power to act alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign on behalf of the undersigned an Annual Report on Form 10-K ("Form 10-K") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, I have hereunto set my hand this 30th day of March, 1999.




              /S/ RONALD D. HUNTER                    /S/   PAUL   B.   PHEFFER
                Ronald D. Hunter                        Paul B. Pheffer


              /S/ GERALD R. HOCHGESANG                /S/ RAYMOND J. OHLSON
              Gerald R. Hochgesang                     Raymond J. Ohlson


              /S/ EDWARD T. STAHL                     /S/ STEPHEN M. COONS
                 Edward T. Stahl                       Stephen M. Coons


              /S/ MARTIAL R. KNIESER                     /S/  ROBERT  A.  BORNS
              Martial R. Knieser                        Robert A. Borns


              /S/ JOHN J. DILLON                      /S/   JERRY   E.  FRANCIS
                 John J. Dillon                        Jerry E. Francis

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES