Form 10-Q
period 1999-03-31
STANDARD MANAGEMENT CORP
filed 1999-05-12
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[*]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [*] No [ ]

As of May 3, 1999, the Registrant had 7,556,070 shares of Common Stock outstanding.

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                        PAGE
NUMBER

Part I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Balance Sheets --
           March 31, 1999 (Unaudited) and December 31, 1998 (Audited)         3

           Consolidated Statements of Income --
           For the Three Months Ended March 31, 1999 and 1998 (Unaudited)     4

           Consolidated Statements of Shareholders' Equity --
           For the Three Months Ended March 31, 1999 and 1998 (Unaudited)     5

           Consolidated Statements of Cash Flows --
           For the Three Months Ended March 31, 1999 and 1998 (Unaudited)     6

           Notes to Consolidated Financial Statements (Unaudited)         7 - 8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     9 - 19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        19

Part II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K                                  20

           SIGNATURES                                                        21

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                             MARCH 31                   DECEMBER 31
                                                                                               1999                         1998
                                                                                            (UNAUDITED)                   (AUDITED)
                                   ASSETS
Investments:
    Securities available for sale:
          Fixed maturity securities, at fair value (amortized cost: $560,280 in 1999
            and $547,115 in 1998)                                                            $553,157                     $551,312
          Equity securities, at fair value (cost: $1,270 in 1999 and $1,498 in 1998)            1,298                        1,316
   Mortgage loans on real estate                                                                9,504                        8,578
   Policy loans                                                                                14,855                       15,019
   Real estate                                                                                  3,441                        3,435
   Other invested assets                                                                          943                          837
   Short-term investments                                                                      22,163                       11,626
            Total investments                                                                 605,361                      592,123
Cash                                                                                            6,578                       13,591
Accrued investment income                                                                       9,089                        9,563
Amounts due and recoverable from reinsurers                                                    77,484                       76,897
Costs of policies produced                                                                     41,862                       32,946
Costs of policies purchased                                                                    29,271                       28,793
Goodwill                                                                                        5,824                        5,886
Other assets                                                                                    5,310                        6,105
Assets held in separate accounts                                                              222,256                      190,246
            Total assets                                                                   $1,003,035                     $956,150

                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Insurance policy liabilities                                                              $661,658                     $638,435
   Accounts payable and accrued expenses                                                        7,812                       12,277
   Notes payable                                                                               35,000                       35,000
   Deferred federal income taxes                                                                6,283                        7,620
   Liabilities related to separate accounts                                                   222,256                      190,246
            Total liabilities                                                                 933,009                      883,578
Series  A convertible redeemable preferred stock, par value $100 per share;
   authorized 130,000; 65,300 issued and outstanding in 1998 and 1999                           6,530                        6,530
Shareholders' Equity:
   Preferred stock, no par value:
          authorized 870,000 shares; none issued and outstanding                                   --                           --
   Common stock and additional paid in capital, no par value:
          authorized 20,000,000 shares; issued 8,802,313 in 1999 and 8,802,313 in              61,110                       60,586
          1998
   Treasury stock, at cost, 1,243,143 shares in 1999 and 1,160,859 shares in 1998             (6,750)                      (6,220)
   Accumulated other comprehensive income:
          Unrealized gain (loss) on securities available for sale, net taxes (benefits) of:   (2,204)                        1,660
            1999 - $(1,135) 1998 - $765
          Unrealized gain on other investments, net taxes of: 1999 - $86  1998 - $12              166                           23
          Foreign currency translation adjustment, net taxes of: 1999 - $20  1998 -                38                            4
          $2
   Retained earnings                                                                           11,136                        9,989
            Total shareholders' equity                                                         63,496                       66,042
Total liabilities and shareholders' equity                                                 $1,003,035                     $956,150

                 See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                             1999                        1998
Revenues:
                Life premiums                                                $3,064                      $1,980
                Net investment income                                        10,476                      7,386
                Net realized investment gains                                17                          21
                Policy income                                                1,629                       1,358
                Negative goodwill amortization                               --                          347
                Fees from separate accounts                                  478                         292
                Other income                                                 1,277                       291
                    Total revenues                                           16,941                      11,675
Benefits and expenses:
                Life benefits and claims                                     3,244                       1,610
                Interest credited on interest-sensitive annuities and
                   other financial products                                  5,836                       4,219
                Amortization                                                 1,501                       1,011
                Other operating expenses                                     3,862                       3,032
                Interest expense and financing costs                         882                         657
                   Total benefits and expenses                               15,325                      10,529
Income before federal income taxes and preferred stock dividends             1,616                       1,146
Federal income tax expense                                                   319                         398

Net income                                                                   1,297                       748
Preferred stock dividends                                                    (127)                       --
Earnings available to common shareholders                                    $1,170                      $748

Earnings per share - basic:
                Net income                                                   $.17                        $.14
                 Preferred stock dividends                                   (.02)                       --
                Earnings available to common shareholders                    .15                         $.14

Earnings per share - diluted:
                Net income                                                   $.16                        $.13
                Preferred stock dividends                                    (.01)                       --
                Earnings available to common shareholders                    $.15                        $.13

                 See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (UNAUDITED, DOLLARS IN THOUSANDS)



                                                                    Common
                                                                   stock and                           Accumulated
                                                                  additional                              other
                                                                    paid-in          Treasury         comprehensive       Retained
                                                Total               capital            stock             income           earnings
Balance at January 1, 1998                      $43,313           $40,646           $(4,572)         $1,698              $5,541

Comprehensive income:
  Net income                                    748                                                                      748
  Other comprehensive income:
          Change in unrealized gain (loss) on
          securities, net taxes (benefits)      (54)                                                 (54)
             of $(29)
          Change in foreign currency,
            net taxes (benefits) of $(163)      (117)                                                (117)
            Other comprehensive income          (171)
              Comprehensive income              577
   Issuance of common stock for Savers Life     14,937            14,937
          acquisition
   Issuance of common stock warrants            30                30
   Issuance of common stock in connection with
          exercise of stock warrants            28                28
   Treasury stock acquired                      (28)                                (28)
   Conversion of preferred stock into common    4                 4
          stock
   Reissuance of treasury stock in connection
          with exercise of stock options        5                                   5
Balance at March 31, 1998                       $58,866           $55,645           $(4,595)         $1,527              $6,289

Balance at January 1, 1999                      $66,042           $60,586           $(6,220)         $1,687              9,989

Comprehensive income:
   Net income                                   1,297                                                                    1,297
   Other comprehensive income:
          Change in unrealized gain (loss) on
          securities, net taxes (benefits) of
          $(1,917)                              (3,721)                                              (3,721)
          Change in foreign currency, net taxes
          of $18                                34                                                   34
            Other comprehensive income          (3,687)

              Comprehensive income              (2,390)

   Issuance of common stock warrants            524               524
   Treasury stock acquired                      (530)                               (530)
   Reissuance of treasury stock in connection
     with exercise of stock options             (23)                                                                     (23)
      Preferred stock dividends                 (127)                                                                    (127)
Balance at March 31, 1999                       $63,496           $61,110           $(6,750)         $(2,000)            $11,136

                 See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                                       Three Months Ended
                                                                                                            March 31
                                                                                           1999                               1998
OPERATING ACTIVITIES
Net income                                                                               $1,297                               $748
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Amortization of deferred policy acquisition costs                                        862                                586
   Policy acquisition costs deferred                                                    (5,857)                            (2,069)
   Deferred federal income taxes                                                            490                                467
   Depreciation and amortization                                                          1,202                                252
   Insurance policy liabilities                                                           2,776                              1,977
   Net realized investment gains                                                           (17)                               (21)
   Accrued investment income                                                                473                                451
   Other                                                                                    109                            (1,648)
          Net cash provided by operating activities                                       1,335                                743

INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases                                                                           (65,760)                           (61,724)
   Sales                                                                                 48,777                             43,737
   Maturities, calls and redemptions                                                      3,588                              7,548
Short-term investments, net                                                            (10,537)                             10,142
Other investments, net                                                                  (1,029)                              (664)
Purchase of Savers Life Insurance Company, less cash acquired of $518                        --                           (16,538)
          Net cash used by investing activities                                        (24,961)                           (17,499)

FINANCING ACTIVITIES
Issuance of common stock, net                                                                --                             14,937
Borrowings, net of debt issuance costs of $86 in 1998                                        --                              3,914
Repayments on long term debt and obligations under capital lease                          (341)                              (153)
Premiums received on interest-sensitive annuities and other financial
  products credited to policyholder account balances, net of premiums ceded              35,034                             14,222
Return of policyholder account balances on interest-sensitive annuities
  and other financial products, net of premiums ceded                                  (18,074)                            (9,419)
Reissuance of treasury stock in connection with exercise of stock options                   524                                 57
  and warrants
Purchase of common stock for treasury                                                     (530)                               (28)
          Net cash provided by financing activities                                      16,613                             23,530
Net increase (decrease) in cash                                                         (6,319)                              6,774
Cash at beginning of period                                                              13,591                              4,165
Cash at end of period                                                                    $6,578                            $10,939

                 See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year. This is particularly true in the life insurance industry, where mortality results in interim periods can vary substantially from such results over a longer period. In management's opinion, the information contained in this report reflects all adjustments, of a normal recurring nature, necessary to fairly present the results of operations for the interim periods. Certain amounts from prior periods have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods presented.

      The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries (the "Company" or "SMC") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company uses significant estimates and assumptions in calculating deferred policy acquisition costs, present value of future profits, goodwill, future policy benefits and deferred federal income taxes. If future experience differs materially from these estimates and assumptions, the Company's financial statements could be affected.

      The consolidated financial statements in this report, include the assets and liabilities and results of operations of Savers Life Insurance Company
("Savers Life") and Midwestern National Life Insurance Company of Ohio ("Midwestern Life") from their acquisition dates of March 12, 1998 and October 30, 1998, respectively.

      For further information, refer to the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 -- ACQUISITIONS

      The following are supplemental unaudited pro forma consolidated results of operations of the Company as if the acquisitions of Savers Life and Midwestern Life had occurred on January 1, 1998 (in thousands, except per share amounts). The following amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from savings which might be achieved from combined operations. The amounts are not necessarily indicative of the results of operations had these transactions occurred on January 1, 1998, or the results of future operations.


                                         Three Months Ended
                                              MARCH 31
                                                1998

         Revenues                             $20,178
         Net income                               664
         Earnings per share - basic              0.09
         Earnings per share - diluted            0.08


NOTE 3 -- NOTES PAYABLE

      Notes payable of the Company were as follows (in thousands):


                                         Interest              March 31            December 31
                                           Rate                  1999                   1998
Borrowings under revolving credit             8.36%{ (1)}      $25,000               $25,000
  agreements
Senior subordinated convertible notes         10.00%           10,000                10,000
  due 2004
                                                               $35,000               $35,000

          (1) Current weighted average rate at March 31, 1999.


NOTE 4 -- NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE


      The components of the balance sheet caption "Unrealized gain on securities available for sale" in shareholders' equity are summarized as follows (in thousands):

                                                               March 31                     December 31
                                                                 1999                           1998
Fair value of securities available for sale                    $554,455                       $552,628
Amortized cost of securities available for sale                561,550                        548,613
         Gross unrealized gain (loss) on securities available  (7,095)                        4,015
            for sale
Adjustments for:
   Deferred policy acquisition costs                           2,921                          (1,101)
   Present value of future profits                             835                            (489)
   Deferred federal income tax liability                       1,135                          (765)
         Net unrealized gain (loss) on securities available    $(2,204)                       $1,660
           for sale


NOTE 5 -- EARNINGS PER SHARE


  A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):


                                                                               Three Months Ended
                                                                                    March 31
                                                               1999                           1998
INCOME:
Net income                                                     $1,297                         $748
Preferred stock dividends                                      (127)                          --
Income available to common shareholders for basic earnings     1,170                          748
   per share
Effect of dilutive securities:
Preferred stock dividends                                      127                            --
     Interest on  subordinated convertible debt                250                            --
Income available to common shareholders for diluted earnings   $1,547                         $748
   per share

SHARES:
Weighted  average  shares  outstanding  for basic earnings     7,596,405                      5,322,065
   per share
Effect of dilutive securities:
 Stock options                                                 168,053                        269,776
 Stock warrants                                                131,827                        285,127
         Subordinated convertible debt                         1,740,038                      -
 Dilutive potential common shares                              2,039,918                      554,903
Weighted average shares outstanding for diluted earnings       9,636,323                      5,876,968
   per share


      The senior subordinated convertible notes were not included in the 1998 computation of diluted earnings per share because the effect was not dilutive.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                                  The   following   discussion  highlights  the
material factors affecting the results of operations and the significant changes in balance sheet items. Changes in 1999 and 1998 balances in the consolidated financial statements are largely affected by the acquisitions of Savers Life and Midwestern Life and various financings described in the notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in the 1998 Form 10-K. This discussion should be read in conjunction with both sets of consolidated financial statements.

FIRST THREE MONTHS OF 1999 COMPARED WITH THE FIRST THREE MONTHS OF 1998:

The following tables and narratives summarize the results of operations by operating segment.

                                                                   Three months ended
                                                                                         March 31
                                                                       1999                             1998
                                                                                      (Dollars in thousands)
Operating income before income taxes:
   Domestic operations                                                $1,328                            $626
   International operations                                           271                               499
   Consolidated operating income before income taxes                  1,599                             1,125
   Applicable income taxes related to operating income                313                               391
            Consolidated operating income after taxes                 1,286                             734
   Consolidated realized investment gains before income taxes         17                                21
   Applicable income taxes related to realized investment gains       6                                 7
            Consolidated realized investment gains after taxes        11                                14
            Net income                                                $1,297                            $748

CONSOLIDATED RESULTS AND ANALYSIS

                                  SMC's  first quarter 1999 operating  earnings
were $1.3 million, or 16 cents per diluted share, up 75% and 33%, respectively, over first quarter 1998. Operating earnings increased due to i) increased net spread revenue, ii) increased administrative fees and policy income earned and
iii)economies of scale achieved through the acquisitions of Savers Life and Midwestern Life. These increases were somewhat offset by i)the elimination of negative goodwill amortization, ii)unfavorable mortality, iii)increased DAC and PVP amortization and iv) increased interest expense. The percentage increase in operating earnings was greater than the percentage increase in operating earnings per diluted share primarily because of the 64% increase in weighted average diluted common shares or equivalents outstanding during the period. This increase in weighted average shares outstanding resulted primarily from shares issued in connection with the acquisitions of Savers Life and Midwestern Life.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________



DOMESTIC OPERATIONS:

                                                                        Three months ended
                                                                             March 31
                                                        1999                           1998
                                                                      (Dollars in thousands)
Premiums and deposits collected:
   Traditional life                                     $3,058                         $1,952
   FPDA's                                               21,800                         12,867
   Equity-indexed annuities                             11,196                         --
   Other annuities and deposits                         1,431                          545
   Universal and interest-sensitive life                607                            810
              Subtotal - interest sensitive and         35,034                         14,222
                  financial products
            Total premiums and deposits collected       $38,092                        $16,174
   Life premiums                                        $3,058                         $1,952
   Policy income                                        1,629                          1,358
            Total policy related income                 4,687                          3,310
Net investment income                                   10,213                         7,150
Other income                                            1,269                          176
            Total revenues (a)                          16,169                         10,636
Life benefits and claims                                3,302                          1,620
Interest credited on interest sensitive annuities and
   other financial products                             5,836                          4,219
Amortization                                            1,501                          1,011
Other operating expenses                                3,320                          2,503
Interest expense and financing costs                    882                            657
            Total benefits and expenses                 14,841                         10,010
            Operating income before income taxes        1,328                          626
Net realized investment gains                           17                             21
            Income before income taxes                  $1,345                         $647

(a) Revenues  exclude   net  realized  investment gains

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

GENERAL: This segment consists of revenues earned and expenses incurred from United States operations which includes deposits from annuity products (primarily FPDAs), equity indexed products, universal life products and traditional life products. The profitability for this segment is primarily a function of its investment spread earned (i.e. the excess of investment earnings over interest credited on annuity and universal life deposits), persistency of the in-force business, mortality experience and operating expenses. Domestic operations include SMC and its U.S. consolidated subsidiaries.

PREMIUM INCOME consists of premiums earned from i) traditional life insurance and ii) annuity business that incorporates significant mortality features.

<circle>Life premiums were up $1.1 million or 57% in  first  quarter  1999,  to
   $3.1 million. Traditional life premiums increased primarily due to renewal premiums from the insurance blocks of Savers Life and Midwestern Life.

NET PREMIUM DEPOSITS consist of FPDA's, equity-indexed annuities, interest sensitive annuities and other financial products that do not incorporate significant mortality features. For GAAP these premium deposits are not shown as premium income in the income statement. Furthermore, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

<circle>The first quarter 1999 net premium deposits  increased $20.8 million or
   146%, to $35.0 million. The increase relates to i) an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, ii) continued expansion of geographical concentration, and iii) the introduction of a new equity-indexed annuity product in May, 1998 which contributed $11.2 million of premium deposits for the first quarter of 1999.

NET INVESTMENT INCOME fluctuates with changes in i) the amount of average invested assets supporting insurance liabilities and ii) the yield earned on invested assets.

<circle>In the first  quarter 1999 net investment income increased $3.1 million or 43%, to $10.2 million. Average invested assets increased by $175.5 million or 42% compared to first quarter 1998 period due to the growth in insurance liabilities from the acquisitions of Savers Life and Midwestern Life. This increase was somewhat offset by a decline in net investment yields for the period.

<circle>The net investment yields  earned on average invested assets were 6.94%
   and 7.55% for the first quarter of  1999  and  1998, respectively.

POLICY INCOME represents mortality charges, administrative fees and surrender charges related to universal life and annuity policies.

<circle>Policy income increased $.3 million or 20% to $1.6 million in the first quarter 1999. This increase primarily relates to surrender charges received as a result of lowering crediting rates on certain FPDA products.

OTHER INCOME consists of fee income related to servicing blocks of business for other insurance companies, experience refunds, and commission income.

<circle>In the first  quarter  of  1999  other income increased $1.1 million to
   $1.3 million. This increase primarily relates to $.8 million of fees received in connection with a three-year service agreement entered into by Savers Marketing in October 1998.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

BENEFITS AND CLAIMS include i) paid life insurance, ii) benefits from annuity policies that incorporate significant mortality features, and iii) changes in future policy reserves. Throughout the Company's history, it has experienced periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claim experience tend to offset periods of lower claims experience. Changes in benefits and claims should be analyzed along with changes in premium income.

<circle>Benefits  and claims increased $1.7 million to $3.3 million due  to  an increased block of in-force life insurance business resulting from the acquisitions of Savers Life and Midwestern Life.

INTEREST CREDITED ON  INTEREST SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS
represents  interest  credited   to  the  FPDA's,  indexed-annuities,  interest
sensitive and other financial products.

<circle>In the first quarter 1999  interest  credited increased $1.6 million or
   38%, to $5.8 million due to $1.4 million of interest credited on the insurance liabilities of Savers Life and Midwestern Life. This line was also impacted by credited interest on insurance liabilities from sales in recent periods and somewhat offset by a decline in crediting rates.

<circle>The weighted average credited  rates  for  first  quarter 1999 and 1998 were 4.82% and  5.56%, respectively.

AMORTIZATION includes i) amortization related to the present  value  of polices
purchased,   ii)   amortization   of   deferred  acquisitions  costs  and  iii)
amortization of goodwill and organizational costs.

<circle>First quarter 1999 amortization increased  $.5  million or 48%, to $1.5 million. This increase relates to additional amortization of the present value of future profits and deferred acquisition costs for the first quarter of 1999 due to the recognition of additional profits for the period. Additional profits were recognized from i) the realization of profits from the increased sales of annuity products in recent periods and ii) the realization of profits from the purchased insurance business from Savers Life and Midwestern Life.

OTHER OPERATING EXPENSES consist of recurring general operating expenses and commission expenses, net of deferrable amounts.

<circle>In the first quarter of 1999 other  operating  expenses  increased $ .8 million or 33% , to $3.3 million . The majority of this increase relates to normal operating expenses in connection with managing the former insurance operations of Savers Life, Savers Marketing and Midwestern Life.

INTEREST EXPENSE AND FINANCING COSTS represents interest expense incurred and the amortization of related debt issuance costs.

<circle>The  first  quarter  of  1999  interest  expense  and  financing  costs increased $.2 million primarily due to increased average borrowings for the period of approximately $7.7 million. This increase was somewhat offset by a decline in the average interest rate for the period.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

INTERNATIONAL OPERATIONS:

                                                        1999                           1998
                                                                      (Dollars in thousands)
Premiums and deposits collected:
         Traditional life                               $6                             $28
         Separate account deposits                      16,269                         7,686
               Total premiums and deposits collected    $16,275                        $7,714
Premium income                                          $6                             $28
Net investment income                                   263                            236
Separate account fees                                   478                            292
Amortization of negative goodwill                       --                             347
Other income                                            8                              115
                Total revenues                          755                            1,018
Benefits and claims                                     (58)                           (10)
Other operating expenses                                542                            529
               Total benefits and expenses              484                            519
               Operating income before income taxes     $271                           $499

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

GENERAL: This segment consists of revenues earned and expenses incurred from abroad, primarily Europe, and includes fees collected on deposits from separate account (unit-linked) products. The profitability of this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and operating expenses. International operations include Standard Management International, S.A. and its non U.S. consolidated subsidiaries ("SMI").

FEES FROM SEPARATE ACCOUNTS represents the net fees earned on the various unit-linked products sold and fluctuate in relationship with account assets and the return earned on such assets. Fees include initiation fees on certain products and annual recurring fees on virtually all products.

<circle>First quarter 1999 fees from separate accounts increased $.2 million or
   64%, to $.5 million. This is primarily due to weighted average assets held in separate accounts increasing by $49.7 million or 32% for the period. Actual separate account assets increased $56.9 million or 34.4% to $222.3 million. Net deposits from sales of unit-linked products by SMI increased $8.6 million or 112%, to $16.3 million.

NET INVESTMENT INCOME fluctuates with changes in i) the amount of average invested assets and ii) the yield earned on invested assets.

<circle>Net  investment income was $.3 million and $.2 million  for  the  first quarters of 1999 and 1998, respectively, on average invested assets of approximately $11.0 million.

<circle>The net investment yields earned on average invested  assets were 9.25%
   and 8.78% for the first quarter of 1999 and 1998, respectively.

AMORTIZATION OF NEGATIVE GOODWILL is the excess cost of assets acquired over the purchase price paid for SMI in December of 1993 of $6.9 million.

<circle>Negative goodwill was fully amortized at December 31, 1998.

OTHER INCOME consists of various refunds and other miscellaneous income.

<circle>Other  income  decreased  by  $.1 million due to the decline of various refunds received in the first quarter of 1998.

FOREIGN CURRENCY TRANSLATION. International operations are conducted using foreign currencies, primarily the Luxembourg franc, which are subsequently converted into U.S. dollars using a conversion rate. Although the net impact of this translation is deemed immaterial, individual income statement components from period to period are impacted from the strengthening and destrengthening of the U.S. dollar.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY OF STANDARD MANAGEMENT (PARENT COMPANY)

   Standard Management is a life insurance holding company whose liquidity requirements are met through payments received from its subsidiaries. These payments include i) interest on surplus debenture, ii) dividends, iii) management fees and iv) rental income, which are subject to restrictions under applicable insurance laws and are used to pay operating expenses and meet debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long term debt and equity financing in the capital markets.

   GENERAL: On a consolidated GAAP basis SMC reported net cash provided by operations of $1.3 million for the first quarter of 1999. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $18.3 million for the first quarter of 1999. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

   SMC instituted a program to repurchase its common stock in order to increase the market value of the stock. At March 31, 1999, Standard Management is authorized to repurchase 1.0 million additional shares of SMC Common Stock under this program.

   At April 30, 1999, Standard Management had "parent company only" cash and short-term investments of $.7 million. These funds are available to Standard Management for general corporate purposes. Standard Management's annual "parent company only" operating expenses (not including interest expense) were $3.1 million and $3.4 million for 1998 and 1997, respectively. In addition, Standard Management has available $1.0 million from its revolving credit agreement.

   Standard Management anticipates the available cash from its existing working capital, plus anticipated 1999 dividends, management fees, rental income and interest payments on its surplus debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 1999.

   INTEREST OF SURPLUS DEBENTURE. From the funds borrowed by Standard Management pursuant to the revolving credit agreements ("credit agreement") and the senior subordinated note agreement ("debt agreement"), $27.0 million was loaned to Standard Life pursuant to unsecured surplus debenture agreements ("surplus debenture") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the March 31, 1999 interest rate of 9.75% continues, Standard Management will receive interest income of $2.6 million from the surplus debenture in 1999.

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

   MANAGEMENT FEES. Pursuant to a management services agreement, Standard Life paid Standard Management $.9 million in the first quarter of 1999 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $.3 million in the first quarter of 1999 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life.

   EQUIPMENT RENTAL FEES. Standard Management charged subsidiaries $.3 million during the first quarter of 1999 for the use of equipment owned by Standard Management.

LIQUIDITY OF INSURANCE OPERATIONS

   U.S. INSURANCE OPERATIONS. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and surplus debenture payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDAs. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best rating (currently rated "B+") and events in the industry that affect policyholders' confidence.

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

   Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1999. As of March 31, 1999, Standard Life had statutory capital and surplus for regulatory purposes of $43.7 million. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business and through additional capital contributions by Standard Management. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

   Effective January 1, 1999 the Company decided to no longer sell new business through Dixie Life. This decision is not expected to have a material effect on operations or financial condition of the Company.

   INTERNATIONAL OPERATIONS. SMI dividends are limited to its accumulated earnings without regulatory approval and no dividends are anticipated from these companies in 1999.

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

SMC expects this trend to continue.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

      FOREIGN CURRENCY RISK. SMI policyholders invest in assets denominated in a wide range of currencies. As policyholders are not permitted to invest directly in options, futures and derivatives, their investment and currency risk is limited to premiums they have paid. Although policyholders effectively bear the currency risk, SMI could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. In order to minimize this risk, SMI continually matches the assets and liabilities of the portfolio and the reserves. In addition, Premier Life (Luxembourg) shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge currency risk because its shareholder's equity will remain in Luxembourg francs for the foreseeable future, thus, no significant realized foreign exchange gains or losses are anticipated. At March 31, 1999, there was an immaterial unrealized loss from foreign currency.

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

      UNCERTAINTIES REGARDING INTANGIBLE ASSETS. Included in SMC's March 31, 1999 financial statements are certain assets that are primarily valued , for
financial statement purposes, on the basis of  management  assumptions.   These
assets include items such as:
      <circle>deferred acquisition costs;
      <circle>present value of future profits;
      <circle>costs in excess of net assets acquired; and
      <circle>organization and deferred debt issuance costs.

      The value of these assets reflected in the March 31, 1999 balance sheet total $77.0 million or 7.7% of SMC's assets. SMC has established procedures to periodically review the assumptions used to value these assets and determine the need to make adjustments of such values in SMC's consolidated financial statements. SMC has determined that the assumptions used in the initial valuation of the assets are consistent with the current operations of SMC as of March 31, 1999.

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

IMPACT OF YEAR 2000

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

FORWARD-LOOKING STATEMENTS

      All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) general economic conditions and other factors, including prevailing interest rate levels, stock market performance and health care inflation, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives;(iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of the Company's insurance products; (v) changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the sale of the Company's products;(vii)regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting the Company's supplemental health insurance products; (viii) the availability and terms of future acquisitions;and (ix) the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      If interest rates were to increase by 10% (i.e. 7.0% to 7.7%) from their March 31, 1999 levels , the Company's fixed maturity securities and short-term investments (net of the corresponding changes in the values of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $3.5 million.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

                          PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS

     Exhibit 27 Financial  Data Schedule,  which  is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission") for information only and not filed.



(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Commission in the first quarter of 1999.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        __________________

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 12, 1999


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