Form 10-Q
period 1999-06-30
STANDARD MANAGEMENT CORP
filed 1999-08-13
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


             FORM 10-Q


[*]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [*] No [ ]

As of August 3, 1999, the Registrant had 7,581,070 shares of Common Stock outstanding.

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                        PAGE
NUMBER

Part I.    FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Balance Sheets --
        June 30, 1999 (Unaudited) and December 31,1998 (Audited)            3

        Consolidated Statements of Income --
        For the Six Months Ended June 30,1999 and 1998 (Unaudited)          4

        Consolidated Statements of Shareholders' Equity --
        For the Six Months Ended June 30,1999 and 1998 (Unaudited)          5

        Consolidated Statements of Cash Flows --
        For the Six Months Ended June 30,1999 and 1998 (Unaudited)          6

        Notes to Consolidated Financial Statements (Unaudited)            7-8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                            9-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk         18

Part II OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                                   18

        SIGNATURES                                                         18

                        PART I -- FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                               June 30    December 31
                                                                1999        1998
                                                             (Unaudited)    (Audited)
                                      ASSETS

Investments:
   Securities available for sale:
    Fixed maturity securities, at fair value
     (amortized cost:$583,025 in 1999 and $547,115 in 1998)  $  562,239  $  551,312
    Equity securities, at fair value
     (cost: $847 in 1999 and $1,498 in 1998)                        867       1,316
  Mortgage loans on real estate                                   9,426       8,578
  Policy loans                                                   14,500      15,019
  Real estate                                                     4,005       3,435
  Other invested assets                                             943         837
  Short-term investments                                         21,176      11,626
      Total investments                                         613,156     592,123
Cash                                                              7,549      13,591
Accrued investment income                                        10,065       9,563
Amounts due and recoverable from reinsurers                      74,273      76,897
Costs of policies produced                                       53,852      32,946
Costs of policies purchased                                      30,213      28,793
Goodwill                                                          5,761       5,886
Other assets                                                      6,944       6,105
Assets held in separate accounts                                218,094     190,246

       Total assets                                        $  1,019,907  $  956,150


                    LIABILITIES AND SHAREHOLDERS'EQUITY

Liabilities:
  Insurance policy liabilities                             $   688,811   $  638,435
  Accounts payable and accrued expenses                          7,138       12,277
  Notes payable                                                 35,100       35,000
  Deferred federal income taxes                                  4,472        7,620
  Liabilities related to separate accounts                     218,094      190,246
      Total liabilities                                        953,615      883,578
Series  A convertible redeemable preferred stock, par value $100 per share; authorized 130,000;
   65,300 issued and outstanding in 1998 and 1999                6,530        6,530
Shareholders' Equity:
  Preferred stock, no par value:
    authorized 870,000 shares; none issued and outstanding         --            --
  Common stock and additional paid in capital, no par value:
    authorized 20,000,000 shares; issued 8,802,313 in 1999 and
    8,802,313 in 1998                                           61,260       60,586
  Treasury stock, at cost, 1,246,243 shares in 1999
   and 1,160,859 shares in 1998                                 (6,768)      (6,220)
  Accumulated other comprehensive income:
  Unrealized gain (loss) on securities available for sale, net
    taxes (benefits) of :1999 - $(3,518) 1998 - $765            (6,420)       1,660
  Unrealized gain on other investments,
    net taxes of: 1999 - $6 1998 - $12                              12           23
  Foreign currency translation adjustment,
    net taxes of: 1999 - $0 1998 - $0                             (733)           4
  Retained earnings                                             12,411        9,989
     Total shareholders' equity                                 59,762       66,042

Total liabilities and shareholders' equity                $  1,019,907   $  956,150



                 See accompanying notes to consolidated financial statements.




               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                            Three Months Ended  Six Months Ended

                                                  June 30           June 30
                                              1999    1998       1999    1998
Revenues:
     Premium Income                         $  3,119 $ 7,920  $ 6,184  $ 9,900
     Net investment income                    10,380   8,333   20,725   15,609
     Net realized investment gains                 7      24       40       46
     Policy income                             1,885   1,794    3,514    3,152
     Negative goodwill amortization               --     347       --      694
     Separate account fees                       782     268    1,390      670
     Fee and other income                      1,168   1,129    2,429    1,420
              Total Revenues                  17,341  19,815   34,282   31,491

Benefits and expenses:
     Benefits and claims                       4,009   6,435    7,254    8,045
     Interest credited on interest-sensitive
       annuities and other financial products  5,746   4,645   11,582    8,865
     Amortization                              1,571   1,213    3,072    2,224
     Other operating expenses                  3,311   4,586    7,173    7,618
     Interest expense and financing costs        800     772    1,681    1,429
        Total benefits and expenses           15,437  17,651   30,762   28,181
Income before federal income taxes and preferred
     stock dividends                           1,904   2,164    3,520    3,310

Federal income tax expense                       502     871      821    1,269

Net income                                     1,402   1,293    2,699    2,041

Preferred stock dividends                       (127)     --     (253)      --


Earnings available to common shareholders    $ 1,275 $ 1,293  $ 2,446  $ 2,041


Earnings per share - basic:


    Net income                                $  .19  $  .18  $   .36  $   .33
    Preferred stock dividends                   (.02)     --     (.04)      --


    Earnings available to common shareholders $  .17  $  .18  $   .32  $   .33


Earnings per share - diluted:

    Net income                                $  .17  $  .16  $   .33  $   .30
    Preferred stock dividends                   (.01)     --     (.02)      --

    Earnings available to common shareholders $  .16  $  .16  $   .31  $   .30


                 See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                     Common
                                                     stock               Accumulated
                                                     and                   other
                                                     additional Treasury comprehensive Retained
                                              Total  paid-in     stock     income      earnings
                                                     capital
Balance at January 1, 1998                  $ 43,313 $ 40,646  $ (4,572)   $1,698      $ 5,541
Comprehensive income:


  Net income                                   2,041                                     2,041
  Other comprehensive income:
    Change in unrealized gain (loss) on
      securities, net taxes of $612            1,188                        1,188
    Change in foreign currency,
      net taxes of $0                           (356)                        (356)
      Other comprehensive income                 832

  Comprehensive income                         2,873

  Issuance of common stock for Savers Life
    acquisition                               15,024     15,024
  Issuance of common stock warrants               30         30
  Issuance of common stock in connection
    with exercise of stock warrants              233        234                             (1)
  Treasury stock acquired                        (50)                 (50)

  Conversion of preferred stock into
    common stock                                   4          4
  Reissuance of treasury stock in connection
    with exercise of stock options                 5                   51                  (46)

Balance at June 30, 1998                    $ 61,432   $ 55,938  $ (4,571)  $ 2,530   $  7,535

Balance at January 1, 1999                  $ 66,042   $ 60,586  $ (6,220)  $ 1,687   $  9,989

Comprehensive income:


  Net income                                   2,699                                     2,699


  Other comprehensive income:
    Change in unrealized gain (loss) on securities,
      net taxes(benefits) of $(4,168)         (8,091)                        (8,091)
    Change in foreign currency,
      net taxes of $0                           (737)                          (737)
     Other comprehensive income               (8,828)

       Comprehensive income                   (6,129)

Issuance of common stock warrants                674          674
  Treasury stock acquired                       (548)                 (548)
  Reissuance of treasury stock in connection
    with exercise of stock options               (24)                                      (24)
  Preferred stock dividends                     (253)                                     (253)
Balance at June 30, 1999                    $ 59,762     $ 61,260 $ (6,768) $ (7,141) $ 12,411



                 See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                Six Months Ended


                                                                       June 30
                                                                  1999      1998

OPERATING ACTIVITIES
Net income                                                    $   2,699  $    2,041
Adjustments to reconcile net income to net cash provided by
operating activities:
  Amortization of deferred policy acquisition cost                1,751       1,217
  Policy acquisition costs deferred                             (13,215)     (5,169)
  Deferred federal income taxes                                   1,387       1,274
  Depreciation and amortization                                   1,991         603
  Insurance policy liabilities                                    8,717       2,673
  Net realized investment gains                                     (40)        (46)
  Accrued investment income                                        (502)       (534)
  Other                                                            (633)      3,614

   Net cash provided by operating activities                      2,155       5,673

INVESTING ACTIVITIES
Fixed maturity securities available for sale:
Purchases                                                      (126,908)   (138,942)
Sales                                                            78,289      85,105
Maturities, calls and redemptions                                11,355      12,230
Short-term investments, net                                      (9,550)     31,326
Other investments, net                                             (922)     (1,581)
Purchase of Savers Life Insurance Company, less cash acquired
  of $518                                                            --     (18,039)

   Net cash used by investing activities                        (47,736)    (29,901)

FINANCING ACTIVITIES
Issuance of common stock,net                                        673      15,024
Borrowings, net of debt issuance costs of $86 in 1998               300       3,914
Repayments on long term debt and obligations
  under capital lease                                              (200)       (153)
Premiums received on interest-sensitive annuities and other
  financial products credited to policyholder account balances,
  net of premiums ceded                                          84,574      30,082
Return of policyholder account balances on interest-sensitive
  annuities and other financial products, net of premiums ceded (45,007)    (21,661)
Reissuance of treasury stock in connection with exercise of
  stock options and warrants                                         --         233
Purchase of common stock for treasury                              (548)        (50)
Dividends on preferred stock                                       (253)         --

    Net cash provided by financing activities                    39,539      27,389

Net increase (decrease) in cash                                  (6,042)      3,161

Cash at beginning of period                                      13,591       4,165

Cash at end of period                                         $   7,549   $   7,326



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

      The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries (the "Company" or "SMC") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company uses significant estimates and assumptions in calculating deferred policy acquisition costs ("DAC"), present value of future profits ("PVP"), goodwill, future policy benefits and deferred federal income taxes. If future experience differs materially from these estimates and assumptions, the Company's financial statements could be affected.

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

NOTE 2 -- ACQUISITIONS

      The following are supplemental unaudited pro forma consolidated results of operations of the Company as if the acquisitions of Savers Life and Midwestern Life had occurred on January 1, 1998 (in thousands, except per share amounts). The following amounts are based upon certain assumptions and estimates that the Company believes are reasonable and do not reflect any benefit from savings that might be achieved from combined operations. The amounts are not necessarily indicative of the results of operations had these transactions occurred on January 1, 1998, or the results of future operations.


                                        Six Months Ended
                                          JUNE 30,1998

         Revenues                            $45,332
         Net income                              947
         Earnings per share - basic             0.13
         Earnings per share - diluted           0.13



NOTE 3 -- NOTES PAYABLE

      Notes payable of the Company are as follows (in thousands):

                                                Interest  June 30 December 31
                                                  Rate     1999     1998

Borrowings under revolving credit agreements     8.33%(1) $25,100   $25,000
Senior subordinated convertible notes(2)        10.00%     10,000    10,000

                                                          $35,100   $35,000

          (1) Current weighted average rate at June 30, 1999.
          (2) $4,372 due December 2003, $5,628 due July 2004.


             STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





NOTE 4 -- NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE

      The components of the balance sheet caption "Unrealized gain on securities available for sale" in shareholders' equity are summarized as follows (in thousands):


                                                      June 30  December 31
                                                       1999      1998

Fair value of securities available for sale         $ 563,106 $ 552,628
Amortized cost of securities available for sale       583,872   548,613
    Gross unrealized gain (loss) on securities
      available for sale                              (20,766)    4,015
Adjustments for:
  Deferred policy acquisition costs                     8,341    (1,101)
  Present value of future profits                       2,487      (489)
  Deferred federal income tax liability                 3,518      (765)
    Net unrealized gain (loss) on securities
      available for sale                            $  (6,420) $  1,660


NOTE 5 -- EARNINGS PER SHARE


  A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):


                                           Three Months Ended  Six Months Ended
                                                 June 30            June 30


                                                 1999   1998      1999    1998
INCOME:
Net income                                   $ 1,402  $ 1,293  $ 2.699  $ 2,041
Preferred stock dividends                       (127)      --     (253)      --
Income available to common shareholders for
  basic earnings per share                     1,275    1,293    2,446    2,041
Effect of dilutive securities:
  Preferred stock dividends                      127       --      253       --
  Interest on  subordinated  convertible debt    250      250      500      500
Income  available  to  common  shareholders
   for diluted earnings per share            $ 1,652  $ 1,543  $ 3,199  $ 2,541

SHARES:
Weighted  average  shares  outstanding
  for basic earnings per share             7,556,437  7,338,824  7,576,421  6,229,581
Effect of dilutive securities:
  Stock options                              153,668    325,391    160,861    297,561
  Stock warrants                             121,518    219,998    126,673    252,562
  Subordinated convertible debt            1,740,038  1,740,038  1,740,038  1,740,038

  Dilutive potential common shares         2,015,224  2,285,427  2,027,572  2,290,161

Weighted average shares outstanding
  for  diluted earnings per share          9,571,661  9,624,251  9,603,993  8,519,742



               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. Changes in 1999 and 1998 balances in the consolidated financial statements are largely affected by the acquisitions of Savers Life and Midwestern Life and various financing described in the notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in the 1998 Form 10-K. This discussion should be read in conjunction with both sets of consolidated financial statements.

FIRST SIX MONTHS OF 1999 COMPARED WITH THE FIRST SIX MONTHS OF 1998:

The following tables and narratives summarize the results of operations by operating segment.


                                              Three Months Ended  Six Months Ended

                                                   June 30          June 30
                                                  1999   1998    1999     1998

                                                     (Dollars in thousands)
Operating income before income taxes:
    Domestic operations                         $  1,529 $ 1,690  $ 2,841  $ 2,315
    International operations                         368     450      639      949

    Consolidated operating income
      before income taxes                          1,897   2,140    3,480    3,264
    Applicable income taxes
      related to operating income                    500     863      807    1,253

      Consolidated operating income after taxes    1,397   1,277    2,673    2,011

   Consolidated realized investment gains
     before income taxes                               7      24       40       46
   Applicable income taxes related to realized
     investment gains                                  2       8       14       16

      Consolidated realized investment gains
         after taxes                                   5      16       26       30

      Net income                                $  1,402 $ 1,293   $2,699  $ 2,041


CONSOLIDATED RESULTS AND ANALYSIS

   SMC's six month 1999 operating earnings were $2.7 million, or 31 cents per diluted share (including a 2 cent reduction for preferred stock dividends), up 33% and 7%, respectively, over the same six month period of 1998. Operating earnings increased due to i) increased net spread revenue, ii) increased administrative fees and policy income earned and iii) economies of scale achieved through the acquisitions of Savers Life and Midwestern Life. These increases were somewhat offset by i) the elimination of negative goodwill amortization ,a non-recurring item, which contributed $.7 million or 8 cents per diluted share in the 1998 period, ii) unfavorable mortality and
iii) increased DAC and PVP amortization. The percentage increase in operating earnings was greater than the percentage increase in operating earnings per diluted share primarily because of a 13% increase in weighted average diluted common shares or equivalents outstanding during the period. This increase in weighted average shares outstanding resulted primarily from shares issued in connection with the acquisition of Savers Life and Midwestern Life.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES




DOMESTIC OPERATIONS:


                                              Three Months Ended  Six Months Ended

                                                   June 30,          June 30,
                                                1999    1998     1999    1998

                                                    (Dollars in thousands)

Premiums and deposits collected:

  Traditional life                              $ 3,102 $ 1,920 $ 6,160 $ 3,872


  Medicare supplement                                --   5,992      --   5,992


  Flexible premium deferred annuities("FPDA's")  30,292  11,988  52,091  24,855
  Equity-indexed annuities                       17,649   2,034  28,845   2,034
  Other annuities and deposits                    1,437   1,023   2,868   1,568
  Universal and interest-sensitive life             284     865     891   1,675


    Subtotal - interest sensitive and
                 financial products              49,662  15,910  84,695  30,132


  Total premiums and deposits collected        $ 52,764 $23,822 $90,855 $39,996




Premium income                                 $  3,102 $ 7,912 $ 6,160  $ 9,864
Policy income                                     1,885   1,794   3,514    3,152
       Total policy related income                4,987   9,706   9,674   13,016

Net investment income                            10,248   8,204  20,461   15,354
Fee and other income                              1,168     908   2,421    1,084


       Total revenues (a)                        16,403  18,818  32,556   29,454


Benefits and claims                               3,972   6,402   7,275    8,021
Interest credited on interest sensitive
   annuities and other financial products         5,746   4,645  11,582    8,865
Amortization                                      1,571   1,213   3,072    2,224
Other operating expenses                          2,785   4,096   6,105    6,600
Interest expense and financing costs                800     772   1,681    1,429

       Total benefits and expenses               14,874  17,128  29,715   27,139


       Operating income before income taxes       1,529   1,690   2,841    2,315

Net realized investment gains                         7      24      40       46


       Income before income taxes               $ 1,536 $ 1,714 $ 2,881  $ 2,361


(a) Revenues exclude net realized investment gains

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES




GENERAL: This segment consists of revenues earned and expenses incurred from United States operations which includes deposits from annuity products (primarily FPDA's), equity indexed products, universal life products and traditional life products. The profitability for this segment is primarily a function of its investment spread earned (i.e. the excess of investment earnings over interest credited on annuity and universal life deposits), persistency of the in-force business, mortality experience and operating expenses. Domestic operations include SMC and its U.S. consolidated subsidiaries.

PREMIUM INCOME consists of premiums earned from i) traditional life insurance,
ii) annuity business that incorporates significant mortality features and iii) Medicare supplement premiums in the 1998 period.

   Life premiums were up $2.3 million or 59% in the first six months of 1999, to $6.2 million. The traditional life premiums increase was primarily due to renewal premiums from the insurance blocks of Savers Life and Midwestern Life.

   Medicare supplement premiums of $6.0 million are included in the first six months of 1998. This business did not contribute to net income and was sold in July, 1998.

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

   In the first six months of 1999 net premium deposits increased $54.6 million
   or 181%, to $84.7 million.   The  increase  relates  to  i)  an increase in
   the agency base achieved through the recruitment of high volume agents and larger managing general agencies, ii) continued expansion of geographical concentration,and iii) the introduction of new equity-indexed annuity products which contributed $28.8 million of premium deposits for the period.

NET INVESTMENT INCOME includes interest earned on invested assets which fluctuates with changes in i) the amount of average invested assets supporting insurance liabilities and ii) the yield earned on invested assets.

   Net investment income in the first six months of 1999 increased $5.1 million or 33%, to $20.7 million. Average invested assets increased by $169.2 million or 39% compared to the first six months of 1998 primarily due to the growth in insurance liabilities from the acquisitions of Savers Life and Midwestern Life. This increase was somewhat offset by a decline in net investment yields for the period.

   The net investment yields earned on average invested assets were 7.08% and 7.56% for the first six months of 1999 and 1998, respectively.

POLICY INCOME represents mortality charges, administrative fees and surrender charges related to universal life and annuity policies.

   Policy income increased $.3 million or 11%, to $3.5 million in the first six months 1999. This increase primarily relates to surrender charges received as a result of lowering crediting rates on certain FPDA products.

FEE AND OTHER INCOME consists of recurring fee income related to servicing blocks of business for other insurance companies, experience refunds and commission income.

   In the first six months of 1999 fee income increased $1.3 million to $2.4 million. This increase relates to fee income received in connection with a three-year service agreement entered into by Savers Marketing Corporation ("Savers Marketing") in October,1998.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES



BENEFITS AND CLAIMS include i) paid life insurance claims, ii) benefits from annuity policies that incorporate significant mortality features,
iii) Medicare supplement benefits in the 1998 period and iv) changes in future policy reserves. Throughout the Company's history, it has experienced periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claim experience tend to offset periods of lower claims experience. Changes in benefits and claims should be analyzed along with changes in premium income.

    Benefits and claims in the first six months of 1999 decreased $.7 million, to $7.3 million due to the inclusion of $4.9 million of benefits and claims in 1998 results related to Medicare supplement business that was sold in July, 1998. This was somewhat offset by $4.2 million of life claims and benefits resulting from the acquisitions of Savers Life and Midwestern Life.

INTEREST CREDITED ON INTEREST SENSITIVE  ANNUITIES AND OTHER FINANCIAL PRODUCTS
represents  interest  credited  to  the  FPDA's,   indexed-annuities,  interest
sensitive and other financial products.

   In the first six months of 1999 interest credited increased $2.7 million or 31%, to $11.6 million due to $2.1 million of interest credited on the insurance liabilities of Savers Life and Midwestern Life. This expense was also impacted by credited interest on insurance liabilities from sales in recent periods and somewhat offset by a decline in crediting rates.

   The weighted average credited rates for the first six months of 1999 and 1998 were 4.92% and 5.45%, respectively.

AMORTIZATION includes i)  amortization  related to the present value of polices
purchased,   ii)  amortization  of  deferred  acquisitions   costs   and   iii)
amortization of goodwill and organizational costs.

   Amortization in the first six months of 1999 increased $.8 million or 38%, to $3.1 million. This increase relates to additional amortization of the present value of future profits and deferred acquisition costs for the first six months of 1999 due to the recognition of additional profits for the period. Additional profits were recognized from i) the realization of profits from increased sales of annuity products in recent periods and
   ii) the realization of profits from the purchased insurance business from Savers Life and Midwestern Life.

OTHER OPERATING EXPENSES consist of recurring general operating expenses and commission expenses, net of deferrable amounts.

   In the first six months of 1999 other operating expenses declined $.5 million
   or  8%,  to  $6.1  million.   The  majority  of  this  decrease  relates  to
   efficiencies achieved through the assimilation of the former insurance operations of Savers Life, Savers Marketing and Midwestern Life including the elimination of certain Medicare supplement expenses in connection with the sale of that business.

INTEREST EXPENSE AND FINANCING COSTS represents interest expense incurred and the amortization of related debt issuance costs.

   In the first six months of 1999 interest expense and financing costs increased $.3 million or 18%, to $1.7 million primarily due to increased average borrowings for the period of approximately $6.3 million. This increase was somewhat offset by a decline in the average interest rate for the period.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES




INTERNATIONAL OPERATIONS:



                                              Three Months Ended  Six Months Ended

                                                    June 30,          June 30,
                                                1999     1998    1999     1998

                                                      (Dollars in thousands)
Premiums and deposits collected:
  Traditional life                            $    17 $     8    $    24    $    36
  Separate account deposits                     9,152  12,379     25,420     20,065


Total premiums and deposits collected         $ 9,169 $12,387    $25,444    $20,101


Premium income                                $    17 $     8    $    24    $    36
Net investment income                             132     129        264        255
Separate account fees                             782     268      1,390        670
Amortization of negative goodwill                  --     347         --        694
Other income                                       --     221          8        336


        Total revenues                            931     973      1,686      1,991


Benefits and claims                                37      33        (21)        24
Other operating expenses                          526     490      1,068      1,018


        Total benefits and expenses               563     523      1,047      1,042


        Operating income before income taxes   $  368   $ 450     $  639     $  949




               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES




GENERAL: This segment consists of revenues earned and expenses incurred from abroad, primarily Europe, and includes fees collected on deposits from separate account (unit-linked) products. The profitability of this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and operating expenses. International operations include Standard Management International, S.A. and its non-U.S.consolidated subsidiaries ("SMI").

NET INVESTMENT INCOME fluctuates with changes in i) the amount of average invested assets and ii) the yield earned on invested assets.

    Net investment income was $.3 million for each of the six month periods of 1999 and 1998 on average invested assets of approximately $11.0 million.

    The net investment yields earned on average invested assets were 4.85% and 4.74% for the first six months of 1999 and 1998, respectively.

FEES FROM SEPARATE ACCOUNTS represents the net fees earned on the various unit-linked products sold and fluctuate in relationship with account assets and the return earned on such assets. Fees include initial set up fees on certain products and annual recurring fees on virtually all products.

    Fees from separate accounts  for  the first six months of 1999 increased $.7
    million to $1.4 million.   This is due to  i) weighted average assets held
    in separate accounts increasing by $45.4 million, or 28% for the period and changes in deferred acquisition cost methodology, which adversely impacted the 1998 period . Actual separate account assets increased $37.1 million or 20%, to $218.1 million for the twelve months ending June 30, 1999. Net deposits from sales of unit-linked products by SMI increased $5.3 million or 26%, to $25.4 million.


AMORTIZATION OF NEGATIVE GOODWILL is the excess cost of assets acquired over the purchase price paid for SMI in December, 1993 of $6.9 million.

    Negative goodwill was fully amortized at December 31, 1998 and does not contribute to net income in the 1999 period. Negative goodwill amortization for the first six months of 1998 was $.7 million.

OTHER INCOME consists of various refunds and other miscellaneous income.

    Other income for the first six months of 1998 includes i) the recovery of $.2 million of erroneously paid benefits and ii) $.1 million from the sale of an asset fund to a reinsurer.

FOREIGN CURRENCY TRANSLATION. International operations are conducted using foreign currencies, primarily the Luxembourg franc, which are subsequently converted into U.S. dollars using a conversion rate. Although the net impact of this translation is deemed immaterial, individual income statement components from period to period may be impacted from the strengthening and destrengthening of the U.S. dollar.

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

   GENERAL:   On  a  consolidated  GAAP basis SMC reported net cash provided by operations of $2.2 million for the first six months of 1999. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $41.7 million for the first six months of 1999. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the
Standard   Management  level  or  is  available  through  dividends,  interest, management fees or other payments from subsidiaries.

   SMC instituted a program to repurchase its common stock in order to increase the market value of the stock. At June 30, 1999, Standard Management is authorized to repurchase 1.0 million additional shares of SMC Common Stock under this program.

   At July 31, 1999, Standard Management had "parent company only" cash and short-term investments of $.8 million. These funds are available to Standard Management for general corporate purposes. Standard Management's annual "parent company only" operating expenses (not including interest expense) were $3.1 million and $3.4 million for 1998 and 1997, respectively. In addition, Standard Management has available $.9 million from its revolving credit agreement.

   Standard Management anticipates the available cash from its existing working capital, plus anticipated 1999 dividends, management fees, rental income and interest payments on its surplus debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 1999.

   INTEREST OF SURPLUS DEBENTURE. From the funds borrowed by Standard Management pursuant to the revolving credit agreements ("credit agreement") and the senior subordinated convertible note agreements ("debt agreement') described in Note 3, $27.0 million was loaned to Standard Life Insurance Company of Indiana ("Standard Life") pursuant to unsecured surplus debenture agreements ("surplus debenture") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the June 30, 1999 interest rate of 9.75% continues, Standard Management will receive interest income of $2.6 million from the Surplus Debenture in 1999.

   DIVIDENDS. Laws applicable to insurance companies limit dividends from Standard Life to Standard Management. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 1999, Standard Life can pay dividends of approximately $4.4 million without regulatory approval.

   MANAGEMENT FEES.  Pursuant to a management services agreement, Standard Life
paid  Standard Management $1.8 million for the first six months   of  1999  for
certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie National Life Insurance Company ("Dixie Life") paid Standard Life $.4 million in the first six months of 1999 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life.

                   STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES




   EQUIPMENT RENTAL FEES. Standard Management charged subsidiaries $.5 million in the first six months of 1999 for the use of equipment owned by Standard Management.

LIQUIDITY OF INSURANCE OPERATIONS

   U.S. INSURANCE OPERATIONS. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and surplus debenture payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDA's. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best rating (currently rated "B+") and events in the insurance industry that affect policyholders' confidence.

   The policies and annuities issued by Standard Life contain provisions that allow policyholders to withdraw or surrender their policies under defined circumstances. These policies and annuities generally contain provisions that apply penalties or otherwise restrict the ability of policyholders to make such withdrawals or surrenders. Standard Life closely monitors the surrender and policy loan activity of its insurance products and manages the composition of its investment portfolios, including liquidity, in light of such activity.

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

   Statutory surplus is computed according to rules prescribed by the NAIC, as modified by the Indiana Department of Insurance, or the state in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that:
(i)  acquisition  costs  (primarily  commissions and policy  issue  costs)  and
(ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus ("surplus strain") in the year written for many insurance products. SMC designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, SMC controls the amount of net new premiums written to manage the effect of such surplus strain. SMC's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, SMC's U.S. insurance subsidiaries will need to increase statutory surplus. Standard Management may secure additional statutory surplus through various sources such as internally generated statutory earnings, infusions with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, SMC believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

   Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1999. As of June 30, 1999, Standard Life had statutory capital and surplus for regulatory purposes of $42.0 million. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, the continued reinsurance of a portion of its new business and additional capital contributions by Standard Management. If the need arises for cash that is not readily available, additional liquidity could be obtained from the sale of invested assets.

   Effective January 1, 1999 the Company decided to no longer sell new business through Dixie Life. This decision is not expected to have a material effect on operations or financial condition of the Company.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES




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

   The Company is currently assessing the risks associated with their external business relationships, including those with agents, financial institutions, reinsurers and providers of mission critical software and systems. The Company has been informed by over 98% of their significant business partners that they are either Year 2000 compliant or are in the process of actively implementing plans for compliance. Throughout the remainder of 1999 the Company will continue to monitor the progress of significant business partners which have not provided assurances that their compliance and remediation plans are complete.

   The Company also assessed what contingency plans will be needed, if any, of its critical systems or those of external business relationships that are not Year 2000 ready after December 31, 1999. In the event of a business interruption due to a Year 2000 problem, the Company has committed various resources which will be deployed as necessary. The effectiveness of any contingency plan, however, is contingent on the nature and source of the interruption and whether the correction of any problem is within the Company's control or within the exclusive control of a business partner.

The failure to correct a Year 2000 problem could result in an interruption, or failure of, a number of normal business activities or operations. However, management has concluded that the Year 2000 issue will not materially affect future financial results, or cause reported financial information to be nonindicative of future operating results or financial condition.


FORWARD-LOOKING STATEMENTS

   All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) general economic conditions and other factors, including prevailing interest rate levels, stock market performance and health care inflation, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, usage of health care services and other factors which may affect the profitability of the Company's insurance products; (v) changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the sale of the Company's products; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products, and health care regulation affecting the Company's supplemental health insurance products; (viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

              STANDARD MANAGMENT CORPORATION AND SUBSIDIARIES




ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's market risks and the way they are managed are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 1998, included in the Company's December 31, 1998 Form 10-K. There have been no material changes in 1999 to these risks or the management of such risks.





                          PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits

     Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission") for information only and not filed.



(b) Reports ON FORM 8-K

     No reports on Form 8-K were filed with the Commission in the second quarter of 1999.







                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 13, 1999


                                            STANDARD MANAGEMENT CORPORATION
                                            (Registrant)

                                            By:  RONALD D. HUNTER
                                            Ronald D. Hunter
                                            Chairman  of the  Board,  President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)



                                            By:  GERALD R. HOCHGESANG
                                            Gerald R. Hochgesang
                                            Senior Vice President and Treasurer
                                            (Chief Accounting Officer)