Form 10-Q
period 1999-09-30
STANDARD MANAGEMENT CORP
filed 1999-11-05
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


       [<check-mark>] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [<check-mark>] No [ ]

As of November 1, 1999, the Registrant had 7,575,635 shares of Common Stock outstanding.

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

PAGE NUMBER

Part I.FINANCIAL INFORMATION:

Item 1.Financial Statements

Consolidated Balance Sheets --
September 30, 1999 (Unaudited) and December 31, 1998 (Audited)             3

Consolidated Statements of Income --
For the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)4

Consolidated Statements of Shareholders' Equity --
For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)          5

Consolidated Statements of Cash Flows --
For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)          6

Notes to Consolidated Financial Statements (Unaudited)                     7-8

Item  2.Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                              9-18

Item 3.Quantitative and Qualitative Disclosures about Market Risk          18

Part II.OTHER INFORMATION:

Item 6.Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                 20

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                             September 30  December 31
                                                                 1999           1998
                                                              (Unaudited)    (Audited)

                                  ASSETS
Investments:
Securities available for sale:
Fixed maturity securities, at fair value
(amortized cost: $608,298 in 1999 and $547,115 in 1998)  $   580,134    $   551,312
Equity securities, at fair value
(cost: $849 in 1999 and $1,498 in 1998)                          745          1,316
Mortgage loans on real estate                                  9,455          8,578
Policy loans                                                  14,670         15,019
Real estate                                                    3,553          3,435
Other invested assets                                            944            837
Short-term investments                                        23,364         11,626
Total investments                                            632,865        592,123
Cash                                                           3,874         13,591
Accrued investment income                                     10,079          9,563
Amounts due and recoverable from reinsurers                   74,225         76,897
Costs of policies produced                                    60,599         32,946
Costs of policies purchased                                   29,764         28,793
Goodwill                                                       5,699          5,886
Other assets                                                   5,837          6,105
Assets held in separate accounts                             243,195        190,246

      Total assets                                       $ 1,066,137    $   956,150

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Insurance policy liabilities                             $   715,358    $   638,435
Accounts payable and accrued expenses                          7,032         12,277
Notes payable                                                 35,000         35,000
Deferred federal income taxes                                  2,736          7,620
Liabilities related to separate accounts                     243,195        190,246
Total liabilities                                          1,003,321        883,578
Series  A convertible redeemable preferred stock, par value $100 per share;Authorized 130,000;
 65,300 issued and outstanding in 1998 and 1999                6,530          6,530
Shareholders' Equity:
Preferred stock, no par value:
 Authorized 870,000 shares; none issued and outstanding           --             --
Common stock and additional paid in capital, no par value:
 Authorized 20,000,000 shares; issued 8,827,313 in 1999 and
 8,802,313 in 1998                                            61,410         60,586
Treasury stock, at cost, 1,251,243 shares in 1999
 and 1,160,859 shares in 1998                                 (6,793)        (6,220)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net
 taxes (benefits) of :1999 - $(5,721) 1998 - $765            (10,784)         1,660
Unrealized gain on other investments,
 net taxes of: 1999 - $6  1998 - $12                              11             23
Foreign currency translation adjustment,
 net taxes of: 1999 - $0  1998 - $0                           (1,132)             4
Retained earnings                                             13,574          9,989
 Total shareholders' equity                                   56,286         66,042

Total liabilities and shareholders' equity               $ 1,066,137    $   956,150


                 See accompanying notes to consolidated financial statements.




               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     Three Months Ended    Nine Months Ended
                                                        September 30         September 30
                                                        1999    1998         1999   1998
Revenues:
Premium income                                    $   3,314  $  1,759   $   9,498  $  11,658
Net investment income                                10,269     8,021      30,994     23,630
Net realized investment gains (losses)                 (249)       27        (209)        73
Policy income                                         1,663     1,906       5,176      5,058
Negative goodwill amortization                           --       347          --      1,041
Separate account fees                                   714       648       2,104      1,318
Fee and other income                                  1,059     1,278       3,489      2,698
        Total revenues                               16,770    13,986      51,052     45,476

Benefits and expenses:
Benefits and claims                                   3,812     2,422      11,066     10,466
Interest credited on interest-sensitive
 annuities and other financial products               5,141     4,247      16,723     13,112
Amortization                                          1,383     1,322       4,455      3,546
Other operating expenses                              3,508     3,825      10,681     11,444
Interest expense and financing costs                    840       772       2,521      2,201
        Total benefits and expenses                  14,684    12,588      45,446     40,769
Income before federal income taxes and preferred
 stock dividends                                      2,086     1,398       5,606      4,707

Federal income tax expense                              782       260       1,604      1,529

Net income                                            1,304     1,138       4,002      3,178

Preferred stock dividends                              (127)      (71)       (380)       (71)

Earnings available to common shareholders         $   1,177 $   1,067   $   3,622  $   3,107

Earnings per share - basic:

Net income                                        $    0.17 $    0.16   $    0.53  $    0.48
Preferred stock dividends                             (0.01)    (0.01)      (0.05)     (0.01)

Earnings available to common shareholders         $    0.16 $    0.15   $    0.48  $    0.47

Earnings per share - diluted:

Net income                                        $    0.16 $    0.15   $    0.50  $    0.44
Preferred stock dividends                             (0.01)    (0.01)      (0.04)     (0.01)

Earnings available to common shareholders         $    0.15 $    0.14   $    0.46  $    0.43


                 See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                        Common
                                                       stock and              Accumulated
                                                       additional                other
                                                        paid-in     Treasury   comprehensive  Retained
                                               Total    capital       stock       income      earnings
Balance at January 1, 1998                 $  43,313   $  40,646   $  (4,572)  $   1,698    $    5,541
Comprehensive income:

Net income                                     3,179                                             3,179
Other comprehensive income:
 Change in unrealized gain (loss) on
  securities,net taxes (benefits) of $505        980                                 980
 Change in foreign currency,
  net taxes of $0                               (147)                               (147)
  Other comprehensive income                     833

Comprehensive income                           4,012

Issuance of common stock for Savers Life
 acquisition                                  15,024      15,024
Issuance of common stock warrants                 30          30
Issuance of common stock in connection
 with exercise of stock warrants                 233         234                                     (1)
Treasury stock acquired                         (274)                   (274)
Conversion of preferred stock into common stock    4           4
Reissuance of treasury stock in connection
 with exercise of stock options                   (1)                     54                         (55)
Preferred stock dividends                        (71)                                                (71)

Balance at September 30, 1998             $   62,270   $  55,938    $ (4,792)   $   2,531      $   8,593

Balance at January 1, 1999                $   66,042   $  60,586    $ (6,220)   $   1,687      $   9,989
Comprehensive income:

Net income                                     4,002                                               4,002
Other comprehensive income:
 Change in unrealized gain (loss) on
  securities, net taxes(benefits)of $(6,492) (12,456)                             (12,456)
 Change in foreign currency,
  net taxes of $0                             (1,136)                              (1,136)
  Other comprehensive incom                  (13,592)

Comprehensive income                          (9,590)

Issuance of common stock warrants                824        824
Treasury stock acquired                         (573)                   (573)
Reissuance of treasury stock in connection
 with exercise of stock options                  (37)                                                 (37)
Preferred stock dividends                       (380)                                                (380)

Balance at September 30, 1999             $   56,286 $   61,410   $   (6,793)   $  (11,905)    $   13,574



         See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                    Nine Months Ended
                                                                       September 30
                                                                     1999       1998

OPERATING ACTIVITIES
Net income                                                      $     4,002   $     3,179
Adjustments to reconcile net income to net cash provided by
operating activities:
 Amortization of policies produced                                    2,517         2,014
 Deferral of cost of policies produced                              (19,895)       (8,684)
 Deferred federal income taxes                                        1,854         1,529
 Depreciation and amortization                                        2,764           883
 Insurance policy liabilities                                        13,185        (7,442)
 Net realized investment gains                                          209           (73)
 Accrued investment income                                             (516)         (105)
 Amounts due to Savers Life from brokers for security sales
  at acquisition date                                                    --         6,519
 Other                                                               (1,105)        2,880

   Net cash provided by operating activities                          3,015           700

INVESTING ACTIVITIES
Fixed maturity securities available for sale:
  Purchases                                                        (177,894)     (190,140)
  Sales                                                              99,893       128,978
  Maturities, calls and redemptions                                  14,756        15,289
Short-term investments, net                                         (11,738)       36,516
Other investments, net                                                 (978)       (2,379)
Purchase of Savers Life Insurance Company, less cash acquired
 of $518                                                                 --        (2,169)

   Net cash used by investing activities                            (75,961)      (13,905)

FINANCING ACTIVITIES
Borrowings, net of debt issuance costs of $86 in 1998                   300         3,914
Repayments on long term debt and obligations
 under capital lease                                                   (300)       (3,153)
Premiums received on interest-sensitive annuities and other
 financial products credited to policyholder account balances,
 net of premiums ceded                                              126,799        53,846
Return of policyholder account balances on interest-sensitive
 annuities and other financial products                             (63,441)      (36,007)
Issuance of convertible preferred stock, net of issuance costs
 of $120 in 1998                                                         --         3,610
Reissuance of treasury stock in connection with exercise of
 stock options and warrants                                             824           233
Purchase of common stock for treasury                                  (573)         (274)
Dividends on preferred stock                                           (380)          (71)

   Net cash provided by financing activities                         63,229        22,098

Net increase (decrease) in cash                                      (9,717)        8,893

Cash at beginning of period                                          13,591         4,165

Cash at end of period                                           $     3,874   $    13,058




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

The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries (the "Company" or "SMC") requires management to make estimates and assumptions that affect the amounts reported in the consolidated
financial statements and accompanying  notes.   For  example,  the Company uses
significant estimates and assumptions in calculating costs of policies produced, cost of policies purchased, goodwill, future policy benefits and deferred
federal  income  taxes.   If  future  experience  differs materially from these
estimates  and  assumptions, the  Company's   financial  statements   could  be
affected.

The consolidated financial statements in this report, include the assets and liabilities and results of operations of Savers Life Insurance Company ("Savers Life") and Midwestern National Life Insurance Company of Ohio ("Midwestern Life") from their acquisition dates of March 12, 1998 and October 30, 1998, respectively. Savers Life and Midwestern Life were merged into Standard Life Insurance Company of Indiana ("Standard Life"), a wholly-owned subsidiary of SMC, effective December 31, 1998.

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


                                                      Nine Months Ended
                                                      SEPTEMBER 30,1998

                       Revenues                            $61,042
                       Net income                            1,262
                       Earnings per share - basic             0.16
                       Earnings per share - diluted           0.16



NOTE 3 -- NOTES PAYABLE

Notes payable of the Company are as follows (in thousands):

                                                      Interest             September 30        December 31
                                                        Rate                    1999               1998
Borrowings under revolving credit agreements            8.57%{ (1)}            $25,000            $25,000
Senior subordinated convertible notes{ (2)}            10.00%                   10,000             10,000

                                                                               $35,000            $35,000

       (1) Current weighted average rate at September 30, 1999.
       (2) $4,372 due December 2003, $5,628 due July 2004.





                 STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4 -- NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

The components of the balance sheet caption "Unrealized gain (loss) on securities available for sale" in shareholders' equity are summarized as follows (in thousands):

                                                                   September 30    December 31
                                                                       1999            1998
Fair value of securities available for sale                     $   580,879      $   552,628
Amortized cost of securities available for sale                     609,147          548,613
  Gross unrealized gain (loss) on securities
   available for sale                                               (28,268)           4,015
Adjustments for:
 Cost of policies produced                                            9,174           (1,101)
 Cost of policies purchased                                           2,589             (489)
 Deferred federal income taxes                                        5,721             (765)
  Net unrealized gain (loss) on securities
   available for sale                                           $   (10,784)     $     1,660


NOTE 5 -- EARNINGS PER SHARE


A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):


                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30                September 30
                                                                 1999          1998          1999          1998
INCOME:
Net income                                                    $     1,304 $     1,138 $     4,002  $     3,178
Preferred stock dividends                                            (127)        (71)       (380)         (71)
Income  available  to  common  shareholders  for
  basic earnings per share                                          1,177       1,067       3,622        3,107

Effect of dilutive securities:
     Interest on  subordinated convertible debt                       250         250         750          750

Income  available  to  common  shareholders for diluted       $     1,427 $     1,317 $     4,372  $     3,857
  earnings per share

SHARES:
Weighted  average shares outstanding for
  basic earnings per share                                      7,575,635   7,231,217   7,576,159    6,599,428
Effect of dilutive securities:
  Stock options                                                   120,880     271,940     147,534      288,833
  Stock warrants                                                  108,553     204,700     120,633      236,608
  Subordinated convertible debt                                 1,740,038   1,740,038   1,740,038    1,740,038

  Dilutive potential common shares                              1,969,471   2,216,678   2,008,205    2,265,479

Weighted  average   shares   outstanding   for
  diluted earnings per share                                    9,545,106   9,447,895   9,584,364    8,864,907


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

FIRST NINE MONTHS OF 1999 COMPARED WITH THE FIRST NINE MONTHS OF 1998:

The following tables and narratives summarize the results of operations by operating segment:

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30          September 30
                                                               1999          1998     1999         1998

                                                                         (Dollars in thousands)
Operating income before income taxes:

 Domestic operations                                     $     2,115     $      779 $     4,956  $     3,093
 International operations                                        220            592         859        1,541

 Consolidated operating income before income taxes             2,335          1,371        5,815       4,634
 Applicable income taxes related to operating income             867            251        1,675       1,504

  Consolidated operating income after taxes                    1,468          1,120        4,140       3,130

 Consolidated realized investment gains (losses)
     before income taxes                                        (249)            27         (209)         73
 Applicable income taxes (benefits) related to realized
     investment gains (losses)                                   (85)             9          (71)         25

  Consolidated realized investment gains (losses)
      after taxes (benefits)                                    (164)            18         (138)         48

      Net income                                         $     1,304    $     1,138  $     4,002 $     3,178


CONSOLIDATED RESULTS AND ANALYSIS

SMC's nine month 1999 operating earnings were $4.1 million, or 47 cents per diluted share, up 32% and 9%, respectively, over the same nine month period of 1998. Operating earnings increased due to i) increased net spread revenue, ii) economies of scale achieved through the acquisitions of Savers Life and Midwestern Life and iii) increased administrative fees and policy income earned. These increases were somewhat offset by i) the elimination of negative goodwill amortization, a non recurring item, which contributed $1 million or 12 cents per diluted share in the 1998 period, ii) unfavorable mortality and iii) increased amortization. The percentage increase in operating earnings was greater than the percentage increase in operating earnings per diluted share primarily because of a 8% increase in weighted average diluted common shares or equivalents outstanding during the period. This increase in weighted average shares outstanding resulted primarily from shares issued in connection with the acquisition of Savers Life and Midwestern Life.

                    STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                   __________________



DOMESTIC OPERATIONS:

                                                          Three Months Ended        Nine Months Ended
                                                              September 30             September 30

                                                           1999         1998        1999        1998
                                                                   (Dollars in thousands)

Premiums and deposits collected:
  Traditional life                                  $     3,301  $     1,718   $     9,461  $     5,589

  Medicare supplement                                        --           --            --        5,992

  Flexible premium deferred annuities ("FPDA's")         26,015       13,589        78,107       38,444
  Equity-indexed annuities                               13,750        7,143        42,595        9,177
  Other annuities and deposits                            1,534        2,294         4,401        3,812
  Universal and interest-sensitive life                     805          738         1,696        2,413

  Subtotal - interest-sensitive and other
    financial products                                   42,104       23,764       126,799       53,846

      Total premiums and deposits collected         $    45,405  $    25,482   $   136,260  $    65,427



Premium income                                      $     3,301  $     1,718   $     9,461  $    11,581
Policy income                                             1,663        1,906         5,176        5,058
  Total policy related income                             4,964        3,624        14,637       16,639

Net investment income                                    10,148        7,897        30,609       23,251
Fee and other income                                      1,059        1,261         3,481        2,345

  Total revenues (a)                                     16,171       12,782        48,727       42,235

Benefits and claims                                       3,669        2,482        10,944       10,503
Interest credited on interest-sensitive
 annuities and other financial products                   5,141        4,247        16,723       13,112
Amortization                                              1,383        1,322         4,455        3,546
Other operating expenses                                  3,023        3,180         9,128        9,780
Interest expense and financing costs                        840          772         2,521        2,201

  Total benefits and expenses                            14,056       12,003        43,771       39,142

  Operating income before income taxes                    2,115          779         4,956        3,093

Net realized investment gains (losses)                     (249)          27          (209)          73


  Income before income taxes                        $     1,866  $       806   $     4,747  $     3,166


(a)Revenues exclude net realized investment gains (losses)

                 STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                __________________



GENERAL: This segment consists of revenues earned and expenses incurred from United States operations which includes deposits from annuity products (primarily FPDA's), equity-indexed products, universal life products and traditional life products. The profitability for this segment is primarily a function of its investment spread earned (i.e. the excess of investment earnings over interest credited on annuity and universal life deposits), persistency of the in-force business, mortality experience and operating expenses. Domestic operations include SMC and its U.S. consolidated subsidiaries.

PREMIUM INCOME consists of premiums earned from i) traditional  life insurance,
ii) annuity business that incorporates significant mortality features and iii) Medicare supplement premiums in the 1998 period.

Life premiums were up $3.9 million or 69% in the first nine months of 1999, to $9.5 million. The traditional life premium increase was primarily due to renewal premiums from the insurance blocks of Savers Life and Midwestern Life.

Medicare  supplement premiums of $6.0 million are included in  the  first  nine
months of 1998.   This  business  did not contribute to net income and was sold
July, 1998.

NET PREMIUM DEPOSITS consist of FPDA's, equity-indexed annuities, interest-sensitive annuities and other financial products that do not incorporate significant mortality features. For GAAP these premium deposits are not shown as premium income in the income statement. Furthermore, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

In the first nine months of 1999 net premium deposits increased $73.0 million or 135%, to $126.8 million. The increase relates to i) an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, ii) continued expansion of geographical concentration, and iii) the introduction of equity-indexed annuity products which contributed $42.6 million of premium deposits for the period.

NET INVESTMENT INCOME includes interest earned on invested assets which fluctuates with changes in i) the amount of average invested assets supporting insurance liabilities and ii) the yield earned on invested assets.

Net investment income in the first nine months of 1999 increased $7.4 million or 32%, to $30.6 million. Average invested assets increased by $159.1 million or 35% compared to the first nine months of 1998 primarily due to the growth in insurance liabilities from the acquisitions of Savers Life and Midwestern Life and from premiums and deposits received net of amounts returned of policyholder account balances. This increase was somewhat offset by a decline in net investment yields for the period.

The net investment yields earned on average invested assets were 7.13% and 7.54% for the first nine months of 1999 and 1998, respectively.

POLICY INCOME represents mortality charges, administrative fees and surrender charges related to universal life and annuity policies.

Policy income increased $.1 million or 2%, to $5.2 million in the first nine months 1999. This increase primarily relates to surrender charges received as a result of lowering crediting rates on certain FPDA products.

FEE AND OTHER INCOME consists of recurring fee income related to servicing blocks of business for other insurance companies, experience refunds and commission income.

In the first nine months of 1999 fee income increased $1.1 million or 48%, to $3.5 million. This increase relates to fee income received in connection with a three-year service agreement entered into by Savers Marketing Corporation ("Savers Marketing") in October, 1998.

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

Benefits and claims in the first nine months of 1999 increased $.4 million, to $10.9 million due to $5.3 million of life claims and benefits primarily resulting form the increase of inforce life insurance business of Savers Life and Midwestern Life. This was somewhat offset by the inclusion of $4.9 million of benefits and claims in 1998 results related to the Medicare supplement business that was sold July, 1998.

INTEREST CREDITED ON INTEREST-SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS represents interest credited to the FPDA's, equity-indexed annuities, interest sensitive and other financial products.

In the first nine months of 1999 interest credited increased $3.6 million or 28%, to $16.7 million due to interest credited on the insurance liabilities of Savers Life and Midwestern Life. This expense was also impacted by interest credited on insurance liabilities from sales in recent periods and somewhat offset by a decline in crediting rates.

The weighted average credited rates for the first nine months of 1999 and 1998 were 4.87% and 5.35%, respectively.

AMORTIZATION includes i) amortization related to the present value of polices purchased, ii) amortization of policies produced and iii) amortization of goodwill and organizational costs.

Amortization in the first nine months of 1999 increased $.9 million or 26%, to $4.5 million. This increase relates to additional amortization of the cost of policies produced and cost of policies purchased for the first nine months of 1999 due to the recognition of additional profits for the period. Additional profits were recognized from i) the realization of profits from increased sales of annuity products in recent periods and ii) the realization of profits from the purchased insurance business from Savers Life and Midwestern Life.

OTHER OPERATING EXPENSES consist of recurring general operating expenses and commission expenses, net of deferrable amounts.

In the first nine months of 1999 other operating expenses declined $ .7 million or 7%, to $9.1 million. The majority of this decrease relates to efficiencies achieved through the assimilation of the former insurance operations of Savers Life, Savers Marketing and Midwestern Life including the elimination of certain Medicare supplement expenses in connection with the sale of that business.

INTEREST EXPENSE AND FINANCING COSTS represents interest expense incurred and the amortization of related debt issuance costs.

In the first nine months of 1999 interest expense and financing costs increased $.3 million or 15%, to $2.5 million primarily due to increased average borrowings for the period of approximately $6.8 million. This increase was somewhat offset by a decline in the average interest rate for the period.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                               __________________



INTERNATIONAL OPERATIONS:


                                                         Three Months Ended      Nine Months Ended
                                                            September 30           September 30

                                                         1999         1998        1999         1998

                                                                     (Dollars in thousands)
Premiums and deposits collected:
 Traditional life                                   $        13  $        41   $        37 $        77
 Separate account deposits                               17,864        8,780        43,284      28,845

   Total premiums and deposits collected            $    17,877  $     8,821   $    43,321 $    28,922

Premium income                                      $        13  $        41   $        37 $        77
Net investment income                                       121          124           385         379
Separate account fees                                       714          648         2,104       1,318
Amortization of negative goodwill                            --          347            --       1,041
Other income                                                 --           17             8         353

   Total revenues                                            848       1,177         2,534       3,168


Benefits and claims                                          143         (60)          122         (37)

Other operating expenses                                     485         645         1,553       1,664

    Total benefits and expenses                              628         585         1,675       1,627


    Operating income before income taxes             $       220 $       592   $       859 $     1,541


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

Net investment income was $.4 million for each of the nine-month periods of 1999 and 1998 on average invested assets of approximately $11.0 million.

The net investment yields earned on average invested assets were 4.97% and 4.78% for the first nine months of 1999 and 1998, respectively.

FEES FROM SEPARATE ACCOUNTS represents the net fees earned on the various unit-linked products sold and fluctuate in relationship with account assets and the return earned on such assets. Fees include initial set up fees on certain products and annual recurring fees on virtually all products.

Fees from separate accounts for the first nine months of 1999 increased 60% to $2.1 million. This is due to weighted average assets held in separate accounts increasing by $49.5 million, or 29% for the period and changes in deferred acquisition cost methodology, which adversely impacted the 1998 period. Actual separate account assets increased $60.9 million or 33%, to $243.2 million for the twelve months ending September 30, 1999. Net deposits from sales of unit-linked products by SMI increased $14.4 million or 50%, to $43.3 million.


AMORTIZATION OF NEGATIVE GOODWILL is the excess cost of assets acquired over the purchase price paid for SMI in December, 1993 of $6.9 million.

Negative goodwill was fully amortized at December 31, 1998 and does not contribute to net income in the 1999 period. Negative goodwill amortization for the first nine months of 1998 was $1 million.

OTHER INCOME consists of various refunds and other miscellaneous income.

Other income for the first nine months of 1998 includes i) $.2 million of paid benefits and ii) $.1 million from the sale of an asset fund to a reinsurer.

BENEFITS AND CLAIMS consists of changes in traditional life reserves and premium deficiency reserves.

Benefits and claims for the first nine months of 1999 include increases due to strengths of various fund reserves and traditional life reserves compared to the 1998 period.

FOREIGN CURRENCY TRANSLATION International operations are conducted using foreign currencies, primarily the Luxembourg franc, which are subsequently converted into U.S. dollars using a conversion rate. Although the net impact of this translation is deemed immaterial, individual income statement components from period to period may be impacted from the strengthening and destrengthening of the U.S. dollar.

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

GENERAL: On a consolidated GAAP basis SMC reported net cash provided by operations of $3.0 million for the first nine months of 1999. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $66.4 million for the first nine months of 1999. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

SMC instituted a program to repurchase  its  common  stock and at September 30,
1999,   Standard   Management   is  authorized   to   repurchase   1.0  million
additional shares of SMC Common  Stock under this program.

At October 31, 1999, Standard Management had "parent company only" cash and short-term investments of $.5 million. These funds are available to Standard Management for general corporate purposes. Standard Management's annual "parent company only" operating expenses (not including interest expense) were $3.1 million and $3.4 million for 1998 and 1997, respectively. In addition, Standard Management has available $1.0 million from its revolving credit agreement.

Standard Management anticipates the available cash from its existing working capital, plus anticipated 1999 dividends, management fees, rental income and interest payments on its surplus debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 1999.

INTEREST OF SURPLUS DEBENTURE. From the funds borrowed by Standard Management pursuant to the revolving credit agreements ("credit agreement") and the senior subordinated convertible note agreements ("debt agreement') described in Note 3, $27.0 million was loaned to Standard Life pursuant to unsecured surplus debenture agreements ("surplus debentures") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The
interest  and  principal   payments  are  subject  to  quarterly   approval  by
the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the
September 30, 1999 interest rate of 10.25% continues, Standard Management will receive interest income of $2.6 million from the surplus debentures in 1999.

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

MANAGEMENT FEES. Pursuant to a management services agreement, Standard Life paid Standard Management $2.3 million for the first nine months of 1999 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie National Life Insurance Company ("Dixie Life') paid Standard Life $.7 million in the first nine months of 1999 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life.

                   STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                 __________________



EQUIPMENT  RENTAL  FEES.   Standard  Management charged  its  subsidiaries  $.8
million in the first nine months of 1999 for the use of equipment owned by Standard Management.

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

Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 1999. As of September 30, 1999, Standard Life had statutory capital and surplus for regulatory purposes of $41.8 million. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, the continued reinsurance of a portion of its new business and additional capital contributions by Standard Management. If the need arises for cash that is not readily available, additional liquidity could be obtained from the sale of invested assets.

Effective January 1, 1999 the Company decided to no longer sell new business through Dixie Life. This decision is not expected to have a material effect on operations or financial condition of the Company.

                  STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                __________________




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

The Company is currently assessing the risks associated with their external business relationships, including those with agents, financial institutions, reinsurers and providers of mission-critical software and systems. Throughout the remainder of 1999 the Company will continue to monitor the status of significant business partners which have not provided assurances that their compliance and remediation plans are complete and modify contingency plans accordingly.

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

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                __________________



Subsequent Event

On October 25, 1999   Standard   Life  entered  into  an agreement to sell  its
ownership in Dixie Life for approximately $10.4 million in cash. The sale is expected to close in early 2000.




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

             STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            ___________________




                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


Exhibits

10.54 Employment Agreement between Standard Management Corporation and Paul B. Pheffer dated and effective July 1, 1999.

10.55 Third Amended and Restated Employment Contract by and between Standard Management Corporation and Edward T. Stahl, dated and effective, as amended July 1, 1999.

10.56 Third Amended and Restated Employment Contract by and between Standard Management Corporation and Ronald D. Hunter, dated and effective, as amended, July 1, 1999.

10.57 Third Amended and Restated Employment Contract by and between Standard Management Corporation and Raymond J. Ohlson, dated and effective, as amended, July 1, 1999.

10.58 Second Amended and Restated Employment Contract by and between Standard Management Corporation and Stephen M. Coons, dated and effective, as amended, July 1, 1999.


Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission")for information only and not filed.


(b) Reports ON FORM 8-K

      No reports on Form 8-K were filed with the Commission in the third quarter of 1999.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                              ____________________







                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 5, 1999
                                            STANDARD MANAGEMENT CORPORATION
                                                       (Registrant)
                                         By:      RONALD D. HUNTER
                                         Ronald D. Hunter
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         By:       GERALD R. HOCHGESANG
                                         Gerald R. Hochgesang
                                         Senior Vice President and Treasurer
                                         (Chief Accounting Officer)