Form 10-K
period 1999-12-31
STANDARD MANAGEMENT CORP
filed 2000-03-29
CIK 853971

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K


   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 or

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-20882

                       STANDARD MANAGEMENT CORPORATION
           (Exact name of registrant as specified in its charter)

Indiana35-1773567
(State or other jurisdiction of(I.R.S. employer incorporation or organization)identification no.)

9100 Keystone Crossing, Indianapolis, Indiana 46240(317) 574-6200
(Address of principal executive offices)(Telephone)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 2000 as reported on The NASDAQ Stock Market, was approximately $31.9 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2000, Registrant  had  outstanding  7,785,156  shares of Common
Stock.

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

ITEM 1.BUSINESS OF SMC

SMC is an international financial services holding company that directly and through its subsidiaries develops, markets and administers profitable life insurance, annuities and unit-linked assurance in force business and products. A primary component of SMC's growth relates to the acquisition of selected insurance companies and blocks of in force life insurance and annuity businesses. Since 1993, the Company has acquired 5 insurance companies. See "Acquisition Strategy and Recent Acquisitions" for related information. Through its insurance subsidiaries, the Company's operating strategy is to develop profitable products, enhance marketing distribution channels and consolidate and streamline management and administrative functions of acquired companies.

OPERATING SEGMENTS

The Company conducts  and  manages its business through the following operating
segments  reflecting  the  geographical   locations   of   principal  insurance
subsidiaries:

DOMESTIC OPERATIONS includes the following insurance subsidiaries at December 31, 1999:

Standard Life Insurance Company of Indiana ("Standard Life"), SMC's principal insurance subsidiary, was organized in 1934 as an Indiana domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life offers flexible premium deferred annuities ("FPDA's"), equity-indexed annuities, whole and universal life insurance and critical illness products. Standard Life also generates cash flow and income from closed blocks of in force life insurance and annuities. At December 31, 1999, Standard Life's statutory assets were $664.7 million and the aggregate of its statutory capital and surplus, asset valuation reserve ("AVR") and interest maintenance reserve ("IMR") (its "adjusted statutory capital") was $61.2 million. The ratio of adjusted statutory capital to its total statutory assets was 9.2% at December 31, 1999. Standard Life has a rating of B+ (Very Good, Secure) by the rating agency, A.M. Best Company, Inc. ("A.M. Best").

Dixie National Life Insurance Company ("Dixie Life") is a 99.4% owned subsidiary of Standard Life, was organized in 1965 as a Mississippi domiciled life insurer. Dixie Life is licensed in 22 states and services a variety of life insurance products, primarily consisting of "burial expense" policies. Effective January 1, 1999, the Company ceased selling new business through Dixie Life. At December 31, 1999, Dixie Life's statutory assets were $35.8 million, the adjusted statutory capital was $3.9 million and the ratio of its adjusted statutory capital to its statutory assets was 10.8%. Dixie Life has a rating of "B" ("Adequate") by A.M. Best.

Standard Marketing Corporation ("Standard Marketing"), is a wholesale distributor of life insurance and annuity products. Until December 31, 1998, its network of managing general agents and independent agents distributed life insurance and annuity products for Standard Life and for a select group of unaffiliated insurance companies. Standard Marketing earned override commission income from the sale of these products. Effective January 1, 1999, the operations of Standard Marketing were merged into Standard Life.

Savers Marketing Corporation ("Savers Marketing") is the prior marketing distributor of Savers Life Insurance Company ("Savers Life"). Refer to "Acquisition Strategy and Recent Acquisitions". Savers Marketing markets Standard Life's products through financial institutions and independent agents. Savers Marketing also receives administrative, marketing and commission fees for services provided to unaffiliated companies.

INTERNATIONAL OPERATIONS include the following holding company and its two wholly-owned insurance subsidiaries at December 31, 1999:

Standard Management International S.A., a wholly-owned subsidiary of SMC, is a holding company organized under Luxembourg law with its registered office in Luxembourg. At December 31, 1999, Standard Management International, S.A. and its subsidiaries ("SMI") had $339.3 million in assets with policies in force in over 80 countries. The majority of its business is unit-linked assurance products with a range of policyholder directed investment choices coupled with a small death benefit, sold through its subsidiaries.

Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") primarily offers standard unit-linked products throughout the European Union. At December 31, 1999 it had statutory capital and surplus of $6.9 million.

Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)") primarily offers tax deferred unit-linked products in niche markets throughout the world. At December 31, 1999 it had statutory capital and surplus of $2.2 million.

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

SMC has the information systems and administrative capabilities necessary to add additional blocks of business without a proportional increase in operating expenses. In addition, SMC has developed management techniques for reducing or eliminating the expenses of the companies it acquires through the consolidation of their operations with those of SMC. Such techniques include reduction or elimination of overhead, including the acquired company's management, staff and home office, elimination of marketing expenses and, where appropriate, the substitution of Standard Life's network for the acquired company's current distribution system, and the conversion of the acquired company's data processing operations to SMC's system.

SMC typically acquires companies or blocks of business through the purchase or exchange of shares. This method is also used for assumption reinsurance transactions. SMC's acquisitions may be subject to certain regulatory approvals, policyholder consents and stockholder approval.

The following is a list of SMC's most recent acquisitions and the terms under which they were purchased:

On March 12, 1998, SMC acquired Savers Life Insurance Company ("Savers Life"). Each of the 1,779,908 shares of Savers Life Common Stock outstanding was converted into 1.2 shares of SMC Common Stock plus $1.50. Each holder of Savers Life Common Stock could elect to receive the $1.50 per share portion of the merger consideration in the form of additional shares of SMC Common Stock. SMC issued approximately 2.2 million shares with a value of approximately $14.9 million, paid $2.2 million in cash and $1.5 million in acquisition costs for an aggregate purchase price of $18.6 million. SMC increased an Amended Revolving Line of Credit Agreement ("Amended Credit Agreement") to $20.0 million as a result of the Savers Life acquisition. The acquisition of Savers Life included its wholly-owned subsidiary Savers Marketing.

On October 30, 1998, SMC acquired Midwestern National Life Insurance Company of Ohio, ("Midwestern Life"). SMC issued 696,453 shares of its common stock valued at $4.6 million, increased its bank debt by $6.0 million on restructured terms by increasing the Amended Credit Agreement to $26.0 million, and paid $2.9 million in cash and $.6 million of acquisition costs for an aggregate purchase price of $14.1 million to acquire Midwestern Life.

The acquisitions of Savers Life and Midwestern Life were accounted for using the purchase method of accounting and accordingly, SMC's consolidated financial statements include the results of operations of the acquired companies from the effective dates of their respective acquisitions. Savers Life and Midwestern Life were merged into Standard Life effective December 31, 1998. As a result of these mergers, Standard Life remained as the surviving entity. Under purchase accounting, SMC allocated the total purchase price of the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill, which is being amortized on a straight-line basis over 20 - 30 years.

MARKETING

DOMESTIC MARKETING

GENERAL: The Company's agency force, of approximately 4,000 independent general agents, was organized to provide a lower cost alternative to the traditional captive agency force. These agents distribute a full line of life insurance, annuity and critical illness products issued by Standard Life. The Company selectively recruits new agents from those formerly associated with companies acquired by SMC.

SMC believes that both agents and policy owners value the service provided by SMC. The Company i) assists agents in submitting and processing policy applications, ii) assists with licensing applications, iii) provides marketing support for its agents, and iv) can introduce agents to lead services.

STANDARD LIFE offers a full portfolio of life insurance and annuity products selected on the basis of their competitive position, company profitability and likely consumer acceptance. Such portfolio includes FPDA's, equity-indexed annuities, whole and universal life insurance and critical illness products issued by Standard Life.

Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by Standard Life, who performs all policy issuance, underwriting and accounting functions. Standard Life is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 4% of Standard Life's annual sales in 1999, and the top twenty individual agents accounted for approximately 34% of Standard Life's volume in 1999. At December 31, 1999, approximately 60% of Standard Life's independent agents were located in Ohio, Indiana, California, Florida, and North Carolina with the balance distributed across the country. Standard Life is attempting to increase the number and geographic diversity of its agents.

Standard Life does not have exclusive agency agreements with its agents and management believes most of these agents sell similar products for other insurance companies. This could result in a sales decline if Standard Life's products were to become relatively less competitive. Standard Life's 1999 FPDA and equity indexed annuity sales increased partially due to an aggressive marketing campaign targeted to high volume sales agents and marketing companies. Also contributing to the increase in premiums was the continued development of Standard Life's distribution system through an aggressive program aimed at retention of key producers and expanded geographical concentration.

SAVERS MARKETING distributes life and annuity products through financial institutions and independent general agents. Savers Marketing has approximately 2,000 active brokers and is not dependent on any one broker or agency for any substantial amount of its business. Each broker operates independently and is responsible for all of his or her expenses. Savers Marketing employs three Regional Managers, who are responsible for personally initiating and maintaining direct communications with brokers and are responsible for the recruitment and training of all new brokers.

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

INTERNATIONAL MARKETING

PREMIER LIFE (LUXEMBOURG) AND PREMIER LIFE (BERMUDA), produced aggregate new premium deposits of approximately $55 million, $43 million and $22 million during 1999, 1998 and 1997, respectively. The increases in 1998 and 1999 relate to renewed marketing efforts in certain European countries, particularly in Sweden, Belgium and Italy. The countries within the European Union have been the main contributor to these sales. Although SMI expects this to be the case in the future, it plans to increase marketing efforts in other parts of the world as well.

Although SMI anticipates growing significantly through internal sales as part of its long term plan, acquisitions of other European insurance companies may be considered. It has designed and launched new single and regular premium products in recent years. It is also in discussions with a number of distribution companies to form alliances to produce tailored products for their markets. It is currently expected that Premier Life (Luxembourg) will write business within the European Union and Premier Life (Bermuda) will write international business elsewhere in the world. The primary market for SMI's products is considered to be medium to high net worth individuals who typically have in excess of $75,000 to invest in a single premium policy and medium to high earners who have in excess of $3,000 per annum to invest in a regular premium savings product. The above individuals would come from a combination of expatriates, residents of European Union countries and from other targeted areas. The expatriate and European insurance markets are well established and highly competitive with a large number of domestic and international groups operating in, or going into, the same markets as SMI.

SMI's products are distributed via independent agents and stock brokers who have established connections with these targeted individuals. SMI is striving to develop into an entrepreneurial-intermediary oriented organization committed to building long term relationships with high quality distributors, thereby creating a niche position. SMI places the same emphasis as SMC's U.S.
insurance companies on a high level of service to intermediaries and policyholders while striving to achieve low overhead costs.

PRODUCTS

SMC primarily markets FPDA's, equity indexed annuities, whole life, universal and interest-sensitive life insurance policies and unit-linked policies. The following table sets forth the amounts and percentages of net premiums received by SMC from currently marketed products for the years ended December 31, 1999, 1998 and 1997, respectively (in thousands). Because GAAP generally excludes annuity and unit-linked product deposits, and premiums from universal and interest-sensitive life insurance from premium income, and thus does not fully reflect SMC's cash flow from new business, the premium information contained in the following table is reported using statutory accounting principles which include the aforementioned items.

                                                                            Year Ended December 31,

                                           1999                       1998                    1997
                                     Amount        %            Amount         %        Amount        %

Currently marketed products:
FPDA's                              $ 98,678      44.9          $ 60,086      45.8      $41,066      55.5
Equity-indexed annuities              59,348      27.0            16,858      12.9           --        --
Unit-linked products                  55,234      25.1            42,536      32.5       21,954      29.7
Single premium immediate annuities     3,162       1.4             2,545       1.9        2,704       3.7
Universal and interest-sensitive life  2,302       1.0             5,816       4.4        5,836       7.9
Traditional life                       1,029        .6             3,282       2.5        2,349       3.2
                                    $219,753     100.0          $131,123     100.0      $73,909     100.0


Annuity sales increased in 1999 primarily due to the introduction of new products and an increase in the agency base achieved through the recruitment of high volume agents. Also attributable to the annuity sales increase were larger managing general agencies and continued expansion of geographical marketing efforts.

The increase in deposits from unit linked products in 1999 is primarily due to a continuation of marketing efforts in certain European countries, particularly in Sweden, Belgium and Italy.

CURRENTLY MARKETED PRODUCTS

The individual annuity business is a growing segment of the savings and retirement industry, which increased in sales from $1 billion in 1970 to more than $230 billion in 1998. The individual annuity market, which is one of SMC's primary targets, comprises 73% of its sales. As the 76 million baby boomers born from 1946 through 1964 grow older, demand for insurance products is expected to grow. SMC believes that those seeking adequate retirement incomes will become less dependent on Social Security and their employers' retirement programs and more dependent upon their own financial resources. Annuities currently enjoy an advantage over certain other saving mechanisms because the annuity buyer receives a tax-deferred accrual of interest on the investment during the accumulation period.

SMI's products are sold primarily in Western Europe. SMC's gross sales percentages by U.S. geographical region are summarized as follows:

STATE                        1999          1998         1997

Indiana                       15%           17%          21%
Ohio                          14            15           10
California                    11             5           11
North Carolina                 8            10            4
Arizona                        8             9           --
Florida                        8             8           10
Texas                          8             3            4
Hawaii                         5             7           --
All other states {(1)}        23            26           40
Total                        100%          100%         100%

(1)No other state had gross sales greater than 4%.

STANDARD LIFE PRODUCTS

FLEXIBLE PREMIUM DEFERRED ANNUITIES ("FPDA's") provide for an initial deposit by an annuitant and optional additional deposits, the time and amount of which are at the discretion of the annuitant. Standard Life credits the account of the annuitant with earnings at interest rates that are revised periodically until the maturity date. This accumulated value is tax deferred. Revisions to interest rates on FPDA's are restricted by an initial crediting rate guaranteed for a specific period of time, usually one year, and a minimum crediting rate guaranteed for the term of the FPDA, which is typically 3%. At maturity, the annuitant can elect a lump sum cash payment of the accumulated value or one of the various payout options available. Standard Life's FPDA's also typically provide for penalty-free partial withdrawals of up to 10% annually of the accumulation value after the annuitant has held the FPDA for more than 12 months. In addition, the annuitant may surrender the FPDA at any time before the maturity date and receive the accumulated value, less any surrender charge then in effect for that contract. To protect holders of FPDA's from a sharp reduction in the credited interest rate after a FPDA is issued, Standard Life permits the FPDA holder of certain annuities to surrender the annuity during a specified period without incurring a surrender charge if the renewal crediting rate is below a stated level. This stated level of interest is referred to as the "bail-out rate" and is typically below the original crediting rate, but above the minimum guaranteed crediting rate.

As of January 1, 2000, the crediting rates available on Standard Life's currently marketed FPDA's ranged from 6.5% to 12.3%, with new issues having an interest rate with a one year guarantee period. After the initial period, the crediting rate may be changed periodically, subject to minimum guaranteed rates from 3.0% to 4.0%. As of January 1, 2000, interest crediting rates after the initial guarantee period ranged from 3.5% to 5.5%. The surrender charge is initially 7% to 15% of the contract value depending on the product and decreases over the applicable surrender charge period of five to thirteen years. As of January 1, 2000, the bail-out rate for Standard Life's FPDA's was 4.5%; certain currently marketed products carry a bail out rate for the first two to five years after issuance. As of December 31, 1999, Standard Life had 5,197 currently marketed FPDA contracts in force.

EQUITY-INDEXED FPDA'S. In response to consumers' desire for alternative investment products with returns linked to common stocks, Standard Life introduced a line of equity-indexed FPDA products in May 1998. These products accounted for $59.3 million of the total premiums collected in 1999. The annuity's contract value is equal to the premium paid increased for returns based upon a percentage (the "participation rate") of the change in the S&P 500 Index and/or the Dow Jones Industrial Average (DJIA) Index during each year of its term, subject to a minimum guaranteed value. The Company has the discretionary ability to annually change the participation rate (which currently ranges from 65% to 70% plus a first-year "bonus"). The minimum guaranteed values are equal to 85% of first year and 90% of renewal premiums collected for FPDA's, plus interest credited at an annual rate of 3%. The annuities provide for penalty-free withdrawals of up to 10% in each year after the first year of the annuity's term. Other withdrawals from the product are subject to a surrender charge. The Company purchases Standard & Poor's 500 Index or DJIA Index Call Options to hedge potential increases to policyholder benefits resulting from increases in the Index to which the product's return is
linked.   As  of  December  31,  1999,  Standard Life had 2,220 equity-indexed contracts.

SINGLE PREMIUM IMMEDIATE ANNUITIES. Standard Life offers a single premium immediate annuity ("SPIA") whereby an annuitant purchases an immediate annuity with a one-time premium deposit at the time of issuance. Standard Life begins a payout stream shortly after the time of issuance consisting of principal value plus accumulated interest credited to such annuity. This product credits interest based on an investment portfolio earned rate assumption. As of December 31, 1999, Standard Life had 189 SPIA contracts in force.

UNIVERSAL LIFE. Flexible premium universal life ("FPUL") policies provide for periodic deposits, credit interest to account values and charges to the account values for mortality and administrative costs. As of January 1, 2000, the current interest rate on new sales of FPUL's was 5.5% with a guaranteed interest rate of 4%. As of December 31, 1999, Standard Life had 369 FPUL policies in force.

TRADITIONAL LIFE. Standard Life offers several types of non-participating traditional life policies, whole life policies with face amounts up to $50,000 and a 15 year term product with a critical illness rider. Traditional life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The traditional life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, traditional life policies begin to accrue a cash value which can be made
available to the policyholder net of taxes and withdrawal penalties.   The term
policy provides benefits only as long as premiums are paid. As of December 31, 1999, Standard Life had 1,663 currently marketed traditional life policies in force.

DIXIE LIFE PRODUCTS

Life insurance policies sold by Dixie Life in the final expense, or burial market include fixed premium interest sensitive policies that provide for increasing death benefits, as well as traditional whole life policies. These policies are designed to cover expenses such as funeral, last illness, monument and cemetery lot. The policies provide for a death benefit, generally not in excess of $10,000, and a level premium payment. The products include a cash value which may be borrowed by the policyholder. Dixie Life's policies sold in other markets include interest sensitive and traditional whole life policies and forms of term policies. The interest sensitive and whole life policies include cash values which may be borrowed by the policyholder. Dixie Life issued policies on both a participating and non-participating basis. As of December 31, 1999, Dixie Life had 645 and 19,743 individual annuities and life policies in force, respectively. Effective January 1, 1999, SMC decided not to sell new business through Dixie Life, but continues to sell final expense policies through Standard Life.

SMI PRODUCTS

UNIT-LINKED POLICIES. SMI currently writes unit-linked life products, which are similar to U.S. produced variable life products. Separate account assets and liabilities are maintained primarily for the exclusive benefit of universal life contracts and investment contracts of which the majority represents unit-linked business, where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses within the separate accounts accrue directly to the policyholders. The fees received by SMI for administrative and contract holder maintenance services performed for these separate accounts are included in SMC's statement of operations.

In the past, SMI also sold investment contracts, universal life policies, and to a lesser extent, traditional life policies. The investment contracts are mainly short-term single premium endowments or temporary annuities under which fixed benefits are paid to the policyholder. The terms of these contracts are such that SMI has relatively small morbidity or mortality risk. The universal life contracts are mainly regular premium and single premium endowment. The benefits payable to the policyholders are directly linked to the investment performance of the underlying assets.

FORMER PRODUCTS ("CLOSED BLOCKS")

SMC also generates cash flow and income from its closed blocks of in force life insurance and annuities. Closed blocks consist of in force life insurance and annuities that are not currently being marketed by SMC. The closed block designation does not have legal or regulatory significance and there are no restrictions on their assets or future profits. The premiums received on the closed blocks are primarily from the ordinary and universal life business. Closed block premiums typically decline over extended periods of time as a result of policy lapses, surrenders and expiries.

ANNUITIES. SMC's closed blocks of deferred annuities consist primarily of FPDA's and a small amount of single premium deferred annuities ("SPDA's") which, unlike FPDA's, do not provide for additional deposits. As of January 1, 2000, these deferred annuities had crediting rates ranging from 3.5% to 5.5% and guaranteed minimum crediting rates ranging from 3.0% to 5.5%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. SMC's closed blocks of annuities include payout annuities. Payout annuities consist of those annuities in which benefits are being paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. SMC's crediting rates on payout annuities range from 3.0% to 7.0% and cannot be changed. At December 31, 1999, SMC had 16,071 annuity contracts in force for closed blocks.

ORDINARY LIFE. The ordinary life policies included in SMC's closed blocks are composed primarily of fixed premium, cash value whole life products. In addition, they include annually renewable term policies as well as five, ten and fifteen year level premium term policies. At December 31, 1999, SMC had 30,709 ordinary life policies in force for closed blocks.

UNIVERSAL LIFE. Certain closed blocks include universal life business. For this business, SMC credits deposits and interest to account values and charges the account values for mortality and administrative costs. At December 31, 1999, SMC had 9,089 universal life policies in force for the closed block of business.

PRODUCT PROFITABILITY

The profitability of the life insurance and annuity products depend to a significant degree on the maintenance of profit margins between investment results from invested assets and interest credited on insurance and annuity products. During 1999, such margins increased slightly as a result of decreased crediting rates on insurance and annuity products. Refer to "Investments" in
Item 1 of this report.

The long-term profitability of insurance products depends on the accuracy of the actuarial assumptions that underlie the pricing of such products. Actuarial calculations for such insurance products, and the ultimate profitability of such products, are based on four major factors: i) persistency, ii) mortality,
iii) return on cash invested by the insurer during the life of the  policy  and
iv) expenses of acquiring and administering the policies.

The average expected remaining life of Standard Life's ordinary life business in force at December 31, 1999 was 9.3 years. This calculation was determined based upon SMC's actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

Policyholders sometimes do not pay premiums, thus causing their policies to lapse. For the years 1999, 1998 and 1997 Standard Life experienced total policy lapses of 6.2%, 6.1% and 6.5% of total policies in force at December 31 of each year, respectively. The American Council of Life Insurance 1999 Fact Book reported industry life insurance voluntary termination rates in 1998 of 14.9% for policies in force less than two years, 4.2% for policies in force for two years or more and 5.8% for all policies in force.

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

SMC's administrative departments in the United States use a common integrated system that permits efficiency and cost control. SMC's MIS system serviced approximately 202,000 active and inactive policies at December 31, 1999 and is continually being improved to provide for growth from acquisitions and sales.

SMI's administrative and MIS departments in Luxembourg are an autonomous unit from the systems in the United States.
UNDERWRITING

Premiums charged on insurance products are based in part on assumptions about the incidence and timing of insurance claims. SMC has adopted and follows underwriting procedures for traditional life, universal life and critical illness insurance policies. To implement these procedures, SMC employs a professional underwriting staff. All underwriting decisions are made in SMC's home office. To the extent that an applicant does not meet SMC's underwriting standards for issuance of a policy at the standard risk classifications, SMC may rate or decline the application. Underwriting with respect to FPDA's is minimal.

Traditional underwriting procedures are not applied to policies acquired in blocks. In these cases, SMC reviews the mortality experience for recent years and compares actual experience to that assumed in the actuarial projections for the acquired policies.

INVESTMENTS

Investment activities are an integral part of SMC's business as the investment income of SMC's insurance subsidiaries is an important part of its total revenues. Profitability is significantly affected by spreads between interest earned on invested assets and rates credited on insurance liabilities. Substantially all credited rates on FPDA's may be changed at least annually. For the year ended December 31, 1999, the weighted average net yield of SMC's investment portfolio was 7.15% and the weighted average interest rate credited on SMC's interest-sensitive liability portfolio, excluding liabilities related to separate accounts and equity indexed annuities, was approximately 4.89% per annum for an average interest spread of 226 basis points at December 31, 1999, compared to 223 basis points at December 31, 1998. The increase in the average interest spread includes lower crediting rates on new and existing FPDA business in order to meet targeted pricing spreads. Increases or decreases in interest rates could increase or decrease the average interest rate spread between investment yields and interest rates credited on insurance liabilities, which in turn could have a beneficial or adverse effect on the future profitability of SMC. Sales of fixed maturity securities that result in investment gains may also tend to decrease future average interest rate spreads. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

SMC balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. The "duration" of a security is a measure of a security's price sensitivity to changes in market interest rates. The option adjusted duration of fixed maturities and short-term investments for its U.S. insurance subsidiaries was 5.3 and 5.6 at December 31, 1999 and 1998, respectively.

SMC's investment strategy is guided by strategic objectives established by the Investment Committee of the Board of Directors. SMC's major investment objectives are to: i) ensure adequate safety of investments and protect and enhance capital; ii) maximize after-tax return on investments; iii) match the anticipated duration of investments with the anticipated duration of policy liabilities; and iv) provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment yield. Consistent with its strategy, SMC invests primarily in securities of the U.S. government and its agencies, investment grade utilities and corporate debt securities and collateralized mortgage obligations ("CMOs"). When opportunities arise below investment grade securities may be purchased, however, protection against default risk is a primary consideration. SMC has determined it will not invest more than 7% of its bond portfolio in below investment grade securities.

The National Association of Insurance Commissioners ("NAIC") assigns quality ratings and uniform book values to securities called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns ratings to publicly traded and privately-placed securities. The ratings assigned range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality. The following table sets forth the quality of SMC's fixed maturity securities as of December 31, 1999, classified in accordance with the ratings assigned by the NAIC:

                               Percent of Fixed
NAIC RATING (1)               MATURITY SECURITIES

1                                     54
2                                     42
Investment Grade                      96
3-4                                    4
Below Investment Grade                 -
   Total fixed maturity securities   100%


Conseco Capital Management Inc. ("CCM"), a wholly owned subsidiary of Conseco, Inc., manages SMC's domestic invested assets (other than mortgage loans, policy loans, real estate and other invested assets), subject to the direction of SMC's Investment Committee. In 1999, a quarterly fee of .035% on the first $500 million and .025% on amounts in excess of $500 million of the total market value of the assets under management was paid to CCM for investment advisory services.

Approximately 16% of SMC's fixed maturity securities at December 31, 1999 is comprised of mortgage-backed securities which include CMOs and mortgage-backed pass-through securities. Approximately 18% of the book value of mortgage-backed securities in SMC's portfolio is backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest and 59% are backed by an agency of the U.S. government (although not by the full faith and credit of the U.S. government). SMC closely monitors the market value of all investments within its mortgage-backed portfolio.

The following table summarizes SMC's mortgage-backed securities at December 31, 1999 (in thousands):


                                                                                                             Estimated      Avg.
                                                           % of                            % of              Avg. Life      Term
                                       Amortized           Fixed            Fair           Fixed                of        to Final
                                          Cost           Maturities        Value         Maturities         Investment    Maturity
                                                                                                            (In Years)   (In Years)
Agency CMOs:
Planned and target amortization          $31,141             4.9%         $29,896            4.9%               5.9            22.5
     classes
Sequential and support classes             8,611             1.3%           8,026            1.3%               5.0            22.5
     Total                               $39,752             6.2%         $37,922            6.2%               5.7            22.5

Non-agency CMOs:
Sequential classes                         1,363             0.2%           1,338            0.2%               2.0            11.1
Other                                      8,176             1.3%           7,775            1.3%               6.1            23.2

Total CMOs                               $49,291             7.7%         $47,035            7.7%               5.7            22.3
Non agency CMBS                           12,947             2.0%          12,581            2.1%               5.3            18.0
Agency mortgage-backed pass-through       42,175             6.5%          41,238            6.8%               4.1            23.1
securities
Total mortgage-backed securities        $104,413            16.2%        $100,854           16.6%               5.0            22.1

The market values for SMC's mortgage-backed securities were determined from
broker-dealer   markets,   internally   developed  methods  and  nationally
recognized statistical rating organizations.

Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. SMC has addressed this risk of prepayment risk by investing 30% of its mortgage-backed investment portfolio in planned and target amortization classes. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes"). Mortgage-backed pass-through securities, "sequential" and support class CMOs, which comprised the remaining 70% of the book value of SMC's mortgage-backed securities at December 31, 1999, are more sensitive to this prepayment risk.

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

REINSURANCE

Consistent with the general practice of the life insurance industry, SMC has reinsured portions of the coverage provided by its insurance products with other insurance companies under agreements of indemnity reinsurance. SMC's policy risk retention limit on the life of any one individual does not exceed $150,000.

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

Reinsurance ceded on life insurance policies to unaffiliated companies by SMC in 1999, 1998 and 1997 represented 50.1%, 48.9% and 51.9%, respectively, of gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies by SMC represented 0.0% in 1999 and .02% in 1998 and 1997, of net combined individual life insurance in force excluding reinsurance from The Guardian Insurance and Annuity Company, Inc. ("GIAC"), a subsidiary of The Guardian Group, New York, New York.

The following is reinsurance ceded information for in force life insurance policies at December 31, 1999 (in thousands):


                                                        % of Total
                                 Face Value of          Reinsurance           Reinsurance
INSURANCE COMPANY                LIFE POLICIES             CEDED              RECOVERABLE

Lincoln National Life              $313,755                28.4%                $3,853
Insurance Company

Swiss Re Life and Health            149,238                13.5%                   592

Security Life of Denver             130,577                11.8%                   821

Reinsured life insurance in force at December 31, 1999 is ceded to insurers rated "A" or better by A.M. Best. SMC historically has not experienced any material losses in collection of reinsurance receivables.

Commencing January 1, 1995, SMC began to reinsure a portion of its annuity business. The primary purposes of the reinsurance agreement were to limit the net loss arising from large risks, maintain SMC's exposure to loss within capital resources and provide additional capacity for future growth. Furthermore, these reinsurance agreements have allowed SMC to write volumes of business that it would not otherwise have been able to write due to restrictions based on its ratio of surplus to liabilities as determined by regulatory authorities in the State of Florida. By reinsuring a portion of the annuity business, the liability growth is slowed, thereby avoiding the erosion of surplus that can occur in periods of increasing sales. If SMC's ratio of surplus to liabilities falls below 4%, the State of Florida could prohibit SMC from writing new business in Florida. SMC's largest annuity reinsurer at December 31, 1999, Winterthur Life Re Insurance Company ("Winterthur"), represented $28.5 million, or 60.5% of total reinsurance recoverable, $.1 million of premium deposits ceded in 1999 and is rated "A" ("Excellent") by A.M. Best. From January 1, 1996 to March 31, 1996, Standard Life ceded a 50% quota-share portion of its annuity business. Effective April 1, 1996, Standard Life reduced it to 25% and effective October 1, 1998, discontinued ceding its annuity business. This reduction was possible since the surplus strain experienced by Standard Life was not as great as originally anticipated. Winterthur limits dividends and other transfers by Standard Life to SMC or affiliated companies if adjusted surplus is less than 5.5% of admitted assets or $36.6 million at December 31, 1999.

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

Savers Life issued and marketed Medicare supplement policies in 1998 including the time period from March 12, 1998, the acquisition date of Savers Life, through July 1, 1998, when the Medicare supplement business was sold. In connection with the sale of the Medicare supplement business, Savers Life received an initial statutory ceding allowance of $4.2 million which was offset by a reserve reduction of $1.6 million and write off of present value of future profits of $2.6 million and resulted in no gain or loss for GAAP. Under the terms of the reinsurance agreement, Standard Life administered the Medicare supplement business through October 1, 1999 in exchange for administration fee income. The consummation of this transaction resulted in the Company exiting from the Medicare supplement business it acquired with the Savers Life acquisition.

Standard Life and Dixie Life have financial reinsurance agreements that entitles them to reductions of $2.0 million and $.7 million, respectively, to statutory reserves at December 31, 1999.

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

Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which are marketing insurance products and which offer competing products such as savings accounts and securities. The Company began distributing annuities through financial institutions as a result of the acquisition of Savers Marketing in March 1998. The recent passage, by Congress, of the Gramm-Leach-Bliley Financial Services Modernization Act ("GLB Act") has expanded competitive opportunities for non-insurance financial services companies. The full effects of the GLB Act on our competition cannot be predicted with certainty at this time.

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

Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. Standard Life and Dixie Life have a rating of "B+" and "B", respectively by A.M. Best. A rating of "B+" is assigned by A.M. Best to companies which, in their opinion, have achieved very good overall performance when compared to the standards established by A.M. Best, and have a good ability to meet their obligations to policyholders over a long period of time. A rating of "B" is assigned by A.M. Best to companies which, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Generally, rating agencies base their ratings on information furnished to them by the issuer and on their own investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on Standard Life's business, management believes that it is able to compete on the basis of their competitive crediting rates, asset quality, strong relations with its independent agents and the quality of service to its policyholders.

FEDERAL INCOME TAXATION

The life insurance and annuity products marketed and issued by Standard Life generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Life insurance benefits which accrue prior to the death of the policyholder, and annuity benefits, are generally not taxable until paid, and life insurance death benefits are generally exempt from income tax. The tax advantage for life insurance and annuity products is provided in the Internal Revenue Code ("IRC"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

SMC and its U.S. non-insurance subsidiaries file a consolidated return for federal income tax purposes and, as of December 31, 1999, have net operating loss carryforwards of approximately $9.4 million which expire from 2005 to 2018.

In addition, Standard Life and Dixie Life file a consolidated return for federal income tax purposes and at December 31, 1999, have a net operating loss carryforward of approximately $5.3 million, which expires in 2010 and 2019. This carryforward will be available to reduce future taxable income of Standard Life.

Standard Management International is a Luxembourg 1929 holding company, and has a preferential tax status. SMI is completely exempt from corporate income tax, municipal business tax and net capital tax, but is subject to "taxe d'abonnement", levied annually at a rate of 0.2% of the paid up capital. Premier Life (Bermuda) is exempt from income tax until March 2016 pursuant to a decree from the Minister of Finance. Premier Life (Luxembourg) is subject to Luxembourg income taxation (statutory corporate rate of 37.45%) and a capital tax of approximately 0.5% of its net equity. At December 31, 1999, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $1.6 million, all of which may be carried forward indefinitely. To the extent that such income is taxable under U.S. law, it will be included in SMC's consolidated return.

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

FOREIGN OPERATIONS AND CURRENCY RISK

SMI policyholders invest in assets denominated in a broad range of currencies. Policyholders effectively bear the currency risk, if any, as these investments are matched by policyholder separate account liabilities. Therefore, their investment and currency risk is limited to premiums they have paid. Policyholders are not permitted to invest directly in options, futures and derivatives.

SMI could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by an independent actuary. In addition, Premier Life (Luxembourg's) stockholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge its translation risk because its stockholder's equity will remain in Luxembourg francs for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated. At December 31, 1999, there is a $.9 million unrealized loss from foreign currency translation.

Due to the nature of unit-linked products issued by SMI, which represent 98% of the SMI portfolio, the investment risk rests with the policyholder. Investment risk for SMI exists where investment decisions are made with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short term investments and fixed maturity securities which are normally bought and/or disposed of only on the advice of independent consulting actuaries who perform an annual exercise comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material foreign currency mismatches are then covered by buying and/or selling the securities as appropriate.

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

The Indiana insurance laws and regulations require that the statutory surplus of Standard Life following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. The Indiana Department of Insurance may bring an action to enjoin or rescind the payment of a dividend or distribution by Standard
Life that would cause its statutory surplus to be unreasonable or inadequate under this requirement.

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

In some instances state regulatory authorities require deposits of assets for the protection of either policyholders in those states or for all policyholders. At December 31, 1999, securities of $12.5 million or approximately 2% of the book value of SMC's U.S. insurance subsidiaries' invested assets were on deposit with various state treasurers or custodians. Such deposits must consist of securities that comply with the standards that the particular state has established. Assets of SMI of $4.8 million at December 31, 1999 were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.

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

The NAIC, as well as Indiana and Mississippi, have each adopted Risk-Based Capital ("RBC") requirements for life and health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. State insurance regulators use the RBC requirements as regulatory tools only, which aid in the identification of insurance companies that could potentially lack sufficient capital. Regulatory compliance is determined by a ratio (the "RBC Ratio") of the company's regulatory total adjusted capital to its authorized control level RBC. The two components of the RBC Ratio are defined by the NAIC. The RBC ratios which require corrective action as follows:

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

Mandatory Control                                   less than 0.7             Regulators must take over the company

At December 31, 1999, the RBC Ratios of Standard Life and Dixie Life were both at least two and a half times greater than the levels at which company action is required. If these RBC Ratios should decline in the future, those subsidiaries might be subject to increased regulatory supervision and decreased ability to pay dividends, management fees and surplus debenture interest to SMC.

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

The amounts related to AVR and IMR for the insurance subsidiaries at December 31, 1999 are summarized as follows (in thousands):

                                       Maximum
                     AVR                 AVR              IMR

Standard Life      $4,562              $5,716           $12,860
Dixie Life            180                 261               158

The annual addition to the AVR for 1999 is 20% of the maximum reserve over the accumulated balance. If the calculated reserve with current year additions exceeds the maximum reserve amount, the reserve is reduced to the maximum amount. For the year ended December 31, 1999, SMC's U.S. subsidiaries each made the required contribution to the AVR.

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

As part of their routine regulatory oversight process, approximately once every three to five years, state insurance departments conduct periodic detailed examinations ("Examinations") of the books, records and accounts of insurance companies domiciled in their states. Standard Life underwent an Examination during 1996 for the five-year period ended December 31, 1995 and Dixie Life underwent an examination during 1998 for the five-year period ended December 31, 1997. The final examination reports issued by the Indiana and Mississippi Departments of Insurance did not raise significant issues.

The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. In addition, legislation has been introduced from time to time in recent years which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. The recently passed GLB Act has left the currently-existing regime of state insurance regulation largely intact; however, more comprehensive Federal legislation in this area is still being actively considered by Congress.

EMPLOYEES

As of March 15, 2000, SMC had 141 employees which were comprised of the following: Standard Life - 85 employees, SMI - 20 employees (9 of whom are covered by a collective bargaining agreement), Standard Management - 10 employees and Savers Marketing - 26 employees. SMC believes that its future success will depend, in part, on its ability to continue to attract and retain highly-skilled technical, marketing, support and management personnel. Management believes that it has excellent relations with its employees.

ITEM 2.  PROPERTIES

DOMESTIC OPERATIONS. SMC leases approximately 31,000 square feet in an office building located at 9100 Keystone Crossing, Indianapolis, Indiana, under the terms of a lease which expires on June 1, 2001. SMC entered into a lease on March 31, 1997, for approximately 16,000 square feet in a warehouse located at 2525 North Shadeland, Indianapolis, Indiana, under the terms of a lease which expires on September 30, 2001.

Savers Marketing leases approximately 6,000 square feet in an office building located at 8064 North Point Boulevard, Winston-Salem, North Carolina, under the terms of a lease that expires on September 30, 2001.

INTERNATIONAL OPERATIONS. SMI entered into a lease on November 17, 1997 for approximately 4,500 square feet in an office building located at 13A, rue de Bitbourg, L-1273 Luxembourg, Grand Duchy of Luxembourg, under the terms of a lease which expires on November 16, 2003.

ITEM 3.  LEGAL PROCEEDINGS

An officer and director of SMC resigned effective April 15, 1997. On June 19, 1997, this former office commenced an action in the Superior Court of Marion County, Indiana against SMC claiming that his employment agreement contained a provision to the effect that, following a termination of his employment with SMC under certain circumstances, he would be entitled to receive certain benefits. This former officer has asserted to SMC that he is entitled to a lump sum termination payment of $1.7 million and liquidated damages not exceeding $3.3 million by virtue of his voluntarily leaving SMC's employment. SMC disputes those claims. SMC filed its Answer and Counterclaim on September 11, 1997. SMC's investigation since the action was filed revealed a basis for the termination of employment of the former office for cause relative to after-acquired evidence. On October 14, 1997, the Board of Directors of SMC terminated the former officer for cause effective March 15, 1997. Such termination will also be argued by SMC as a complete defense to all claims asserted by the former officer. The ultimate outcome of the action cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements. Management believes that the conclusion of such litigation will not have a material adverse effect on SMC's consolidated financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Stockholders held on June 10, 1999, the following individuals were elected to the Board of Directors:

                               Shares For            Shares Withheld
Robert A. Borns                 6,421,300                 77,161
Jerry E. Francis                6,412,311                 86,150
Raymond J. Ohlson               6,420,197                 78,264

A total of 6,498,461 shares were present in person or by proxy at the Annual Meeting of Stockholders.


EXECUTIVE OFFICERS

The following table sets forth information concerning each of SMC's executive officers:

NAME               AGE                     POSITION

Ronald D. Hunter  48  Chairman of the Board, Chief Executive Officer and
                      President
Raymond J. Ohlson 49  Executive Vice President and Chief Marketing Officer
Paul B. Pheffer   48  Executive Vice President, Chief Financial Officer
Stephen M. Coons  58  Executive Vice President, General Counsel and Secretary
Edward T. Stahl   53  Executive Vice President and Chief Administrative Officer

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

RAYMOND J. OHLSON Mr. Ohlson has served as Executive Vice President and director of SMC since December 1993. Since June 1993, Mr. Ohlson has served as President of Standard Life. Mr. Ohlson entered the life insurance business in 1971 and is a life member of the Million Dollar Round Table. He earned his CLU designation in 1980.

PAUL ("PETE") B. PHEFFER Mr. Pheffer has been Executive Vice President, Chief Financial Officer and director of SMC since June 1997. Prior to joining SMC, Mr. Pheffer was Senior Vice President -- Chief Financial Officer and Treasurer of Jackson National Life Insurance Company from 1994 to 1996 and prior to that was Senior Vice President -- Chief Financial Officer at Kemper Life Insurance Companies from 1992 to 1994. Mr. Pheffer, a CPA, received his MBA from the University of Chicago in 1988.

STEPHEN M. COONS Mr. Coons has been a director of SMC since August 1989. Mr. Coons has been General Counsel and Executive Vice President of SMC since March 1993 and has been Secretary of SMC since March 1994. He was of counsel to the law firm of Coons, Maddox & Koeller from March 1993 to December 1996. Prior to March 1993, Mr. Coons was a partner with the law firm of Coons & Saint. He has been practicing law for 29 years. Mr. Coons served as Indiana Securities Commissioner from 1978 to 1983.

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

                                  PART II

ITEM 5.MARKET FOR SMC COMMON STOCK AND RELATED STOCKHOLDER MATTERS

SMC Common Stock trades on NASDAQ under the symbol "SMAN". The following table sets forth, for the periods indicated, the range of the high and low sales prices of SMC Common Stock as reported by NASDAQ. SMC has never paid cash dividends on its Common Stock. At the close of business on March 15, 2000 there were approximately 3,016 holders of record of the outstanding shares of SMC Common Stock. Although SMC Common Stock is traded on NASDAQ, no assurance can be given as to the future price of or the markets for the stock.

                                           SMC
                                       COMMON STOCK
                                    HIGH          LOW
1998
Quarter ended March 31, 1998        7.500        6.125
Quarter ended June 30, 1998         7.625        7.000
Quarter ended September 30, 1998    7.563        6.625
Quarter ended December 31, 1998     7.000        6.000

1999
Quarter ended March 31, 1999        7.125        5.375
Quarter ended June 30, 1999         6.563        5.250
Quarter ended September 30, 1999    6.938        4.656
Quarter ended December 31, 1999     6.219        4.250

ITEM 6.SMC SELECTED HISTORICAL FINANCIAL DATA (A)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES OUTSTANDING)

The following historical financial data of SMC was derived from its audited consolidated financial statements. This historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the SMC Consolidated Financial Statements and related Notes.

                                                            Year Ended December 31

                                         1999           1998           1997         1996               1995

STATEMENT OF OPERATIONS DATA:
Premium income                          $ 13,090      $14,479 (e)     $7,100       $10,468 (d)       $ 5,504
Investment activity:
Net investment income                     44,821       34,221         29,197        20,871            18,517
Net realized investment gains                 78          353            396         1,302               688
Total revenues                            72,963       63,275         46,855        40,205            30,238
Interest expense and financing costs       3,385        2,955          2,381           805               118
Total benefits and expenses               65,565       56,964         43,593        36,670 (d)        28,682
Income before income taxes and
extraordinary gain                         7,398        6,311          3,262         3,535             1,556
Net income                                 5,272        4,681          2,645         4,767             1,313
Operating income (b)                       5,221        4,448          2,384         1,174               461

PER SHARE DATA:
Income per share before extraordinary       $.69         $.68           $.54          $.88              $.25
gain
Net income                                   .69          .68            .54           .98               .25
Net income, assuming dilution                .65          .62            .48           .91               .25
Operating income (b)                         .69          .65            .49           .24               .09
Operating income, assuming dilution (b)      .65          .58            .43           .21               .09
Weighted average common shares         9,553,731    9,363,763      5,591,217     5,549,057         5,345,937
outstanding, assuming dilution
Book value per common share               $ 6.85       $ 8.64         $ 8.88        $ 7.95            $ 7.73
Book value per common share excluding     $ 8.89       $ 8.43         $ 8.44        $ 8.09            $ 7.23
unrealized gain (loss) on securities
available for sale
Common shares outstanding              7,785,156    7,641,454      4,876,490     5,024,270         5,205,425

BALANCE SHEET DATA (at year end):
Invested assets                        $ 648,503    $ 592,123      $ 398,782     $ 370,138         $ 280,597
Assets held in separate accounts         319,973      190,246        148,064       128,546           122,705
Total assets                           1,150,977      956,150        668,992       628,413           479,598
Long-term debt, notes payable and         34,500       35,000         26,141        20,697             4,191
capital
lease obligations
Series A preferred stock                   6,530        6,530             --            --                --
Class S preferred stock                       --           --             --         1,757                --
Shareholders' equity                      53,360       66,042         43,313        39,919            40,242
Shareholders' equity, excluding           69,219       64,382         41,142        40,665            37,660
unrealized gain (loss) on securities
available for sale
Ratio of debt to total capitalization (c)    31%          33%            39%           33%               10%

                NOTES TO SMC SELECTED HISTORICAL FINANCIAL DATA
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(a)Comparison of consolidated financial information is significantly affected by the acquisitions of Dixie Life on October 2, 1995, Shelby Life on November 8, 1996, Savers Life on March 12, 1998, Midwestern Life on October 30, 1998 and on the disposal of First International on March 18, 1996. Refer to the notes to the consolidated financial statements in this report for a description of business combinations.

(b)Operating income represents income before extraordinary gains (charge), excluding net realized investment gains (less income taxes relating to such gains), gain on disposal of subsidiary and class action litigation and settlements.

(c)Total capitalization is the sum of SMC's debt (long term debt, notes payable
and   capital   lease   obligations),   and  redeemable  preferred  stock   and
shareholders' equity (excluding unrealized gains and losses.)

(d)Includes recapture of premiums ceded and an increase in benefits due to an increase in reserves of $4.2 million due to the termination and recapture of a reinsurance agreement with National Mutual Life Insurance Company.

(e)Includes Medicare supplement premiums of $6.0 million related to the Savers Life acquisition. This business was sold effective July 1, 1998.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors affecting the results of operations and the significant changes in balance sheet items of SMC on a consolidated basis for the periods listed, as well as liquidity and capital resources. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, related Notes and selected historical financial data.

FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained in this Annual Report on Form 10-K or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (1) general economic conditions and other factors, including prevailing interest rate levels, stock market performance and health care inflation, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (2) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (3) customer response to new products, distribution channels and marketing initiatives; (4) mortality, morbidity, usage of health care services and other factors which may affect the profitability of the Company's insurance products; (5) changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products; (6) increasing competition in the sale of the Company's products; (7) regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products; (8) the availability and terms of future acquisitions; and
(9) the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

GENERAL

SMC acquired Savers Life on March 12, 1998 and Midwestern Life on October 30, 1998. These acquisitions were accounted for using the purchase method of accounting and are included in the SMC Consolidated Financial Statements commencing with their respective acquisition effective dates.

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

PRESENT VALUE OF FUTURE PROFITS. In accordance with industry practice, when SMC purchases additional insurance business, it assigns a portion of the purchase price, called the present value of future profits, to the right to receive future cash flows arising from existing insurance policies. This asset is recorded when the business is purchased at the value of projected future cash flows on existing policies, less a discount to present value. As future cash flows emerge, they are treated as a recovery of this asset. Therefore, if cash flows emerging from the purchased or recaptured business during a period exactly equal the projections, they are offset by that period's amortization of the cost of the policies purchased. In that event, the only income statement effect from the purchased business is the realization of the discount that was initially deducted from the asset to reflect its present value. Changes in the future annual amortization of this asset are not expected to have a significant effect on the results of operations, because the amount of amortization is expected to be equal to the profits emerging from the purchased policies, net of interest on the unrecovered present value of future profits balance. This asset is amortized over the expected life of the related policies purchased. Present value of future profits is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains.

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

The cost of the capital required to fund the acquisition or recapture.

The likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws.

The acquired company's compatibility with other SMC activities that may favorably affect future cash flows.

The complexity of the acquired company or recaptured business.

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

The percentage of future expected net amortization of the beginning balance of the present value of future profits before the effect of net unrealized gains and losses, based on the present value of future profits at December 31, 1999 and current assumptions as to future events on all policies in force, will be between 8% and 10% in each of the years 2000 through 2004.

SMC used discount rates of 13% and 15% to calculate the present value of future profits of the Savers Life and Midwestern Life acquisitions, respectively. Each is being amortized over 20 years based on the mix of their respective annuity and life business.

For more information related to Present Value of Future Profits refer to Note 4 to the Consolidated Financial Statements.

DEFERRED ACQUISITION COSTS. Insurance products generate two types of profit streams: (i) from the excess of investment income earned over that credited to the policyholder and (ii) from the excess of premiums received over costs incurred for policy issuance, administration and mortality. Costs incurred in issuing new policies are deferred and recorded as deferred acquisition costs ("DAC"), which are amortized using present value techniques so that profits are realized in proportion to premium revenue for certain products and estimated gross profits for certain other products. Profits from all of these elements are recognized over the lives of the policies; no profits are recorded at the time the policies are issued.

Amortization of DAC was $4.6 million, $3.3 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in current year amortization expense resulted primarily from increased amortization of DAC as gross profits from business sold in recent years began to emerge. DAC is generally amortized over the expected lives of the policies, a period of approximately 20 years, in a constant relationship to the present value of estimated future gross profits. Interest is being accreted at the projected crediting rate on the policies. DAC is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains. The offset to these amounts is recorded directly to shareholders' equity, net of taxes. Future expected amortization of DAC for the next five years before the effect of net realized and unrealized gains and losses, based on DAC at December 31, 1999 and current assumptions, is as follows (in thousands):

                   2000     2001      2002      2003   2004

Gross amortization$7,737  $7,872    $7,094    $6,127 $5,254
Interest accreted  2,576   2,047     1,575     1,233    986
Net amortization  $5,161  $5,825    $5,519    $4,894 $4,268

The amounts included in the foregoing table do not include any amortization of DAC resulting from the sale of new products after December 31, 1999. Any changes in future annual amortization of this asset are not expected to have a significant effect on results of operations because the amount of amortization is expected to be proportionate to the profits from the produced policies, net of interest on DAC.

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

RESULTS OF OPERATIONS BY SEGMENT FOR THE THREE YEARS ENDED DECEMBER 31, 1999:

The following tables and narratives summarize the results of our operations by business segment:


                                                                1999                        1998                       1997
                                                                            (Dollars in thousands)

Operating income before income taxes:

Domestic operations                                       $           6,054            $          3,700           $          1,146
International operations                                              1,266                       2,258                      1,720

Consolidated operating income before income taxes                     7,320                       5,958                      2,866
Applicable income taxes related to operating income                   2,099                       1,510                        482

       Consolidated operating income after taxes                      5,221                       4,448                      2,384

Consolidated realized investment gains before                            78                         353                        396
income taxes
Applicable income taxes related to realized investment gains             27                         120                        135

       Consolidated realized investment gains after taxes                51                         233                        261

       Net income                                         $           5,272            $           4,681          $          2,645

CONSOLIDATED RESULTS AND ANALYSIS

SMC's 1999 operating earnings were $5.2 million, or 65 cents per diluted share, up 17% and 12% respectively compared to 1998. Operating earnings increased as a result of i) increased net spread revenue due to increases in weighted average insurance liabilities caused by increased sales in recent periods and the acquisition of Savers Life and Midwestern Life, ii) economies of scale achieved through the acquisitions of Savers Life and Midwestern Life and iii) increased fees from separate accounts due to increases in weighted average separate account liabilities for the period. These increases were somewhat offset by i) the elimination of negative goodwill amortization, a nonrecurring item, which contributed $1.4 million or 15 cents per diluted share in the 1998 period, ii) unfavorable mortality and iii) increased amortization due to profit realization.

SMC's 1998 operating earnings were $4.4 million, or 58 cents per diluted share, up 87% and 35%, respectively compared to 1997. Operating earnings increased as a result of i) increased net spread revenue due to increases in weighted average insurance liabilities (primarily due to the inclusion of Savers Life and Midwestern Life operations), ii) favorable mortality experience, iii) fees from administration contracts and iv) increased fees from separate accounts. The percentage increase in operating earnings was greater than the percentage increase in operating earnings per diluted share primarily because of the 67% increase in weighted average diluted common shares or equivalents outstanding during the period. This increase in weighted average shares outstanding resulted primarily from issued shares in connection with the acquisitions of Savers Life and Midwestern Life.

DOMESTIC OPERATIONS:

                                                                   1999                       1998                       1997
                                                                                     (Dollars in thousands)
Premiums and deposits collected:

Traditional life                                                $  12,990                   $  8,392                   $  7,036
Medicare supplement                                                    --                      5,992                         --

Subtotal - traditional and Medicare supplement premiums            12,990                     14,384                      7,036

Flexible premium deferred annuities ("FPDA's")                     98,678                     58,072                     42,251
Equity-indexed annuities                                           59,348                     16,858                         --
Other annuities and deposits                                        5,872                      3,537                      2,809
Universal and interest-sensitive life                               1,778                      3,391                      4,302

   Subtotal - interest-sensitive and other financial              165,676                     81,858                     49,362
   products

               Total premiums and deposits collected            $ 178,666                   $ 96,242                   $ 56,398

Premium income                                                  $  12,990                   $ 14,384                   $  7,036
Policy income                                                       6,826                      6,529                      5,512

               Total policy related income                         19,816                     20,913                     12,548

Net investment income                                              44,376                     33,721                     28,614
Fee and other income                                                4,207                      3,068                      1,093

Total revenues (a)                                                 68,399                     57,702                     42,255

Benefits and claims                                                14,516                     13,310                      8,910
Interest credited to interest sensitive annuities and
other financial products                                           25,728                     19,775                     16,281
Amortization                                                        6,313                      4,755                      3,248
Other operating expenses                                           12,403                     13,207                     10,289
Interest expense and financing costs                                3,385                      2,955                      2,381

Total benefits and expenses                                        62,345                     54,002                     41,109
                 Operating income before income taxes               6,054                      3,700                      1,146

Net realized investment gains                                          78                        353                        396

Income before income taxes                                        $ 6,132                    $ 4,053                    $ 1,542

(a) Total revenues exclude net realized investment gains.

Number of annuity contracts in force                               24,322                     20,121                     14,013
Interest-sensitive annuity and other financial                   $595,388                   $506,749                   $350,607
         products reserves, net of reinsurance ceded
Number of life policies in force                                   61,573                     66,412                     68,571
Life insurance in force, net of reinsurance ceded              $1,208,471                 $1,289,024                 $1,178,171

GENERAL: This segment consists of revenues earned and expenses incurred from United States operations which includes deposits and/or income from annuity products (primarily FPDA's), equity indexed products, universal life products and traditional life products. This segment has been significantly impacted by the acquisitions of Savers Life, effective March 12, 1998, and Midwestern Life, effective October 30, 1998. The profitability for this segment is primarily a function of its investment spread earned (i.e. the excess of investment earnings over interest credited on annuity and universal life deposits), persistency of the in force business, mortality experience and management of operating expenses.

PREMIUM DEPOSITS consist of FPDA's, equity indexed annuities, interest-sensitive annuities and other financial products that do not incorporate significant mortality features. For GAAP these premium deposits are not shown as premium income in the income statement. Furthermore, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

Premium deposits for 1999, received from the sales of FPDA's, equity indexed annuities, interest sensitive annuities and other financial products, increased $83.8 million or 102%, to $165.7 million. The increase relates to i) a continued increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, ii) continued expansion of geographical concentration, iii) the full year impact of an equity-indexed product introduced in 1998, which contributed $46.6 million of deposits for the period and iv) the introduction of three equity-indexed annuity products in 1999, which contributed $12.7 million of deposits for the period.

Premium deposits for 1998, received from the sales of FPDA's, equity indexed annuities, interest sensitive annuities and other financial products increased $32.5 million or 66%, to $81.9 million. The increase relates to i) an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, ii) continued expansion of geographical concentration, iii) the introduction of an equity-indexed annuity product in May 1998, which contributed $16.9 million of deposits for the period and
iv) deposits collected from Savers Life and Midwestern Life of $3.6 million.

PREMIUM INCOME consists of premiums earned from  i)  traditional life products,
ii) annuity business that incorporates significant mortality features and iii) Medicare supplement premiums for the 1998 period.

Life premiums were up $4.6 million or 55% in 1999, to $13.0 million. The increase is primarily the result of renewal premiums from Midwestern Life's traditional life block of $3.5 million and first year premiums of existing traditional life products of $.8 million.

Life premiums were up $1.4 million or 40% in 1998, to $8.4 million. Traditional life premiums of $1.1 million were earned from Savers Life and Midwestern Life in 1998. The remaining increase of $.3 million is due to premiums from existing blocks of traditional life business from Standard Life and Dixie Life.

Health premiums for 1998 include $6.0 million of Medicare supplement premiums that were earned from March 12, 1998, the acquisition date of Savers Life, through July 1, 1998, the effective sale date of the Medicare supplement block of business.

POLICY INCOME represents i) mortality charges and administrative fees earned on universal life products and ii) surrender charges earned as a result of terminated universal life and annuity policies.

During 1999 policy income increased $.3 million or 5%, to $6.8 million. The increase is due to i) mortality charges of a new universal life product and ii) surrender charges on certain FPDA products which is primarily the result of lowering credited rates on those products.

During 1998 policy income increased $1.0 million or 18%, to $6.5 million. The increase relates to $.8 million of surrender charges on certain FPDA products which is primarily the result of lowering credited rates on those products.

NET INVESTMENT INCOME includes interest earned on invested assets and fluctuates with changes in i) the amount of average invested assets supporting insurance liabilities and ii) and the average yield earned on those invested assets.

During 1999, net investment income increased $10.7 million or 32%, to $44.4 million. Average invested assets (at book value) increased by $166.2 million or 27% due to the growth in insurance liabilities from premium sales of recent periods and from the acquisitions of Savers Life and Midwestern Life. Net investment income also increased due to the impact from equity indexed products of $1.2 million.

During 1998, net investment income increased $5.1 million or 18%, to $33.7 million. Average invested assets (at book value) increased by $89.8 million or 23% due to the growth in insurance liabilities from the acquisitions of Savers Life and Midwestern Life, which contributed $4.2 million of investment income for the period. Net investment income also increased due to the impact from the new equity indexed product of $.6 million.

The net investment yield earned on average invested assets was 7.15%, 7.48% and 7.77% for 1999, 1998 and 1997, respectively. Investment yields fluctuate from period to period primarily due to changes in the general interest rate environment.

FEE AND OTHER INCOME consists of fee income related to servicing blocks of business for unaffiliated companies, experience refunds, and commission income.

Fee and other income increased 37% in 1999, to $4.2 million and increased 181% in 1998, to $3.1 million. These increases are due to commission income that relates to the Savers Marketing administration agreement and the marketing efforts associated with the management of that business.

BENEFITS AND CLAIMS include i) paid life insurance claims, ii) benefits from annuity policies that incorporate significant mortality features, iii) changes in future policy reserves and iv) Medicare supplement benefits in the 1998 period. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claim experience tend to offset periods of lower claim experience.

Benefits and claims in 1999 increased $1.2 million, to $14.5 million. This is due to $6.1 million of claims and benefits resulting from an increase in the average in force life insurance business for the periods due to the acquisition of Savers Life and Midwestern Life. This was somewhat offset by the inclusion of $4.9 million of benefits and claims in 1998 results related to the Medicare supplement business that was sold July, 1998.

INTEREST CREDITED TO INTEREST-SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS represents interest credited to insurance liabilities of the FPDA's, equity-indexed annuities, interest sensitive and other financial products. This expense fluctuates with changes in i) average interest-sensitive insurance liabilities and ii) the average credited rate on those liabilities.

In 1999, interest credited increased $6.0 million or 30%, to $25.7 million. This increase was due to larger average interest-sensitive insurance liabilities of approximately $124.9 million or 33% for the period which includes increases of i) $44.1 million from the acquisitions of Savers Life and Midwestern Life and ii) $40.2 million from equity indexed products. The remaining increase primarily relates to FPDA products. These increases were somewhat offset by a decrease in the average credited rate for the period.

In 1998, interest credited on interest sensitive annuities and other financial products increased $3.5 million or 21%, to $19.8 million due to i) interest credited on the insurance liabilities of Savers Life and Midwestern Life of $2.4 million, ii) the impact from the new equity indexed product of $.6 million and iii) interest credited on the general growth of insurance liabilities from increased FPDA sales. These increases were somewhat offset by a decrease in the weighted average credited rate for the period.

The weighted average credited rate was 4.89%, 5.25% and 5.71 % in 1999, 1998 and 1997, respectively.

AMORTIZATION includes i) amortization related to the present value of polices purchased from acquired insurance business, ii) amortization of deferred acquisitions costs related to capitalized costs of insurance business sold and
iii) amortization of goodwill and organizational costs.

Amortization in 1999 increased $1.6 million or 33%, to $6.3 million. This increase relates to additional amortization of deferred acquisition costs, due to increased business in force, and the recognition of additional profits for the period. Additional profits were recognized from i) the realization of profits from increased sales of annuity products in recent periods and ii) the realization of profits from the purchased insurance business of Savers Life and Midwestern Life.

Amortization in 1998 increased $1.5 million or 46%, to $4.8 million. The increase in amortization expense is primarily related to deferred policy acquisition costs and is a result of emerging gross profits from business sold in recent years, increased surrenders and a corresponding increase in the amortization of costs related to purchased insurance business. Amortization expense of $.5 million related to purchased insurance business of Savers Life and Midwestern Life.

OTHER OPERATING EXPENSES consist of general operating expenses, including salaries, and commission expenses, net of deferrable amounts.

In 1999 other operating expenses declined $.8 million or 6%, to $12.4 million. The majority of this decrease relates to efficiencies achieved through the assimilation of the former insurance operations of Savers Life, Savers Marketing and Midwestern Life including the elimination of certain Medicare supplement expenses in connection with the sale of that business.

In 1998, other operating expenses increased $2.9 million or 28%, to $13.2 million . This increase relates to normal operating expenses from Savers Life and Midwestern Life, including Medicare supplement insurance commissions of $.8 million incurred from March 12, 1998, the acquisition date of Savers Life, through July 1, 1998, the effective sale date of that business.

INTEREST EXPENSE AND FINANCING COSTS represent interest expense incurred and the amortization of related debt issuance costs.

In 1999 interest expense and financing costs increased $.4 million or 15%, to $3.4 million primarily due to increased average borrowings for the period of approximately $5.3 million and an increase in the average interest rate for the period on the revolving line of credit.

Interest expense and financing costs for 1998 increased $.6 million or 24%, to $3.0 million, due to increased average borrowings for the period of $6.4 million primarily related to the acquisitions of Savers Life and Midwestern Life. This increase was offset somewhat by a decreased interest rate on the revolving line of credit.

NET REALIZED INVESTMENT GAINS fluctuate from period to period and arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield.

Net realized investment gains were $ .1 million for 1999 and $.4 for 1998.

INTERNATIONAL OPERATIONS:


                                                              1999                       1998                       1997
                                                                                     (Dollars in thousands)

Premiums and deposits collected:
Traditional life                                       $       100                $       95                 $       64
Separate account deposits                                   55,137                    42,536                     21,954

Total premiums and deposits collected                  $    55,237                $   42,631                 $   22,018

Premium income                                         $       100                $       95                 $       64
Net investment income                                          445                       500                        583
Separate account fees                                        3,941                     2,884                      2,084
Amortization of negative goodwill                               --                     1,388                      1,388
Other income                                                    --                       353                         85

      Total revenues                                         4,486                     5,220                      4,204

Benefits and claims                                           (140)                      (40)                       (70)
Amortization                                                 1,158                       658                        187
Other operating expenses                                     2,202                     2,344                      2,367

Total benefits and expenses                                  3,220                     2,962                      2,484

Income before income taxes and extraordinary gain      $     1,266                $    2,258                 $    1,720

Separate account contracts{ (1)}                             3,380                     3,070                      2,329

Separate account liabilities{ (1)}                     $   319,973                $  190,246                 $  148,064

(1)primarily unit-linked products

GENERAL: International operations includes revenues earned and expenses incurred from abroad, primarily Europe, and includes fees collected on deposits from unit-linked products. The profitability for this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and management of operating expenses.

FEES FROM SEPARATE ACCOUNTS fluctuate in relationship to total separate account assets and the fees earned on such assets.

During 1999, fees from separate accounts increased $1.1 million or 37%, to $3.9 million. This increase is primarily due to an increase in the average value of assets held in separate accounts of 36% for the period. Actual separate account assets increased $129.7 million or 68%, to $320.0 million. Net deposits from SMI's sales of unit-linked products increased $12.6 million or 30%, to $55.2 million for the period. This increase is due to a continuation of expanded marketing efforts, which have generated additional sales in Sweden and Belgium for the period.

During 1998, fees from separate accounts increased $.8 million or 38% to $2.9 million. This increase is primarily due to an increase in the average value of assets held in separate accounts of 22% for the period. Actual separate account assets increased $42.2 million or 28%, to $190.2 million. Net deposits from SMI's sales of unit-linked products increased $20.6 million or 94%, to $42.5 million. This increase is due to marketing efforts that were initiated in 1997.

NET INVESTMENT INCOME represents income earned on corporate assets such as cash, short-term investments and fixed securities.

Net investment income was $.4 million and $.5 million in 1999 and 1998 respectively, on average invested assets of approximately $11.0 million.

The net yield was 4.06%, 4.74% and 4.99% for 1999, 1998 and 1997, respectively.


AMORTIZATION OF NEGATIVE GOODWILL, which is the amortization of the excess cost of assets acquired over the purchase price paid for SMI in December, 1993 of $6.9 million has been amortized over 5 years at $1.4 million per year and was fully amortized at December 31, 1998.

AMORTIZATION includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business.

        Amortization increased $.5 million in 1999, to $1.2 million and increased $.5 million in 1998, to $.7 million. These increases are due to amortizing deferred acquisition costs associated with increased sales of recent periods.

OTHER OPERATING EXPENSES consist of recurring general operating expenses and commission expenses, net of deferred amounts.

Other operating expenses for the periods presented have remained relatively stable. This is a result of effective expense management and due to the majority of additional expenses incurred for the periods being directly related to additional sales and are therefore capitalized and amortized. The number of separate account contracts administered increased 10%, to 3380 in 1999 and 32% to 3070 in 1998.

FOREIGN CURRENCY TRANSLATION: comparisons between 1999, 1998 and 1997 are impacted by the strengthening and destrengthening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg franc. The impact of these translations have not been quantified on individual components.

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

GENERAL: On a consolidated GAAP basis SMC reported net cash provided by operations of $2.9 million and $.2 million for 1999 and 1998, respectively. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $92.6 million and $29.2 million for 1999 and 1998, respectively. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

SMC instituted a program to repurchase its common stock in order to increase the market value of the stock. At December 31, 1999, Standard Management is authorized to repurchase 964,790 additional shares of SMC Common Stock under this program.

At February 29, 2000, Standard Management had "parent company only" cash and short-term investments of $.5 million. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses (not including interest expense) were $4.7 million and $3.1 million for 1999 and 1998, respectively.

In 1998, the Company issued convertible redeemable preferred stock with a stated value of $6.5 million. Proceeds were used to reduce the borrowings from the Amended Credit Agreement. Holders are entitled to receive annual dividends of $7.75 per share. Refer to Notes 7 and 10 to the consolidated financial statements for additional information.

Standard Management anticipates the available cash from its existing working capital, plus anticipated 2000 dividends, management fees, rental income and interest payments on its surplus debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 2000.

INTEREST OF SURPLUS DEBENTURES AND NOTES PAYABLE:

The following are characteristics of the Amended Credit Agreement at December 31, 1999:

$24.5 million outstanding balance

Weighted average interest rate of 9.30%

Principal payments: $2.8 million due March 2000, $4.3 million thereafter through March 2005

Subject to certain restrictions and covenants

Interest payments required in 2000 based on December 31, 1999 balances will be $2.1 million

The  following  are  characteristics   of  the  subordinated  convertible  debt
agreement at December 31, 1999:

$10.0 million outstanding balance

Interest rate of 10% per annum

$4.4 million due December 2003 and $5.6 million due July 2004.

Interest payments required in 2000 based on December 31, 1999 balances will be $1.0 million

Refer to Note 5 to the consolidated financial statements for additional information

From the funds borrowed by Standard Management pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $27.0 million was loaned to Standard Life pursuant to Unsecured Surplus Debenture Agreements ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the December 31, 1999 interest rate of 10.50% continues, Standard Management will receive interest income of $2.8 million from the Surplus Debenture in 2000.

DIVIDENDS from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2000,
Standard Life can pay dividends of approximately $4.4 million without regulatory approval.

MANAGEMENT FEES. Pursuant to a management services agreement, Standard Life paid Standard Management $3.4 million during 1999 and $2.0 million during 1998 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Prior to its merger into Standard Life, Savers Life paid Standard Management $.8 million during 1998 for certain management services pursuant to a management services agreement. In addition, Dixie Life paid Standard Life $.9 million during 1999 and $1.0 million during 1998 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life.

Pursuant to the management services agreement, Premier Life (Luxembourg) paid Standard Management $.2 million during 1999 and $.1 million during 1998 for certain management, technical support and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg).

EQUIPMENT   RENTAL  FEES.   In  1999  and  1998,  Standard  Management  charged
subsidiaries $1.0 million and $.9 million, respectively, for the use of equipment owned by Standard Management.

LIQUIDITY OF INSURANCE OPERATIONS

U.S. INSURANCE OPERATIONS. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and Surplus Debenture payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDA's and equity indexed products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best ratings (currently rated "B+") and events in the industry that affect policyholders' confidence.

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

Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 2000. As of December 31, 1999, Standard Life had statutory capital and surplus for regulatory purposes of $43.7 million compared to $43.6 million at December 31, 1998. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, through the continued reinsurance of a portion of its new business, and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $91.4 million and $15.8 million for 1999 and 1998, respectively. If the need arises for cash which is not readily available, additional liquidity could be obtained from the sale of invested assets.

Effective January 1, 1999 the Company decided to no longer sell new business through Dixie Life. All new business will instead be sold through Standard Life. This decision is not expected to have a material effect on operations or financial condition of the Company.

INTERNATIONAL OPERATIONS. SMI dividends are limited to its accumulated earnings without regulatory approval. SMI and Premier Life (Luxembourg) were not permitted to pay dividends in 1999 and 1998 due to accumulated losses. Premier Life (Bermuda) paid a dividend of $.8 million to SMI in 1999 and no dividends in 1998. SMC does not anticipate dividends from SMI in 2000.


FACTORS THAT MAY AFFECT FUTURE RESULTS

MERGERS, ACQUISITIONS AND CONSOLIDATIONS. The U.S. insurance industry is experiencing an increasing number of mergers, acquisitions, consolidations and sales of certain business lines. These consolidations are largely the result of the following:

the need to reduce costs of distribution and overhead;
the need to maintain business in force;
increased competition;
regulatory capital requirements; and
technology costs.

SMC expects this trend to continue.

FOREIGN CURRENCY RISK. SMI policyholders invest in assets denominated in a wide range of currencies. As policyholders are not permitted to invest directly in options, futures and derivatives, their investment and currency risk is limited to premiums they have paid. Although policyholders effectively bear the currency risk, SMI could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. In order to minimize this risk, SMI continually matches the assets and liabilities of the portfolio and the reserves. In addition, Premier Life's (Luxembourg) shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge currency risk because its shareholder's equity will remain in Luxembourg francs for the foreseeable future, thus, no significant realized foreign exchange gains or losses are anticipated. At December 31, 1999, there was a $.9 million unrealized loss from foreign currency translation.

EURO CURRENCY. Effective January 1, 1999, eleven participating European member union countries established fixed conversion rates between their legal currencies and the Euro. The legal currencies in those countries will continue to be used as legal tender through June 30, 2002. Subsequent to this date, the legal currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. During this three year dual-currency environment, conversion rates between the legal currencies will no longer be computed directly between one another. Instead, a special
"triangulation" procedure must be followed by first converting one legal currency into its euro equivalent and then converting the Euro equivalent into the other legal currency. Although the Company has not initiated an analysis plan for the Euro conversion, SMC does not expect it to have a material impact on its operations or financial condition.

POSSIBILITY OF FUTURE DILUTION OF OWNERSHIP AND VOTING POWER. The SMC Board of Directors has the authority to issue up to .9 million additional shares of preferred stock and 11.0 million additional shares of common stock. The board's authority under SMC's charter typically does not require stockholder approval unless it is otherwise required for a particular transaction. Although SMC is not currently involved in any life insurance acquisitions, the Company regularly investigates such opportunities and could issue additional shares of SMC common or preferred stock in connection with an acquisition.

UNCERTAINTIES REGARDING INTANGIBLE ASSETS. Included in SMC's December 31, 1999 financial statements are certain assets that are primarily valued , for financial statement purposes, on the basis of management assumptions. These assets include items such as:

deferred acquisition costs;
present value of future profits;
costs in excess of net assets acquired; and organization and deferred debt issuance costs.

The value of these assets reflected in the December 31, 1999 balance sheet total $104.1 million or 9.1% of SMC's assets. SMC has established procedures to periodically review the assumptions used to value these assets and determine the need to make adjustments of such values in SMC's consolidated financial statements. SMC has determined that the assumptions used in the initial valuation of the assets are consistent with the current operations of SMC as of December 31, 1999.

REGULATORY ENVIRONMENT. Currently, prescribed or permitted statutory accounting principles ("SAP") may vary between states and between companies. The NAIC has completed the process of codifying SAP to promote standardization of methods utilized throughout the industry. Completion of this project might result in changes in statutory accounting practices for SMC's insurance subsidiaries; however, it is not expected that such changes would materially affect SMC's insurance subsidiaries' statutory capital requirements.

FINANCIAL SERVICES DEREGULATION. The United States Congress is currently considering a number of legislative proposals intended to reduce or eliminate restrictions on affiliations among financial services organizations. The recently passed GLB Act would allow banks to own or affiliate with insurers and securities firms. An increased presence of banks in the life insurance and annuity businesses may increase competition in these markets. The Company cannot predict the impact of these proposals on the earnings of the Company.

IMPACT OF YEAR 2000. In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company seeks to invest available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. Many of the Company's products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency. Approximately 72% of the total insurance liabilities at December 31, 1999 had surrender penalties or other restrictions and approximately 6% are not subject to surrender.

The Company also seeks to maximize the total return on its investments through active investment management. Accordingly, the Company has determined that the entire portfolio of fixed maturity securities is available to be sold in response to: i) changes in market interest rates; ii) changes in relative values of individual securities and asset sectors; iii) changes in prepayment risks; iv) changes in credit quality outlook for certain securities; v) liquidity needs; and vi) other factors.

Profitability of many of the Company's products is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 1999, the average yield, computed on the cost basis of the investment portfolio, was 7.15%, and the average interest rate credited or accruing to total insurance liabilities was 4.89%, excluding guaranteed interest bonuses for the first year of the annuity contract.

Computer models were used to perform simulations of the cash flows generated from the Company's existing business under various interest rate scenarios. These simulations measured the potential gain or loss in fair value of interest rate-sensitive financial instruments. With such estimates, the Company seeks to closely match the duration of assets to the duration of liabilities. When the estimated duration of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 1999, the adjusted modified duration of fixed maturity securities and short-term investments was approximately 5.3, and the duration of insurance liabilities was approximately 4.1.

If interest rates were to increase by 10% from their December 31, 1999 levels, the Company's fixed maturity securities and short-term investments (net of the corresponding changes in the values of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $7.8 million.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     NONE.


                                    PART III

The Registrant will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders, (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statements which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  concerning  SMC's  directors   required   by   this  item  is
incorporated by reference to SMC's Proxy Statement.

The information concerning SMC's executive officers required by this Item is incorporated by reference herein to the section in Part I, entitled "Executive Officers".

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

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3)  List of Exhibits:

Exhibit
NUMBER   DESCRIPTION OF DOCUMENT

2.1 Amended and Restated Agreement and Plan of Merger dated as of December 9,1997 among SMC, SAC and Savers Life (incorporated by reference to SMC's Registration Statement on Form S-4 (Registration No. 333-43023)).

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


Exhibit
NUMBER   DESCRIPTION OF DOCUMENT

10.1 Amended Advisory Agreement, dated as of August 1, 1991, between SMC and Conseco Capital Management, Inc., as amended, April 17, 1995 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.2 Third Amended and Restated Employment Contract by and between SMC and Ronald D. Hunter, dated and effective, as amended, July 1, 1999 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.3 Third Amended and Restated Employment Contract by and between SMC and Edward T. Stahl, dated and effective, as amended, July 1, 1999 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.4 Third Amended and Restated Employment contract by and between SMC and Raymond J. Ohlson, dated and effective, as amended, July 1, 1999 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.5 Second Amended and Restated Employment Contract by and between SMC and Stephen M. Coons dated and effective, as amended, July 1, 1999 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.6 Indemnification Agreement between SMC and Stephen M. Coons and Coons & Saint, dated August 1, 1991 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.7 Standard Management Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-35447) as filed with the Commission on September 11, 1997.)

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



Exhibit
NUMBER    DESCRIPTION OF DOCUMENT

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

10.21 Amendment No. 1 to Amended and Restated Revolving Line of Credit Agreement dated as of March 10, 1998 between SMC and Fleet National Bank (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882)).

10.22 Amended and Restated Note Agreement dated as of March 10, 1998 between SMC and Fleet National Bank in the amount of $20,000,000 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882)).

10.23 Amended and Restated Pledge Agreement dated as of March 10, 1998 between SMC and Fleet National Bank (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882)).

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


Exhibit
NUMBER    DESCRIPTION OF DOCUMENT

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

10.54 Employment Agreement between Standard Management Corporation and Paul B. Pheffer dated and effective July 1, 1999, (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

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

EXHIBIT
NUMBER

None

(b)  Reports on Form 8-K filed during the fourth quarter of 1999.

No reports on Form 8-K were filed with the Commission in the fourth quarter of 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000
STANDARD MANAGEMENT CORPORATION


Ronald D. Hunter
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


Ronald D. Hunter  Chairman, President and Chief Executive Officer
(Principal Executive Officer)

  *
Paul B. Pheffer  Director, Executive Vice President, and
Chief Financial Officer
(Principal Financial Officer)

  *
Gerald R. Hochgesang Senior Vice President - Finance and Treasurer (Principal Accounting Officer)

   *
Raymond J. Ohlson  Director

   *
Edward T. Stahl  Director

   *
Stephen M. Coons  Director

   *
Martial R. Knieser  Director

   *
Robert A. Borns  Director

   *
John J. Dillon  Director

   *
Jerry E. Francis  Director

*By: /s/RONALD D. HUNTER
Ronald D. Hunter
Attorney-in-Fact

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

                         Year Ended December 31, 1999

                       STANDARD MANAGEMENT CORPORATION

                            INDIANAPOLIS, INDIANA

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

              INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

 PAGE

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                              F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                F-4

Consolidated Statements of Income for the Years Ended
December 31, 1999, 1998 and 1997                                            F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997                                            F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                            F-8

Notes to Consolidated Financial Statements                                  F-9

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules are included in this report and should be read in conjunction with the Audited Consolidated Financial Statements.

Schedule II -- Condensed Financial Information of Registrant
(Parent Company) for the Years Ended December 31, 1999, 1998 and 1997      F-29

Schedule IV -- Reinsurance for the Years Ended December 31, 1999, 1998 and 1997
                                                                           F-33

Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated Financial Statements or related Notes.

                           REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management Corporation

We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated balance sheets at September 30, 1999 and 1998 or the consolidated statements of operations, shareholder's equity and cash flows for the three years ended September 30, 1999 of Standard Management International S.A. and subsidiaries, a wholly owned subsidiary group, which financial statements reflect assets totaling approximately 29% and 21% of the Company's consolidated assets at December 31, 1999 and 1998 and revenues totaling approximately 6%, 8% and 9% of consolidated revenues for each of the three years in the period ended December 31, 1999. Those financial statements, which as explained in Note 1, are included in the Company's consolidated balance sheets at December 31, 1999 and 1998, and the Company's consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Standard Management International S.A., is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Ernst & Young LLP




Indianapolis, Indiana
February 18, 2000

                           REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Standard Management International, S.A.

We have audited the consolidated balance sheets of Standard Management International S.A. and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended September 30, 1999 (none of which aforementioned financial statements are separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Management International S.A. and subsidiaries as at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles in the United States of America.



Luxembourg City, Luxembourg



February 18, 2000
KPMG Audit

                     STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  December 31

                                                                                        1999                             1998

                             ASSETS

Investments:

  Securities available for sale:
     Fixed maturity securities, at fair value (amortized cost: $646,284 in 1999    $       606,907                  $       551,312
     and $547,115 in 1998)
     Equity securities, at fair value (cost: $565 in 1999 and $1,498 in 1998)                  378                            1,316
  Mortgage loans on real estate                                                              8,131                            8,578
  Policy loans                                                                              14,033                           15,019
  Real estate                                                                                3,233                            3,435
  Other invested assets                                                                        845                              837
  Short-term investments                                                                    14,976                           11,626
          Total investments                                                                648,503                          592,123
Cash                                                                                         3,659                           13,591
Accrued investment income                                                                   11,105                            9,563
Amounts due and recoverable from reinsurers                                                 58,230                           76,897
Deferred acquisition costs                                                                  67,811                           32,946
Present value of future profits                                                             30,688                           28,793
Goodwill                                                                                     5,636                            5,886
Other assets                                                                                 5,372                            6,105
Assets held in separate accounts                                                           319,973                          190,246

Total assets                                                                        $    1,150,977                   $      956,150


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Insurance policy liabilities                                                      $      727,189                   $      638,435
  Accounts payable and accrued expenses                                                      9,076                           12,277
  Notes payable                                                                             34,500                           35,000
  Deferred federal income taxes                                                                349                            7,620
  Liabilities related to separate accounts                                                 319,973                          190,246
     Total liabilities                                                                   1,091,087                          883,578


Series A convertible redeemable preferred stock, par value $100 per share:
  Authorized 130,000; 65,300 issued and outstanding in 1999 and 1998                         6,530                            6,530

Shareholders' Equity:
  Preferred stock, no par value:
     Authorized 870,000 shares; none issued and outstanding                                     --                               --
  Common stock, no par value:
     Authorized 20,000,000 shares; issued 9,038,134 in 1999 and 8,802,313 in 1998           62,152                           60,586
  Treasury stock, at cost, 1,252,978 shares in 1999 and 1,160,854 shares in 1998            (6,802)                          (6,220)
  Accumulated other comprehensive income:
     Unrealized gain (loss) on securities available for sale, net taxes (benefits) of      (15,859)                           1,660
       $(8,196) in 1999 and $765 in 1998
     Unrealized gain on other investments, net taxes of $8 in 1999 and $12 in 1998              15                               23
     Foreign currency translation adjustment                                                  (862)                               4
  Retained earnings                                                                         14,716                            9,989
          Total shareholders' equity                                                        53,360                           66,042
          Total liabilities and shareholders' equity                               $     1,150,977                  $       956,150

               See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           Year Ended December 31

                                                                   1999                       1998                       1997

Revenues:
  Premium income                                             $          13,090          $          14,479          $          7,100
  Net investment income                                                 44,821                     34,221                    29,197
  Net realized investment gains                                             78                        353                       396
  Policy income                                                          6,826                      6,529                     5,512
  Negative goodwill amortization                                            --                      1,388                     1,388
  Separate account fees                                                  3,941                      2,884                     2,084
  Fee and other income                                                   4,207                      3,421                     1,178
          Total revenues                                                72,963                     63,275                    46,855


Benefits and expenses:
  Benefits and claims                                                   14,376                     13,270                     8,840
  Interest credited to interest-sensitive annuities and other
     financial products                                                 25,728                     19,775                    16,281
  Amortization                                                           7,471                      5,413                     3,435
  Other operating expenses                                              14,605                     15,551                    12,656
  Interest expense and financing costs                                   3,385                      2,955                     2,381
          Total benefits and expenses                                   65,565                     56,964                    43,593

Income before federal income taxes and preferred                         7,398                      6,311                     3,262
  stock dividends
Federal income tax expense                                               2,126                      1,630                       617

Net income                                                               5,272                      4,681                     2,645
Preferred stock dividends                                                  506                        180                        97
Earnings available to common shareholders                    $           4,766          $           4,501          $          2,548

Earnings per share - basic:
  Net income                                                 $             .69          $             .68          $            .54
  Preferred stock dividends                                                .07                        .03                       .02
  Earnings available to common shareholders                  $             .62          $             .65          $            .52


Earnings per common share - diluted:
  Net income                                                 $             .65          $             .62          $            .48
  Preferred stock dividends                                                .05                        .02                       .01
  Earnings available to common shareholders                  $             .60          $             .60          $            .47

               See accompanying notes to consolidated financial statements.








               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                                      Accumulated
                                                                                                         other
                                                                  Common           Treasury          comprehensive        Retained
                                                 Total             stock             stock              income            earnings
Balance at January 1, 1997                    $   39,919        $  40,481        $     (3,528)       $    (55)            $  3,021

Comprehensive income:
  Net income                                       2,645                                                                     2,645
  Other comprehensive income:
     Change in unrealized gain on securities,
       net taxes of $1,503                         2,917                                                2,917
     Change in foreign currency                   (1,164)                                              (1,164)
       Other comprehensive income                  1,753
         Comprehensive income                      4,398
Issuance of common stock warrants                    165              165
Treasury stock acquired                           (1,079)                              (1,079)
Reissuance of treasury stock in connection
  with exercise of stock options                      35                                   35
Loss on reissuance of treasury stock                 (28)                                                                      (28)
Preferred stock dividends                            (97)                                                                      (97)
Balance at December 31, 1997                      43,313           40,646              (4,572)           1,698               5,541

Comprehensive income:
  Net income                                       4,681                                                                     4,681
  Other comprehensive income:
     Change in unrealized gain (loss) on
       securities, net taxes (benefits) of $(251)   (488)                                                 (488)
     Change in foreign currency                      477                                                   477
       Other comprehensive income                    (11)

         Comprehensive income                      4,670

Issuance of common stock for Savers Life          15,024          15,024
  acquisition
Issuance of common stock for Midwestern Life
  acquisition                                      4,614           4,614
Issuance of common stock warrants                     64              64
Issuance of common stock in connection with
  exercise of stock warrants                         233             234                                                        (1)
Treasury stock acquired                           (1,702)                             (1,702)
Conversion of preferred stock into common              4               4
  stock
Reissuance of treasury stock in connection
  with exercise of stock options                       2                                  54                                   (52)
Preferred stock dividends                           (180)                                                                     (180)
Balance at December 31, 1998                  $   66,042       $  60,586        $     (6,220)            $ 1,687     $9,989


                         (continued on following page)

         See accompanying notes to consolidated financial statements.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                            (DOLLARS IN THOUSANDS)

                                                                                                      Accumulated
                                                                                                         other
                                                                  Common           Treasury          comprehensive        Retained
                                                 Total             stock             stock              income            earnings
Balance December 31, 1998 (carried forward   $     66,042     $     60,586      $    (6,220)          $ 1,687            $     9,989
from prior page)

Comprehensive income:
  Net income                                        5,272                                                                      5,272
  Other comprehensive income:
     Change in unrealized gain (loss) on
       securities, net taxes (benefits)           (17,527)                                            (17,527)
       of $(8,961)
     Change in foreign currency                      (866)                                               (866)
       Other comprehensive income                 (18,393)

         Comprehensive income (loss)              (13,121)

Issuance of common stock warrants                   1,566            1,566
Treasury stock acquired                              (582)                             (582)
Exercise of stock options                             (39)                                                                     (39)
Preferred stock dividends                            (506)                                                                    (506)
Balance at December 31, 1999                 $     53,360         $ 62,152          $(6,802)         $(16,706)         $    14,716

          See accompanying notes to consolidated financial statements

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                             Year Ended December 31
                                                                         1999                      1998                 1997

OPERATING ACTIVITIES
Net income                                                          $    5,272            $         4,681         $     2,645
Adjustments to reconcile net income to net cash provided by
operating activities:
  Amortization of deferred acquisition costs                             4,580                      2,658               1,456
  Deferral of acquisition costs                                        (27,818)                   (13,542)             (7,005)
  Deferred federal income taxes                                          2,005                        957               1,187
  Depreciation and amortization                                          3,889                      1,209               1,085
  Insurance policy liabilities                                          14,530                      6,400               9,441
  Net realized investment gains                                            (78)                      (353)               (396)
  Accrued investment income                                             (1,541)                    (1,451)               (314)
  Other                                                                  2,014                       (352)               (403)
     Net cash provided by operating activities                           2,853                        207               7,696

INVESTING ACTIVITIES
Fixed maturity securities available for sale:
  Purchases                                                           (236,969)                  (261,744)           (205,976)
  Sales                                                                116,511                    162,503             161,891
  Maturities, calls and redemptions                                     19,006                     32,570              28,380
Short-term investments, net                                             (3,350)                    44,460              (4,925)
Other investments, net                                                   2,270                        320              (2,186)
Purchase of Savers Life Insurance Company, less cash acquired of $518       --                    (18,039)                 --
Purchase of Midwestern National Life Insurance Company of Ohio,
  less cash acquired of $1,026                                              --                    (13,104)                 --
     Net cash used by investing activities                            (102,532)                   (53,034)            (22,816)

FINANCING ACTIVITIES
Issuance of common stock, net                                               --                     19,638                  --
Borrowings, net of debt issuance costs of  $206 and $70 in 1998
  and 1997, respectively                                                   300                     11,794               5,558
Repayments on long-term debt and obligations under capital lease          (800)                    (3,141)               (543)
Premiums received on interest-sensitive annuities and other
  financial products credited
  to policyholder account balances, net of premiums ceded              165,750                     81,858              49,362
Return of policyholder account balances on interest-sensitive
  annuities and other financial products                               (75,981)                   (52,934)            (37,477)
Issuance of Series A redeemable preferred stock                             --                      6,389                  --
Redemption of preferred stock                                               --                         --              (1,855)
Proceeds from common and treasury stock sales                               --                        234                 138
Issuance of common stock and warrants                                    1,566                        297                 165
Purchase of common stock for treasury                                     (582)                    (1,702)             (1,079)
Dividends on preferred stock                                              (506)                      (180)                (97)
     Net cash provided by financing activities                          89,747                     62,253              14,172
Net increase (decrease) in cash                                         (9,932)                     9,426                (948)
Cash at beginning of  year                                              13,591                      4,165               5,113
Cash at end of year                                                 $    3,659            $        13,591       $       4,165

                    SEE    ACCOMPANYING   NOTES   TO   CONSOLIDATED   FINANCIAL
STATEMENTS.

                  STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Standard Management Corporation ("Standard Management") is an international financial services holding company, which directly and through its subsidiaries
i) acquires and manages in force life insurance and annuity business, ii) issues and distributes life insurance and annuity products, and iii) offers unit-linked assurance products through its international subsidiaries.

Standard  Management's  active  subsidiaries  at  December  31,  1999  include:
(i) Standard Life Insurance Company of Indiana ("Standard Life") and its subsidiary, Dixie National Life Insurance Company ("Dixie Life"), (ii) Standard Management International, S.A. and its subsidiaries ("SMI"), Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") and Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)"), (iii) Standard Marketing Corporation ("Standard Marketing") and (iv) Savers Marketing Corporation ("Savers Marketing").

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Standard Management and its subsidiaries (the "Company" or "SMC") have been prepared in conformity with generally accepted accounting principles ("GAAP") and include the accounts of the Company since acquisition or organization. All significant intercompany balances and transactions have been eliminated.

The fiscal year end for SMI is September 30. To facilitate reporting on the consolidated level, the fiscal year end for SMI was not changed and the consolidated balance sheets and statements of operations for SMI at September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999, are included in the Company's consolidated balance sheets at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999.

USE OF ESTIMATES

The nature of the Company's insurance businesses requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts disclosed in this report.

INVESTMENTS

The Company classifies its fixed maturity and equity securities as available for sale and, accordingly, such securities are carried at fair value. Fixed maturity securities include bonds and redeemable preferred stocks. Changes in fair values of securities available for sale, after adjustment for the costs of policies produced, costs of policies purchased and deferred income taxes, are reported as unrealized gains or losses directly in shareholders' equity and, accordingly, have no effect on net income. The costs of policies produced and costs of policies purchased adjustments to the unrealized gains or losses represent valuation adjustments or reinstatements of these assets that would have been required as a charge or credit to operations had such unrealized amounts been realized.

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

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

FUTURE POLICY BENEFITS

Liabilities for future policy benefits for deferred annuities and universal life policies are equal to full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with rates ranging from 3.0% to 12.3% in 1999 and 3.0% to 11% in 1998.

Future policy benefits for traditional life insurance contracts are computed using the net level premium method on the basis of assumed investment yields, mortality and withdrawals which were appropriate at the time the policies were issued. Assumed investment yields are based on interest rates ranging from 6.2% to 7.5%. Mortality is based upon various actuarial tables, principally the 1965-1970 Select and Ultimate Table. Withdrawals are based upon Company experience and vary by issue age, type of coverage, and duration.

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

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

Standard Life and Dixie Life filed a consolidated return for 1998 and plan to file a consolidated return for 1999. SMC and other U.S. non-insurance subsidiaries are taxed as regular corporations and file a consolidated return. SMC and its U.S. non-insurance subsidiaries were eligible to consolidate with Standard Life for income tax purposes beginning in 1996, but do not currently plan to do so.

SMI is incorporated as a holding company in the Grand Duchy of Luxembourg and, accordingly, is not currently subject to taxation on income or capital gains. SMI is subject to an annual capital tax which is calculated on the nominal value of the statutory shareholder's equity at an annual rate of .20%. Premier Life (Luxembourg) is a normal commercial taxable company and is subject to income tax at regular corporate rates (statutory corporate rate of 37.45%), and annual capital taxes amounting to approximately 0.5% of its net equity. Premier Life (Bermuda) is exempt from taxation on income until March 2016 pursuant to a decree from the Minister of Finance in Bermuda. To the extent that such income is taxable under U.S. law, such income will be included in SMC's consolidated return.

DEFERRED ACQUISITION COSTS

Costs relating to the production of new business (primarily commissions and certain costs of marketing, policy issuance and underwriting) are deferred and included in the deferred acquisition cost asset to the extent that such costs are recoverable from future related policy revenues. For interest-sensitive annuities and other financial products, deferred acquisition costs, with interest, are amortized over the lives of the policies and products in a constant relationship to the present value of estimated future gross profits, discounted using the interest rate credited to the policy. Traditional life insurance deferred acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

The Company reviews the recoverability of the carrying value of the deferred acquisition costs each year. For interest-sensitive annuities and other financial products, the Company considers estimated future gross profits in determining whether the carrying value is appropriate; for other insurance products, the Company considers estimated future premiums. In all cases, the Company considers expected mortality, interest earned and crediting rates, persistency and expenses. Amortization is adjusted retrospectively for interest-sensitive annuities and other financial products when estimates of future gross profits to be realized are revised.

PRESENT VALUE OF FUTURE PROFITS

Present value of future profits are recorded in connection with acquisitions of insurance companies or a block of policies. The initial value is based on the actuarially determined present value of the projected future gross profits from the in-force business acquired. In selecting the interest rate to calculate the discounted present value of the projected future gross profits, the Company uses the risk rate of return believed to best reflect the characteristics of the purchased policies, taking into account the relative risks of such policies, the cost of funds to acquire the business and other factors. The value of in force insurance purchased is amortized on a constant yield basis over its estimated life from the date of acquisition in proportion to the emergence of profits or the expected premium pattern over a period of approximately 20 years.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For acquisitions the Company made on or before November 19, 1992, the Company amortizes the asset with interest at the same discount rate used to determine the present value of future profits at the date of purchase. For acquisitions after November 19, 1992, the Company amortizes the asset using the interest rate credited to the underlying policies.

GOODWILL

The excess of the cost to acquire purchased companies over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over periods that generally correspond with the benefits expected to be derived from the acquisitions, usually 20 to 40 years. Accumulated amortization was $.9 million and $.6 million at December 31, 1999 and 1998, respectively. The Company continually monitors the goodwill based on estimates of future earnings. If it determines that goodwill has been impaired, the carrying value is reduced with a corresponding charge to expense.

NEGATIVE GOODWILL

The excess of the net assets acquired over the cost to acquire purchased companies ("negative goodwill"), after reducing the basis in property and equipment and other noncurrent assets to zero, was amortized into earnings on a straight-line basis over a five year period. Negative goodwill was fully amortized at December 31, 1998.

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

RECLASSIFICATIONS

Certain amounts in the 1998 and 1997 consolidated financial statements and notes have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on previously reported shareholders' equity or net income in the periods presented.

2.ACQUISITIONS

On March 12, 1998, SMC acquired Savers Life Insurance Company ("Savers Life"). Each of the 1.8 million shares of Savers Life Common Stock outstanding was converted into 1.2 shares of SMC Common Stock plus $1.50. Each holder of Savers Life Common Stock could elect to receive the $1.50 per share portion of the merger consideration in the form of additional shares of SMC Common Stock. SMC issued approximately 2.2 million shares with a value of approximately $14.9 million and paid $2.2 million in cash and $1.5 million in acquisition costs for an aggregate purchase price of $18.6 million to acquire Savers Life. SMC increased the Amended and Restated Revolving Line of Credit Agreement (the "Amended Credit Agreement") to $20.0 million to finance the acquisition of Savers Life.

On October 30, 1998, SMC acquired Midwestern National Life Insurance Company of Ohio ("Midwestern Life"). SMC issued .7 million shares of its common stock valued at $4.6 million, increased its bank debt by $6.0 million on restructured terms by increasing the Amended Credit Agreement to $26.0 million, and paid $2.9 million in cash and $.6 million of acquisition costs for an aggregate purchase price of $14.1 million to acquire Midwestern Life.

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

2.ACQUISITIONS (CONTINUED)

The following schedule summarizes the assets acquired and the liabilities assumed with the Savers Life and Midwestern Life acquisitions described above (in thousands):

                                        Savers        Midwestern
                                         Life            Life
Assets acquired:
  Fixed maturity securities           $    7,055      $   99,243
  Equity securities                        2,840             174
  Mortgage loans on real estate            6,273             223
  Real estate                              1,639              --
  Policy loans                                 9           6,480
  Short term investments                  42,745              --
  Cash                                       518           1,026
  Present value of future profits          5,960           6,050
  Other assets                             7,944           9,671
      Total assets acquired               74,983         122,867

Liabilities assumed:
  Policy reserves                         58,680         100,497
  Deferred federal income taxes               --           2,124
  Other liabilities                        1,386           6,141
     Total liabilities assumed            60,066         108,762

Net assets acquired                       14,917          14,105
Goodwill                                   3,640              25
Total purchase price                   $  18,557       $  14,130


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

3.INVESTMENTS

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale are as follows (in thousands):

                                                                                  December 31, 1999

                                                                               Gross                  Gross
                                                     Amortized              Unrealized             Unrealized                Fair
                                                       Cost                    Gains                 Losses                  Value

Securities available for sale:
  Fixed maturity securities:
    United States Treasury securities and      $       20,455                   $   7               $    517              $  19,945
      obligations of United States government
      agencies
    Obligations of states and political                 3,997                      50                     87                  3,960
      subdivisions
    Foreign government securities                       3,489                      50                    274                  3,265
    Utilities                                          29,068                      --                  2,284                 26,784
    Corporate bonds                                   479,332                     308                 32,658                446,982
    Mortgaged-backed securities                       104,413                      70                  3,629                100,854
    Redeemable preferred stock                          5,530                      --                    413                  5,117
      Total fixed maturity securities                 646,284                     485                 39,862                606,907
Equity securities                                         565                       6                    193                    378
  Total securities available for sale         $       646,849                   $ 491               $ 40,055              $ 607,285

                                                                                  December 31, 1998
                                                                               Gross                  Gross
                                                     Amortized              Unrealized             Unrealized                Fair
                                                       Cost                    Gains                 Losses                  Value

Securities available for sale:
  Fixed maturity securities:
    United States Treasury securities and
      obligations of United States government
      agencies                                $        34,635                   $ 606               $     53              $  35,188
    Obligations of states and political
      Subdivisions                                      3,337                     141                     --                  3,478
    Foreign government securities                      46,872                     616                  4,541                 42,947
    Utilities                                          23,316                     662                     74                 23,904
    Corporate bonds                                   366,348                  10,965                  4,498                372,815
    Mortgaged-backed securities                        66,721                     716                    312                 67,125
    Redeemable preferred stock                          5,886                       8                     39                  5,855
      Total fixed maturity securities                 547,115                  13,714                  9,517                551,312
  Equity securities                                     1,498                       9                    191                  1,316
    Total securities available for sale        $      548,613                 $13,723               $  9,708              $ 552,628

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

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

3.INVESTMENTS (CONTINUED)


The amortized cost and estimated fair value of fixed maturity securities at December 31, 1999 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                              Amortized          Fair
                                                 Cost            Value

Due in one year or less                      $    5,586       $    5,555
Due after one year through five years           114,932          111,880
Due after five years through ten years          214,114          201,317
Due after ten years                             201,709          182,184
  Subtotal                                      536,341          500,936
Redeemable preferred stock                        5,530            5,117
Mortgage-backed securities                      104,413          100,854
  Total fixed maturity securities            $  646,284       $  606,907

The Company maintains a highly-diversified investment portfolio with limited concentration of financial instruments in any given region, industry or economic characteristic. At December 31, 1999, the Company held no investments in any entity in excess of 10% of shareholders' equity other than asset-backed securities and investments issued or guaranteed by the U.S. government or a U.S. government agency, all of which were classified as fixed maturity securities available for sale.

Net investment income was attributable to the following (in thousands):

                                                                                    Year Ended December 31

                                                            1999                        1998                        1997

Fixed maturity securities                              $         40,432            $         30,484             $        26,832
Common stocks                                                       419                          46                          --
Mortgage loans on real estate                                       947                         679                         123
Policy loans                                                        960                         654                         618
Real estate                                                          33                         135                          58
Short-term investments and other                                  2,602                       2,932                       2,098
  Gross investment income                                        45,393                      34,930                      29,729
Less: investment expenses                                           572                         709                         532
  Net investment income                                $         44,821            $         34,221             $        29,197

Net realized investment gains arose from the following (in thousands):

                                                                                    Year Ended December 31

                                                            1999                        1998                        1997

Fixed maturity securities available for sale:
  Gross realized gains                                 $          2,000            $          2,570             $         2,209
  Gross realized losses                                           1,430                       2,074                       1,695
    Net                                                             570                         496                         514
Real estate                                                           9                          --                          26
Other losses                                                       (501)                       (143)                       (144)
  Net realized investment gains                        $             78            $            353             $           396


3.INVESTMENTS (CONTINUED)

Life insurance companies are required to maintain certain amounts of assets with state or other regulatory authorities. At December 31, 1999 fixed maturity securities of $11.8 million and cash and short-term investments of $.7 million were held on deposit by various state regulatory authorities in compliance with statutory regulations. Additionally, fixed maturity securities of $.3 million and short-term investments of $4.5 million of SMI were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.

Comprehensive income excludes net realized investment gains (after income taxes) of $.4 million in 1999 and $.3 million in 1998.

4.DEFERRED ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

The activity related to the deferred acquisition costs is summarized as follows (in thousands):

                                                                                    Year Ended December 31

                                                            1999                        1998                        1997
Balance, beginning of year                           $           32,946           $          21,435          $           18,309
  Additions                                                      27,817                      14,200                       7,192
  Amortization                                                   (4,580)                     (3,316)                     (1,643)
  Adjustment relating to net unrealized (gain) loss
    on securities available for sale                             11,628                         627                      (2,423)
Balance, end of year                                 $           67,811           $          32,946          $           21,435

The activity related to the present value of future profits is summarized as follows (in thousands):

                                                                                    Year Ended December 31
                                                            1999                        1998                        1997
Balance, beginning of year                           $           28,793           $          20,537          $           23,806
  Amounts and adjustments related to acquisitions                  (949)                     10,401                      (1,374)
     and disposals
  Interest accreted on unamortized balance                        3,890                       4,223                       3,178
  Gross amortization during the year                             (6,517)                     (6,088)                     (4,844)
  Adjustments relating to net unrealized (gain) loss
    on securities available for sale                              5,471                        (280)                       (229)
Balance, end of year                                 $           30,688           $          28,793          $           20,537

The percentages of future expected net amortization of the beginning balance of the present value of future profits, before the effect of net unrealized gains and losses, will be between 8% and 10% in each of the years 2000 through 2004. Future net amortization is based on the present value of future profits at December 31, 1999 and current assumptions as to future events on all policies in force.

The discount rate used to calculate the present value of future profits reflected in the Company's consolidated balance sheets at December 31, 1999, ranged from 7.5% to 18%. The Company used discount rates of 13% and 15% to calculate the present value of future profits of the Savers Life and Midwestern Life acquisitions, respectively.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

5.NOTES PAYABLE

Notes payable were as follows (in thousands):



                                             Interest          December 31
                                               Rate          1999      1998

Borrowings under revolving credit agreements  9.30%{(1)}  $ 24,500  $ 25,000
Senior subordinated convertible notes        10.00%         10,000    10,000
                                                          $ 34,500  $ 35,000

    (1)Current weighted average rate at December 31, 1999.

BORROWINGS UNDER REVOLVING CREDIT AGREEMENTS

Standard Management has outstanding borrowings at December 31, 1999 pursuant to the Amended Credit Agreement that provides for it to borrow up to $26.0 million in the form of a seven-year reducing revolving loan arrangement. Standard Management has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. In connection with the original and Amended Credit Agreement, SMC issued warrants to the bank to purchase 93,500 shares of Common Stock. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing and repurchases of Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of Common stock of Standard Life and Standard Marketing. Interest on the borrowings under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank periodically, plus 1% per annum, or (ii) a rate at LIBOR plus 3.25%. The repayment schedule includes $2.8 million due March 2000 and $4.3 million each year thereafter to March 2005. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements for SMC, positive net income, minimum statutory surplus requirements for the Company's insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets.

SMI has an unused line of credit of $1.6 million, with no borrowings in connection with this line of credit in 1999 or 1998.

SENIOR SUBORDINATED CONVERTIBLE NOTES

Standard Management has outstanding borrowings under subordinated convertible notes (collectively, the "Notes") of $4.4 million which is due December 2003, unless previously converted, and requires interest payments in cash on January 1 and July 1 of each year at 10% per annum and $5.6 million which is due July 2004 unless previously converted, and also requires interest payments in cash on January 1 and July 1 of each year at 10% per annum. The Notes are convertible at any time at the option of the noteholders into SMC Common Stock at the rate of $5.747 per share. The Notes may be prepaid in whole or in part at the option of Standard Management commencing on July 1, 2000 at redemption prices equal to 105% of the principal amount (plus accrued interest) and declining to 102% of the principal amount plus accrued interest. The Notes may be prepaid prior to July 1, 2000 at a redemption price equal to 101% of the principal amount (plus accrued interest) under certain limited circumstances. The Notes are subject to certain restrictions and covenants substantially similar to those in the Amended Credit Agreement.

INTEREST PAID

Cash paid for interest was $3.4 million, $2.7 million, and $1.5 million in 1999, 1998 and 1997, respectively.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

6.INCOME TAXES

The components of the federal income tax expense (benefit), applicable to pre-tax income before extraordinary gains, were as follows (in thousands):

                                                                                    Year Ended December 31

                                                            1999                        1998                        1997

Current taxes (benefit)                              $        151                     $         673            $          (570)
Deferred taxes                                              1,975                               957                      1,187
                                                     $      2,126                     $       1,630            $           617

The effective tax rate on pre-tax income is lower than the statutory corporate federal income tax rate as follows (in thousands):

                                                                                         Year Ended December 31

                                                                1999                     1998                      1997

Federal income tax expense at statutory rates (34%)          $       2,515            $       2,146             $       1,109
Nonrecognition of losses in SMC consolidated return and in
  foreign subsidiaries                                                  --                       --                       314
Operating income in SMC consolidated return offset by NOL             (219)                     (83)                       --
  carryforwards
Amortization of negative goodwill                                       --                     (472)                     (472)
Tax benefits from capital loss carryforwards not                        --                       --                      (200)
  previously recognized
Other items, net                                                      (170)                      39                      (134)
    Federal income tax expense (benefit)                     $       2,126            $       1,630             $         617
Effective tax rate                                                      29%                      26%                       19%

The Company recovered $.4 million, $1.7 million and $1.3 million in federal income taxes in 1999, 1998 and 1997, respectively, and paid federal income taxes of $.1 million, $.7 million and $.2 million in 1999, 1998 and 1997, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in the Company's deferred tax assets (liabilities) are as follows (in thousands):

                                                                                                 December 31

                                                                            1999                                 1998

Deferred income tax assets:
  Future policy benefits                                                 $    15,867                            $  12,338
  Unrealized loss on securities available for sale                            12,037                                   --
  Capital and net operating loss carryforwards                                 5,659                                5,556
  Other-net                                                                    1,435                                1,567
    Gross deferred tax assets                                                 34,998                               19,461
  Valuation allowance for deferred tax assets                                 (7,858)                              (9,023)
    Deferred income tax assets, net of valuation allowance                    27,140                               10,438
Deferred income tax liabilities:
  Unrealized gain on securities available for sale                                --                               (2,514)
  Present value of future profits                                            (10,435)                              (9,791)
  Deferred policy acquisition costs                                          (17,054)                              (5,753)
    Total deferred income tax liabilities                                    (27,489)                             (18,058)
  Net deferred income tax liabilities                                    $      (349)                           $  (7,620)

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

6.INCOME TAXES (CONTINUED)

The Company is required to establish a "valuation allowance" for any portion of its deferred tax assets which are unlikely to be realized. The valuation allowance for deferred tax assets includes $.6 million at December 31, 1999 with respect to corporate income tax loss carryforwards of Standard Management International, S.A. which, if recognized in the future, will result in an addition to negative goodwill and be amortized into income over its remaining life. The valuation allowance for deferred tax assets includes $1.8 million at December 31, 1999 with respect to deferred tax assets at the date of acquisition and net tax operating loss carry forwards of Dixie Life and Shelby Life which, if recognized in the future, will result in a reduction to goodwill and be amortized into income over its remaining life by reducing goodwill amortization expense.

As of December 31, 1999, Standard Management and its noninsurance subsidiaries had consolidated net operating loss carryforwards of approximately $9.4 million for tax return purposes which expire from 2005 through 2018. These carryforwards will only be available to reduce the taxable income of Standard Management. At December 31, 1999, the Standard Life consolidated return had net operating loss carryforwards of approximately $5.3 million which expire in 2010 and 2019. These carryforwards will only be available to reduce the taxable income of the Standard Life consolidated return. At December 31, 1999, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $1.6 million, all of which may be carried forward indefinitely.

7.SHAREHOLDERS EQUITY

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

The holders are entitled to cumulative annual dividends of $7.75 per share (payable quarterly).

Conversion into 11.767 shares of SMC common stock per share of Series A preferred stock.

Redeemable on July 1, 2003.

Redemption by the Company may occur at 105% of stated value beginning July 1, 1999 and decreasing 1% per year to 100% at July 1, 2003.

There are no voting rights attached to these shares.

COMMON STOCK

The Company repurchased 92,124, 308,465, and 154,903 shares of Common Stock for $.6 million, $1.7 million, and $1.1 million in 1999, 1998 and 1997, respectively under its stock repurchase program. At December 31, 1999, the Company was authorized to purchase an additional 964,790 shares under this program.

The following table represents outstanding warrants to purchase Common Stock as of December 31, 1999:

                                                    Exercise     Warrants
ISSUE DATE            EXPIRATION DATE                Price     Outstanding

November 1995           November 2002               4.5238        31,500
July 1996               July 2003                   4.3750        30,000
April 1997              April 2004                  5.1250        12,000
July 1997               July 2000                   5.7500        50,000
September 1997          September 2000              7.5000        15,000
February 1998           August 2000                 8.2500        50,000
June 1998               June 2001                   7.5000        25,000
October 1998            October 2001                8.0000        75,000
October 1998            October 2001                7.1250        20,000
January 1999            December 2000               7.0000        15,000
January 1999            January 2002                6.6250        89,750
                                                                 413,250

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

7.SHAREHOLDERS EQUITY (CONTINUED)

CHANGES IN SHARES OF COMMON STOCK AND TREASURY STOCK

The following table represents changes in the number of common and treasury shares as of December 31:

                                                            1999                      1998                     1997
Common Stock:
  Balance, beginning of year                               8,802,313                 5,752,499                5,752,499
    Issuance of common stock                                 235,821                 3,049,814                       --
  Balance, end of year                                     9,038,134                 8,802,313                5,752,499
Treasury Stock:
  Balance, beginning of year                              (1,160,854)                 (876,009)                (728,229)
    Treasury stock acquired                                  (92,124)                 (308,465)                (154,903)
    Reissuance of treasury stock in connection                    --                    23,620                    7,123
      with exercise of stock options
  Balance, end of year                                    (1,252,978)               (1,160,854)                (876,009)


UNREALIZED GAIN ON SECURITIES

The components of the balance sheet caption "Unrealized gain on securities available for sale" in shareholders' equity are summarized as follows (in thousands):

                                                                                                 December 31

                                                                                  1999                                 1998

Fair value of securities available for sale                                 $    607,285                        $    552,628
Amortized cost of securities available for sale                                  646,849                             548,613
  Gross unrealized gain (loss) on securities available for sale                  (39,564)                              4,015
Adjustments for:
  Deferred acquisition costs                                                      10,527                              (1,101)
  Present value of future profits                                                  4,982                                (489)
  Deferred federal income taxes                                                    8,196                                (765)
    Net unrealized gain (loss) on securities available for sale             $    (15,859)                       $      1,660

8.STOCK OPTION PLAN

SMC has a non-qualified Stock Option Plan (the "Plan") under which 2,500,000 shares of Common Stock are reserved for grants of stock options to employees and directors. The purchase price per share specified in any Plan option must be at least equal to the fair market value of common stock at the grant date. Options generally become exercisable over a three-year period and have a term of 10 years. The Plan is administered by the Board of Directors and officers of SMC. The terms of the options, including the number of shares and the exercise price, are subject to the sole discretion of the Board of Directors. A total of 88,118 shares are available for future issuance for the Plan as of December 31, 1999.

The provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. The Company has elected to continue its practice of recognizing compensation expense for its Plan using the intrinsic value based method of accounting and to provide the required pro forma information. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been the following (in thousands, except per share amounts):




8.STOCK OPTION PLAN (CONTINUED)


                                                                       Year Ended December 31
                                              1999            1998            1997

Net income                                $   3,640         $   3,094       $    624
Earnings per share                              .41               .43            .11
Earnings per share, assuming dilution           .41               .43            .11

The fair value of each option grant is estimated on the date of grant using the
Black-Scholes   option-valuation  model  with  the  following  weighted-average assumptions :


                                           1999                      1998                    1997
Risk-free interest rates                    5.6%                      5.6%                    5.7%
Volatility factors                          .59                       .55                     .37
Weighted average expected life            7 years                   7 years                 7 years


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options. Because SFAS No. 123 is effective only for awards granted after January 1, 1995, the pro forma disclosures provided may not be representative of the effects on reported net income for future years.

A summary of the Company's stock option activity and related information for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                           1999
                                                                              1998                             1997

                                                  Weighted-                          Weighted-                      Weighted-
                                                   Average                            Average                        Average
                                                  Exercise                           Exercise                       Exercise
                                                    Price                              Price                          Price
                                 Shares                              Shares                           Shares

Options outstanding, beginning   1,891,287       $      6.15         1,916,820      $     6.08      1,446,169       $    5.98
of year
Exercised                          (19,163)             4.45           (97,988)           5.23        (17,300)           4.52
Granted                            633,300              6.15            79,950            6.94        685,000            6.29
Expired or forfeited               (93,542)             7.91            (7,495)           6.75       (197,049)           4.30
Options outstanding, end of      2,411,882              6.10         1,891,287            6.15      1,916,820            6.08
year
Options exercisable, end of      1,973,799                           1,664,153                      1,467,185
year
Weighted-average fair value of
options                         $     3.94                          $     4.42                     $     3.10
granted during the year

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

8.STOCK OPTION PLAN (CONTINUED)

Information with respect to stock options outstanding at December 31, 1999 is as follows:


                                  Options Outstanding                  Options Exercisable

                                     Weighted-       Weighted-                     Weighted-
  Range of                            Average         Average                       Average
  Exercise            Number         Remaining       Exercise         Number       Exercise
   Prices           Outstanding     Contractual        Price        Exercisable      Price
                                       Life
                                      (years)

    $3-5                334,550               6          $4.42         334,550        $4.42
     5-7              1,603,283               8           6.08       1,173,533         6.05
     7-9                456,199               6           7.28         447,866         7.27
    9-11                 17,850               4           9.43          17,850         9.43
                      2,411,882                                      1,973,799

9.REINSURANCE

The Company's insurance subsidiaries have entered into reinsurance agreements with non-affiliated companies to limit the net loss arising from large risks, maintain their exposure to loss within capital resources, and provide additional capacity for future growth. The maximum amount of life insurance retained on any one life ranges from $30,000 to $150,000. Amounts of standard risk in excess of that limit are reinsured.

Reinsurance premiums ceded to other insurers were $25.3 million, $17.0 million and $4.8 million in 1999, 1998 and 1997, respectively. Reinsurance ceded has reduced benefits and claims incurred by $2.7 million, $10.5 million and $5.4 million in 1999, 1998 and 1997, respectively. A contingent liability exists to the extent any of the reinsuring companies are unable to meet their obligations under the reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Based on its periodic reviews of these companies, the Company believes the assuming companies are able to honor all contractual commitments under the reinsurance agreements.

At December 31, 1999 the Company's largest annuity reinsurer, which is rated "A" (Excellent) by A.M. Best, represented $28.5 million, or 60.5% of total reinsurance recoverable and $.1 million of premium deposits ceded. From January 1, 1996 to March 31, 1996, approximately 50% of Standard Life's annuity business was ceded. Effective April 1, 1996, Standard Life reduced the amount ceded to 25% and effective October 1, 1998, discontinued ceding its annuity business.

On July 1, 1998, Savers Life's Medicare supplement business was sold to Oxford Life Insurance Company ("Oxford Life") through a quota share reinsurance agreement. Under the terms of the reinsurance agreement, Standard Life administered the Medicare supplement business through October 1, 1999 and received administration fee income. Effective December 31, 1998, Standard Life replaced Savers Life as a party to this reinsurance agreement and became responsible for the administration of the Medicare supplement business. Effective December 1, 1999, the assumption of the business was effected by Oxford Life.

10.RELATED PARTY TRANSACTIONS

On October 28, 1997, SMC made an interest-free loan to an officer and director of SMC, in the amount of $778,000, representing a new loan in the sum of $438,000 and the consolidation of an existing loan. The principal balance of the loan was $778,000 at December 31, 1999 and 1998. Repayment is due within 10 days of the officer's voluntary termination or resignation as an officer of SMC. In the event of a termination of the officer's employment with SMC following a change in control, the loan is deemed to be forgiven.

On September 2, 1998, SMC made a loan to a director of SMC, in the amount of $120,000 with an interest rate of prime plus 5%. The principal balance of the loan was $61,700 at December 31, 1999 and 1998. The director has since resigned.

SMC entered into a covenant not to compete agreement with a former officer and director in February 1997, effective July 1, 1996, the date his employment agreement terminated. In accordance with the covenant not to compete agreement, the officer and director received payments of $100,000, $125,000 and $275,000 in 1999, 1998 and 1997 respectively.

10.RELATED PARTY TRANSACTIONS (CONTINUED)

In 1998, certain officers and directors purchased 31,000 shares, or $3.1 million of the Series A preferred stock as described in Note 7. These shares were purchased in connection with a loan agreement of $2.6 million which the Company has guaranteed.

11.COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company rents office and storage space under noncancellable operating leases. The Company incurred rent expense for operating leases of $1.1 million, $1.0 million, and $.9 million in 1999, 1998 and 1997, respectively. Pursuant to the terms of a lease agreement effective June 1, 1991, Standard Life has agreed to lease office space for a ten year period. After the initial ten year lease period, Standard Life may continue to lease the premises on a month to month basis at a rental of 125% of the prevailing market rate for the leased premises in effect at that time.

Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 1999, are as follows (in thousands):

2000                         $   1,126
2001                               722
2002                               222
2003                               192
2004                               124
Thereafter                         124
Total minimum lease payments $   2,510


EMPLOYMENT AGREEMENTS

Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change in control of the Company. The commitment under these agreements is approximately three times their current annual salaries. Additionally, following termination from the Company due to a change in control, each executive is entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,852,880 shares at December 31, 1999.


12.LITIGATION

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

13.STATUTORY ACCOUNTING INFORMATION OF SUBSIDIARIES

The Company's U.S. life insurance subsidiaries maintain their records in conformity with statutory accounting practices prescribed or permitted by state insurance regulatory authorities. Statutory accounting practices differ in certain respects from GAAP. In consolidation, adjustments have been made to conform the Company's domestic subsidiaries' accounts with GAAP.

The Company's U.S. life insurance subsidiaries had consolidated statutory capital and surplus of $43.7 million and $43.6 million at December 31, 1999 and 1998, respectively, after elimination of subsidiaries intercompany accounts. Consolidated net income of the Company's life insurance subsidiaries on a statutory basis, after elimination of subsidiaries intercompany accounts was $.9 million, $1.7 million, and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum statutory capital and surplus required by the Indiana Insurance Code was $.5 million as of December 31, 1999.

"Prescribed" statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state and may change in the future. In 1998, the NAIC adopted codified statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be adopted by states with an implementation date of January 1, 2001, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements.

Standard Life strengthened policy reserves by $.7 million in 1999 and $.3 million in 1998 pursuant to the statutory Actuarial Guideline 33. Standard Life received permission from the Indiana Department of Insurance Commissioner to grade in the remaining effect of Actuarial Guideline 33 over three years. This permitted accounting practice increased statutory surplus by $.3 million at December 31, 1999.

From the funds borrowed by SMC pursuant to the Amended Credit Agreement and the subordinated convertible debt agreement, $27.0 million ($13.0 million at December 31, 1997) was loaned to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to SMC at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. As required by state regulatory authorities, the balance of the surplus debenture at December 31, 1999 and 1998 of $27.0 million is classified as a part of capital and surplus of Standard Life. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance.

SMC's ability to pay operating expenses and meet debt service obligations is partially dependent upon the amount of dividends received from Standard Life. Standard Life's ability to pay cash dividends to SMC is, in turn, restricted by law or subject to approval by the insurance regulatory authorities of Indiana. Dividends are permitted based on, among other things, the level of the preceding year statutory surplus and net income. In 1997 Standard Life paid dividends of $1.6 million to SMC. During 2000, Standard Life can pay dividends of $4.4 million without regulatory approval; Standard Life must notify the Indiana regulatory authorities of the intent to pay dividends at least ten days prior to payment.

State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of investment and insurance risks. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 1999, the RBC Ratios of Standard Life and Dixie Life were both at least two and a half times greater than the levels at which company action is required.

The statutory capital and surplus for Premier Life (Luxembourg) was $6.9 million and $6.8 million at fiscal years ended 1999 and 1998, respectively, and minimum capital and surplus under local insurance regulations was $2.6 million and $2.9 million at fiscal years ended 1999 and 1998, respectively. The statutory capital and surplus for Premier Life (Bermuda) was $2.2 million and $2.1 million at fiscal years ended 1999 and 1998, respectively, and minimum capital and surplus under local insurance regulations was $.3 million at fiscal years ended 1999 and 1998. SMI dividends are limited to its accumulated earnings without regulatory approval. SMI and Premier Life (Luxembourg) were not permitted to pay dividends under Luxembourg law in 1999 and 1998 due to accumulated losses.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

14.OPERATIONS BY BUSINESS SEGMENT

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under this new pronouncement, effective for financial statements issued for fiscal years beginning after December 15, 1997, a company must provide disclosures about operating segments on the same basis it uses internally to evaluate the performance of its operations and allocate its resources. The Company identified the following two operating segments which are the primary components of its business.

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

The accounting policies of the segments are the same as described in Note 1 (Summary of Significant Accounting Policies). The following segment presentation contains the same operating data and results the Company uses to evaluate the performance of the business and provides reconciliations to consolidated totals (in thousands):




                                                                                    Year Ended December 31

                                                          1999                        1998                        1997

Revenues:
  Domestic                                         $           68,477          $           58,055          $           42,651
  International                                                 4,486                       5,220                       4,204
    Consolidated Revenues                          $           72,963          $           63,275          $           46,855

Net Investment Income:
  Domestic                                         $           44,376          $           33,721          $           28,614
  International                                                   445                         500                         583
    Consolidated Net Investment Income             $           44,821          $           34,221          $           29,197
Interest Credited to Interest Sensitive Annuities
  and Other Financial Products (All Domestic)      $           25,728          $           19,775          $           16,281

Pre-tax Income:
  Domestic                                         $            6,132          $            4,053          $            1,542
  International                                                 1,266                       2,258                       1,720
    Consolidated Pre-tax Income                    $            7,398          $            6,311          $            3,262

Assets:
  Domestic                                         $          811,653          $          750,683          $          508,476
  International                                               339,324                     205,467                     160,516
    Consolidated Assets                            $        1,150,977          $          956,150          $          668,992

15.DERIVATIVE FINANCIAL INSTRUMENTS

In May 1998, Standard Life began offering equity-indexed annuity products which provide a base rate of return with a higher potential return linked to the performance of a broad-based equity index. The Company buys Standard & Poor's 500 Index Call Options (the "S&P 500 Call Options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index to which the product's return is linked. The cost of the S&P 500 Call Options is included in the pricing of the equity-indexed annuity products. The changes in the values of the S&P 500 Call Options are reflected in net investment income and fluctuate in relation to changes in policyholder account balances for these annuities. Premiums paid to purchase these instruments are deferred and amortized over their term.
15.DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Net investment income includes $1.2 million and $.6 million in 1999 and 1998, respectively, related to changes in the fair value of the S&P 500 Call Options. Such investment income was substantially offset by amounts credited to policyholder account balances. The fair value of the S&P 500 Call Options was $5.3 million and $1.8 million at December 31, 1999 and 1998, respectively.

If the counterparts of the aforementioned financial instruments do not meet their obligations, the Company may have to recognize a loss. The Company limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 1999, all of the counterparties were rated "A" or higher by Standard & Poor's.


16.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

INSURANCE LIABILITIES FOR INVESTMENT CONTRACTS: Fair values for the Company's liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining contracts being valued. The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 1999 and 1998. This is due to i) credited rates on the vast majority of account balances approximating current rates paid on similar investments and
ii) rates not generally being guaranteed beyond one year.



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

NOTES PAYABLE: The Company believes the fair value of its variable rate long-term debt was equal to its carrying value at December 31, 1999 and 1998. The Company negotiated the terms of its Amended Credit Agreement with its lenders in November 1996. Those negotiations were based on the financial condition of the Company and market conditions at that time. The financial condition of the Company has not changed significantly since the negotiations, and although market conditions have changed, the Company pays a variable rate of interest on the debt which reflects the change in market conditions. The fair value of the subordinated convertible debt is based on quoted market prices for the amount of shares convertible.

The carrying amount of all other financial instruments approximates their fair values.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The fair value of the Company's financial instruments is shown below using a summarized version of the Company's assets and liabilities at December 31, 1999 and 1998 (in thousands). Refer to Note 3 for additional information relating to the fair value of investments.

                                                                                     December 31

                                                            1999                                          1998

                                               Fair                  Carrying                 Fair                 Carrying
                                               Value                  Amount                  Value                 Amount
Assets:

  Investments:
    Securities available for sale:
      Fixed maturity securities             $       606,907         $       606,907         $      551,312         $      551,312
      Equity securities                                 378                     378                  1,316                  1,316
    Mortgage loans on real estate                     8,392                   8,131                  8,856                  8,578
    Policy loans                                     13,357                  14,033                 14,295                 15,019
    Other invested assets                               845                     845                    837                    837
    Short-term investments                           14,976                  14,976                 11,626                 11,626
  Cash                                                3,659                   3,659                 13,591                 13,591
  Assets held in separate accounts                  319,973                 319,973                190,246                190,246

Liabilities:
  Insurance liabilities for investment              595,388                 595,388                506,749                506,749
    contracts
  Notes payable                                      34,500                  34,500                 37,180                 35,000
  Liabilities related to separate accounts          319,973                 319,973                190,246                190,246


17.EARNINGS PER SHARE

A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

                                                                 1999                     1998                       1997
INCOME:
  Net Income                                                $        5,272             $     4,681            $      2,645
  Preferred stock dividends                                           (506)                   (180)                    (97)
  Income available to common shareholders for basic earnings         4,766                   4,501                   2,548
    per share
  Effect of dilutive securities:
    Preferred stock dividends                                           --                     180                      97
    Interest on subordinated convertible debt                        1,000                   1,000                      --
  Income  available  to common shareholders for diluted     $        5,766             $     5,681            $      2,645
    earnings per share

SHARES:
  Weighted average shares outstanding for basic earnings         7,583,086               6,846,335               4,948,302
    per share
  Effect of dilutive securities:
    Stock options                                                  136,656                 263,636                 182,615
    Stock warrants                                                  93,951                 211,989                 230,285
    Class S convertible preferred stock                                 --                      --                 230,015
    Subordinated convertible debt                                1,740,038               1,740,038                      --
    Series A convertible preferred stock                                --                 301,765                      --
    Dilutive potential common shares                             1,970,645               2,517,428                 642,915

  Weighted average shares outstanding for diluted                9,553,731               9,363,763               5,591,217
    earnings per share

18.QUARTERLY FINANCIAL DATA  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Earnings per common and common equivalent share for each quarter are computed independently of earnings per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings during the year, the sum of the quarterly earnings per share may not equal the earnings per share for the year.



                                                                                    1999 Quarters

                                               First                  Second                  Third                 Fourth

Total revenues                           $         16,941         $        17,341        $        16,770        $        21,911
Components of net income:
  Operating income                       $          1,275         $         1,397                  1,468        $         1,081
  Net realized investment gains (losses)               22                       4                   (164)                   189

  Net income                             $          1,297         $         1,401        $         1,304        $         1,270

Net income per common share              $            .17         $           .19        $           .17        $           .17
Net income per common share, assuming    $            .16         $           .17        $           .16        $           .16
  dilution

                                                                                    1998 Quarters

                                               First                  Second                  Third                 Fourth

Total revenues                           $         11,676         $        19,815        $        13,987        $        17,469

Components of net income:
  Operating income                       $            734         $         1,276        $         1,120        $         1,317
  Net realized investment gains                        14                      17                     18                    185

  Net income                             $            748         $         1,293        $         1,138        $         1,502

Net income per common share              $            .14         $           .18        $           .16        $           .20
Net income per common share, assuming
dilution                                 $            .13         $           .16        $           .15        $           .17

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

         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                           CONDENSED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                      December 31

                                                                                      1999                             1998
ASSETS

Investments:
  Investment in subsidiaries                                                      $      64,120                     $    76,237
  Surplus debenture due from Standard Life                                               27,000                          27,000
  Fixed maturity securities, at fair value (amortized cost: $680 in 1999 and                680                             900
    $900 in 1998)
  Equity securities available for sale, at fair value (amortized cost: $35 in                35                              28
    1999 and $20 in 1998)
  Real estate                                                                               124                             122
  Notes receivable from officers and directors                                              845                             837
     Total investments                                                                   92,804                         105,124
Cash                                                                                        641                             940
Property and equipment, less accumulated depreciation of  $1,033 in 1999                  1,097                             862
  and $642 in 1998
Note receivable from affiliate                                                            2,858                           2,858
Amounts receivable from subsidiaries                                                      2,654                           2,338
Other assets                                                                              1,485                           1,228
     Total assets                                                                  $    101,539                      $  113,350

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                                                    $     34,500                     $    35,000
  Note payable to affiliate                                                               2,858                           2,858
  Amounts due to subsidiaries                                                             2,134                             850
  Other liabilities                                                                       2,157                           2,070
     Total liabilities                                                                   41,649                          40,778


Class A convertible redeemable preferred stock, par value $100 per share;
  Authorized 130,000; 65,300 issued and outstanding shares in 1999 and 1998               6,530                           6,530


Shareholders' Equity:
  Preferred stock, no par value:
    Authorized 870,000 shares; none issued and outstanding                                   --                              --
  Common stock and additional paid-in capital, no par value:
    Authorized 20,000,000 shares; issued 9,038,134 in 1999 and 8,802,313 in              62,152                          60,586
      1998
  Treasury stock, at cost, 1,252,978 shares in 1999 and 1,160,854 shares in              (6,802)                         (6,220)
      1998.
  Accumulated other comprehensive income:
    Unrealized gain (loss) on securities of subsidiaries                                (15,844)                          1,683
    Foreign currency translation adjustment of subsidiaries                                (862)                              4
  Retained earnings                                                                      14,716                           9,989
     Total shareholders' equity                                                          53,360                          66,042
     Total liabilities and shareholders' equity                                     $   101,539                       $ 113,350

              See accompanying notes to condensed financial statements.







    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                        CONDENSED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)


                                                                                    Year Ended December 31

                                                          1999                          1998                        1997

Revenues:
  Net investment loss                               $     (23)                   $      (26)                  $             --
  Interest income from subsidiaries                     2,837                         1,709                              1,519
  Net realized investment losses                         (250)                         (100)                                --
  Other income                                            149                           118                                154
  Rental income from subsidiaries                       1,040                           995                              1,145
  Management fees from subsidiaries                     3,575                         2,850                              2,100
    Total revenues                                      7,328                         5,546                              4,918


Expenses:
  Other operating expenses                              4,763                         3,134                              3,420
  Interest expense and financing costs                  3,380                         2,850                              2,367
  Interest expense on note payable to affiliate           142                           160                                162
    Total expenses                                      8,285                         6,144                              5,949

Loss before federal income taxes, equity in
  earnings of consolidated subsidiaries, and preferred
  stock dividends                                        (957)                         (598)                            (1,031)
Federal income tax expense (benefit)                     (417)                           30                                (76)

Loss before equity in earnings of consolidated
  subsidiaries, and preferred stock dividends            (540)                         (628)                              (955)
Equity in earnings of consolidated subsidiaries         5,812                         5,309                              3,600
Income before preferred stock dividends                 5,272                         4,681                              2,645

Preferred stock dividends                                 506                           180                                 97
Earnings available to common shareholders             $ 4,766               $         4,501                     $        2,548



              See accompanying notes to condensed financial statements.

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                      Year Ended December 31

                                                              1999                       1998                       1997


OPERATING ACTIVITIES
Net income                                               $        5,272              $       4,681             $        2,645
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
  Amortization of deferred debt issuance costs                      216                         97                         71
  Depreciation and amortization                                     429                        439                        646
  Equity in earnings of subsidiaries                             (5,812)                    (5,309)                    (3,600)
  Accrued interest payable                                         (203)                       197                        435
  Other liabilities                                                  --                        (38)                        79
  Dividend from Standard Life                                        --                         --                      1,600
  Other                                                             733                       (570)                       138
    Net cash provided (used) by operating activities                635                       (503)                     2,014

INVESTING ACTIVITIES

Investments, net                                                    (46)                    (1,685)                    (1,035)
Purchase of property and equipment, net                            (866)                      (385)                      (439)
Capital contribution to Standard Life                                --                         --                     (2,400)
Purchase of Savers Life, less cash acquired
  of $518                                                            --                    (18,039)                        --
Purchase of Midwestern Life, less cash acquired of $1,026            --                    (13,104)                        --
    Net cash used by investing activities                          (912)                   (33,213)                    (3,874)

FINANCING ACTIVITIES
Issuance of common stock, net                                        --                     19,638                         --
Borrowings, net of debt issuance costs of $206 and $70
  in 1998 and 1997, respectively                                    300                     11,794                      5,558
Repayments on long-term debt and obligations under                 (800)                    (3,141)                      (543)
  capital lease
Issuance of convertible preferred stock, net of
  issuance costs of $141 in 1998                                     --                      6,389                         --
Redemption of redeemable preferred stock                             --                         --                     (1,855)
Proceeds from common and treasury stock sales                        --                        234                        138
Issuance of common stock and warrants                             1,566                        297                        165
Purchase of common stock for treasury                              (582)                    (1,702)                    (1,079)
Dividends on preferred stock                                       (506)                      (180)                       (97)
    Net cash provided (used) by financing activities                (22)                    33,329                      2,287
Net increase (decrease) in cash                                    (299)                      (387)                       427
Cash at beginning of year                                           940                      1,327                        900
Cash at end of year                                      $          641            $           940               $      1,327

              See accompanying notes to condensed financial statements.

                        STANDARD MANAGEMENT CORPORATION
                               (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999


1.BASIS OF PRESENTATION

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


2.DIVIDENDS FROM SUBSIDIARIES

SMC received a cash dividend from subsidiaries of  $1.6 million in 1997.

                          SCHEDULE IV -- REINSURANCE

                        STANDARD MANAGEMENT CORPORATION

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                            (DOLLARS IN THOUSANDS)



                                                                                                                  Percentage
                                                          Ceded to            Assumed                              of Amount
                                        Gross               Other           from Other                              Assumed
                                       Amount             Companies          Companies         Net Amount           to Net


YEAR ENDED DECEMBER 31, 1999
Life insurance in force             $  2,204,688        $    996,217       $      --          $  1,208,471              0.00%

Premiums:
  Life insurance and annuities      $     19,393        $      6,908       $      --          $     12,485
  Accident and health insurance           18,710              18,365              --                   345
  Supplementary contract and other           260                  --              --                   260
    funds on deposit
      Total premiums                $     38,363        $     25,273       $      --          $     13,090


YEAR ENDED DECEMBER 31, 1998
Life insurance in force             $  2,520,340        $  1,231,533       $     217          $  1,289,024              0.02%

Premiums:
  Life insurance and annuities      $     13,160        $      4,705       $      --          $      8,455
  Accident and health insurance           18,333              12,341              --                 5,992
  Supplementary contract and other
    funds on deposit                          32                  --              --                    32
      Total premiums                $     31,525        $     17,046       $      --          $     14,479


YEAR ENDED DECEMBER 31, 1997
Life insurance in force             $  2,447,782        $  1,269,848       $     237          $  1,178,171              0.02%

Premiums:
  Life insurance and annuities      $     11,735        $      4,821       $      --          $      6,914
  Accident and health insurance               17                  --              --                    17
  Supplementary contract and other
    funds on deposit                         169                  --              --                   169
      Total premiums                $     11,921        $      4,821       $      --          $      7,100

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

EXHIBIT 21

                   SUBSIDIARIES OF STANDARD MANAGEMENT CORPORATION



                                                                  STATE
                                          PERCENTAGE OF       OR COUNTRY IN
NAME OF SUBSIDIARY                         OUTSTANDING       WHICH ORGANIZED

Standard Life Insurance Company of Indiana     100%             Indiana
Dixie National Life Insurance Company         99.4%             Mississippi
Standard Marketing Corporation                 100%             Indiana
Savers Marketing Corporation                   100%             North Carolina
Standard Marketing International, Ltd.         100%             Bermuda
Standard Management International S.A.         100%             Luxembourg
Premier Life (Luxembourg) S.A.                 100%             Luxembourg
Premier Life (Bermuda) Limited                 100%             Bermuda
Standard Development, LLC                      100%             Indiana

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                                                        EXHIBIT
23.1


                           CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-92906) pertaining to the Second Amended and Restated Stock Option Plan of Standard Management Corporation, the Registration Statement (Form S-8 No. 333-41119) pertaining to the Amended and Restated Stock Option Plan of Standard Management Corporation and the Registration Statement (Form S-8 No. 333-41117) pertaining to the Standard Management Corporation Savings Plan, of our report dated February 18, 2000, with respect to the consolidated financial statements and schedules of Standard Management Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1999.

Ernst & Young LLP



Indianapolis, Indiana
March 29, 2000

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                                                                        EXHIBIT
23.2


                           CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-92906) pertaining to the Second Amended and Restated Stock Option Plan of Standard Management Corporation, the Registration Statement (Form S-8 No. 333-41119) pertaining to the Amended and Restated Stock Option Plan of Standard Management Corporation and the Registration Statement (Form S-8 No. 333-41117) pertaining to the Standard Management Corporation Savings Plan, of our report dated February 18, 2000, with respect to the consolidated financial statements of Standard Management International S. A. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1999 of Standard Management Corporation.

KPMG Audit

Luxembourg
March 29, 2000

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

IN WITNESS WHEREOF, I have hereunto set my hand this 29th day of March, 2000.




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