Form 10-Q
period 2000-03-31
STANDARD MANAGEMENT CORP
filed 2000-05-12
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-Q


[<check-mark>] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [<check-mark>] No [ ]

As of May 1, 2000, the Registrant had 7,785,156 shares of Common Stock outstanding.

                        STANDARD MANAGEMENT CORPORATION

                                     INDEX

                                                                PAGE NUMBER

Part I.FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Balance Sheets --
        March 31, 2000 (Unaudited) and December 31, 1999 (Audited)       3

        Consolidated Statements of Income --
        For the Three Months Ended March 31, 2000 and 1999 (Unaudited)   4

        Consolidated Statements of Shareholders' Equity --
        For the Three Months Ended March 31, 2000 and 1999 (Unaudited)   5

        Consolidated Statements of Cash Flows --
        For the Three Months Ended March 31, 2000 and 1999 (Unaudited)   6

        Notes to Consolidated Financial Statements (Unaudited)           7 - 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       9 - 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk       16

Part II.OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                                 17

        SIGNATURES                                                       17


























                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                March 31         December 31
                                                  2000               1999
                                                  (Unaudited)     (Audited)
                      ASSETS
Investments
    Securities available for sale:
    Fixed maturity securities, at fair value
      (amortized cost: $657,577 in 2000
       and $646,284 in 1999)                    $    620,512     $   606,907
    Equity securities, at fair value
      (cost: $565 in 2000 and 1999                       358             378
    Mortgage loans on real estate                      8,109           8,131
    Policy loans                                      13,984          14,033
    Real estate                                        4,379           3,233
    Other invested assets                                426             845
    Short-term investments                            22,026          14,976
      Total investments                              669,794         648,503
Cash                                                   5,877           3,659
Accrued investment income                             10,651          11,105
Amounts due and recoverable from reinsurers           53,907          58,230
Deferred policy acquisition costs                     72,204          67,811
Present value of future profits                       30,344          30,688
Goodwill                                               5,583           5,636
Other assets                                           4,611           5,372
Assets held in separate accounts                     379,973         319,973
      Total assets                               $ 1,232,944     $ 1,150,977

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Insurance policy liabilities                 $   751,498     $   727,189
    Accounts payable and accrued expenses              7,496           9,076
    Notes payable                                     31,600          34,500
    Deferred federal income taxes                        423             349
    Liabilities related to separate accounts         379,973         319,973
      Total liabilities                            1,170,990       1,091,087

Series  A convertible redeemable preferred stock,
 par value $100 per share;
    Authorized 130,000; 65,300 issued
    and outstanding in 2000 and 1999                   6,530           6,530

Shareholders' Equity:
    Preferred stock, no par value:
    Authorized 870,000 shares; none issued
    and outstanding                                                                   --
    Common stock and additional paid in capital,
    no par value:
    Authorized 20,000,000 shares; issued 9,038,134
    shares in 2000 and 1999                           62,152          62,152
    Treasury stock, at cost, 1,252,978 shares
    in 2000 and 1999                                  (6,802)         (6,802)
    Accumulated other comprehensive income:
        Unrealized gain (loss) on securities
        available for sale, net taxes
        (benefits) of: ($7,770) in 2000
        and ($8,196) in 1999                         (15,033)        (15,859)
        Unrealized gain on other investments,
        net taxes of: $10 in 2000 and
        $8 in 1999                                        23              15
        Foreign currency translation adjustment         (870)           (862)
    Retained earnings                                 15,954          14,716
Total shareholders' equity                            55,424          53,360

Total liabilities and shareholders' equity     $   1,232,944    $  1,150,977

                 See accompanying notes to consolidated financial statements.





               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended
                                                  March 31      December 31
                                                    2000           1999
Revenues:
    Premium income                           $     3,178      $    3,064
    Net investment income                         11,887          10,346
    Net realized investment gains (losses)          (336)             33
    Policy income                                  1,907           1,629
    Separate account fees                          1,227             921
    Fees and other income                          1,338           1,253
        Total revenues                            19,201          17,246
Benefits and expenses:
    Benefits and claims                            4,055           3,244
    Interest credited on interest-sensitive
    annuities and other financial products         6,333           5,836
    Amortization                                   2,210           1,749
    Other operating expenses                       3,862           3,919
    Interest expense and finance costs               864             882
        Total benefits and expenses               17,324          15,630
Income before federal income taxes and
  preferred stock dividends                        1,877           1,616
Federal income tax expense                           512             319

Net income                                         1,365           1,297
Preferred stock dividends                           (127)           (127)

Earnings available to common shareholders      $   1,238      $    1,170

Earnings per share - basic:
    Net income                                $      .18      $      .17
    Preferred stock dividends                       (.02)           (.02)
    Earnings available to common
    shareholders                              $      .16      $      .15

Earnings per share - diluted:
    Net income                                $     .17       $      .16
    Preferred stock dividends                      (.01)            (.01)
    Earnings available to common
    shareholders                              $     .16              .15

                 See accompanying notes to consolidated financial statements.














               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                 Common stock
                                     and              Accumulated
                                  additional              other
                                    paid-in Treasury comprehensive  Retained
                              Total  capital   stock      income   earnings
                                                         < C>
Balance at January 1, 1999  $66,042 $ 60,586  $ (6,220)  $ 1,687    $9,989

Comprehensive income:
Net income                    1,297                                  1,297
Other comprehensive income:
Change in unrealized gain
(loss) on securities,
net taxes (benefits)
 of $1,971                   (3,721)                       (3,721)
Change in foreign currency       34                            34
Other comprehensive income   (3,687)

    Comprehensive income     (2,390)
Issuance of common
 stock warrants                 524       524
Treasury stock acquired        (530)               (530)
Reissuance of treasury stock
 in connection with exercise
 of stock options               (23)                                   (23)
Preferred stock dividends      (127)                                  (127)
Balance at March 31, 1999   $63,496  $ 61,110  $ (6,750)  $ (2,000)$ 11,136

Balance at January 1, 2000  $53,360 $  62,152  $ (6,802)  $(16,706)$ 14,716

Comprehensive income:
Net income                    1,365                                   1,365
Other comprehensive income:
Change in unrealized gain
 (loss) on securities,
 net taxes of $428              834                           834
Change in foreign currency       (8)                           (8)
Other comprehensive income      826

Comprehensive income          2,191

Preferred stock dividends      (127)                                   (127)
Balance at March 31, 2000   $55,424  $ 62,152 $ (6,802) $ (15,880) $ 15,954

 /TABLE>


                 See accompanying notes to consolidated financial statements.











               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED, DOLLARS IN THOUSANDS)



                                                  Three Months Ended
                                                       March 31
                                                   2000         1999
OPERATING ACTIVITIES
Net income                                      $ 1,365       $ 1,297
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
   Amortization of deferred policy
     acquisition costs                            1,427           862
   Policy acquisition costs deferred             (7,155)       (5,857)
   Deferred federal income taxes                   (352)          490
   Depreciation and amortization                    880         1,202
   Insurance policy liabilities                   5,279         2,776
   Net realized investment gains (losses)           336           (17)
   Accured net income                               453           473
   Other                                           (185)          236
    Net cash provided by operating activities     2,048         1,462

INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases                                    (30,354)      (65,760)
   Sales                                         16,608        48,777
   Maturities, calls and redemptions              2,425         3,588
Short-term investments, net                      (7,050)      (10,537)
Other investments, net                           (1,787)       (1,029)
   Net cash used by investing activities        (20,158)      (24,961)

FINANCING ACTIVITIES
Repayments on long term debt
 and obligations under capital lease             (2,900)         (341)
Premiums received on interest-sensitive
 annuities and other financial
   products credited to policyholder
   account balances, net of premiums ceded       40,815        35,034
Return of policyholder account balances
   on interest-sensitive annuities
   and other financial products, net
   of premiums ceded                            (17,460)      (18,074)
Reissuance of treasury stock in connection
   with exercise of stock options
   and warrants                                      --           524
Purchase of common stock for treasury                --          (530)
Dividends on preferred stock                       (127)         (127)
Net cash provided by financing activities        20,328        16,486

Net increase (decrease) in cash                   2,218        (7,013)

       Cash at beginning of period                3,659        13,591

Cash at end of period                      $      5,877    $    6,578


                 See accompanying notes to consolidated financial statements.





               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated  financial statements  have
been prepared  in  accordance  with   generally  accepted  accounting
principles ("GAAP")  for interim financial information  and  with  the
instructions to Form 10-Q and Article  10 of  Regulation  S-X.   Accordingly,
they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year.This is particularly true in the life insurance industry, where mortality results in interim periods can vary substantially from such results over a longer period. In management's opinion, the information contained in this report reflects all adjustments, of a normal recurring nature, necessary to fairly present the results of operations for the interim periods. Certain amounts from prior periods have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods presented.

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

     For further information, refer to the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1999.




NOTE 2 -- NOTES PAYABLE

Notes payable of the Company are as follows (in thousands):

                              Interest          March 31        December 31
                               Rate              2000               1999
Borrowings under revolving
 credit agreements             9.37%{ (1)}      $21,600         $24,500
Senior subordinated
 convertible notes            10.00%             10,000          10,000
                                                $31,600         $34,500

Current weighted average rate at March 31, 2000.





















               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 -- NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE

The components of the balance sheet caption "Unrealized gain on securities available for sale" in shareholders' equity are summarized as follows (in thousands):

                                                        March 31     December 31
                                                          2000         1999
Fair value of securities available for sale         $   620,870   $   607,285
Amortized cost of securities available for sale         658,142       646,849
Gross unrealized gain (loss) on securities
  available for sale                                    (37,272)      (39,564)
Adjustments for:
Deferred policy acquisition costs                         9,192        10,527
Present value of future profits                           5,277         4,982
Deferred federal income tax liability                     7,770         8,196
Net unrealized gain (loss) on securities
 available for sale                                 $   (15,033)  $   (15,859)


NOTE 4 -- EARNINGS PER SHARE


A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

                                                     Three Months Ended
                                                            March 31
                                                     2000            1999
INCOME:
Net income                                        $ 1,365      $   1,297
Preferred stock dividends                            (127)          (127)
Income  available  to common shareholders for
 basic earnings per share                           1,238          1,170
Effect of dilutive securities:
Preferred stock dividends                             127            127
   Interest on  subordinated convertible debt         250            250
Income available to common shareholders for
   diluted earnings per share                     $ 1,615       $  1,547

SHARES:
Weighted  average  shares outstanding
 for basic earnings per share                   7,785,156      7,596,405

Effect of dilutive securities:
Stock options                                      22,393        168,053
Stock warrants                                      1,970        131,827
Subordinated convertible debt                   1,740,038      1,740,038
Dilutive potential common shares                1,764,401      2,039,918
Weighted average shares outstanding for
 diluted earnings per share                     9,549,557      9,636,323


               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in the 1999 Form 10-K should be read in conjunction with both sets of consolidated financial statements.

FIRST THREE MONTHS OF 2000 COMPARED WITH THE FIRST THREE MONTHS OF 1999:

The following tables and narratives summarize the results of operations by operating segment.

                                                     Three Months Ended
                                                           March 31
                                                    2000             1999

                                                    (Dollars in thousands)
Operating income before income taxes:
Domestic operations                              $   1,768        $1,312
International operations                               445           271

Consolidated operating income before income taxes    2,213         1,583

Applicable income taxes related to operating income    585           308

Consolidated operating income after taxes         $   1,628     $  1,275
Consolidated realized investment gains
 (losses) before income taxes (benefits)              (336)           33
Applicable income taxes (benefits)
  related to realized investment gains (losses)        (73)           11

Consolidated realized investment gains after taxes    (263)           22
Net income                                        $  1,365        $1,297

CONSOLIDATED RESULTS AND ANALYSIS:

SMC's first three months of 2000 operating earnings were $1.6 million, or 20 cents per diluted share, up 28% and 25%, respectively, over the same three month period of 1999. Operating earnings include i) increased net spread revenue from larger inforce business from the sales of recent periods, and ii) higher separate account fees due to an increase in separate account assets for the period. These increases were somewhat offset by unfavorable mortality.










               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________


DOMESTIC OPERATIONS:

                                                     Three Months Ended
                                                           March 31
                                                      2000         1999
                                                    (Dollars in thousands)

Premiums and deposits collected:
Traditional life                               $      3,166     $  3,058

Flexible premium deferred annuities ("FPDA's")       20,744       21,800
Equity-indexed annuities                             17,150       11,196
Other annuities and deposits                          2,599        1,431
Universal and interest-sensitive life                   321          607

   Subtotal - interest sensitive and
     financial products                              40,814       35,034

Total premiums and deposits collected         $      43,980     $ 38,092


Premium income                                $       3,167     $  3,058
Policy income                                         1,907        1,629
Total policy related income                           5,074        4,687

Net investment income                                11,761       10,213
Fees and other income                                 1,338        1,253

Total revenues (a)                                   18,173       16,153


Benefits and claims                                   4,081        3,302
Interest credited on interest sensitive
 annuities and other financial products               6,333        5,836
Amortization                                          1,833        1,501
Other operating expenses                              3,294        3,320
Interest expense and financing costs                    864          882

Total benefits and expenses                          16,405       14,841


Operating income before income taxes                  1,768        1,312

Net realized investment gains (losses)                 (336)          33

Income before income taxes                    $       1,432    $   1,345

(a)Revenues exclude net realized investment gains (losses)

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________

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

In the first three months of 2000 net premium deposits increased $5.8 million or 17%, to $40.8 million. The increase relates to i) an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies and ii) continued expansion of geographical concentration. Equity-indexed products contributed 42% of net premium deposits in the first three months of 2000 compared to 32% in the first three months of 1999.

NET INVESTMENT INCOME includes interest earned on invested assets which fluctuates with changes in i) the amount of average invested assets supporting insurance liabilities and ii) the yield earned on invested assets.

Net investment income in the first three months of 2000 increased $1.5 million or 15%, to $11.8 million. The book value of average invested assets increased by $97.3 million or 16% compared to the first three months of 1999 primarily due to the growth in insurance liabilities from the sale of annuity premium deposits. Net investment income was also positively impacted by an increase in net investment yields for the period.

The net investment yields earned on average invested assets were 7.20% and 7.15% for the first three months of 2000 and 1999, respectively.

POLICY INCOME represents i) mortality charges and administrative fees earned in universal life products and ii) surrender charges earned as a result of terminated universal life and annuity policies.

Policy income increased $.3 million or 17%, to $1.9 million in the first three months 2000. This increase relates to surrender charges received as a result of lowering crediting rates on certain FPDA products, and mortality charges of a new universal life product.

BENEFITS AND CLAIMS include i) paid life insurance claims, ii) benefits from annuity policies that incorporate significant mortality features and iii) changes in future policy reserves. Throughout the Company's history, it has experienced periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claim experience tend to offset periods of lower claims experience. Changes in benefits and claims should be analyzed along with changes in premium income.

Benefits and claims in the first three months of 2000 increased $.8 million, to $4.1 million and includes higher claim experience and the effects of a larger inforce block of business.

INTEREST CREDITED ON INTEREST SENSITIVE ANNUITIES AND  OTHER FINANCIAL PRODUCTS
represents  interest  credited  to  the  FPDA's,  indexed-annuities,   interest
sensitive and other financial products.

In the first three months of 2000 interest credited increased $.5 million or 9%, to $6.3 million due to the growth in insurance liabilities from premium deposit sales in recent periods.

The weighted average credited rates for the first three months of 2000 and 1999 were 4.83% and 4.87%, respectively.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________


AMORTIZATION includes i) amortization related to the present value of polices purchased from acquired insurance business, ii) amortization of deferred policy acquisition costs related to capitalized costs of insurance business sold and iii) amortization of goodwill and organizational costs.

Amortization in the first three months of 2000 increased $.3 million or 22%, to $1.8 million. This increase relates to additional amortization of the present value of future profits and deferred policy acquisition costs due to the recognition of additional profits from purchased insurance business and increased sales of annuity products in recent periods.

OTHER OPERATING EXPENSES consist of general operating expenses, including salaries, and commission expenses, net of deferrable amounts.

Other operating expenses remained relatively flat for the period. Operating efficiencies achieved enabled the company to generate increased revenues without a proportionate increase in other operating expenses.

INTEREST EXPENSE AND FINANCING COSTS represents interest expense incurred and the amortization of related debt issuance costs.

Interest expense and financing costs in the first three months of 2000 reflects a $2.9 million principal payment in March 2000.

 ______________________________________________________________________________

INTERNATIONAL OPERATIONS:


                                             Three Months Ended
                                                   March 31

                                           2000               1999
                                           (Dollars in thousands)

Premiums and deposits collected:
  Traditional life                        $      23        $      6
  Separate account deposit  s                26,966          16,269


   Total premiums and deposits collected  $  26,989        $ 16,275


Premium income                            $      11        $      6
Net investment income                           126             133
Separate account fees                         1,227             921

Total revenues                                1,364           1,060

Benefits and claims                             (26)            (58)
Amortization                                    377             248
Other operating expenses                        568             599

Total benefits and expenses                     919             789

Operating income before income taxes      $     445         $   271

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________


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

NET INVESTMENT INCOME represents income earned on corporate assets such as cash, short-term investments and fixed securities. Net investment income fluctuates with changes in the amount of average invested assets and the yield earned on such invested assets.

Net investment income was $.1 million for each of the three month periods of 2000 and 1999 on average invested assets of approximately $11.0 million.

The net investment yields earned on average invested assets were 4.18% and 4.71% for the first three months of 2000 and 1999, respectively.

FEES FROM SEPARATE ACCOUNTS represents the net fees earned on the various unit-linked products sold and fluctuate in relationship with account assets and the return earned on such assets. Fees include initial set up fees on certain products and annual recurring fees on virtually all products.

Fees from separate accounts for the first three months of 2000 increased $.3 million to $1.2 million. This is due to weighted average assets held in separate accounts increasing by $94.7 million, or 43% for the period. Net deposits from sales of unit-linked products by SMI increased $10.7 million or 66%, to $27.0 million in the first three months of 2000.

AMORTIZATION includes the amortization of deferred acquisition costs, such as commissions and other costs, directly related to selling new business.

Amortization increased $.l million or 52% to $.4 million as a result of additional profits realized from increased unit linked sales of recent periods.

OTHER OPERATING EXPENSES consist of general operating expenses, including salaries, and commission expenses, net of deferrable amounts.

Operating  expenses  remained  relatively  flat  for  the   period.   Operating
efficiencies achieved enabled the company to generate increased revenues without a proportionate increase in other operating expenses.

FOREIGN CURRENCY TRANSLATION: International operations are conducted using foreign currencies, primarily the Luxembourg franc, which are subsequently converted into U.S. dollars using a conversion rate. Although the net impact of this translation is deemed immaterial, individual income statement components from period to period may be impacted from the strengthening and destrengthening of the U.S. dollar.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY OF STANDARD MANAGEMENT (PARENT COMPANY)

Standard Management Corporation ("Standard Management") is a life insurance holding company whose liquidity requirements are met through payments received from its subsidiaries. These payments include i) surplus debenture interest,
ii) dividends, iii) management fees and iv) rental income, which are subject to restrictions under applicable insurance laws and are used to pay operating expenses and meet debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long term debt and equity financing in the capital markets.

GENERAL: On a consolidated GAAP basis SMC reported net cash provided by operations of $2.0 million for the first three months of 2000. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in cash flow of $25.4 million for the first three months of 2000. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

At April 28, 2000, Standard Management had "parent company only" cash and short-term investments of $.5 million. These funds are available to Standard Management for general corporate purposes. Standard Management's annual "parent company only" operating expenses (not including interest expense) were $4.8 million and $3.1 million for 1999 and 1998, respectively.

Standard Management anticipates the available cash from its existing working capital, plus anticipated 2000 dividends, management fees, rental income and interest payments on its surplus debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 2000.

SURPLUS DEBENTURE INTEREST: From the funds borrowed by Standard Management pursuant to the revolving credit agreements ("credit agreement") and the senior subordinated convertible note agreements ("debt agreement') described in Note 2, $27.0 million was loaned to Standard Life Insurance Company of Indiana ("Standard Life") pursuant to unsecured surplus debenture agreements ("surplus debentures") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the March 31, 2000 interest rate of 10.75% continues, Standard Management will receive interest income of $2.9 million from the Surplus Debentures in 2000.

DIVIDENDS: Laws applicable to insurance companies limit dividends from Standard Life to Standard Management. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Standard Life paid a dividend of $2.0 million in first quarter 2000 and has the ability to pay an additional $2.l million in 2000 if necessary.

MANAGEMENT FEES: Pursuant to a management services' agreement, Standard Life paid Standard Management $.9 million for the first three months of 2000 for certain management services related to the production of business and investment of assets. In addition, Dixie National Life Insurance Company ("Dixie Life') paid Standard Life $.3 million in the first three months of 2000 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life.

               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________

EQUIPMENT RENTAL FEES: Standard Management charged subsidiaries $.3 million in the first three months of 2000 for the use of equipment owned by Standard Management.

LIQUIDITY OF INSURANCE OPERATIONS

U.S. INSURANCE OPERATIONS: The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and surplus debenture payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDA's. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best rating (currently rated "B+") and events in the insurance industry that affect policyholders' confidence.

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

Statutory surplus is computed according to rules prescribed by the NAIC, as modified by the Indiana Department of Insurance, or the state in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that:
(i)  acquisition  costs  (primarily  commissions and policy  issue  costs)  and
(ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus ("surplus strain") in the year written for many insurance products. SMC designs its products to minimize such first-year losses, but certain products continue to cause statutory surplus strain in the year written. For each product, SMC controls the amount of net new premiums written to manage the effect of such surplus strain. SMC's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, SMC's U.S. insurance subsidiaries will need to increase statutory surplus. Standard Management may secure additional statutory surplus through various sources such as infusions with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, SMC believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 2000. As of March 31, 2000, Standard Life had statutory capital and surplus for regulatory purposes of $42.0 million. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, the continued reinsurance of a portion of its new business and additional capital contributions by Standard Management. If the need arises for cash that is not readily available, additional liquidity could be obtained from the sale of invested assets.

Effective January 1, 1999 the Company decided to no longer sell new business through Dixie Life. This decision is not expected to have a material effect on operations or financial condition of the Company.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________



INTERNATIONAL  OPERATIONS:   SMI  dividends  are  limited  to  its  accumulated
earnings without regulatory approval. SMC does not anticipate dividends from SMI in 2000.

IMPACT OF YEAR 2000

The Company updated its main operating computer systems in 1995 with Year 2000 ready systems. Since that time the Company has completed modifications or conversions of other portions of its software, hardware and imbedded chip technology so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with such modifications and conversions, the Year 2000 issue will not pose significant operational problems for its computer systems.

FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) general economic conditions and other factors, including prevailing interest rate levels, stock market performance which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies;
(ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity and other factors which may affect the profitability of the Company's insurance products; (v) changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the sale of the Company's products; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products; (viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks and the way they are managed are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 1999, included in the Company's December 31, 1999 Form 10-K. There have been no material changes in 2000 to these risks or the management of such risks.




















               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________



                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission") for information only and not filed.


(b) Reports ON FORM 8-K

No reports on Form 8-K were filed with the Commission in first quarter of 2000.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 12, 2000


STANDARD MANAGEMENT CORPORATION
(Registrant)

By:RONALD D. HUNTER
Ronald D. Hunter
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By:GERALD R. HOCHGESANG
Gerald R. Hochgesang
Senior Vice President and Treasurer
(Chief Accounting Officer)