Form 10-Q
period 2000-06-30
STANDARD MANAGEMENT CORP
filed 2000-08-01
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


         FORM 10-Q


[<check-mark>] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 or

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

9100 Keystone Crossing, Indianapolis, Indiana46240
(Address of principal executive offices)(Zip Code)

                     (317) 574-6200
  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [<check-mark>] No [ ]

As of July 24, 2000, the Registrant  had  7,785,156 shares of
Common Stock outstanding.

                     STANDARD MANAGEMENT CORPORATION

                                  INDEX

                                                             PAGE NUMBER

Part I.FINANCIAL INFORMATION:

Item 1.Financial Statements

Consolidated Balance Sheets --
June  30, 2000 (Unaudited) and December 31, 1999 (Audited)           3

Consolidated Statements of Income --
For the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)4

Consolidated Statements of Shareholders' Equity --
For the Six Months Ended June 30, 2000 and 1999 (Unaudited)          5

Consolidated Statements of Cash Flows --
For the Six Months Ended June 30, 2000 and 1999 (Unaudited)          6

Notes to Consolidated Financial Statements (Unaudited)7 -            8

Item 2.Management's Discussion and Analysis  of  Financial  Condition and
Results of Operations                                                9 - 17

Item 3.Quantitative and Qualitative Disclosures about Market Risk    18

Part II.OTHER INFORMATION:

Item 6.Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                           20

                     PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                         (DOLLARS IN THOUSANDS)

                                                 June 30    December 31
                                                  2000      1999
                                             (Unaudited)    (Audited)
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities, at fair value (amortized cost:
$679,834 in 2000
and $646,284 in 1999)                        $   638,288  $ 606,907
<ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis>
<ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis>
<ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><ellipsis><
ellipsis><ellipsis><ellipsis><ellipsis><ellipsis>..
Equity securities, at fair value (cost: $565 in 2000 and
1999)                                                372        378
Mortgage loans on real estate                      6,763      8,131
Policy loans                                      13,907     14,033
Real estate                                        4,681      3,233
Other invested assets                                775        845
Short-term investments                            24,277     14,976
Total investments                                689,063    648,503
Cash                                               1,953      3,659
Accrued investment income                         11,313     11,105
Amounts due and recoverable from reinsurers       46,234     58,230
Deferred policy acquisition costs                 82,477     67,811
Present value of future profits                   30,171     30,688
Goodwill.                                          5,521      5,636
Other assets                                       6,235      5,372
Assets held in separate accounts                 508,473    319,973
Total assets                                 $ 1,381,440 $1,150,977
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance policy liabilities                 $   773,626 $  727,189
Accounts payable and accrued expenses              7,414      9,076
Notes payable                                     31,600     34,500
Deferred federal income taxes                         --        349
Liabilities related to separate accounts         508,473    319,973
Total liabilities                              1,321,113  1,091,087
Series  A convertible redeemable preferred stock,
par value $100 per share;
Authorized 130,000; 65,300 issued and
outstanding in 1999 and 2000                       6,530      6,530
Shareholders' Equity:
Preferred stock, no par value:
Authorized 870,000 shares; none issued and
 outstanding                                          --         --
Common stock and additional paid in capital,
 no par value:
Authorized 20,000,000 shares; issued 9,038,134
 in 2000 and 1999                                 62,438     62,152
Treasury stock, at cost, 1,252,978 shares
 in 2000 and 1999                                 (6,802)    (6,802)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available
 for sale,net taxes (benefits) of :
 ($8,697) in 2000 and  ($8,196) in 1999          (16,883)   (15,859)
Unrealized gain on other investments, net taxes
of: $8 in 2000 and 1999                                15         15
Foreign currency translation adjustment           (1,808)      (862)
Retained earnings                                 16,837     14,716
  Total shareholders'                             53,797     53,360

Total liabilities and shareholders' equity   $ 1,381,440 $1,150,977

       See accompanying notes to consolidated financial statements.

            STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                Three months ended  Six Months Ended
                                       June 30           June 30
                                      2000    1999   2000    1999
Revenues:
Premium income                     $ 4,482 $ 3,119 $ 7,660  $  6,184
Net investment income               10,124  10,380  22,011    20,725
Net realized investment gains
 (losses)                           (1,819)      7  (2,155)       40
Policy income                        2,105   1,885   4,012     3,514
Negative goodwill amortization         --       --      --        --
Separate account fees                1,253   1,084   2,480     2,005
Fee and other income                 1,472   1,168   2,810     2,421
        Total revenues              17,617  17,643   36,818   34,889
Benefits and expenses:
Benefits and claims                  5,470   4,009    9,525    7,254
Interest credited on interest-
 sensitive annuities and other
 financial products                  4,836   5,746  11,169    11,582
Amortization related to
 operations                          3,110   1,808   5,320     3,557
Amortization related to net
 realized investment loss           (1,100)     --  (1,100)       --
Other operating expenses             3,384   3,376   7,247     7,296
Interest expense and
 financing costs                       824     800   1,687     1,681
Total benefits and expenses         16,524  15,739  33,848    31,370

Income before federal income taxes and
 preferred stock dividends           1,093   1,904   2,970     3,519
Federal income tax expense              85     502     597       821
Net income                           1,008   1,402   2,373     2,698
Preferred stock dividends             (127)   (127)   (253)     (253)
Earnings available to common
 shareholders                       $  881  $1,275  $2,120    $2,445
Earnings per share - basic:
Net income                          $  .13  $  .19  $  .30    $  .35
Preferred stock dividends             (.02)   (.02)   (.03)     (.03)
Earnings available to common
 shareholders                       $  .11  $  .17  $  .27    $  .32
Earnings per share - diluted:
 Net income                         $  .13  $  .17  $  .30    $  .33
 Preferred stock dividends            (.02)   (.01)   (.03)     (.02)
 Earnings available to common
 shareholders                       $  .11  $  .16  $  .27    $  .31

       See accompanying notes to consolidated financial statements.

            STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (UNAUDITED, DOLLARS IN THOUSANDS)
                                      Common
                                      stock and        Accumulated
                                      additional       other
                                      paid-in Treasury comprehensive retained
                               Total  capital  stock   income        earnings
Balance at January 1, 1999   $66,042  $60,586 $(6,220)  $1,687       $9,989
Comprehensive income:
Net income                     2,699                                  2,699
Other comprehensive income:
Change in unrealized gain
 (loss) on securities,net
 taxes (benefits) of ($4,283) (8,091)                   (8,091)
Change in foreign currency,
 net taxes of $0                (737)                     (737)
Other comprehensive income    (8,828)
Comprehensive income          (6,129)

Issuance of common stock
 warrants                        674      674
Treasury stock acquired         (548)            (548)
Reissuance of treasury stock
 in connection with exercise
 of stock options                (24)                                   (24)
Preferred stock dividends       (253)                                  (253)
Balance at June 30, 1999     $59,762  $61,260 $(6,768)  $(7,141)    $12,411

Balance at January 1, 2000   $53,360  $62,152 $(6,802) $(16,706)    $14,716

Comprehensive income:
Net income                     2,373                                  2,373
Other comprehensive income:
Change in unrealized gain
 (loss) on securities, net
 taxes (benefits) of ($501)   (1,024)                    (1,024)
Change in foreign currency,
 net taxes of $0                (945)                      (945)
Other comprehensive income    (1,969)

Comprehensive income             404
Issuance of common stock
 warrants                        286      286
Preferred stock dividends       (253)                                  (253)
Balance at June 30, 2000     $53,797   62,438  $(6,802)  $(18,675)  $16,836

         See accompanying notes to consolidated financial statements.

             STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED, DOLLARS IN THOUSANDS)



                                                      six months Ended
                                                           June 30
                                                        2000      1999

OPERATING ACTIVITIES
Net income                                          $  2,373  $  2,699
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred policy acquisition costs      2,632     1,751
Policy Acquistion costs deferred                     (17,586)  (13,215)
Deferred federal income taxes                           (211)    1,387
Depreciation and amortization                          1,940     1,991
Insurance policy liabilities                          10,083     8,717
Net realized investment gains                          2,155       (40)
Accrued investment income                               (209)     (502)
Other                                                    473      (633)
Net cash provided by operating activities              1,650     2,155

INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases                                         (79,462) (126,908)
   Sales                                              33,566    78,289
   Maturities, calls and redemptions                   9,853    11,355
Short-term investments, net                           (9,723)   (9,550)
Other investments, net                                (3,073)     (922)
Net cash used by investing activities                (48,839)  (47,736)

FINANCING ACTIVITIES
Issuance of common stock, net                            286       673
Borrowings                                                --       300
Repayments on long term debt                          (2,900)     (200)
Premiums received on interest-sensitive annuities
 and other financial products credited to
 policyholder account balances, net of premiums
 ceded                                                91,846    84,574
Return of policyholder account balances on
 interest-sensitive annuities and other
 financial products                                  (43,496)  (45,007)
Purchase of common stock for treasury                     --      (548)
Dividends on preferred stock                            (253)     (253)
Net cash provided by financing activities             45,483    39,539
Net decrease in cash                                  (1,706)   (6,042)
Cash at beginning of period                            3,659    13,591
Cash at end of period                                 $1,953     7,549

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

The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries (the "Company" or "SMC") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company uses significant estimates and assumptions in calculating deferred policy acquistion costs ("DAC"), present value of future profits ("PVP"), goodwill, future policy benefits and deferred federal income taxes. If future experience differs materially from these estimates and assumptions, the Company's financial statements could be affected.

For further information, refer to the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE 2 -- NOTES PAYABLE

Notes payable of the Company are as follows (in thousands):

                                  Interest     June 30   December 31
                                    Rate         2000        1999

Borrowings under revolving credit
 agreements                       10.26%{(1)}   $21,600      $24,500
Senior subordinated convertible
 notes                            10.00%         10,000       10,000
                                                $31,600      $34,500

Current weighted average rate at June 30, 2000.

NOTE 3 -- NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

The components of the balance sheet caption "Unrealized gain (loss) on securities available for sale" in shareholders' equity are summarized as follows (in thousands):
                                                June 30  December 31
                                                  2000      1999
Fair value of securities available for
sale                                       $   638,660   $ 607,285
Amortized cost of securities available
for sale                                       680,399     646,849
Gross unrealized gain (loss) on securities
available for sale                             (41,739)    (39,564)
Adjustments for:
Deferred policy acquisition cost                10,239      10,527
Present value of future profits                  5,920       4,982
Deferred federal income tax liability            8,697       8,196

Net unrealized gain (loss) on securities
 available for sale                        $   (16,883)   ($15,859)


NOTE 4-- EARNINGS PER SHARE


A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

                                     Three Months Ended   Six Months Ended
                                          June 30             June 30
                                       2000       1999      2000      1999
INCOME:
Net income                          $ 1,008     $ 1,402   $ 2,373    $ 2,699
Preferred stock dividends              (127)       (127)     (253)      (253)


Income available to common
 shareholders for basic earnings
 per share                              881       1,275     2,120      2,446

Effect of dilutive securities:
 Interest on subordinated
 convertible debt                        --         250        --        500
Income available to common
 shareholders for diluted earnings
 per share                              881       1,525     2,120      2,946

SHARES:
Weighted average shares outstanding
 for basic earnings per share     7,785,156   7,556,437 7,785,156  7,576,421
Effect of dilutive securities:
Stock options                         1,932     153,668    12,163    160,861
Stock warrants                           --     121,518       985    126,673
Subordinated convertible debt            --   1,740,038        --  1,740,038
Dilutive potential common shares 1,932 2,015,224 13,148 2,027,572 Weighted average shares outstanding
 for diluted earnings per share   7,787,088   9,571,661  7,798,304 9,603,993

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

FIRST SIX MONTHS OF 2000 COMPARED WITH THE FIRST SIX MONTHS OF 1999:

The following tables and narratives summarize the results of operations by operating segment:
                                     Three Months Ended   Six Months Ended
                                           June 30             June 30
                                         2000    1999        2000    1999
                                             (Dollars in thousands)
Operating income before income taxes:
Domestic operations                  $ 1,349   $ 1,529    $ 3,117  $ 2,840
International operations                 463       368        908      639
Consolidated operating income
 before income taxes                   1,812     1,897      4,025    3,479
Applicable income taxes related
 to operating income                     289       500        874      807
Consolidated operating income
 after taxes                           1,523     1,397      3,151    2,672

Consolidated realized investment
 gains (losses) before income taxes     (718)        7     (1,055)      40

Applicable income taxes (benefits)
 related to realized investment
 gains (losses)                          203         2        277       14
Consolidated realized investment
 gains (losses) after taxes (benefits)  (515)        5       (778)      26
Net income                           $ 1,008   $ 1,402    $ 2,373  $ 2,698

CONSOLIDATED RESULTS AND ANALYSIS

SMC's six month 2000 operating earnings were $3.2 million, or 40 cents per diluted share, up 18% and 21%, respectively, over the same six month period of 1999. Operating earnings include i) increased net spread revenue from larger in force business from the sales of recent periods,
ii) higher separate account fees due to an increase in separate account assets for the period and iii) a lower marginal tax rate due to the utiliztion of net operating loss carry forwards. These increases were somewhat offset by unfavorable mortality.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      __________________




DOMESTIC OPERATIONS:


                                 Three Months Ended   Six Months Ended
                                      June 30               June 30

                                    2000      1999      2000     1999
                                          (Dollars in thousands)

Premiums and deposits collected:
Traditional life                   $ 4,477  $ 3,102   $ 7,643  $ 6,160
Flexible premium deferred
 annuities ("FPDA's")               24,564   30,292    45,308   52,091
Equity-indexed annuities            20,777   17,649    37,927   28,845
Other annuities and deposits         5,380    1,437     7,979    2,868
Universal and interest-sensitive
 life                                  319      284       641      891
Subtotal - interest-sensitive and
 other financial products           51,040   49,662    91,855   84,695

Total premiums and deposits
 collected                        $ 55,517 $ 52,764  $ 99,498 $ 90,855

Premium income                    $  4,477 $  3,102  $  7,643 $  6,160
Policy income                        2,105    1,885     4,012    3,514
Total policy related income          6,582    4,987    11,655    9,674
Net investment income               10,005   10,248    21,766   20,461
Fee and other income                 1,472    1,168     2,810    2,421
Total revenues (a)                  18,059   16,403    36,231   32,556

Benefits and claims                  5,496    3,972     9,577    7,275
Interest credited on interest-
sensitive annuities and other
financial products                   4,836    5,746    11,169   11,582
Amortizatin related to operations    2,774    1,571     4,607    3,072
Other operating expenses             2,780    2,785     6,074    6,106
Interest expense and financing costs   824      800     1,687    1,681
Total benefits and expenses         16,710   14,874    33,114   29,716
Operating income before income taxes 1,349 1,529 3,117 2,840 Net realized investment gains
 (losses)                             (718)       7    (1,055)      40

Income before income taxes             631    1,536     2,062    2,880

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

Life premiums were up $1.5 million or 24% in the first six months of 2000, to $7.6 million which is primarily a result of higher first year and renewal traditional life premiums.

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

In the first six months of 2000 net premium deposits increased $7.2 million or 8%, to $91.9 million. The increase relates to i) an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, and ii) continued expansion of geographical concentration. Four new equity-indexed products were introduced in the 2000 period. Equity-indexed products contributed 41% of net premium deposits in the first six months of 2000 compared to 34% in the first six months of 1999.

NET INVESTMENT INCOME includes interest earned on invested assets which fluctuates with changes in i) the amount of average invested assets supporting insurance liabilities and ii) the yield earned on invested assets.

Net investment income in the first six months of 2000 increased $1.3 million or 6%, to $21.8 million. Average invested assets at book value increased by $50.0 million or 16% compared to the first six months of 1999 primarily due to the growth in insurance liabilities from the sale of annuity premium deposits. This increase was somewhat offset by the $2.4 million impact from equity-indexed products. See discussion on "Interest credited on interest sensitive annuities and other financial products".

The net investment yields earned on average invested assets, excluding the impact of equity-indexed assets, were 7.15% and 7.08% for the first six months of 2000 and 1999, respectively.

POLICY INCOME represents i) mortality charges and ii) administrative fees earned on universal life products and surrender income earned as a result of terminated life and annuity policies.

Policy  income increased $.5 million or 14%, to $4.0 million in the first
six months  2000.   This  increase  primarily relates to surrender income
received as a result of lowering crediting rates on certain FPDA products.

FEE AND OTHER INCOME consists of recurring fee income related to servicing blocks of business for other insurance companies, experience refunds and commission income.

In the first six months of 2000 fee income increased $.4 million or 16%, to $2.8 million. This increase relates to commission income from the Savers Marketing administrative agreement and the marketing efforts associated with that business.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      __________________



BENEFITS AND CLAIMS include i) paid life insurance claims, ii) benefits from annuity policies that incorporate significant mortality features, and iii) changes in future policy reserves. Throughout the Company's history, it has experienced periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claim experience tend to offset periods of lower claims experience. Changes in benefits and claims should be analyzed along with changes in premium income.

Benefits and claims in the first six months of 2000 increased $2.3 million, to $9.6 million and includes higher claim experience and changes in future policy reserves for higher traditional life premiums.

INTEREST CREDITED ON INTEREST-SENSITIVE ANNUITIES AND OTHER FINANCIAL PRODUCTS represents interest credited to the FPDA's, equity-indexed annuities, interest sensitive and other financial products.

In the first six months of 2000 interest credited declined by $.4 million or 4%, to $11.2 million due to a $.6 million impact of equity-indexed products. This expense was also impacted by interest credited on insurance liabilities from sales in recent periods.

The weighted average credited rates, excluding the impact of equity-indexed liabilities, for the first six months of 2000 and 1999 were 4.93% and 4.92%, respectively.

AMORTIZATION includes i) amortization related to the present value of polices purchased from acquired insurance businesss, ii) amortization of deferred policy acquisition costs and iii)amortization of goodwill and organizational costs.

Amortization in the first six months of 2000 increased $1.5 million or 50%, to $4.6 million. The increased amortization was due to i) .7 million of amortization in connection with production of new business, ii) increased surrender income that resulted in approximately $.4 million of additional amortization, and iii) $.3 million of amortization related to purchased insurance business.

NET REALIZED INVESTMENT GAINS (LOSSES) fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment which provides opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield. Net realized investment gains (losses) can affect the timing of the amortization of deferred acquistion costs and the amortization of the present value of future profits.

Net realized investment losses for the first six months of 2000 were $1.1 million which is reduced by $1.1 million of deferred acquisition cost amortization. Realized losses primarily resulted from the default status of debt securities issued by Laidlaw, Inc.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      __________________



INTERNATIONAL OPERATIONS:

                               Three Months Ended  Six Months Ended
                                     June 30           June 30
                                 2000      1999      2000     1999
                                       (Dollars in thousands)

Premiums and deposits collected:
Traditional life              $     5    $   17    $    17  $    24
Separate account deposits      65,267     9,152     92,233   25,421
Total premiums and deposits
 collected                     65,272     9,169     92,250   25,445

Premium income                      5        17         17       24
Net investment income             119       132        245      264
Separate account fees           1,253     1,084      2,480    2,005
Total revenues                  1,377     1,233      2,742    2,293

Benefits and claims               (26)       37        (52)     (21)
Amortization related to
 operations                       336       237        713      485
Other operating expenses          604       591      1,173    1,190

Total benefits and expenses       914       865      1,834    1,654

Operating income before
 income taxes                     463       368        908      639

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

Net investment income was $.3 million for each of the six-month periods of 2000 and 1999 on average invested assets of approximately $11.0 million.

The net investment yields earned on average invested assets were 4.63% and 4.85% for the first six months of 2000 and 1999, respectively.

FEES FROM SEPARATE ACCOUNTS represents the net fees earned on the various unit-linked products sold and fluctuate in relationship with account assets and the return earned on such assets. Fees include initial set up fees on certain products and annual recurring fees on virtually all products.

Fees from separate accounts for the first six months of 2000 increased 78% to $2.5 million. This is due to weighted average assets held in separate accounts increasing by $192.6 million, or 92% for the period. Actual separate account assets increased $290.4 million or 133%, to $508.5 million for the twelve months ending June 30, 2000. Net deposits from sales of unit-linked products by SMI increased $66.8 million or 263%, to $92.2 million.

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

GENERAL: On a consolidated GAAP basis SMC reported net cash provided by operations of $1.7 million for the first six months of 2000. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $50.0 million for the first six months of 2000. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

At July 24, 2000, Standard Management had "parent company only" cash and short-term investments of $.5 million. These funds are available to Standard Management for general corporate purposes. Standard Management's annual "parent company only" operating expenses (not including interest expense) were $4.8 million and $3.1 million for 1999 and 1998, respectively.

Standard Management anticipates the available cash from its existing working capital, plus anticipated 2000 dividends, management fees, rental income and interest payments on its surplus debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 2000.

SURPLUS DEBENTURE INTEREST. From the funds borrowed by Standard Management pursuant to the revolving credit agreements ("credit agreement") and the senior subordinated convertible note agreements ("debt agreement') described in Note 3, $27.0 million was loaned to Standard Life pursuant to unsecured surplus debenture agreements ("surplus debentures") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the June 30, 2000 interest rate of 11.5% continues, Standard Management will receive interest income of $3 million from the surplus debentures in 2000.

DIVIDENDS. Laws applicable to insurance companies limit dividends from Standard Life to Standard Management. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of (i) net gain from operations or (ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Standard Life paid a dividend of $2.0 million in the first quarter 2000 and has the ability to pay an additional $2.1 million in 2000 if necessary.

MANAGEMENT FEES. Pursuant to a management services agreement, Standard Life paid Standard Management $2.4 million for the first six months of 2000 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie National Life Insurance Company ("Dixie Life') paid Standard Life $.6 million in the first six months of 2000 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      __________________



EQUIPMENT RENTAL FEES. Standard Management charged its subsidiaries $.6 million in the first six months of 2000 for the use of equipment owned by Standard Management.

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

Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 2000. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits, the continued reinsurance of a portion of its new business and additional capital contributions by Standard Management. If the needrises for cash that is not readily available, additional liquidity could be obtained from the sale of invested assets.

Effective  January 1, 1999 the Company decided  to  no  longer  sell  new
business through  Dixie  Life.   This  decision is not expected to have a
material effect on operations or financial condition of the Company.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      __________________




INTERNATIONAL OPERATIONS. SMI dividends are limited to its accumulated earnings without regulatory approval and no dividends are anticipated from these companies in 2000.

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

FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv)mortality, morbidity and other factors which may affect the profitability of the Company's insurance products; (v) changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products;(vi) increasing competition in the sale of the Company's products; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale and underwriting and pricing of insurance products; (viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed from time to time in any document incorporated by by reference herein.

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


(b) Reports ON FORM 8-K

No reports on Form 8-K were filed with the Commission in the second quarter of 2000.

         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      __________________



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 1, 2000


STANDARD MANAGEMENT CORPORATION
(Registrant)

By:RONALD D. HUNTER
Ronald D. Hunter
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By:GERALD R. HOCHGESANG
Gerald R. Hochgesang
Senior Vice President and Treasurer
(Chief Accounting Officer)