Form 10-Q
period 2000-09-30
STANDARD MANAGEMENT CORP
filed 2000-11-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


[x]  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED September 30, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of October 31, 2000, the Registrant had 7,580,156 shares of Common Stock outstanding.


STANDARD MANAGEMENT CORPORATION

INDEX

	Page Number

Part I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

Consolidated Balance Sheets --
September 30, 2000 (Unaudited) and December 31, 1999 (Audited)		    3

Consolidated Statements of Income --
For the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited) 4

Consolidated Statements of Shareholders' Equity --
For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)	    5

Consolidated Statements of Cash Flows --
For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)	    6

Notes to Consolidated Financial Statements (Unaudited)			7 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations							9 -17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	   18

Part II.  OTHER INFORMATION:

Item 6.	Exhibits and Reports on Form 8-K				   19

SIGNATURES								   20

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


						September 30	December 31

					  	 2000		    1999

						(Unaudited)      (Audited)
	ASSETS

Investments:
 Securities available for sale:
  Fixed maturity securities, at fair value
  (amortized cost: $709,183 in 2000
  and $646,284 in 1999)			       $  674,027        $  606,907
  Equity securities, at fair value
  (cost: $563 in 2000 and 1999)                       371		378
 Mortgage loans on real estate 			    7,202	      8,131
 Policy loans 					   14,487	     14,033
 Real estate 					    6,495	      3,233
 Other invested assets				      775		845
 Short-term investments 			   15,684	     14,976
  Total investments				  719,041	    648,503
Cash	       					    2,779	      3,659
Accrued investment income			   11,254	     11,105
Amounts due and recoverable from reinsurers	   48,416	     58,230
Deferred policy acquisition costs		   87,332	     67,811
Present value of future profits			   28,754	     30,688
Goodwill.					    5,458	      5,636
Other assets					    7,345	      5,372
Assets held in separate accounts		  529,657	    319,973
  Total assets				      $ 1,440,036      $  1,150,977


	LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Insurance policy liabilities		       $  807,766        $  727,189
 Accounts payable and accrued expenses		    6,479	      9,076
 Notes payable					   30,800	     34,500
 Deferred federal income taxes			    1,417		349
 Liabilities related to separate accounts	  529,657	    319,973
   Total liabilities				1,376,119	  1,091,087

Series A convertible redeemable preferred stock,
 par value $100 per share;
   Authorized 130,000; 65,300 issued and
   outstanding in 1999 and 2000	                    6,530	      6,530

Shareholders' Equity:
 Preferred stock, no par value:
   Authorized 870,000 shares; none issued and
   outstanding					       --		 --
Common stock and additional paid in capital,
 no par value:
  Authorized 20,000,000 shares; issued
  9,038,134 in 2000 and 1999		            62,438           62,152
 Treasury stock, at cost, 1,377,978 in 2000 and
  1,252,978 shares in 1999		            (7,197)	     (6,802)
 Accumulated other comprehensive income:
 Unrealized loss on securities available for sale,
  net tax benefit of: $7,395 in 2000 and $8,196
  in 1999	        			   (14,354)         (15,859)
 Unrealized gain on other investments, net taxes
  of: $7 in 2000 and $8 in 1999 	                13                15
 Foreign currency translation adjustment	   (1,979)	       (862)
Retained earnings	  		           18,466	     14,716
   Total shareholders' equity		           57,387            53,360

Total liabilities and shareholders' equity   $  1,440,036      $  1,150,977

	See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands, Except Per Share Amounts)

					Three Months Ended    Nine Months Ended
					   September 30		September 30
					  2000    1999	       2000     1999

Revenues:
Premium income			      $  4,827 $  3,314	  $  12,487 $  9,498
Net investment income		        11,086   10,269      33,097   30,994
Net realized investment losses		  (272)    (249)     (2,427)    (209)
Policy income			         2,107    1,663       6,120    5,176
Separate account fees		         1,486    1,080       3,965    3,085
Fee and other income		         1,294    1,059	      4,104    3,481
        Total revenues			20,528   17,136      57,346   52,025

Benefits and expenses:
Benefits and claims			 6,151    3,812      15,676   11,066
Interest credited on interest-sensitive
 annuities and other financial products	 5,559    5,141      16,729   16,723
Amortization related to operations	 2,289    1,684       7,608    5,241
Amortization related to net realized
 investment losses	                    -- 	     --      (1,100)      --
Other operating expenses	 	 3,530    3,573      10,777   10,868
Interest expense and financing costs       867      840       2,554    2,521
  Total benefits and expenses	        18,396   15,050      52,244   46,419

Income before federal income taxes and
 preferred stock dividends		 2,132    2,086       5,102    5,606
Federal income tax expense 	           376      782         972    1,604

Net income		    	         1,756    1,304       4,130    4,002
Preferred stock dividends	          (126)    (127)       (380)    (380)
Earnings available to common
 shareholders			      $  1,630 $  1,177    $  3,750 $  3,622

Earnings per share - basic:
Net income			      $     23  $   .17    $     53 $    .53
Preferred stock dividends	          (.02)    (.01)       (.05)    (.05)
Earnings available to common
shareholders	                      $    .21  $   .16    $    .48 $    .48

Earnings per share - diluted:
Net income			      $    .20	$   .16	   $    .51 $    .50
Preferred stock dividends		    --     (.01)       (.04)    (.04)
Earnings available to common
 shareholder            	      $    .20  $   .15    $    .47 $    .46

	See accompanying notes to consolidated financial statements.


STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, Dollars in Thousands)

				Common
				stock and             Accumulated
				additional            other
     				paid-in     Treasury  comprensive  Retained
         		Total	capital      stock     income      earnings

Balance at January 1,
 1999	  	     $ 66,042  $ 60,586    $ (6,220)   $ 1,687       $ 9,989

Comprehensive income:
Net income              4,130					       4,130
Other comprehensive
 income:
Change in unrealized
gain (loss) on securities,
net taxes (benefits)
 of ($6,492)          (12,456)		               (12,456)
Change in foreign
currency, net taxes
of $0	               (1,136)               		(1,136)
Other comprehensive
income	              (13,592)

Comprehensive income   (9,462)

Issuance of common
 stock warrants	          824       824
Treasury stock acquired	 (573)                 (573)
Reissuance of treasury
 stock in connection with
 exercise of stock options(37)					        (37)

Preferred stock dividends(380)					       (380)
Balance at September 30,
1999                 $ 56,414  $ 61,410    $ (6,793) $ (11,905)    $ 13,702

Balance at January 1,
 2000		     $ 53,360  $ 62,152    $ (6,802) $ (16,706)    $ 14,716

Comprehensive income:
Net income	        4,130					      4,130
Other comprehensive income:
Change in unrealized
gain (loss) on
securities, net taxes
(benefits) of $801	1,503  				  1,503
Change in foreign
currency, net taxes
of $0		       (1,117)				 (1,117)
Other comprehensive
 income		          386
Comprehensive income	4,516

Issuance of common
 stock warrants		  286      286
Treasury stock acquired  (395)		       (395)
Preferred stock dividends(380)					       (380)
Balance at September 30,
 2000	             $ 57,387  $ 62,438    $ (7,197)   $ (16,320)  $ 18,466

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

							Nine Months Ended
							   September 30
							2000        1999

Operating Activities
Net income	  				    $  4,130 	$  4,002
Ajustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred policy acquisition cost       4,277	   2,517
Policy acquisition costs deferred		     (25,808)	 (19,895)
Deferred federal income taxes				 267	   1,854
Depreciation and amortization			       2,769	   2,764
Insurance policy liabilities			      15,777	  13,185
Net realized investment losses			       2,427	     209
Accrued investment income				(149)	    (516)
Other						      (1,421)     (1,105)
Net cash provided by operating activities	       2,269       3,015

Investing Activities
Fixed maturity securities available for sale:
Purchases					    (189,553)   (177,894)
Sales						     113,125      99,893
Maturities, calls and redemptions		      10,238      14,756
Short-term investments, net			      (1,473)    (11,738)
Other investments, net				      (4,963)       (978)
Net cash used by investing activities		     (72,626)    (75,961)

Financing Activities
Borrowings		                                  --         300
Repayments on long term debt			      (3,700)       (300)
Premiums received on interest-sensitive annuities
 and other financial products credited to
 policyholder account balances, net of
 premiums ceded					     143,451     126,799
Return of policyholder account balances on
 interest-sensitive annuities and other
financial products				     (69,785)    (63,440)
Purchase of common stock for treasury	 		(395)       (573)
Stock options and warrants                               286	     823
Dividends on preferred stock				(380)       (380)
Net cash provided by financing activities	      69,477      63,229

Net decrease in cash	                                (880)     (9,717)

Cash at beginning of period			       3,659      13,591
Cash at end of period				    $  2,779 	$  3,874


	See accompanying notes to consolidated financial statements

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

The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries (the "Company" or "SMC") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company uses significant estimates and assumptions in calculating deferred policy acquisition costs ("DAC"), present value of future profits ("PVP"), goodwill, future policy benefits, and deferred federal income taxes. If future experience differs materially from these estimates and assumptions, the Company's financial statements could be affected.

For further information, refer to the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K for the year ended December 31, 1999.


Note 2 -- Notes Payable

Notes payable of the Company are as follows (in thousands):

					Interest    September 30  December 31
					Rate           2000           1999

Borrowings under revolving credit
 agreements			        10.31% (1)   $ 20,800      $ 24,500
Senior subordinated convertible notes   10.00%$        10,000      $ 10,000
						     $ 30,800      $ 34,500
(1) Current weighted average rate at September 30, 2000.


Note 3 -- Net Unrealized Loss on Securities Available for Sale


The components of the balance sheet caption "Unrealized loss on securities available for sale" in shareholders' equity are summarized as follows (in thousands):

						    September 30  December 31
						      2000            1999
Fair value of securities available for sale	  $ 674,398	  $ 607,285
Amortized cost of securities available for sale     709,746         646,849
Gross unrealized loss on securities available
for sale					    (35,348)        (39,564)
Adjustments for:
Deferred policy acquisition costs	              8,518	     10,527
Present value of future profits		              5,081	      4,982
Deferred federal income tax benefit	              7,395           8,196
Net unrealized loss on securities available for
sale						  $ (14,354)	  $ (15,859)

Note 4-- Earnings Per Share

A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

					Three Months Ended   Nine Months Ended
					  September 30		September 30
					 2000     1999	       2000     1999

Income:
Net income			      $ 1,756    $ 1,304     $ 4,130   $ 4,002
Preferred stock dividends		 (126)      (127)       (380)     (380)
Income available to common shareholders
for basic earnings per share		1,630      1,177       3,750     3,622

Effect of dilutive securities:

Subordinated convertible debt interest	  250       250		750	   750
Preferred stock dividends                 126        --		 --         --
Income available to common shareholders
for diluted earnings per share	      $ 2,006   $ 1,427      $ 4,500   $ 4,372

Shares:
Weighted average shares outstanding for
 basic earnings per share	    7,763,906 7,575,635    7,778,073 7,576,159

Effect of dilutive securities:
Stock options				   --   120,880	       8,108   147,534
Stock warrants				   --   108,553		 657   120,633
Subordinated convertible debt	    1,740,038 1,740,038    1,740,038 1,740,038
Preferred stock			      768,236	     --           --        --

Dilutive potential common shares    2,508,274 1,969,471    1,748,803 2,008,205
Weighted average shares outstanding
for diluted earnings per share 	   10,272,180 9,545,106    9,526,876 9,584,364


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

First Nine Months of 2000 Compared with the First Nine Months of 1999:

The following tables and narratives summarize the results of operations by operating segment:

					Three Months Ended    Nine Months Ended
					  September 30		September 30
					2000     1999	      2000	1999
	                      		     (Dollars in thousands)

Operating income before income taxes:

Domestic operations	             $ 1,708	$ 2,115     $ 4,824   $ 4,956
International operations                 696        220       1,605       859

Consolidated operating income before
income taxes		               2,404      2,335       6,429     5,815
Applicable income taxes related to
operating income			 427       867	      1,301     1,675
Consolidated operating income after
taxes			               1,977     1,468       5,128      4,140
Consolidated realized investment
losses before income taxes	        (272)     (249)     (1,327)      (209)
Applicable income tax benefits related
to realized investment losses	         (52)      (85)       (329)       (71)

Consolidated realized investment losses
after tax benefits		        (220)     (164)       (998)      (138)

Net income			     $ 1,757   $ 1,304     $ 4,130    $ 4,002

Consolidated Results and Analysis

SMC's nine month 2000 operating earnings were $5.1 million, or $.62 per diluted share, up 24% and 22%, respectively, over the same nine-month period of 1999. Operating earnings include i) increased net spread revenue from larger in force business from the sales of recent periods, ii) higher separate account fees due to an increase in separate account assets for the period and iii) a lower marginal tax rate due to the utilization of net operating loss carryforwards. These increases were somewhat offset by unfavorable mortality. Operating income per share amounts were negatively impacted by the dilution effects of the convertible preferred stock.

Domestic Operations:

				    Three Months Ended	   Nine Months Ended
					September 30          September 30
				    2000       1999	    2000      1999
					   (Dollars in thousands)
Premiums and deposits collected:
Traditional life		 $ 4,815    $ 3,301      $ 12,458   $ 9,461
Flexible premium deferred
annuities ("FPDA's")		  22,737     26,015        68,085    78,107
Equity-indexed annuities	  18,554     13,750        56,481    42,595
Other annuities and deposits	  10,183      1,534        18,162     4,401
Universal and interest-sensitive
life				     101	805	      723     1,696
Subtotal - interest-sensitive and
other financial products	  51,575     42,104       143,451   126,799

Total premiums and deposits
collected	    	        $ 56,390   $ 45,405     $ 155,909 $ 136,260

Premium income 			 $ 4,815    $ 3,301      $ 12,458   $ 9,461
Policy income			   2,107      1,663         6,120     5,176

Total policy related income	   6,922      4,964        18,578    14,637

Net investment income	          10,979     10,148        32,744    30,609
Fee and other income		   1,294      1,059         4,104     3,481

Total revenues (a)	          19,195     16,171        55,426    48,727

Benefits and claims 		   6,126      3,669        15,703    10,944

Interest credited on
interest-sensitive annuities and
other financial products	   5,559      5,141        16,729    16,723
Amortization related to operations 1,986      1,383         6,593     4,455
Other operating expenses	   2,949      3,023	    9,023     9,128
Interest expense and financing
costs				     867        840	    2,554     2,521

Total benefits and expenses	  17,487     14,056        50,602    43,771

Operating income before income
taxes 				   1,708      2,115         4,824     4,956

Realized investment losses, net of
related expenses and amortization   (272)      (249)       (1,327)     (209)

Income before income taxes	 $ 1,436    $ 1,866       $ 3,497   $ 4,747

(a) Revenues exclude net realized investment losses

General: This segment consists of revenues earned and expenses incurred from United States operations which includes deposits from annuity products (primarily FPDA's), equity-indexed products, universal life products and traditional life products. The profitability for this segment is primarily a function of its investment spread earned (i.e. the excess of investment earnings over interest credited on annuity and universal life deposits), persistency of the in-force business,mortality experience and operating expenses. Domestic operations include SMC and its U.S. consolidated subsidiaries.Premium income consists of premiums earned from i) traditional life insurance and ii) annuity business that incorporates significant mortality features.

Life premiums were up $3.0 million or 32% in the first nine months of 2000, to $12.5 million, which is primarily a result of $2.9 million of first year and renewal traditional life premiums and other deposits that incorporate mortality features.Net premium deposits consist of FPDA's, equity-indexed annuities, interest-sensitive annuities and other financial products that do not incorporate significant mortality features. For GAAP these premium deposits are not shown as premium income in the income statement. Furthermore, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

In the first nine months of 2000 net premium deposits increased $16.7 million or 13%, to $143.5 million. The increase relates to i) an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, and ii) continued expansion of geographical concentration.
One new single premium annuity and four new equity-indexed products were introduced in the 2000 period. Equity-indexed products contributed 39% of net premium deposits in the first nine months of 2000 compared to 34% in the first nine months of 1999.

Net investment income includes interest earned on invested assets which fluctuates with changes in i) the amount of average invested assets supporting insurance liabilities and ii) the yield earned on invested assets.

Net investment income in the first nine months of 2000 increased $2.1 million or 7%, to $32.7 million. Invested assets, at book value, increased by $93.3 million or 14% compared to the first nine months of 1999 primarily due to the growth in insurance liabilities from the sale of annuity premium deposits.
This increase was somewhat offset by the $4.3 million from the decline in the
market value of security options supporting equity-indexed products.   Also, see
Interest credited on interest sensitive annuities and other financial products.

The net investment yields earned on average invested assets, excluding the impact of equity-indexed assets, were 7.19% and 7.16% for the first nine months of 2000 and 1999, respectively.

Policy income represents i) mortality charges, ii) administrative fees earned on universal life products and iii) surrender income earned as a result of terminated life and annuity policies.

Policy income increased $.9 million or 18%, to $6.1 million in the first nine months 2000. This increase primarily relates to $.9 million of surrender income received as a result of reducing crediting rates on certain FPDA products.

Fee and other income consists of recurring fee income related to servicing blocks of business for other insurance companies, experience refunds and commission income.

In the first nine months of 2000 fee income increased $.6 million or 18%, to
$4.1 million.   This increase includes $.4 million of commission income from administrative agreements.


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

Benefits and claims in the first nine months of 2000 increased $4.8 million, to
15.7 million and includes $2.9 million for changes in future policy reserves for higher traditional life premiums and other deposits that incorporate significant mortality features and $2.1 million of higher claim experience.

Interest credited on interest-sensitive annuities and other financial products represents interest credited to the FPDA's, equity-indexed annuities, interest sensitive and other financial products.

Interest credited was $16.7 million for each of the nine-month periods of 2000 and 1999. Interest credited was also impacted by increased insurance liabilities from sales of recent periods and reduced by $4.0 million as a result of the change in market value of insurance liabilities supporting equity-indexed products.

The weighted average credited rates, excluding the impact of equity-indexed liabilities, for the first nine months of 2000 and 1999 were 4.90% and 4.92%, respectively.

Amortization includes i) amortization related to the present value of polices purchased from acquired insurance business, ii) amortization of deferred policy acquisition costs and iii) amortization of goodwill and organizational costs.

Amortization in the first nine months of 2000 increased $2.1 million or 48%, to $6.6 million. The increased amortization was due to i) $.9 million of amortization in connection with production of new business, ii) increased surrender income that resulted in approximately $.9 million of additional amortization, and iii) $.3 million of amortization related to purchased insurance business.

Realized investment losses, net of related costs and amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment which provides opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the amortization of the present value of future profits.

Realized investment losses, net of related costs and amortization, for the first nine months of 2000 were $1.3 million, which is reduced by $1.1 million of deferred acquisition cost amortization.

International Operations:

				Three Months Ended      Nine Months Ended
				   September 30		   September 30
				2000	   1999		 2000	   1999
					(Dollars in thousands)

Premiums and deposits collected:
Traditional life	     $    12 	$    13		$     29  $    37
Separate account deposits     37,051     17,864          129,284   43,284
Total premiums and deposits
collected	             $37,063    $17,877		$129,313  $43,321

Premium income		     $    12    $    13         $     29  $    37

Net investment income		 107        121              353      385
Separate account fees	       1,486      1,080            3,965    3,085

Total revenues		       1,605      1,214		   4,347    3,507

Benefits and claims		  25        143		     (27)     122

Amortization related to
operations			 303	    301		   1,015      786
Other operating expenses	 581	    550		   1,754    1,740

Total benefits and expenses	 909        994		   2,742     2,648

Operating income before income
taxes		            $   696     $   220         $  1,605   $   859


General: This segment consists of revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on deposits from separate account (unit-linked) products. The profitability of this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and operating expenses. International operations include Standard Management International, S.A. and its non-U.S. consolidated subsidiaries ("SMI").

Net investment income fluctuates with changes in i) the amount of average invested assets and ii) the yield earned on invested assets.

Net investment income was $.4 million for each of the nine-month periods of 2000 and 1999 on average invested assets of approximately $11.0 million.

The net investment yields earned on average invested assets were 4.68% and 4.97% for the first nine months of 2000 and 1999, respectively.

Fees from separate accounts represents the net fees earned on the various unit-linked products sold and fluctuate in relationship with account assets and the return earned on such assets. Fees include initial set up fees on certain products and annual recurring fees on virtually all products.

Fees from separate accounts for the first nine months of 2000 increased 29% to
$4.0 million.   This is due to weighted average assets held in separate accounts increasing by $114.5 million, or 36% for the period. Actual separate account assets increased $209.7 million or 66%, to $529.7 million for the nine months ending September 30, 2000. Net deposits from sales of unit-linked products by SMI increased $86.0 million or 199%, to $129.3 million.

Amortization consists of deferred policy acquisition cost amortization. Amortization increased 29% to $1.0 million, as a result of profit recognition rom increased sales of recent periods.

Benefits and Claims consists of changes in traditional life reserves and premium deficiency reserves.
Benefits and claims for the first nine months of 2000 decreased due to the release of reserves on terminated policies in excess of amounts paid.

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

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

Standard Management is a life insurance holding company whose liquidity requirements are met through payments received from its subsidiaries. These payments include i) interest on surplus debenture, ii) dividends, iii) management fees and iv) rental income, which are subject to restrictions under applicable insurance laws and are used to pay operating expenses and meet debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements, long term debt and equity financing in the capital markets.

General: On a consolidated GAAP basis SMC reported net cash provided by operations of $2.3 million for the first nine months of 2000. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, such funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $75.9 million for the first nine months of 2000. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

At October 31, 2000, Standard Management had "parent company only" cash and short-term investments of $.5 million. These funds are available to Standard Management for general corporate purposes. Standard Management's annual "parent company only" operating expenses (not including interest expense) were $4.8 million and $3.1 million for 1999 and 1998, respectively.

Standard Management anticipates the available cash from its existing working capital, plus anticipated 2000 dividends, management fees, rental income and interest payments on its surplus debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 2000.

Surplus Debenture Interest: From the funds borrowed by Standard Management pursuant to the revolving credit agreements ("credit agreement") and the senior subordinated convertible note agreements ("debt agreement') described in Note 3, $27.0 million was loaned to Standard Life pursuant to unsecured surplus debenture agreements ("surplus debentures") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the September 30, 2000 interest rate of 11.5% continues, Standard Management will receive interest income of $3.0 million from the surplus debentures in 2000.

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

Management Fees:  Pursuant to a management services agreement, Standard
Life paid Standard Management $2.7 million for the first nine months of 2000 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie National Life Insurance Company ("Dixie Life') paid Standard Life $.9 million in the first nine months of 2000 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the Indiana and Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life.

Euipment Rental Fees: Standard Management charged its subsidiaries $.8 million in the first nine months of 2000 for the use of equipment owned by Standard Management.

Liquidity of Insurance Operations

U.S. Insurance Operations: The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and surplus debenture payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income,investment sales and maturities and sales of FPDA's. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best rating (currently rated "B+") and events in the insurance industry that affect policyholders' confidence.

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

International Operations: SMI dividends are limited to its accumulated earnings without regulatory approval and no dividends are anticipated from these companies in 2000.


Subsequent Events:

On October 31, 2000, the Company issued a Senior Subordinated Note due October 31, 2007 in the principal amount of $11 million. The note bears interest equal to i) a fixed rate of 10% per annum; or ii) six month LIBOR plus 150 basis points; whichever is higher. Interest payments are payable in cash semi-annually on April 30 and October 31 of each year. The note may be prepaid in whole or in part at the option of SMC commencing on November 1, 2001 at a redemption price equal to 105% of the principal amount (plus accrued interest) and declining to 100% of the principal amount (plus accrued interest) on November 1, 2005. The note may be prepaid beginning November 1, 2001 at a redemption price equal to 100% of the principal amount (plus accrued interest) under certain limited circumstances. The note is subject to certain restrictions and covenants substantially similar to those in the Amended Credit Agreement. The holder also received a warrant to purchase 220,000 shares of the company's common stock at a purchase price of $4.00 per share for a period of seven years.

The proceeds of the Senior Subordinated Note were used to repay the Senior Subordinated Convertible Notes of $10 million with an insurance company at a redemption price of 105% of the principal balance plus accrued interest.
These notes were convertible at any time at the option of the note holders into SMC common stock at the rate of $5.747 per share or a total of 1,740,038 shares.

Forward-looking Statements

All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to: (i) general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies; (ii) the Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives; (iii) customer response to new products, distribution channels and marketing initiatives; (iv) mortality, morbidity, and other factors which may affect the profitability of the Company's insurance products; (v) changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products; (vi) increasing competition in the sale of the Company's products; (vii) regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products; (viii) the availability and terms of future acquisitions; and (ix) the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.


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


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits
Exhibit 10.55 Senior Subordinated Note dated October 31, 2000 between SMC and Zurich Capital Markets, Inc. in the amount of $11.0 million.

Exhibit 27 Financial Data Schedule, which is submitted electronically pursuant to Regulation S-K to the Securities and Exchange Commission (the "Commission") is for information only and not filed.


(b) Reports on Form 8-K

No reports on Form 8-K were filed with the Commission in the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 13, 2000


	STANDARD MANAGEMENT CORPORATION
	(Registrant)

By:	RONALD D. HUNTER
Ronald D. Hunter
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By: 	GERALD R. HOCHGESANG
Gerald R. Hochgesang
Senior Vice President and Treasurer
(Chief Accounting Officer)