Form 10-K
period 2000-12-31
STANDARD MANAGEMENT CORP
filed 2001-03-30
CIK 853971

UNITED STATES
		 	   SECURITIES AND EXCHANGE COMMISSION
			        WASHINGTON, DC 20549

					   FORM 10-K


  X  	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended DECEMBER 31, 2000 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 2001 as reported on The NASDAQ Stock Market, was approximately $20.0 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001 Registrant had outstanding 7,545,156 shares of Common Stock.

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

SMC is an international financial services holding company that directly and through its subsidiaries develops, markets and administers domestic asset accumulation and international unit-linked assurance products. During 1999 and 2000, SMC has focused on organic growth. In years prior to 1999, a primary component of
SMC's growth related to the acquisition of selected insurance companies and blocks of in force life insurance and annuity businesses. Through its insurance subsidiaries, the Company's operating strategy is to develop profitable products, enhance marketing distribution channels and consolidate and streamline management and administrative functions of acquired companies.

Operating Segments

The Company conducts and manages its business through the following operating segments reflecting the geographical locations of principal insurance subsidiaries:

Domestic Operations includes the following insurance subsidiaries at December 31, 2000:

 Standard Life Insurance Company of Indiana ("Standard Life"), SMC's principal insurance subsidiary, was organized in 1934 as an Indiana domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life offers flexible premium deferred annuities ("FPDA's"), equity-indexed annuities, single premium immediate annuities ("SPIA's"), and traditional and universal life insurance products. Standard Life also generates cash flow and income from closed blocks of in force life insurance and annuities. Standard Life has a rating of B+ (Very Good, Secure) by the rating agency A.M. Best Company, Inc. ("A.M. Best").

 Dixie National Life Insurance Company ("Dixie Life"), a 99.4% owned subsidiary of Standard Life, was organized in 1965 as a Mississippi domiciled life insurer. Dixie Life is licensed in 22 states and administers life insurance products, primarily "burial expense" policies. Effective January 1, 1999, the Company ceased selling new business through Dixie Life. Dixie Life has a rating of "B" ("Adequate") by A.M. Best.

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

International Operations include the following holding company and its two wholly owned insurance subsidiaries at December 31, 2000:

 Standard Management International S.A., a wholly owned subsidiary of SMC, is a holding company organized under Luxembourg law with its registered office in Luxembourg. At December 31, 2000, Standard Management International, S.A. and its subsidiaries ("SMI") had policies in force in over 80 countries. The majority of its business is unit-linked assurance products with a range of policyholder directed investment choices coupled with a small death benefit, sold through its subsidiaries.

 Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") primarily offers unit-linked products throughout the European
Union.

 Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)") primarily offers unit-linked products in markets throughout the world.


The following table sets forth information related to the Company's insurance subsidiaries as of December 31, 2000 (in millions):

				    Statutory	  Adjusted   Capital to
			 	      Assets      Capital   Asset Ratio
Domestic
Standard Life	  	     $  762.5     $ 58.1 	      7.6%
Dixie Life		         35.7        4.2   	     11.8%

International
Premier Life (Bermuda)	   410.3        3.8 	       .9%
Premier Life (Luxembourg)   137.7        6.5    	      4.7%


Marketing

Domestic Marketing

General: The Company's agency force, of approximately 4,000 independent general agents, was organized to provide a lower cost
alternative to the traditional captive agency force.   These
agents distribute a full line of life insurance and annuity products issued by Standard Life. The Company selectively recruits new agents from those formerly associated with companies acquired by SMC.

SMC believes that both agents and policy owners value the service provided by SMC. The Company i) assists agents in submitting and processing policy applications, ii) assists with licensing applications, iii) provides marketing support for its agents, and iv) introduces agents to lead services.

Standard Life offers a full portfolio of life insurance and annuity products selected on the basis of their competitive position, company profitability and likely consumer acceptance. Such portfolio includes FPDA's, equity-indexed annuities, and whole and universal life insurance products.

Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by Standard Life, who performs all policy issuance, underwriting and accounting functions. Standard Life is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 5% of Standard Life's annual sales in 2000, and the top twenty individual agents accounted for approximately 37% of Standard Life's volume in 2000. At December 31, 2000, approximately 66% of
Standard Life's independent agents were located in Indiana, California, Florida, Ohio, Hawaii and North Carolina with the balance distributed across the country. Standard Life is attempting to increase the number and geographic diversity of its agents.

Standard Life does not have exclusive agency agreements with its agents. Therefore, SMC's management believes most of these agents sell similar products for other insurance companies.
This
could result in a sales decline if Standard Life's products were to become relatively less competitive. Standard Life's 2000 FPDA and equity-indexed annuity sales increased partially due to an aggressive marketing campaign targeted to high volume sales agents and marketing companies. Also contributing to the increase in premiums was the continued development of Standard Life's distribution system through an aggressive program aimed at retention of key producers and expanded geographical concentration.

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

Savers Marketing also entered into a three-year marketing and administrative contract ("the Administrative Contract") with QualChoice of North Carolina ("QualChoice") effective October 1, 1998 whereby Savers Marketing is the distribution system for the small group product offered by QualChoice. QualChoice is an HMO in a twenty-county area in the northwestern part of North Carolina offering HMO insurance coverage. Savers Marketing is compensated for this effort with a marketing fee, administrative fee and commission reimbursement for the use of its brokers.

International Marketing

 SMI has designed and launched new single and regular premium products in recent years. It is also in discussions with a number of distribution companies to form alliances to produce tailored products for their markets. Premier Life (Luxembourg) writes business within the European Union and Premier Life (Bermuda) writes international business throughout the world. The primary market for SMI's products is considered to be medium to high net worth individuals who typically have in excess of $100,000 to invest in a single premium policy and medium to high earners who have in excess of $3,000 per annum to invest in a regular premium savings product. The above individuals come from a combination of expatriates, residents of European Union countries and from other targeted areas. The expatriate and European insurance markets are well established and highly competitive with a large number of domestic and international groups operating in, or going into, the same markets as SMI.

SMI's products are distributed through independent agents and stock brokers who have established connections with targeted individuals. SMI is striving to develop into an entrepreneurial-intermediary oriented organization committed to building long term relationships with high quality distributors, thereby creating a niche position. SMI places the same emphasis as SMC's United States ("U.S.") insurance companies on a high level of service to intermediaries and policyholders while striving to achieve low overhead costs. No single agent or broker accounted for more than
12% of SMI's annual sales for 2000, and the top ten agents and/or brokers accounted for approximately 47.6% of annual sales for 2000.

Currently Marketed Products

SMC primarily markets unit-linked policies, FPDA's, equity-indexed annuities, SPIA's, traditional life, universal and interest-sensitive life insurance policies. The following table sets forth the amounts and percentages of net premiums received by
SMC from currently marketed products for the years ended
December
31, 2000, 1999 and 1998, respectively (in thousands).


							Year Ended December 31,

				     2000	 		1999     		 1998
				 Amount	 %	 Amount    %  	 Amount    %
Currently marketed
  products:
 Unit-linked
  products 		$170,514	47.2 $ 55,192 	25.1	$ 42,536  32.5
 FPDA's		       94,699	26.2   98,678	44.9   60,086  45.8
 Equity-indexed
  Annuities	       73,122	20.2	  59,348  27.0	  16,858  12.9
 SPIA's		       21,506	 5.9	   3,162	 1.4	   2,545   1.9
 Universal and
  interest-sensitive
  life		          963	  .3	   2,302	 1.0    5,816   4.4
 Traditional life	     734	  .2	   1,029	  .6	   3,282   2.5
			     $361,538 100.0	$219,711 100.0 $131,123 100.0

The increase in deposits from unit-linked products in 2000 is primarily due to i) strengthening of SMI's distribution system by engaging more, highly productive agents, ii) concentrated marketing efforts in certain European countries, primarily Sweden,
Belgium and Italy, and iii) favorable demand, in general, for investment based products.

Annuity sales increased in 2000 primarily due to the introduction of new products and an increase in the agency base achieved through the recruitment of high volume agents. Also attributable to the annuity sales increase were larger managing general agencies and continued expansion of geographical marketing efforts.

The individual annuity business is a growing segment of the savings and retirement industry, which increased in sales from $49 billion in 1989 to more than $115 billion in 1999. The individual annuity market, which is one of SMC's primary targets, comprises virtually all of its domestic sales and 52% of its total sales. As the 76 million baby boomers born from 1946 through
1964 grow older, demand for insurance products is expected to grow. SMC believes that those seeking adequate retirement incomes will become less dependent on Social Security and their employers' retirement programs and more dependent upon their own financial resources. Annuities currently enjoy an advantage over certain other saving mechanisms because the annuity buyer receives a tax-deferred accrual of interest on the investment during the accumulation period.

SMC's gross domestic sale percentages by U.S. geographical region are summarized as follows:

State				2000		1999		1998

Indiana	 		 	 19%		 15%		 17%
California			 15		 11		  5
Ohio				  	  9		 14		 15
Florida			  	  9		  8		  8
North Carolina		  	  6		  8		 10
Hawaii			  	  6		  5		  7
Wisconsin			  	  4		  2		  2
Michigan			  	  4		  1		  2
All other states (1)	 28		 36		 34
Total			     100%		100%		100%
(1)	No other state had gross sales greater than 4% in 2000.

Domestic Products

FPDA's provide for an initial deposit by the owner and optional additional deposits, the time and amount of which are at the discretion of the owner. Standard Life credits the account of the owner with earnings at interest rates that are revised periodically until the maturity date. This accumulated value is tax deferred. Revisions to interest rates on FPDA's are restricted by an initial crediting rate guaranteed for a specific period of time, usually one year, and a minimum crediting rate guaranteed for the term of the FPDA, which is typically 3%. At maturity, the owner can elect a lump sum cash payment of the accumulated value or one of the various payout options available. Standard Life's FPDA's also typically provide for penalty-free partial withdrawals of up to 10% annually of the accumulation value after the owner has held the FPDA for more than 12 months. In addition, the owner may surrender the FPDA at any time before the maturity date and receive the accumulated value, less any surrender charge then in effect for that contract. To protect holders of FPDA's from a sharp reduction in the credited interest rate after a FPDA is issued, Standard Life permits the FPDA holder of certain annuities to surrender the annuity during a specified period without incurring a surrender charge if the renewal-crediting rate is below a stated level. This stated level of interest is referred to as the "bail-out rate" and is typically below the original crediting rate, but above the minimum guaranteed crediting rate.

As of January 1, 2001, the crediting rates available on Standard Life's currently marketed FPDA's ranged from 5.75% to 12.5%, with most new issues having an interest rate with a one-year guarantee period. A series of annuity products introduced in
2000 have their interest rate guaranteed for an initial period of
5-10 years. After the initial period, the crediting rate may be changed periodically, subject to a minimum guaranteed rate of 3.0%. As of January 1, 2001, interest crediting rates after the initial guarantee period ranged from 4% to 5.5%. The surrender charge is initially 7% to 15% of the contract value depending on the product and decreases over the applicable surrender charge period of five to thirteen years. As of January 1, 2001, the bail-out rate for Standard Life's FPDA's was 4.5%; certain currently marketed products carry a bail out rate for the first two to five years after issuance. As of December 31, 2000, Standard Life had 6,352 currently marketed FPDA contracts in force.

Equity-indexed Annuities. In response to consumers' desire for alternative investment products with returns linked to common stocks, Standard Life introduced a line of equity-indexed annuity products in May 1998. These products accounted for $73.1 million of the total premiums collected in 2000. The annuity's contract value is equal to the premium paid increased for returns based upon a percentage (the "participation rate") of the change in the
Standard & Poor's 500 Index ("S&P's 500 Index") and/or the Dow Jones Industrial Average Index ("DJIA") during each year of its term, subject to a minimum guaranteed value. The Company has the discretionary ability to annually change the participation rate (which currently is 70% plus a first-year "bonus"). The minimum guaranteed values are equal to between 75% and 85% of first year premiums and between 87.5% and 90% of renewal premiums collected for equity-indexed annuities, plus interest credited at an annual rate of 3%. The annuities provide for penalty-free withdrawals of up to 10% in each year after the first year of the annuity's term.
Other withdrawals from the product are subject to a surrender charge. The Company purchases S&P's 500 Index or DJIA Index Call
Options to hedge potential increases to policyholder benefits resulting from increases in the Index to which the product's return is linked. As of December 31, 2000, Standard Life had 4,015 currently marketed equity-indexed contracts.

SPIA's. Standard Life offers two SPIA's whereby an annuitant purchases an immediate annuity with a one-time premium deposit at the time of issuance. Standard Life begins a payout stream shortly after the time of issuance consisting of principal plus accumulated interest credited to the annuity. A new SPIA product was introduced in the first quarter of 2000, which resulted in a 500% increase in sales over 1999 for this line of business. As of
December 31, 2000, Standard Life had 475 currently marketed SPIA contracts in force. Payout is guaranteed until the termination of the contract.

Universal Life. Flexible premium universal life ("FPUL") policies provide for periodic deposits, interest credits to account values and charges to the account values for mortality and administrative costs. As of January 1, 2001, the current interest rate on new sales of FPUL's was 5% to 6% with a guaranteed interest rate of 4%. As of December 31, 2000, Standard Life had 645 currently marketed FPUL policies in force.

Traditional Life. Standard Life offers several types of non-participating traditional life policies, whole life policies with face amounts up to $50,000. Traditional life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The whole life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, whole life policies begin to accrue a cash value, which can be made available to the policyholder net of taxes and withdrawal penalties. The term policy provides benefits only as long as premiums are paid. As of
December 31, 2000, Standard Life had 3,635 currently marketed traditional life policies in force.



International Products

Unit-linked Products. SMI currently writes unit-linked life products, which are similar to U.S. produced variable life products. Separate account assets and liabilities are maintained primarily for the exclusive benefit of universal life contracts and investment contracts of which the majority represents unit-linked business, where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Products include i) single premium unit-linked, publicly traded investments and ii) annual premium unit-linked, publicly traded investments and personal portfolio investments which can be used to place personal assets including private stock and investments with limited markets. Investment income and investment gains and losses within the separate accounts accrue directly to the policyholders. The fees received by SMI for administrative and contract holder maintenance services performed for these separate accounts are included in SMC's statement of operations.

In the past SMI also sold investment contracts, universal life policies, and to a lesser extent, traditional life policies. The investment contracts are mainly short-term single premium endowments or temporary annuities under which fixed benefits are paid to the policyholder. The terms of these contracts are such that SMI has relatively small morbidity or mortality risk. The universal life contracts are mainly regular premium and single premium endowment. The benefits payable to the policyholders are directly linked to the investment performance of the underlying assets.

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

Annuities. SMC's closed blocks of deferred annuities consist primarily of FPDA's and a small amount of single premium deferred annuities ("SPDA's"), which, unlike FPDA's, do not provide for additional deposits. As of January 1, 2001, these deferred annuities had crediting rates ranging from 3.0% to 5.25% and guaranteed minimum crediting rates ranging from 3.0% to 5.0%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. SMC's closed blocks of annuities include payout annuities. Payout annuities consist of those annuities in which benefits are being paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. SMC's crediting rates on payout annuities range from 3.0% to 7.0% and cannot be changed. At December 31, 2000, SMC had 13,374 annuity contracts in force for closed blocks.

Traditional Life. The traditional life policies included in SMC's closed blocks are composed primarily of fixed premium, cash value whole life products. In addition, they include annually renewable term policies as well as five, ten and fifteen year level premium term policies. At December 31, 2000, SMC had 39,317 traditional life policies in force for closed blocks.

Universal Life. Certain closed blocks include universal life business. For this business, SMC credits deposits and interest to account values and charges the account values for mortality and administrative costs. At December 31, 2000, SMC had 11,936 universal life policies in force for the closed block of business.

Refer to "Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations" for a discussion on product profitability.

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

SMC's administrative departments in the United States ("U.S.") use a common integrated system that permits efficiency and cost control. SMC's MIS system services approximately 75,000 active policies at December 31, 2000 and is continually being improved to provide for growth from potential acquisitions and sales.

SMI's administrative and MIS departments in Luxembourg are an autonomous unit from the systems in the U.S. In 2000, SMI integrated an operating system consistent with that used for Domestic operations, in an effort to enhance efficiency and
effectiveness.   Additional system enhancements are in process
and
are expected to be completed in 2001.


Underwriting

Premiums charged on insurance products are based in part on assumptions about the incidence and timing of insurance claims. SMC has adopted and follows underwriting procedures for traditional life and universal life insurance policies. To implement these procedures, SMC employs a professional underwriting staff. All underwriting decisions are made in SMC's home office. To the extent that an applicant does not meet SMC's underwriting standards for issuance of a policy at the standard risk classifications, SMC may rate or decline the application. Underwriting with respect to annuities is minimal.

Traditional underwriting procedures are not applied to policies acquired in blocks. In these cases, SMC reviews the mortality experience for recent years and compares actual experience to that assumed in the actuarial projections for the acquired policies.

Investments

Investment activities are an integral part of SMC's business as the investment income of SMC's insurance subsidiaries is an important part of its total revenues. Profitability is significantly affected by spreads between interest earned on invested assets and rates credited on insurance liabilities. Substantially all credited rates on FPDA's may be changed at least annually. For the year ended December 31, 2000, the weighted average net yield of SMC's investment portfolio was 7.28% and the weighted average interest rate credited on SMC's interest-sensitive liability portfolio, excluding liabilities related to separate accounts and equity indexed annuities, was approximately
4.90% per annum for an average interest spread of 238 basis points at December 31, 2000, compared to 226 basis points at December 31,
1999. The increase in the average interest spread includes lower crediting rates on new and existing FPDA business in order to meet targeted pricing spreads. Increases or decreases in interest rates could increase or decrease the average interest rate spread between investment yields and interest rates credited on insurance liabilities, which in turn could have a beneficial or adverse effect on the future profitability of SMC. Sales of fixed maturity securities that result in investment gains may also tend to decrease future average interest rate spreads. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

SMC balances the duration of its invested assets with the expected duration of benefit payments arising from insurance liabilities. The "duration" of a security is a measure of a security's price sensitivity to changes in market interest rates.
The option adjusted duration of fixed maturity securities and short-term investments for its U.S. insurance subsidiaries was 4.4 and 5.3 at December 31, 2000 and 1999, respectively.

SMC's investment strategy is guided by strategic objectives established by the Investment Committee of the Board of Directors.
SMC's major investment objectives are to: i) ensure adequate safety of investments and protect and enhance capital, ii) maximize after-tax return on investments, iii) match the anticipated duration of investments with the anticipated duration of policy liabilities, and iv) provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment yield.
Consistent with its strategy, SMC invests primarily in securities of the U.S. government and its agencies, investment grade utilities and corporate debt securities and collateralized mortgage obligations ("CMOs"). When opportunities arise, below investment grade securities may be purchased; however, protection against default risk is a primary consideration. SMC has determined it will not invest more than 7% of its bond portfolio in below investment grade securities.

The National Association of Insurance Commissioners ("NAIC") assigns quality ratings and uniform book values to securities called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns ratings to publicly traded and privately-placed securities. The ratings assigned range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality. The following table sets forth the quality of SMC's fixed maturity securities as of December 31, 2000, classified in accordance with the ratings assigned by the
NAIC:

							  Percent of Fixed
NAIC Rating 					Maturity Securities

1					  	           57
2								 37
Investment Grade				      94
3-4								  5
5-6		   						  1
	Total fixed maturity securities    100%


Effective December 1, 2000 Zurich Scudder Investments (formerly known as Scudder
Kemper Investments, Inc.)began managing SMC's domestic fixed maturity securities, subject to the direction of SMC's Investment
Committee. Prior to
December 1, 2000 SMC's domestic invested assets were managed by Conseco
Capital Management, Inc.

Approximately 27% of SMC's fixed maturity securities at December 31, 2000 are comprised of mortgage-backed securities that include CMOs and mortgage-backed pass-through securities. Approximately 4% of the book value of mortgage-backed securities in SMC's portfolio is backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest and 70% are backed by an agency of the U.S. government (although not by the full faith and credit of the U.S. government). SMC closely monitors the market value of all investments within its mortgage-backed portfolio.

The following table summarizes SMC's mortgage-backed securities at December 31, 2000 (in thousands):



								   	  Estimated   Avg.
					    % of		  % of Avg. Life   Term
			  Amoritized Fixed	Fair  Fixed    of     to Final
                    Cost	   Matur- Value Matur- Invest-  Maturity
                            ities	      ities	ment
                                              (In Years)(In Years)
Agency CMOs:
Planned and target
 amortization
 classes  	         $ 32,395  4.4% $ 32,240   4.6%  5.2   21.5
Sequential and
 support classes	       6,118  0.8%    5,950   0.8%  4.8   23.6
	Total		      38,513  5.2%   38,190   5.4%  5.1   21.8

Non-agency CMOs:

 Sequential classes        3,311  0.5%    3,069   0.4%  4.7	  11.8
 Other		           28,191  3.8%   28,493   4.0%  6.3	  23.8

Total CMOs		      70,015  9.5%   69,752   9.8%  5.6   22.2
Non agency CMBS	      17,960  2.4%   16,683   2.3%  4.4	  17.9
Agency mortgage-backed
 pass-through
 securities		     114,915 15.6%  115,955  16.3%  6.5   24.5
	Total mortgage-
	backed
	securities         $202,890 27.5% $202,390  28.4%  6.0	  23.1

The market values for SMC's mortgage-backed securities were determined from broker-dealer markets, internally developed methods and nationally recognized statistical rating organizations.

Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment, which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. SMC has addressed this risk of prepayment risk by investing 18% of its mortgage-backed investment portfolio in planned and target amortization classes. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes"). Mortgage-backed pass-through securities, "sequential" and support class CMOs, which comprised the remaining 82% of the book value of SMC's mortgage-backed securities at December 31, 2000, are more sensitive to this prepayment risk.

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

The reserves in the consolidated financial statements in this report are calculated based on GAAP and differ from those specified by the laws of the various states and recorded in the statutory financial statements of SMC's insurance subsidiaries. These differences arise from the use of different mortality tables and interest rate assumptions, the introduction of lapse assumptions into the reserve calculation and the use of the net level premium reserve method on all insurance business. See Note 1 to the Company's consolidated financial statements for reserve assumptions under GAAP.

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

Reinsurance ceded on life insurance policies to unaffiliated companies by SMC in 2000, 1999 and 1998, excluding financial reinsurance agreements, represented 45.3%, 40.3% and 46.8%, respectively, of gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies by SMC in 2000, 1999 and 1998 represented 8.71%, 9.15%, and 9.42%, respectively, of net combined individual life insurance in force.

The following is reinsurance ceded information for in force life insurance policies at December 31, 2000 (in thousands):

							      % of Total
Insurance Company		Face Value of	Reinsurance
	Reinsurance
				     Life Policies    Ceded
	Recoverable

Lincoln National Life
Insurance Company		$ 184,483		  15.21%		$  1,374

Employers Reinsurance
Corporation	    		  119,815		   9.88%	    	     341

Business Men's Assurance
Company of America	       114,824		   9.47%            413

Reinsured life insurance in force at December 31, 2000 is ceded to insurers rated "A" ("Excellent") or better by A.M.
Best.
SMC historically has not experienced any material losses in collection of reinsurance receivables.

 SMC's largest annuity reinsurer at December 31, 2000, SCOR
Life U.S. Insurance Company ("SCOR Life"), formerly known as Winterthur Life Re Insurance Company, represented $22.7 million, or 55.5% of total reinsurance recoverable and is rated "A+" ("Superior") by A.M. Best. SCOR Life limits dividends and other transfers by Standard Life to SMC or affiliated companies if adjusted surplus is less than 5.5% of admitted assets or $41.9 million at December 31, 2000. SMC no longer cedes its annuity business.

Savers Life issued and marketed Medicare supplement policies in 1998 including the time period from March 12, 1998, the acquisition date of Savers Life, through July 1, 1998, when the Medicare supplement business was sold. In connection with the sale of the Medicare supplement business, Savers Life received an initial statutory ceding allowance of $4.2 million, which was offset by a reserve reduction of $1.6 million and write off of present value of future profits of $2.6 million and resulted in no gain or loss for GAAP. Under the terms of the reinsurance agreement, Standard Life administered the Medicare supplement business through October 1, 1999 in exchange for administrative fee income. The consummation of this transaction resulted in the Company exiting from the Medicare supplement business it acquired with the Savers Life acquisition.


Acquisition Strategy and Recent Acquisitions

A principal component of SMC's strategy is to grow through the acquisition of life insurance companies and blocks of in force life insurance and annuities. SMC regularly investigates acquisition opportunities in the life insurance industry that complement or are otherwise strategically consistent with its existing business. Any decision to acquire a block of business or an insurance company will depend on a favorable evaluation of various factors. SMC believes that availability of blocks of business in the marketplace will continue in response to ongoing industry consolidation, risk-based capital requirements and other regulatory and rating agency concerns. In addition, SMC plans to market annuity and life insurance products directly, as it has done in the past. SMC currently has no plans or commitments to acquire any specific insurance business or other material assets.

SMC has the information systems and administrative capabilities necessary to add additional blocks of business without a proportional increase in operating expenses. In addition, SMC has developed management techniques for reducing or eliminating the expenses of the companies it acquires through the consolidation of their operations with those of SMC. Such techniques include reduction or elimination of overhead, including the acquired company's management, staff and home office, elimination of marketing expenses and, where appropriate, the substitution of Standard Life's distribution network for the acquired company's current distribution system, and the conversion of the acquired company's data processing operations to SMC's system.

SMC typically acquires companies or blocks of business through the purchase or exchange of shares. This method is also used for assumption reinsurance transactions. SMC's future acquisitions may be subject to certain regulatory approvals, policyholder consents and stockholder approval.

The following is a list of SMC's most recent acquisitions and the terms under which they were purchased (in millions):



							Purchase Price
							       Acquisition
Company			SMC Stock	 	 Cash      Costs
	Total

Savers Life		  $ 14.9		$ 2.2	    $ 1.5	    $ 18.6

Midwestern Life
Insurance Company of
Ohio ("Midwestern
Life")			     4.6      	  8.9            .6	      14.1



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

Competition

The life insurance industry is highly competitive and consists of a large number of both stock and mutual insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by SMC. There are approximately 2,000 life insurance companies in the United States, which may offer insurance products similar to those marketed by SMC. Competition within the life insurance industry occurs on the basis of, among other things, i) product features such as price and interest rates, ii) perceived financial stability of the insurer, iii) policyholder service, iv) name recognition, and v) ratings assigned by insurance rating organizations. Additionally, when SMC bids on companies it wishes to acquire, it typically is in competition with other entities.

SMC must also compete with other insurers to attract and retain the allegiance of agents. SMC believes it has been successful in attracting and retaining agents because it has been able to offer competitive products, competitive commission structures, internet based agent services, prompt policy issuance and responsive policyholder service. Because most annuity business written by life companies is through agents, management believes that competition centers more on the strength of the agent relationship rather than on the identity of the insurer.

Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which are marketing insurance products and which offer competing products such as savings accounts and securities.
The Company began distributing annuities through financial institutions as a result of the acquisition of Savers Marketing in
March 1998.  The recent passage, by Congress, of the Gramm-
Leach-
Bliley Financial Services Modernization Act ("GLB Act") has expanded competitive opportunities for non-insurance financial services companies. The full effects of the GLB Act on our competition cannot be predicted with certainty at this time. The unit-linked life insurance market in Europe is highly competitive and consists of many companies domiciled in the United
Kingdom and its offshore centers, as well as many companies in Luxembourg and Ireland, which sell products similar to those of SMI. SMI is able to develop its share of a competitive market by developing strong relationships with investment advisors, brokers, accountants and tax attorneys.

Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. Standard Life and Dixie Life have a rating of "B+" and "B", respectively, by A.M. Best. A rating of
"B+" is assigned by A.M. Best to companies that, in their opinion, have achieved very good overall performance when compared to the standards established by A.M. Best, and have a good ability to meet their obligations to policyholders over a long period of time. A rating of "B" is assigned by A.M. Best to companies that, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Generally, rating agencies base their ratings on information furnished to them by the issuer and on their own investigations, studies and assumptions by the rating agencies.
There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on Standard Life's business, management believes that it is able to compete on the basis of their competitive crediting rates, asset quality, strong relations with its independent agents and the quality of service to its policyholders.

Federal Income Taxation

The life insurance and annuity products marketed and issued by Standard Life generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Life insurance benefits that accrue prior to the death of the policyholder, and annuity benefits, are generally not taxable until paid, and life insurance death benefits are generally exempt from income tax. The tax advantage for life insurance and annuity products is provided in the Internal Revenue Code ("IRC"), and is generally followed in all states and other U.S. taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

SMC and its U.S. non-insurance subsidiaries file a consolidated return for federal income tax purposes and, as of December 31, 2000, have net operating loss carryforwards of approximately $6.3 million, which expire from 2007 to 2018.

In addition, Standard Life and Dixie Life file a consolidated return for federal income tax purposes and at December 31, 2000, have a net operating loss carryforward of approximately $2.2
million, which expires in 2010, 2012 and 2019.   These
carryforwards will be available to reduce taxable income in the Standard Life consolidated return.

SMI is a Luxembourg 1929 holding company, and has a preferential tax status. SMI is completely exempt from corporate income tax, municipal business tax and net capital tax, but is subject to "taxe d'abonnement", levied annually at a rate of 0.2%
of the paid up capital. Premier Life (Bermuda) is exempt from income tax until March 2016 pursuant to a decree from the Minister of Finance. Premier Life (Luxembourg) is subject to Luxembourg income taxation (statutory corporate rate of 37.45%) and a capital tax of approximately 0.5% of its net equity. At December 31, 2000,
Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $.4 million, all of which may be carried forward indefinitely. To the extent that such income is taxable under U.S. law, it will be included in SMC's consolidated return.

Effective January 1, 2000, Standard Management entered into a tax sharing agreement with Savers Marketing and SMI that allocates the consolidated federal income tax liability. In 2000,
Savers Marketing and SMI paid Standard Management $.1 million and
$.9 million, respectively, in accordance with this agreement.

Inflation

The primary direct effect of inflation on SMC is the increase in operating expenses. A large portion of SMC's operating expenses consists of salaries, which are subject to wage increases at least partly affected by the rate of inflation.

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

SMI could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by an independent actuary. In addition, Premier Life's (Luxembourg) stockholder's equity is denominated in
Luxembourg francs. Premier Life (Luxembourg) does not hedge its translation risk because its stockholder's equity will remain in Luxembourg francs for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated. At December 31, 2000, there is a $2.4 million unrealized loss from foreign currency translation.

Due to the nature of unit-linked products issued by SMI, which represent virtually all of the SMI portfolio, the investment risk rests with the policyholder. Investment risk for SMI exists where investment decisions are made with respect to the remaining traditional business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short term investments and fixed maturity securities which are normally bought and/or disposed of only on the advice of independent consulting actuaries who perform an annual exercise comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting material foreign currency mismatches are then covered by buying and/or selling the securities as appropriate.

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

Most states have also enacted legislation regulating insurance holding company activities including acquisitions, extraordinary dividends, terms of surplus debentures, terms of affiliate transactions and other related matters. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain intercompany transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of certain material intercompany transfers of assets within the holding company structure. Recently a number of state regulators have considered or have enacted legislation proposing that change, and in many cases increase, the authority of state agencies to regulate insurance companies and holding companies. For additional information on state laws regulating insurance company subsidiaries, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note
13 to the Company's consolidated financial statements.

Under Indiana insurance law, Standard Life may not enter into certain transactions, including management agreements and service contracts, with members of its insurance holding company system, including Standard Management, unless Standard Life has notified the Indiana Department of Insurance ("IDOI") of its intention to enter into these transactions and the IDOI has not disapproved of them within the period specified by Indiana law. Among other things, these transactions are subject to the requirement that their terms and charges or fees for services performed be fair and reasonable.

The Indiana insurance laws and regulations require that the statutory surplus of Standard Life following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to its financial needs. The IDOI may bring an action to enjoin or rescind the payment of a dividend or distribution by Standard Life that would cause its statutory surplus to be unreasonable or inadequate under this requirement.

Most states, including Indiana, require administrative approval of the acquisition of 10% or more of the outstanding shares of an insurance company incorporated in the state or the acquisition of 10% or more of the outstanding shares of an insurance holding company whose insurance subsidiary is incorporated in the state. The request for approval must be accompanied by detailed information concerning the acquiring parties and the plan of acquisition. The acquisition of 10% of these shares is generally deemed to be the acquisition of "control" for the purpose of the holding company statutes. However, in many states the insurance authorities may find that "control" in fact does or does not exist in circumstances in which a person owns or controls either a lesser or a greater amount of securities.

In some instances state regulatory authorities require deposits of assets for the protection of either policyholders in those states or for all policyholders. At December 31, 2000, securities of $8.4 million or approximately 1% of the book value of SMC's U.S. insurance subsidiaries' invested assets were on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards that the particular state has established. SMI's account assets plus $6.6 million were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws at December 31, 2000.

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

The NAIC, as well as Indiana and Mississippi, have each adopted Risk-Based Capital ("RBC") requirements for life and health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.
State insurance regulators use the RBC requirements as regulatory tools only, which aid in the identification of insurance companies that could potentially lack sufficient capital. Regulatory compliance is determined by a ratio (the "RBC Ratio") of the company's regulatory total adjusted capital to its authorized control level RBC. The two components of the RBC Ratio are defined by the NAIC. The RBC ratios that require corrective action as follows:


Level				RBC Ratio			Corrective Action

Company Action		     1.5 - 2		Company is required to
								submit a plan to improve
								its RBC Ratio

Regulatory Action		1 - 1.5		Regulators will order
								corrective actions

Authorized Control	     0.7 - 1		Regulators are authorized
								to take control of the
								company

Mandatory Control		less than 0.7	Regulators must take over
								the company

At December 31, 2000, the RBC Ratios of Standard Life and
Dixie Life were both at least two and a half times greater than the levels at which company action is required. If these RBC Ratios should decline in the future, those subsidiaries might be subject to increased regulatory supervision and decreased ability to pay dividends, management fees and surplus debenture interest to Standard Management.

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

The statutory filings of SMC's insurance subsidiaries require classifications of investments and the establishment of an Asset Valuation Reserve ("AVR"), designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC.
The AVR consists of two main components: a "default component" to provide for future credit-related losses on fixed income investments and an "equity component" to provide for losses on all types of equity investments, including real estate. The NAIC requires an additional reserve, called the Investment Maintenance
Reserve ("IMR"), which consists of the portion of realized capital gains and losses from the sale of fixed income securities attributable to changes in interest rates. The IMR is required to be amortized against earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. These regulations affect the ability of SMC's insurance subsidiaries to reflect future investment gains and losses in current period statutory earnings and surplus.

The amounts related to AVR and IMR for the insurance
subsidiaries at December 31, 2000 are summarized as follows (in thousands):
					          Maximum
				  AVR		  AVR		  IMR

Standard Life		$2,536	      $7,909	     $11,636
Dixie Life		   232	         432	         160

The annual addition to the AVR for 2000 is 20% of the maximum reserve over the accumulated balance. If the calculated reserve with current year additions exceeds the maximum reserve amount, the reserve is reduced to the maximum amount. For the year ended December 31, 2000, SMC's U.S. subsidiaries each made the required contribution to the AVR.

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

As part of their routine regulatory oversight process, approximately once every three to five years, state insurance departments conduct periodic detailed examinations ("Examinations") of the books, records and accounts of insurance companies domiciled in their states. Standard Life had an Examination during 1996 for the five-year period ended December 31, 1995 and Dixie Life had an examination during 1998 for the three-year period ended December 31, 1997. The final examination reports issued by the Indiana and Mississippi Departments of Insurance did not raise significant issues.

The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business.
 In addition, legislation has been introduced from time to time in recent years, which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. The recently passed GLB Act has left the currently existing regime of state insurance regulation largely intact; however, more comprehensive federal legislation in this area is still being actively considered by Congress.

Employees

As of March 15, 2001, SMC had 149 employees which were comprised of the following: Standard Life - 89 employees, Savers Marketing - 24 employees, SMI - 24 employees (15 of whom are covered by a collective bargaining agreement), and Standard Management - 12 employees. SMC believes that its future success will depend, in part, on its ability to continue to attract and retain highly-skilled technical, marketing, support and management personnel. Management believes that it has excellent relations with its employees.

Item 2.  Properties

Domestic Operations. SMC leases approximately 31,000 square feet in an office building located at 9100 Keystone Crossing, Indianapolis, Indiana, under the terms of a lease, which expires on June 1, 2001. SMC entered into a lease on March 31, 1997, for approximately 16,000 square feet in a warehouse located at 2525 North Shadeland, Indianapolis, Indiana which expires on September 30, 2001.

SMC is in the process of constructing a new domestic home office of 58,000 square feet at 10689 North Pennsylvania Avenue, Indianapolis, Indiana which is projected to be completed in May
2001.

Savers Marketing leases approximately 6,000 square feet in an office building located at 8064 North Point Boulevard, Winston-
Salem, North Carolina, under the terms of a lease, which expires on September 30, 2001.

International Operations. SMI entered into a lease on November 17, 1997 for approximately 4,500 square feet in an office building located at 13A, rue de Bitbourg, L-1273 Luxembourg, Grand
Duchy of Luxembourg which expires on November 16, 2003.

Item 3.  Legal Proceedings

An officer and director of SMC resigned effective April 15, 1997. On June 19, 1997, this former officer commenced an action in the Superior Court of Marion County, Indiana against SMC claiming that his employment agreement contained a provision that would entitle him to receive certain benefits following a termination of his employment with SMC under certain circumstances. This former officer has asserted to SMC that he is entitled to a lump sum termination payment of $1.7 million and liquidated damages not exceeding $3.3 million by virtue of his voluntarily leaving SMC's employment. SMC disputes those claims.
SMC filed its Answer and Counterclaim on September 11, 1997. SMC's investigation since the action was filed revealed a basis for the termination of employment of the former officer for cause relative to after-acquired evidence. On October 14, 1997, the Board of Directors of SMC terminated the former officer for cause effective March 15, 1997. Such termination was argued by SMC as a complete defense to all claims asserted by the former officer. On
January 12, 2001, the trial court ruled on motions for summary judgment filed by both SMC and the former officer. The court ruled that the officer was entitled to a severance benefit in the amount of $.4 million plus interest thereon calculated as of July
15, 1997. The court dismissed all of the former officer's other claims, including his request for additional damages up to $3.3 million. On February 12, 2001, the former officer filed a notice of appeal of the trial court's ruling as to the dismissal of all additional damages, and the former officer is in the process of perfecting the appeal. Currently, SMC plans to cross-appeal the $.4 million in damages awarded, as well as aggressively pursue its counterclaim which is still pending in the trial court. Management believes that the conclusion of such litigation will not have a material adverse effect on SMC's consolidated financial conditions.

In addition, SMC is involved in various legal proceedings in the normal course of business. In most cases, these proceedings involve claims under insurance policies or other contracts of SMC.
 The outcomes of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity, or future results of operations of SMC based on SMC's current understanding of the relevant facts and law.


Item 4.  Submission of Matters to a Vote of Securities Holders

At the Company's Annual Meeting of Stockholders held on June
7, 2000, the following individuals were elected to the Board of
Directors:


						Shares For		Shares
Withheld
Stephen M. Coons			4,955,677				294,558
Martial R. Knieser	      	4,947,863				302,372
P.B. (Pete) Pheffer		     4,945,863				304,372

A total of 5,250,235 shares were present in person or by proxy at the Annual Meeting of Stockholders.

Executive Officers

	The following sets forth information concerning each of SMC's executive officers:

Ronald D. Hunter, 49, Chairman of the Board, Chief Executive
Officer and President of SMC
 Chairman of the Board and Chief Executive Officer of Standard
  Life since 1987
 Held management and sales positions with:
 Conseco, Inc from 1981 to 1986
 Aetna Life & Casualty Company from 1978 to 1981
 United Home Life Insurance Company from 1975 to 1977
 Prudential Life Insurance Company from 1972 to 1975

Raymond J. Ohlson, 50, Executive Vice President, Chief Marketing
Officer and Director of SMC
 President of Standard Life since 1993
 President and Director of Standard Marketing since 1991
 Earned CLU designation in 1980
 Life member of the Million Dollar Round Table

P.B. (Pete) Pheffer, CPA, 50, Executive Vice President, Chief
Financial Officer and Director of SMC
 Senior Vice President -- Chief Financial Officer and
 Treasurer of Jackson National Life Insurance Company from 1994 to
  1996
 Senior Vice President -- Chief Financial Officer of Kemper Life
  Insurance
 Companies from 1992 to 1994
 Received MBA from the University of Chicago in 1988

Stephen M. Coons, 60, Executive Vice President, General Counsel,
Secretary and Director of SMC
 Counsel to the law firm of Coons, Maddox & Koeller from 1993 to
  1995
 Partner with the law firm of Coons & Saint prior to 1993
 Indiana Securities Commissioner from 1978 to 1983
 Practicing law for 30 years

Edward T. Stahl, 54, Executive Vice President, Chief
Administrative Officer and Director of SMC
 Secretary of Standard Life since 1993
 President and Chief Operations Officer of Standard Life from
1988
  to 1993
 Director of Standard Life since 1987
 Served in various capacities in the insurance industry since
1966
  and is a member of several insurance associations


PART II

Item 5.	Market for SMC Common Stock and Related Stockholder
Matters

SMC Common Stock trades on NASDAQ under the symbol "SMAN". The following table sets forth, for the periods indicated, the range of the high and low sales prices of SMC Common Stock as reported by NASDAQ. SMC has never paid cash dividends on its Common Stock.
At the close of business on March 15, 2001 there were approximately 3,000 holders of record of the outstanding shares of
SMC Common Stock. Although SMC Common Stock is traded on NASDAQ, no assurance can be given as to the future price of or the markets for the stock.

                                                     SMC
                                        	    Common Stock
                                   		High			 Low
1999
Quarter ended March 31, 1999				7.125		5.375
Quarter ended June 30, 1999				6.563		5.250
Quarter ended September 30, 1999			6.938		4.656
Quarter ended December 31, 1999			6.219		4.250

2000
Quarter ended March 31, 2000				5.250		4.188
Quarter ended June 30, 2000				4.813		3.063
Quarter ended September 30, 2000			4.000		2.750
Quarter ended December 31, 2000			4.000		2.938


Item 6.	SMC Selected Historical Financial Data (a)
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



                                 Year Ended December 31
                      2000	  1999	 1998       1997   1996
STATEMENT OF
OPERATIONS DATA:

Premium income		$15,470	$13,090  $14,479(f) $7,100 10,468(e)
Investment activity
  Net investment
   Income            43,173    44,821   34,221    29,197   20,871
  Net realized
   investment gains
   (losses)	      (4,492)       78      353       396    1,302
Total revenues		 76,063	 72,963   63,275    46,855   40,205
Interest expense and
 financing costs	  3,417     3,385    2,955     2,381      805
Total benefits and
 expenses			 69,659	 65,565   56,964    43,593 36,670(e)
Income before income
 taxes and
 extraordinary gain
 (loss)		  	  6,404	  7,398    6,311     3,262    3,535
Operating income (b)  7,333	  5,221    4,448     2,384    1,174
Net income		  5,267	  5,272    4,681	 2,645    4,767


PER SHARE DATA:
Operating income (b)    .95	    .69	   .65       .49      .24
Operating income,
 assuming dilution (b)  .89	    .65	   .58       .43	  .21
Net income	         .68       .69      .68       .54      .98
Net income, assuming
 dilution			    .66       .65      .62	   .48      .91
Weighted average
 common shares
 outstanding,
 assuming
 dilution        9,183,949 9,553,731 9,363,763 5,591,217 5,549,057
Book value per
 common share		$  8.34	$  6.85   $ 8.64    $ 8.88   $ 7.95
Book value per common
 share excluding
 unrealized gain (loss)
 on securities
 available for sale	$  9.61	$  8.89   $ 8.43    $ 8.44   $ 8.09
Common shares
 outstanding	  7,545,156 7,785,156 7,641,454 4,876,490 5,024,270
COVERAGE RATIO:

Ratio of earnings
 to total fixed
 charges (c)           2.9X      3.2X     3.1X      2.4X     5.4X

BALANCE SHEET DATA (at
year end):
Invested assets    $760,444  $648,503 $592,123  $398,782 $370,138
Assets held in
 separate accounts  520,439   319,973  190,246   148,064  128,546
Total assets	   1,470,457 1,150,977  956,150   668,992  628,413
Long-term debt,
 notes payable
 and capital
 lease obligations	 31,500    34,500   35,000    26,141   20,697
Preferred stock	  6,530     6,530    6,530        --    1,757
Shareholders' equity 62,899    53,360   66,042    43,313   39,919
Shareholders' equity,
 excluding unrealized
 gain (loss) on
 securities available
 for sale		      72,542    69,219   64,382    41,142   40,665
Ratio of debt to total
 capitalization (d)	     28%       31%      33%       39%      33%

Notes to SMC Selected Historical Financial Data
(Dollars in Thousands, Except Per Share Amounts)


(a)	Comparison of consolidated financial information is
significantly affected by the acquisitions of Dixie Life on October 2, 1995, Shelby Life on November 8, 1996, Savers Life on March 12, 1998, Midwestern Life on October 30, 1998 and the disposal of First International on March 18, 1996. Refer to the notes to the consolidated financial statements in this report for a description of business combinations.

(b)	Operating income represents income before extraordinary
gains
(losses), excluding net realized investment gains (losses) (less income taxes (benefits) and amortization relating to such gains (losses)), and gain on disposal of subsidiary.

(c)	Represents income from continuing operations (including
realized investment gains and (losses)) before income taxes, and extraordinary items plus fixed charges. Fixed charges represent total interest expense.

(d)	Total capitalization is the sum of SMC's debt (long-term
debt, notes payable and capital lease obligations), and redeemable preferred stock and shareholders' equity (excluding unrealized gains and losses.)

(e)	Includes recapture of premiums ceded and an increase in
benefits due to an increase in reserves of $4.2 million due to the termination and recapture of a reinsurance agreement with National Mutual Life Insurance Company.

(f)	Includes Medicare supplement premiums of $6.0 million
related
to the Savers Life acquisition. This business was sold effective July 1, 1998.


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

Forward-looking Statements

All statements, trend analyses, and other information contained in this Annual Report on Form 10-K or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

 General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies.

 The Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

 Customer response to new products, distribution channels and marketing initiatives.

 Mortality, morbidity and other factors which may affect the profitability of the Company's insurance products.

 Changes in the federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products.

 Increasing competition in the sale of the Company's products.

 Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products.

 The availability and terms of future acquisitions.

 The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

General

Product Profitability. Margins on life insurance and annuity products are affected by interest rate fluctuations. Rising interest rates would result in a decline in the market value of assets. However, as there are positive cash flows from renewal premiums, investment income and maturities of existing assets, the need for early disposition of investment assets to meet operating cash flow requirements would be unlikely. Rising interest rates would also result in available cash flows from maturities being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A sharp, sudden rise in the interest rate environment without a concurrent increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of such surrenders would be to reduce earnings over the long term. Earnings in the period of the surrender could increase or decrease depending on whether surrender charges were applicable and whether such charges differed from the write-off of related deferred acquisition costs or present value of future profits.

When interest rates fall, SMC generally attempts to adjust the credited interest rates subject to competitive pressures.
Although
SMC believes that such strategies will continue to permit it to achieve a positive spread, a significant decline in the yield on SMC's investments could adversely affect the results of operations and financial condition of SMC.

The long-term profitability of insurance products depends on the accuracy of the actuarial assumptions that underlie the pricing of such products. Actuarial calculations for such insurance products, and the ultimate profitability of such products, are based on four major factors: i) persistency, ii) mortality, iii) return on cash invested by the insurer during the life of the policy, and iv) expenses of acquiring and administering the policies.

The average expected remaining life of Standard Life's traditional life and annuity business in force at December 31, 2000 was 6.9 years. This calculation was determined based upon SMC's actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

Policyholders sometimes do not pay premiums, thus causing their policies to lapse. For the years 2000, 1999 and 1998 Standard Life experienced total policy lapses of 6.4%, 6.2% and 6.1% of total policies in force at December 31 of each year, respectively. The American Council of Life Insurance 2000 Fact Book reported industry life insurance voluntary termination rates in 1999 of 14.3% for policies in force less than two years, 4.3% for policies in force for two years or more and 5.8% for all policies in force.

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

The percentage of future expected net amortization of the beginning balance of the present value of future profits before the effect of net unrealized gains and losses, based on the present value of future profits at December 31, 2000 and current assumptions as to future events on all policies in force, are expected to be between 8% and 10% in each of the years 2001 through
2005.

SMC used discount rates of 13% and 15% to calculate the present value of future profits of the Savers Life and Midwestern
Life acquisitions, respectively. Each is being amortized over 20 years based on the mix of their respective annuity and life business.

For more information related to Present Value of Future
Profits refer to Note 4 to the Consolidated Financial
Statements.

Deferred Acquisition Costs. Insurance products generate two types of profit streams: i) from the excess of investment income earned over that credited to the policyholder and ii) from the excess of premiums received over costs incurred for policy issuance, administration and mortality. Costs incurred in issuing new policies are deferred and recorded as deferred acquisition costs ("DAC"), which are amortized using present value techniques so that profits are realized in proportion to premium revenue for certain products and estimated gross profits for certain other products. Profits from all of these elements are recognized over the lives of the policies; no profits are recorded at the time the policies are issued.


Amortization of DAC related to operations was $9.7 million, $4.6 million, and $3.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in current year amortization expense resulted primarily from increased amortization of DAC as gross profits from business sold in recent years began to emerge. DAC is generally amortized over the expected lives of the policies, a period of approximately 20 years. Interest is being accumulated at the projected crediting rate on the policies. DAC is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains. The offset to these amounts is recorded directly to shareholders' equity, net of taxes. Future expected amortization of DAC for the next five years before the effect of net realized and unrealized gains and losses, based on DAC at December 31, 2000 and current assumptions, is as follows (in thousands):

                        2001	  2002	  2003	  2004      2005

Gross amortization    $13,793	$13,387	$12,123	$10,736	$9,451
Interest accumulation   5,854	  4,765	  3,870	  3,180    2,612
Net amortization      $ 7,939 $ 8,622	$ 8,253	$ 7,556	$6,839

The amounts included in the foregoing table do not include any amortization of DAC resulting from the sale of new products after
December 31, 2000. Any changes in future annual amortization of this asset are not expected to have a significant effect on results of operations because the amount of amortization is expected to be proportionate to the profits from the produced policies, net of interest on DAC.

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

Accounting for Annuities and Universal and Interest-Sensitive Life Products. The Company primarily accounts for its annuity, universal and interest-sensitive life policy deposits in accordance with Statement of Financial Accounting Standards No. 97
("SFAS No. 97"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments." Under SFAS No. 97,
a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Thereafter, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Revenues for annuities and universal and interest-sensitive life policies, other than certain non-interest sensitive annuities, consist of policy charges for surrenders and partial withdrawals, mortality and administration, and investment income earned. These revenues do not include the annuity, universal and interest-sensitive life policy deposits. Expenses related to these products include interest credited to policyowner account balances, operating costs for policy administration, amortization of DAC and mortality costs in excess of account balances.

Costs relating to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins.
At the time of issuance, the acquisition expenses, approximately 13% of initial annuity premium deposits and 55% of premiums from universal and interest-sensitive life products for SMC, are capitalized as DAC. In accordance with SFAS No. 97, DAC with interest is amortized over the lives of the policies in a constant relationship to the present value of estimated future gross profits.

Accounting for Unit-linked Products. Separate account assets and liabilities are maintained primarily for contracts of which the majority represents unit-linked products where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses accrue directly to these policyholders. SMC earns income from the investment management fee it charges on these unit-linked contracts, which ranges from .8% to 1.2% of the value of the underlying separate accounts.


Results of operations by segment for the three years ended
December 31, 2000:

The following tables and narratives summarize the results of our operations by business segment:

                                     2000        1999		1998
(Dollars in thousands)
Operating income before income taxes:

  Domestic operations		   $   5,440    $   6,054  $  3,700
  International operations	       3,128        1,266     2,258

  Consolidated operating income
   before income taxes 			  8,568        7,320     5,958
  Applicable income taxes related to
   operating income			       1,594        2,099     1,510

    Consolidated operating income
     after taxes				  6,974        5,221     4,448

  Consolidated realized investment
   gains (losses) before income
   taxes    				      (2,164)          78       353

Applicable income taxes (benefits)
 related to realized investment
 gains (losses)	                  (457)          27       120

    Consolidated realized
     investment gains (losses)
     after taxes (benefits)	      (1,707)          51       233

    Net income		             $   5,267    $   5,272   $ 4,681

Consolidated Results and Analysis

				SMC's 2000 operating earnings were $7.3
million, or 89 cents per diluted share, up 40% and 37%, respectively, compared to 1999.
 Operating earnings increased as a result of i) increased net spread revenue due to higher weighted average insurance liabilities from growth in sales in recent periods and ii) increased fees from separate accounts due to higher weighted average separate account liabilities for the period. In addition, operating earnings were favorably impacted by the utilization of net operating loss carryforwards. These increases were somewhat offset by i) unfavorable mortality and ii) increased DAC amortization due to gross profit realization.

SMC's 1999 operating earnings were $5.2 million, or 65 cents per diluted share, up 17% and 12%, respectively, compared to 1998. Operating earnings increased as a result of i) increased net spread revenue due to increases in weighted average insurance liabilities caused by increased sales in recent periods and the acquisition of Savers Life and Midwestern Life, ii) economies of scale achieved through the acquisitions of Savers Life and Midwestern Life, and iii) increased fees from separate accounts due to increases in weighted average separate account liabilities for the period. These increases were somewhat offset by i) the completion of negative goodwill amortization, a nonrecurring item, which contributed $1.4 million or 15 cents per diluted share in the 1998 period, ii) unfavorable mortality, and iii) increased amortization due to profit realization.

Domestic operations:
                                        2000	   1999	  1998
(Dollars in thousands)

Premiums and deposits collected:
  Traditional life	                 $   15,429 $   12,990 $ 8,392
  Medicare supplement	                    --         --   5,992
  Subtotal - traditional and
   Medicare supplement premiums          15,429     12,990  14,384
  FPDA's	                               94,699     98,678  58,072
  Equity-indexed annuities	           73,122     59,348  16,858
  SPIA's and other deposits	           27,802      5,872   3,537
  Universal and interest-sensitive
   life					              866      1,778   3,391

  Subtotal - interest-sensitive and
    other financial products 	          196,489    165,676  81,858

     Total premiums and
      deposits collected	            $  211,918 $  178,666 $96,242

Premium income 			       $   15,429 $   12,990 $14,384
Policy income				            8,204      6,826   6,529

     Total policy related income	      23,633     19,816  20,913

Net investment income			      42,675     44,376  33,721
Fee and other income	                 5,980      4,207   3,068

     Total revenues (a)	                72,288     68,399  57,702

Benefits and claims 	                20,045     14,516  13,310
Interest credited to interest
 sensitive annuities and other
 financial products			           21,080     25,728  19,775
Amortization			                 9,703      6,313   4,755
Other operating expenses	                12,603     12,403  13,207
Interest expense and financing
 costs				                 3,417      3,385   2,955

      Total benefits and expenses	      66,848     62,345  54,002

      Operating income before
       income taxes	                      5,440      6,054   3,700

Net realized investment gains
 (losses), net of related
 amortization	                          (2,164)        78     353

      Income before income taxes     $    3,276 $    6,132 $ 4,053

(a) total revenues exclude net realized investment gains
(losses).

Number of annuity contracts in
 force					           24,216     24,322  20,121
Interest-sensitive annuity and
 other financial products
 reserves, net of reinsurance
 ceded			                 $  695,475 $ 595,388 $506,749
Number of life policies in force	      55,533    61,573   66,412
Life insurance in force, net of
 reinsurance ceded	              $1,042,566 $1,367,533 $1,403,164

General: This segment consists of revenues earned and expenses incurred from U.S. operations which includes deposits and/or income from annuity products (primarily FPDA's), equity-indexed products, SPIA's, universal life products and traditional life products. This segment has been significantly impacted by the acquisitions of Savers Life, effective March 12, 1998, and Midwestern Life, effective October 30, 1998. The profitability for this segment is primarily a function of its investment spread earned (i.e. the excess of investment earnings over interest credited on annuity and universal life deposits), persistency of the in force business, mortality experience and management of operating expenses.

Premium deposits consist of FPDA's, equity-indexed annuities, SPIA's, interest-sensitive annuities and other financial products that do not incorporate significant mortality features. For GAAP these premium deposits are not shown as premium income in the income statement. Furthermore, a change in premium deposits in a single period does not directly cause operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

 Premium deposits for 2000, received from the sale of FPDA's, equity-indexed annuities, interest sensitive annuities and other financial products, increased $30.8 million or 19%, to $196.5 million. The increase relates to i) a continued increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies,
ii) the introduction of a SPIA product that contributed $18.3 million of deposits for the period, and iii) continued momentum of our equity-indexed products which contributed an additional $13.8 million for the period.

 Premium deposits for 1999, received from the sale of FPDA's, Equity-indexed annuities, interest sensitive annuities and other financial products, increased $83.8 million or 102%, to $165.7 million. The increase relates to i) an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, ii) expansion of geographical concentration, iii) the full year impact of an equity-indexed product introduced in 1998, which contributed $46.6 million of deposits for the period, and iv) the introduction of three equity-indexed annuity products in 1999, which contributed $12.7 million of deposits for the period.

Premium income consists of premiums earned from i) traditional life products, ii) annuity business that incorporates significant mortality features, and iii) Medicare supplement premiums for the
1998 period.

 Life premiums were up $2.4 million or 19% in 2000, to $15.4 million, which is primarily the result of $2.4 million of traditional life premiums and other deposits that incorporate mortality features.

 Life premiums were up $4.6 million or 55% in 1999, to $13.0 million. The increase was primarily the result of renewal premiums from Midwestern Life's traditional life block of $3.5 million and first year premiums of existing traditional life products of $.8 million.

 Health premiums for 1998 include $6.0 million of Medicare supplement premiums that were earned from March 12, 1998, the acquisition date of Savers Life, through July 1, 1998, the effective sale date of the Medicare supplement block of business.

Policy income represents i) mortality charges and administrative fees earned on universal life products, and ii) surrender charges earned as a result of terminated universal life and annuity policies.

 During 2000 policy income increased $1.4 million or 20%, to $8.2 million. The increase primarily relates to $1.6 million of surrender income received as a result of i) reducing crediting rates on certain FPDA products and ii) general market conditions.

 During 1999 policy income increased $.3 million or 5%, to $6.8 million. The increase is due to i) mortality charges of a new universal life product and ii) surrender charges on certain FPDA products which is primarily the result of lowering credited rates on those products.

Net investment income includes interest earned on invested assets and fluctuates with changes in i) the amount of average invested assets supporting insurance liabilities, and ii) the average yield earned on those invested assets. Net investment income also fluctuates due to equity-indexed products which are hedged with call options to limit risk against unusually favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially compensated by increases or decreases in the offsetting liability. Refer to "Interest credited to interest sensitive annuities and other financial products" in Item 7.

 During 2000, net investment income decreased $1.7 million or 4%, to $42.7 million. Average invested assets, at book value, increased by $96.2 million or 15% due to the growth in insurance liabilities from premium sales of recent periods. Net investment income was negatively impacted by $7.6 million due to the change in the market value of call options hedging equity-indexed products.

 During 1999, net investment income increased $10.7 million or 32%, to $44.4 million. Average invested assets, at book value, increased by $166.2 million or 27% due to the growth in insurance liabilities from premium sales of recent periods and from the acquisitions of Savers Life and Midwestern Life. Net investment income was favorably impacted by $1.2 million due to the change in the market value of call options hedging equity-indexed products.

 The net investment yield earned on average invested assets was 7.28%, 7.15% and 7.48% for 2000, 1999 and 1998, respectively.
Investment yields fluctuate from period to period primarily due to changes in the general interest rate environment.

Fee and other income consist of fee income related to servicing blocks of business for unaffiliated companies, experience refunds, and commission income.

 During 2000 fee and other income increased $1.8 million or 42%, to $6.0 million. This increase includes i) $1.4 million of commission income from administrative agreements, including the Savers Marketing administrative agreement, and ii) $.4 million of other income related to a recovery under a keyman insurance policy.

 During 1999 fee and other income increased $1.1 million or 37%, to $4.2 million. This increase was due to commission income that related to the Savers Marketing administrative agreement and the marketing efforts associated with the management of that business.

Benefits and claims include i) paid life insurance claims, ii) benefits from annuity policies that incorporate significant mortality features and, iii) changes in future policy reserves. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claim experience tend to offset periods of lower claim experience.

 Benefits and claims in 2000 increased $5.5 million or 38%, to $20.0 million. This increase includes i) additional reserves needed as a result of increased traditional life premiums and other deposits that incorporate mortality features and ii) additional mortality benefits of $1.5 million compared to the 1999 period.

 Benefits and claims in 1999 increased $1.2 million, to $14.5 million. This is due to $6.1 million of claims and benefits resulting from an increase in the average in force life business for the periods due to the acquisitions of Savers Life and
Midwestern Life. This was somewhat offset by the inclusion of $4.9 million of benefits and claims in 1998 results related to the
Medicare supplement business that was sold July, 1998.

Interest credited to interest-sensitive annuities and other financial products represents interest credited to insurance liabilities of the FPDA's, equity-indexed annuities, SPIA's, interest sensitive and other financial products. This expense fluctuates with changes in i) average interest-sensitive insurance liabilities and ii) the average credited rate on those liabilities. Also refer to "Net investment income" in Item 7.

 In 2000, interest credited decreased $4.6 million or 18%, to $21.1 million. This decrease consists of a $7.6 million decline in the market value of liabilities supporting equity-indexed products. This decrease was offset by increased interest credited due to larger average interest sensitive liabilities of $100.1 million or 17% for the period, including a $61.4 million increase from equity-indexed products.

 In 1999, interest credited increased $6.0 million or 30%, to $25.7 million. This increase was due to larger average interest-sensitive insurance liabilities of approximately $124.9 million or 33% for the period, which includes increases of i) $44.1 million from the acquisitions of Savers Life and Midwestern Life, and ii) $40.2 million from equity indexed products. The remaining increase primarily relates to FPDA products. These increases were somewhat offset by a decrease in the average credited rate for the period.

 The weighted average credited rate was 4.90%, 4.89% and 5.25
% in 2000, 1999 and 1998, respectively.

Amortization includes i) amortization related to the present value of polices purchased from acquired insurance business, ii) amortization of deferred acquisition costs related to capitalized costs of insurance business sold, and iii) amortization of goodwill and organizational costs.

 Amortization in 2000 increased $3.4 million or 54%, to $9.7 million. This increase relates to i) additional amortization of deferred acquisition costs, ii) increased business in force, and iii) the recognition of additional profits for the period. Additional profits were recognized from i) the realization of profits from increased sales of annuity products in recent periods and ii) the realization of profits from surrender income of deferred annuities.

 Amortization in 1999 increased $1.6 million or 33%, to $6.3 million. This increase relates to additional amortization of deferred acquisition costs, due to increased business in force, and the recognition of additional profits for the period. Additional profits were recognized from i) the realization of profits from increased sales of annuity products in recent periods, and ii) the realization of profits from the purchased insurance business of Savers Life and Midwestern Life.

Other operating expenses consist of general operating expenses, including salaries, and commission expenses, net of deferrable amounts.

 In 2000 other operating expenses increased $.2 million or 2%, to $12.6 million.

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

 In 2000 interest expense and financing costs remained at $3.4 million. Average borrowings for the period declined $2.7 million, however, they were offset by an increased interest rate for the period.

      In 1999 interest expense and financing costs increased
$.4 million or 15%, to $3.4 million primarily due to increased average borrowings for the period of approximately $5.3 million and an increase in the average interest rate for the period on the revolving line of credit.

Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment which provide opportunities to maximize return on the investment portfolio without adversely affecting the quality and overall yield. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the amortization of the present value of future profits.

Net realized investment losses, net of related costs and amortization, for 2000 were $2.2 million, which is reduced by $2.3 million of deferred acquisition cost amortization. Approximately 68% of the gross losses for 2000 are related to fixed maturity securities that have a decline in fair value that is considered other than temporary. These securities are considered to be in substantive default (i.e. default as to interest and principal). The Company maintains a high quality investment portfolio with 94% of its fixed maturity securities being classified as investment grade securities.

In 1999, net realized investment gains were $.1 million.

International operations:

                                      2000	  1999	  1998
  (Dollars in thousands)

Premiums and deposits collected:
  Traditional life			      $     41   $    100 $     95
  Separate account deposits	       170,514     55,192   42,536

    Total premiums and deposits
      collected				 $170,555   $ 55,292 $ 42,631

Premium income		                $     41   $    100 $     95
Net investment income	                498        445      500
Separate account fees			    7,728      3,941    2,884
Amortization of negative goodwill	       --         --    1,388
Other income				            --	        --      353

    Total revenues	                   8,267      4,486    5,220

Benefits and claims			            35       (140)     (40)
Amortization			              2,061      1,158      658
Other operating expenses	              3,043      2,202    2,344

    Total benefits and expenses	    5,139      3,220    2,962

    Income before income taxes	 $  3,128	  $  1,266 $  2,258

Separate account contracts (1)	    4,989      3,380    3,070

Separate account liabilities (1)	 $520,439	  $319,973 $190,246

(1) Primarily unit-linked products

General: International operations include revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on deposits from unit-linked products. The profitability for this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and management of operating expenses.

Net investment income represents income earned on corporate assets such as cash, short-term investments and fixed securities.

Net investment income was $.5 million and $.4 million in 2000 and 1999, respectively, on average invested assets of $11.7 million and $11.0 million, respectively.

The net yield was 4.24%, 4.06% and 4.74% for 2000, 1999 and
1998, respectively.

Fees from separate accounts fluctuate in relationship to total separate account assets and the fees earned on such assets.

During 2000, fees from separate accounts increased $3.8 million or 96%, to $7.7 million. This increase is primarily due to an increase in the average value of assets held in separate accounts of 82% for the period. Actual separate account assets increased $200.5 million or 63%, to $520.4
million.   Net deposits from SMI's sales of unit-linked
products increased $115.3 million or 209%, to $170.5 million for the period. The increase in deposits is primarily due to
i) strengthening of SMI's distribution system by engaging more, highly productive agents, ii) concentrated marketing efforts in certain European countries, primarily Sweden, Belgium and Italy, and iii) favorable demand, in general, for investment based products.

During 1999, fees from separate accounts increased $1.1 million or 37%, to $3.9 million. This increase is primarily due to an increase in the average value of assets held in separate accounts of 36% for the period. Actual separate account assets increased $129.7 million or 68%, to $320.0
million.   Net deposits from SMI's sales of unit-linked
products increased $12.6 million or 30%, to $55.2 million for
the period.   This increase is due to expanded marketing
efforts, which have generated additional sales in Sweden and Belgium for the period.

Amortization of negative goodwill, which is the amortization of the excess cost of assets acquired over the purchase price paid for SMI in December 1993 of $6.9 million, has been amortized over
5 years at $1.4 million per year and was fully amortized at December 31, 1998.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business.

 Amortization increased $.9 million in 2000 to $2.1 million and increased $.5 million in 1999 to $1.2 million. These increases are due to amortizing deferred acquisition costs associated with increased sales of recent periods.

Other operating expenses consist of recurring general operating expenses and commission expenses, net of deferred amounts.

 Other operating expenses increased $.8 million or 38% in 2000, to $3.0 million primarily due to costs associated with international business growth. The number of separate account contracts administered increased 48% to 4,989 in 2000 and 10% to 3,380 in 1999.

 Other operating expenses declined $.1 million or 6% in 1999 to $2.2 million.

Foreign currency translation comparisons between 2000, 1999 and 1998 are impacted by the strengthening and weakening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg franc. The impact of these translations has not been quantified on individual income statement components.


Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

Standard Management is a financial services holding company whose liquidity requirements are met through payments received from its subsidiaries. These payments include i) surplus debenture interest, ii) dividends, iii) management fees and iv) rental income, which are subject to restrictions under applicable insurance laws and are used to pay operating expenses and meet debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets.

General: On a consolidated GAAP basis SMC reported net cash provided by operations of $.9 million and $2.9 million for 2000 and 1999, respectively. Although deposits received on SMC's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, these funds are available for use by SMC. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $108.2 million and $92.6 million for 2000 and 1999, respectively. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

SMC instituted a program to repurchase its common stock in order to increase the market value of the stock. At December 31,
2000, Standard Management is authorized to repurchase 724,790 additional shares of SMC Common Stock under this program.

At March 15, 2001, Standard Management had "parent company only" cash and short-term investments of $.4 million. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses (not including interest expense) were $4.5 million and $4.7 million for 2000 and 1999, respectively.

In 1998, the Company issued convertible redeemable preferred stock with a stated value of $6.5 million. Proceeds were used to reduce the borrowings from the Amended Credit Agreement. Holders are entitled to receive annual dividends of $7.75 per share. Refer to Notes 7 and 10, respectively, to the consolidated financial statements for additional information.

Standard Management is in the process of constructing a new domestic home office which is projected to be completed in May 2001. The transition to this new facility is not expected to be material to the liquidity and capital resources of the Company.

Standard Management anticipates the available cash from its existing working capital, plus anticipated 2001 dividends, management fees, rental income and interest payments on its surplus debentures receivable will be more than adequate to meet its anticipated "parent company only" cash requirements for 2001.

Surplus Debenture and Notes Payable Interest:

The following are characteristics of the Amended Credit
Agreement at December 31, 2000:

 $20.5 million outstanding balance

 Weighted average interest rate of 9.86%

 Principal payments: $3.2 million due March 2001, $4.3 million due annually thereafter through March 2005

 Subject to restrictions and financial and other covenants

 Interest payments required in 2001 based on December 31, 2000 balances will be $1.8 million

The following are characteristics of the Subordinated Debt
Agreement at December 31, 2000:

 $11.0 million outstanding balance

 Interest rate is greater of i) 10% per annum or ii) six month
 London Inter-Bank Offered Rate ("LIBOR") plus 1.5%

 Due October 2007

 Interest payments required in 2001 based on December 31, 2000 balances will be $1.1 million

Refer to Note 5 to the consolidated financial statements for additional information.


Standard Management loaned $27.0 million to Standard Life pursuant to Unsecured Surplus Debenture Agreements ("surplus debenture") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the IDOI, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the IDOI. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the December 31,
2000 interest rate of 11.50% continues, Standard Management will receive interest income of $3.1 million from the surplus debenture in 2001.

Dividends paid from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the IDOI, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of i) net gain from operations or ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements.
In
2001, Standard Life can pay dividends of approximately $4.4 million without regulatory approval.

Management Fees. Pursuant to a management services agreement, Standard Life paid Standard Management $3.6 million during 2000 and $3.4 million during 1999 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Prior to its merger into Standard Life, Savers Life paid Standard Management $.8 million during 1998 for certain management services pursuant to a management services agreement. In addition, Dixie Life paid Standard Life $1.2 million and $.9 million in 2000 and 1999, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the Indiana and
Mississippi Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life.

Pursuant to the management services agreement, Premier Life (Luxembourg) paid Standard Management $.3 million during 2000 and
$.2 million during 1999 for certain management, technical support and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg).

Equipment Rental Fees. In 2000 and 1999, Standard Management charged subsidiaries $1.1 million and $1.0 million, respectively, for the use of equipment owned by Standard Management.

Liquidity of Insurance Operations

U.S. Insurance Operations. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and surplus debenture interest payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDA's and equity-indexed products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best ratings (currently rated "B+") and events in the industry that affect policyholders' confidence.

The policies and annuities issued by Standard Life contain provisions that allow policyholders to withdraw or surrender their policies under defined circumstances. These policies and annuities generally contain provisions, which apply penalties or otherwise restrict the ability of policyholders to make such withdrawals or surrenders. Standard Life closely monitors the surrender and policy loan activity of its insurance products and manages the composition of its investment portfolios, including liquidity, to ensure it has sufficient cash resources in light of such activity.

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

Statutory surplus is computed according to rules prescribed by the NAIC, as modified by the IDOI, or the state in which the insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: i) acquisition costs (primarily commissions and policy issue costs) and ii) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus ("surplus strain") in the year written for many insurance products. SMC designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, SMC controls the amount of net new premiums written to manage the effect of such surplus strain.
SMC's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, SMC's U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions by Standard Management with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, SMC believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 2001.
 As of December 31, 2000, Standard Life had statutory capital
and
surplus for regulatory purposes of $43.9 million compared to
$43.7
million at December 31, 1999. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to continue to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $95.4 million and $91.4 million for 2000 and 1999, respectively. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

International Operations. SMI dividends are limited to its accumulated earnings without regulatory approval. SMI and Premier
Life (Luxembourg) were not permitted to pay dividends in 2000 and
1999 due to accumulated losses. Premier Life (Bermuda) paid a dividend of $.3 million in 2000 and $.8 million in 1999 to SMI and no dividends in 1998. SMC does not anticipate dividends from SMI in 2001.


Factors That May Affect Future Results
SMC is subject to a number of factors affecting its business, including intense competition in the industry and the ability to attract and retain agents and employees. If SMC is unable to respond appropriately to any of these factors, business and financial results could suffer.

	SMC's operating results are affected by many factors, including, competition, lapse rates, interest rates, maintenance of insurance ratings, governmental regulation and general business conditions, many of which are outside its control.

	SMC operates in a highly competitive environment and is in direct competition with a large number of insurance companies, many of which offer a greater number of products through a greater number of agents and have greater resources. In addition, SMC may be subject, from time to time, to new competition resulting from additional private insurance carriers introducing products similar to those offered by SMC. Moreover, as a result of recent federal legislation, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied, and SMC expects to encounter increased competition from these providers of financial services. This competitive environment could result in lower premiums, loss of sales and reduced profitability.

	SMC's management believes that the ability to compete is dependent upon, among other things, the ability to retain and attract independent general agents to market products and the ability to develop competitive products that also are profitable.
Although management believes that good relationships with our independent general agents exist, competition for those agents among insurance companies is intense. SMC's independent general agents typically represent other insurance companies and may sell products that compete with our products. See "Business of SMC-Competition."

	SMC's success also depends upon the continued contributions of key officers and employees. Should one or more of these individuals leave or otherwise become unavailable to us for any reason, business and results of operations could be materially adversely affected. See "Business of SMC-Employees."

	SMC's success depends on the performance of others.   SMC's
results may be affected by the performance of others because of entering into various arrangements involving other parties. For instance, many products are sold through independent distribution channels and arise from arrangements with unrelated marketing organizations. As with all financial services companies, the ability to conduct business is dependent upon consumer confidence in the industry and its products. Actions of competitors, and financial difficulties of other companies in the industry, could undermine consumer confidence and adversely affect business results.

	Financial results could suffer if our A.M. Best ratings are
downgraded.   Insurers compete with other insurance companies,
financial intermediaries and other institutions on the basis of a number of factors, including the ratings assigned by A.M. Best. Standard Life and Dixie Life have a rating of "B+" and "B," respectively, by A.M. Best. A rating of "B+" is assigned by A.M.
Best to companies that, in their opinion, have achieved very good overall performance when compared to the standards established by
A.M. Best, and have a good ability to meet their obligations to policyholders over a long period of time. A rating of "B" is assigned by A.M. Best to companies that, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves, and the experience and competence of its management.
A.M. Best reviews its ratings of insurance companies from time to time. If the A.M. Best ratings were downgraded, sales of annuity products and life insurance policies could be significantly impacted and the financial condition and results of operations could be materially adversely affected. See "Business of SMC-Competition."

	A tax law change could adversely affect SMC's ability to
compete with non-insurance products.   Under the United States
Internal Revenue Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including SMC, would be adversely affected with respect to their ability to sell these products, and, depending on grandfathering provisions, the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. If the estate tax were eliminated or significantly reduced, the demand for certain life insurance products could be adversely affected. SMC cannot predict what tax initiatives may be enacted which could have an adverse affect on its business.

	Interest-rate fluctuations could negatively affect spread
income.   Significant changes in interest rates expose insurance
companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies. Both rising and declining interest rates can negatively affect spread income. Although
SMC
develops and maintains asset/liability management programs and procedures designed to preserve spread income in rising or falling interest rate environments, changes in interest rates could adversely affect these spreads.

	Financial results could suffer if the value of investments
decreases due to factors beyond SMC's control.   SMC's invested
assets are subject to customary risks of credit defaults and changes in market values. The value of the Company's investment portfolio depends in part on the financial condition of the companies in which it has made investments. Factors that my affect the overall market value of invested assets include interest rate levels, financial market performance, and general economic conditions, as well as particular circumstances affecting the businesses of individual companies.

SMC's reinsurance program is subject to the financial failure of the reinsurer and to market conditions which affect the amount and cost of reinsurance. If a large number of SMC's reinsurers fail or market conditions make it more difficult to reinsure
profitably, SMC financial results could suffer.   SMC is able to
assume insurance risks beyond the level which capital and surplus would support by transferring substantial portions of risks to other, larger insurers through reinsurance contracts. These reinsurance arrangements, which are the usual practice in the insurance industry, leave exposure to credit risk which exists because reinsurance does not fully relieve SMC of liability to insureds for the portion of the risks ceded to reinsurers. Although SMC places reinsurance with reinsurers it believes to be financially stable, a reinsurer's subsequent insolvency or inability to make payments under the terms of a reinsurance treaty could have a materially adverse effect on SMC's financial condition.

Policy claims fluctuate from year to year, and future benefit payments may exceed reserves, which may cause financial results
to suffer.	  Financial results may fluctuate from year to
year due
to fluctuations in policy claims received by subsidiaries. Reserves are established for claims and future policy benefits based on accepted actuarial practices. By care in underwriting new policies and sharing risk with reinsurance companies, SMC has attempted to limit the risk that actual payments for death and other benefits will exceed its reserves. The reserves are, however, only actuarial estimates and it is possible that SMC's claims experience could be worse than anticipated, so that reserves may prove to be insufficient. If this were to happen, it could result in a decline in operating earnings.

SMC could be forced to sell illiquid investments at a loss to cover policyholder withdrawals. Many products allow policyholders and contract holders to withdraw their funds under defined circumstances. SMC manages its liabilities and configures its investment portfolio to provide and maintain sufficient liquidity to support anticipated withdrawal demands, contract benefits and maturities. While a significant amount of liquid assets are owned, certain portions of assets are relatively illiquid. Unanticipated withdrawal or surrender activity could, under some circumstances, compel SMC to dispose of illiquid assets on unfavorable terms, which could have an adverse effect.

Because a significant portion of SMC's annuity contracts are surrenderable, any substantial increase in the level of
surrenders could negatively affect financial results.   As of
February 28, 2001, approximately 91.7% or $598.6 million of annuity contracts in force (measured by statutory reserves) were surrenderable. Approximately 8.3% of those contracts or approximately $54.5 million of annuity contracts in force (measured by statutory reserves) are surrenderable without charge. Changes in prevailing interest rates, ratings or other factors which result in or lead to significant levels of surrenders of existing annuity contracts could have a material adverse effect upon SMC's financial condition and results of operations. Surrenders result in a reduction of invested assets that earn investment income and a reduction of policyholder account balances that credit interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

A stock price decline may limit the ability to raise capital or
consummate acquisitions.   During 1999 and 2000, many financial
services companies, including SMC, experienced a decrease in the market price of their common stock. Although management believes that SMC has sufficient, internally generated cash flow to fund its day-to-day operations, a lower stock price may limit the ability to raise capital to fund other growth opportunities and acquisitions.

SMC's business strategy has in the past and might in the future include the acquisition of other businesses. SMC may not be able to identify appropriate acquisition candidates or properly
integrate their businesses.   From time to time, acquisitions of
other businesses may be considered. Competition for acquisition candidates, which may limit the number of acquisition opportunities, may lead to higher acquisition prices. Also, SMC may not be able to identify, acquire or manage additional businesses profitably or to successfully integrate the acquired businesses. Businesses acquired may have liabilities that SMC underestimated or did not discover during pre-acquisition investigations. Some of the liabilities of the businesses acquired, even if not expressly assumed, may be imposed on SMC as the successor to the business. Further, each acquisition involves a number of other special risks that could cause the acquired business to fail to meet expectations. For example:

the acquired business may not achieve expected results;

key personnel of the acquired business may not be retained;

substantial, unanticipated costs, delays or other operational financial problems may be incurred when the business is integrated with SMC;

management's attention may be diverted; or

management may not be able to manage the combined entity effectively or to make acquisitions and grow our business internally at the same time.

	The timing, size or success of any future acquisitions cannot be predicted, nor the ability to integrate any acquired businesses, or their associated capital requirements. In addition, SMC may not be able to obtain acquisition financing when required, or such financing may only be available on terms and conditions that are unacceptable. SMC's failure to address the above issues, could cause financial results to suffer.

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

SMC expects this trend to continue.

Foreign Currency Risk. SMI policyholders invest in assets denominated in a wide range of currencies. As policyholders are not permitted to invest directly in options, futures and derivatives, their investment and currency risk is limited to premiums they have paid. Although policyholders effectively bear the currency risk, SMI could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. In order to minimize this risk, SMI continually matches the assets and liabilities of the portfolio and the reserves. In addition, Premier Life's (Luxembourg) shareholder's equity is denominated in Luxembourg francs. Premier Life (Luxembourg) does not hedge currency risk because its shareholder's equity will remain in Luxembourg francs for the foreseeable future, thus, no significant realized foreign exchange gains or losses are anticipated. At December 31, 2000, there was a $2.4 million unrealized loss from foreign currency translation.

Euro Currency. Effective January 1, 1999, eleven participating European member union countries established fixed conversion rates between their legal currencies and the Euro. The legal currencies in those countries will continue to be used as legal tender through June 30, 2002. Subsequent to this date, the legal currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. During this three-year dual-currency environment, conversion rates between the legal currencies will no longer be computed directly between one another. Instead, a special "triangulation" procedure must be followed by first converting one legal currency into its euro equivalent and then converting the Euro equivalent into the other legal currency. Although the Company has not initiated an analysis plan for the Euro conversion, SMC does not expect it to have a material impact on its operations or financial condition.

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


	Uncertainties Regarding Intangible Assets.  Included in
SMC's
December 31, 2000 financial statements are certain assets that are primarily valued, for financial statement purposes, on the basis of management assumptions. These assets include items such as:

 deferred acquisition costs;
 present value of future profits;
 costs in excess of net assets acquired; and organization and deferred debt issuance costs.

The value of these assets reflected in the December 31, 2000 balance sheet total $124.6 million or 8.5% of SMC's assets. SMC has established procedures to periodically review the assumptions used to value these assets and determine the need to make adjustments of such values in SMC's consolidated financial statements. SMC has determined that the assumptions used in the initial valuation of the assets are consistent with the current operations of SMC as of December 31, 2000.

Regulatory Environment. Currently, prescribed or permitted statutory accounting principles ("SAP") may vary between states and between companies. The NAIC has completed the process of codifying SAP to promote standardization of methods utilized throughout the industry. Completion of this project might result in changes in statutory accounting practices for SMC's insurance subsidiaries; however, it is not expected that such changes would materially affect SMC's insurance subsidiaries' statutory capital requirements. There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and, therefore, it is not possible to predict the potential effects that any proposed or future legislation may have on the financial condition or operations of the company. See "Business of SMC-Regulatory Factors."


Financial Services Deregulation. The U.S. Congress is currently considering a number of legislative proposals intended to reduce or eliminate restrictions on affiliations among financial services organizations. The recently passed GLB Act would allow banks to own or affiliate with insurers and securities firms. An increased presence of banks in the life insurance and annuity businesses may increase competition in these markets. The
Company cannot predict the impact of these proposals on the earnings of the Company.

Item 7a.     Quantitative and Qualitative Disclosures About
Market
Risk

The Company seeks to invest available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. Many of the Company's products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency. Approximately 86% of the total insurance liabilities at December 31, 2000 had surrender penalties or other restrictions and approximately 4% are not subject to surrender.

The Company also seeks to maximize the total return on its investments through active investment management. Accordingly, the Company has determined that the entire portfolio of fixed maturity securities is available to be sold in response to: i) changes in market interest rates, ii) changes in relative values of individual securities and asset sectors, iii) changes in prepayment risks, iv) changes in credit quality outlook for certain securities, v) liquidity needs, and vi) other factors.

Profitability of many of the Company's products is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2000, the average yield, computed on the cost basis of the investment portfolio, was 7.28%, and the average interest rate credited or accruing to total insurance liabilities was 4.90%, excluding guaranteed interest bonuses for the first year of the annuity contract.

Computer models were used to perform simulations of the cash flows generated from the Company's existing business under various interest rate scenarios. These simulations measured the potential gain or loss in fair value of interest rate-sensitive financial instruments. With such estimates, the Company seeks to closely match the duration of assets to the duration of liabilities. When the estimated duration of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2000, the option adjusted duration of fixed maturity securities and short-term investments were approximately 4.4, and the option adjusted duration of insurance liabilities was approximately 3.9.

If interest rates were to increase by 10% from their December 31, 2000 levels, the Company's fixed maturity securities and short-term investments (net of the corresponding changes in the values of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $17.1 million.

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
Accounting and Financial Disclosure

None.


 PART III

The Registrant will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders,
(the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statements that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

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
Form 8-K

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3)  List of Exhibits:

Exhibit
Number		Description of Document

2.1		Amended and Restated Agreement and Plan of Merger
		dated as of December 9, 1997 among SMC, SAC and Savers Life (incorporated by reference to SMC's Registration Statement on Form S-4 (Registration No. 333-43023)).

2.2		Stock Purchase Agreement dated as of June 4, 1998
		by and among SMC and MC Equities, Inc.
		(incorporated by reference to SMC's Form 8-K
		(Registration No. 0-20882)).

2.3		First Amendment to Stock Purchase Agreement dated
		as of July 1, 1998 by and among SMC and MC
		Equities, Inc. (incorporated by reference to SMC's Form 8-K (Registration No. 0-20882)).

2.4		Second Amendment to Stock Purchase Agreement dated
		as of July 23, 1998 by and among SMC and MC
		Equities, Inc. (incorporated by reference to SMC's Form 8-K (Registration No. 0-20882)).

2.5		Third Amendment to Stock Purchase Agreement dated
		as of October 8, 1998 by and among SMC and MC
		Equities, Inc. (incorporated by reference to SMC's Form 8-K (Registration No. 0-20882)).

3.1		Amended and Restated Articles of Incorporation, as
		amended (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

3.2		Amended and Restated Bylaws of SMC as amended
		(incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to Exhibit 3 of SMC's Quarterly Report on
		Form 10-Q (File No. 0-20882) for the quarter ended
		September 30, 1994).

4.1		Form of Senior Note Agreement Warrant (incorporated
		by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370)).

4.2	     Amended and Restated Registration Rights Agreement
		dated as of April 15, 1997 by and between SMC and Fleet National Bank (incorporated by reference to
SMC's
          Annual Report on Form 10-K (File No. 0-20882)).

4.3 Form of Fleet National Bank Warrant(incorporated by reference to SMC's Annual Report on Form 10-K (File
No.
          0-20882)).

4.4		Form of President's Club Warrant (incorporated by
		reference to SMC's Annual Report on Form 10-K (File
		No. 0-20882)).







Exhibit
Number		Description of Document

10.1		Third Amended and Restated Employment Contract by
		and between SMC and Ronald D. Hunter, dated and effective, as amended, July 1, 1999 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended
		September 30, 1999).

10.2		Third Amended and Restated Employment Contract by
		and between SMC and Edward T. Stahl, dated and effective, as amended, July 1, 1999 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended
		September 30, 1999).

10.3		Third Amended and Restated Employment contract by
		and between SMC and Raymond J. Ohlson, dated and effective, as amended, July 1, 1999 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.4		Second Amended and Restated Employment Contract by
		and between SMC and Stephen M. Coons dated and effective, as amended, July 1, 1999 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.5		Indemnification Agreement between SMC and Stephen M.
		Coons and Coons & Saint, dated August 1, 1991 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.6		Standard Management Corporation Amended and Restated
		1992 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-35447) as filed with the Commission on September 11, 1997.

10.7		Lease by and between Standard Life and WRC
		Properties, Inc., dated February 27, 1991
		(incorporated by reference to SMC's Registration
		Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.8		Management Service Agreement between Standard Life
		and SMC dated August 1, 1992, as amended on January 1, 1997 and as further amended on January
		1, 1999 (incorporated by reference to SMC's Annual Report on Form 10-K (FileNo. 0-20882)).

10.9	     Agreement for Assumption Reinsurance between
		the National Organization Of Life and Health
		Insurance Guaranty Associations and Standard Life, concerning, The Midwest Life Insurance Company In Liquidation effective June 1, 1992 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.10	Reinsurance Agreement between Standard Life and
		Swiss Re Life and Health effective May 1, 1975 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.11	Reinsurance Agreement between Firstmark
		Standard Life Insurance Company and Swiss Re Life and Health effective February 1, 1984 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.12	Reinsurance Contract between First
		International and Standard Life dated July 10, 1992 (incorporated by reference to SMC's Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.13	Amended Reinsurance Agreement between Standard
		Life and Winterthur Life Re Insurance Company effective January 1, 1995 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.14 	Management Service Agreement between Premier Life
		(Luxembourg) and SMC dated September 30, 1994
		(incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1994).





Exhibit
Number		Description of Document

10.15	Assignment of Management Contract dated
		October 2, 1995 of Management Contract dated
		January 1, 1987 between DNC and Dixie Life to Standard Life (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.16     Automatic Indemnity Reinsurance Agreement
		between First International and The Guardian
		Insurance & Annuity Company, Inc. dated and effective January 1, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.17	Indemnity Retrocession Agreement between The
		Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.18	Automatic Indemnity Reinsurance Agreement
		between The Guardian Insurance & Annuity Company,
		Inc. and Standard Life dated and effective
		January 1, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.19	Administrative Services Agreement between First
		International and Standard Life dated and effective March 18, 1996 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.20	Amendment No. 1 to Amended and Restated
		Revolving Line of Credit Agreement dated as of March 10, 1998 between SMC and Fleet National Bank (incorporated by reference to SMC's Quarterly
		Report on Form 10-Q (File No. 0-20882)).

10.21	Amended and Restated Note Agreement dated as
		of March 10, 1998 between SMC and Fleet National
		Bank in the amount of $20,000,000 (incorporated by reference to SMC's Quarterly Report on Form 10-Q
		(File No. 0-20882)).

10.22	Amended and Restated Pledge Agreement dated as
		of March 10, 1998 between SMC and Fleet National
		Bank (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882)).


10.23	Surplus Debenture dated as of November 8, 1996
		by and between SMC and Standard Life in the amount of $13,000,000 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).

10.24	Portfolio Indemnify Reinsurance Agreement
		between Dixie Life and Cologne Life Reinsurance Company dated and effective December 31, 1997 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.25	Coinsurance Agreement effective as of July 1,
		1997 by and between Savers Life and World Insurance Company (incorporated by reference to SMC's
		Registration Statement on Form S-4 (Registration
		No. 333-35447)).

10.26	Amendment I to the Guardian Indemnity
		Retrocession Agreement effective as of January 1, 1996 by and between The Guardian Insurance and Annuity Company and Standard Life (incorporated by reference to SMC's Registration Statement on Form S-4 (Registration No. 333-35447)).

10.27	Promissory Note from Ronald D. Hunter to SMC
		in the amount of $775,500 executed October 28, 1997 (incorporated by reference to SMC's Quarterly
		Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1997).

10.28	Reinsurance Agreement between Standard Life and
		Life Reassurance Corporation of America effective
		September 1, 1997 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997.)

10.29	Reinsurance Agreement between Standard Life and
		Business Men's Assurance Company of America effective September 1, 1997 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997.)




Exhibit
Number		Description of Document



10.30	Indemnity Reinsurance Agreement between
		Standard Life and the Mercantile and General Life Reassurance Company of America dated March 30, 1998 and effective June 1, 1997 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30,
		1998).

10.31	Certificate of Designations for Series A
		Convertible Redeemable Preferred Stock
		(incorporated by reference to SMC's Quarterly
		Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).

10.32	Quota Share Reinsurance Agreement between
		Savers Life and the Oxford Life Insurance Company dated September 24, 1998 and effective July 1, 1998 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.33	Addendum No. 5 to Reinsurance Agreement between
		Standard Life Insurance Company of Indiana and Winterthur Life Re Insurance Company dated August 20, 1998 and effective October 1, 1998 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.34	Employment Agreement between Robert B. Neal and
		Standard Management Corporation dated October 2, 1998 and effective October 2, 1998 (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.35	Articles of Merger of Savers Life into Standard
		Life effective as of December 31, 1998 and approved by the Indiana Department of Insurance December 29, 1998 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended
          December 31, 1998).

10.36	Plan and Agreement of Merger of Savers Life
		into Standard Life effective as of December 31, 1998 dated October 30, 1998 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).


10.37	Articles of Merger of Midwestern Life into
		Standard Life effective as of December 31, 1998 and approved by the Indiana Department of Insurance December 29, 1998 (incorporated by reference to SMC's
          Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).



10.38	Plan and Agreement of Merger of Midwestern Life
		into Standard Life effective as of December 31, 1998 dated October 30, 1998 (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).


10.39	Amended and Restated note Agreement dated as
		of September 24, 1998 between SMC and Fleet
		National Bank in the amount of $26,000,000
          (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended
December
          31, 1998).


10.40	Amendment No. 2 to Amended and Restated
		Revolving Line of Credit Agreement dated as of September 24, 1998 between SMC and Fleet National
		Bank (incorporated by reference to SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended
          December 31, 1998).


10.41	Amended and Restated Registration Rights
		Agreement dated as of August 19, 1998 between SMC and Fleet National Bank (incorporated by reference to
          SMC's Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.42	Amended and Restated Pledge Agreement dated as
		of September 23, 1998, between SMC and Fleet
		National Bank (incorporated by reference to SMC's
          Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).


10.43	Warrant to purchase common stock of SMC dated
		August 19, 1998 entitling Fleet National Bank to purchase 20,000 shares (incorporated by reference to
          SMC's Annual Report on Form 10-K (File No. 0-20882) for
          the year ended December 31, 1998).


10.44	Guaranty dated October 1, 1998 made by SMC in
		favor of Fleet National Bank (incorporated by reference to SMC's Annual Report on Form 10-K (File No.
          0-20882) for the year ended December 31, 1998).

10.45	Surplus debenture dated as of December 31, 1998
		by and between SMC and Standard Life in the amount of $8.0 million (incorporated by reference to SMC's
          Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).


10.46	Surplus debenture dated as of December 31, 1998
		by and between SMC and Standard Life in the amount of $6.0 million (incorporated by reference to SMC's
          Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).



Exhibit
Number		Description of Document


10.47	Employment Agreement between Standard
		Management Corporation and P.B. (Pete) Pheffer dated and effective July 1, 1999, (incorporated by reference to SMC's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.48	Note Agreement dated October 31, 2000 by and
		between SMC and Zurich Capital Markets, Inc. in the amount of $11.0 million. Included as an exhibit to this note agreement is an Investment Advisory
          Agreement dated December 1, 2000 by and between SMC and Scudder Kemper Investments, Inc.

21		List of Subsidiaries of SMC

23.1		Consent of Ernst & Young LLP

23.2		Consent of KPMG Audit

24		Powers of Attorney

27		Financial Data Schedule, which is submitted
		electronically pursuant to Regulation S-K to the Securities and Exchange Commission for information only and not filed.


The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Exhibit
Number

None

(b) Reports on Form 8-K filed during the fourth quarter of 2000.

No reports on Form 8-K were filed with the Commission in the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001
						STANDARD MANAGEMENT CORPORATION


						Ronald D. Hunter
						Chairman, President and
						Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.



Ronald D. Hunter		Chairman, President and Chief
                         Executive Officer
                         (Principal Executive Officer)

  *
P.B. (Pete) Pheffer		Director, Executive Vice President,
					and Chief Financial Officer
					(Principal Financial Officer)

  *
Gerald R. Hochgesang	Senior Vice President - Finance
					and Treasurer
					(Principal Accounting Officer)

   *
Raymond J. Ohlson		Director

   *
Edward T. Stahl		Director

   *
Stephen M. Coons		Director

   *
Martial R. Knieser		Director

   *
Robert A. Borns		Director

   *
John J. Dillon			Director

   *
Jerry E. Francis		Director

*By: /s/		RONALD D. HUNTER
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

                               Year Ended December 31, 2000

                              STANDARD MANAGEMENT CORPORATION

                                   INDIANAPOLIS, INDIANA










STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES


Page

Audited Consolidated Financial Statements

Report of Independent Auditors					       F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999
F-4

Consolidated Statements of Income for the Years Ended
December 31, 2000, 1999 and 1998						  F-5

Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 2000, 1999 and 1998					  F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998						  F-8

Notes to Consolidated Financial Statements				  F-9

Financial Statement Schedules

The following consolidated financial statement schedules are included in this report and should be read in conjunction with the Audited Consolidated Financial Statements.

Schedule II -- Condensed Financial Information of Registrant
(Parent Company) for the Years Ended December 31, 2000, 1999
and 1998										       F-29

Schedule IV -- Reinsurance for the Years Ended December 31,
2000, 1999 and 1998								       F-32

Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated
Financial Statements or related Notes.








Report of Independent Auditors

Shareholders and Board of Directors
Standard Management Corporation

We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries as of
December
31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and
schedules
based on our audits. We did not audit the consolidated balance sheets at September 30, 2000 and 1999 or the consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended September 30, 2000 of
Standard Management International S.A. and subsidiaries, a
wholly
owned subsidiary group, which financial statements reflect
assets
totaling approximately 37% and 29% of the Company's consolidated assets at December 31, 2000 and 1999 and revenues totaling approximately 11%, 6% and 8% of consolidated revenues for each of the three years in the period ended December 31, 2000. Those financial statements, which as explained in Note 1, are included in the Company's consolidated balance sheets at December 31, 2000 and 1999, and the Company's consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Standard Management International S.A., is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Ernst & Young LLP




Indianapolis, Indiana
February 9, 2001





Report of Independent Auditors

Shareholders and Board of Directors
Standard Management International, S.A.

We have audited the consolidated balance sheets of Standard Management International S.A. and its subsidiaries as at September 30, 2000 and 1999 and the related consolidated statements of operations, shareholder's equity and comprehensive income, and cash flows for each of the years in the three year period ended September 30, 2000 (none of which aforementioned financial statements are separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Management International S.A. and its subsidiaries as at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended September 30, 2000 in conformity with generally accepted accounting principles in the United States of America.



Luxembourg City, Luxembourg



January 15, 2001
KPMG Audit




           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Per Share Amounts)

								          December 31
								      2000	    1999
	ASSETS

Investments:
  Securities available for sale:
    Fixed maturity securities, at fair
	Value (amortized cost: $742,597
     in 2000 and $646,284 in 1999)	       $  718,912     $606,907
    Equity securities, at fair value
     (cost: $538 in 2000 and $565 in
     1999)						         362          378
  Mortgage loans on real estate	            4,778        8,131
  Policy loans	                               14,280       14,033
  Real estate 	                                8,847        3,233
  Other invested assets	                        776          845
  Short-term investments	                     12,489       14,976
      Total investments	                    760,444      648,503
Cash	   							       1,840        3,659
Accrued investment income	                12,298       11,105
Amounts due and recoverable from
  reinsurers	  					      43,158       58,230
Deferred acquisition costs	   			 91,855       67,811
Present value of future profits	           26,343       30,688
Goodwill							       5,430        5,636
Other assets						       8,650        5,372
Assets held in separate accounts	          520,439      319,973
      Total assets				       $1,470,457   $1,150,977

	LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Insurance policy liabilities		  $  837,345   $  727,189
  Accounts payable and accrued expenses	       7,347        9,076
  Notes payable	 				      31,500       34,500
  Deferred federal income taxes	            4,397          349
  Liabilities related to separate accounts   520,439      319,973
      Total liabilities				   1,401,028    1,091,087

Series A convertible redeemable preferred
 stock, par value $100 per share		       6,530        6,530

Shareholders' Equity:
  Preferred stock, no par value			     --           --
  Common stock, no par value				 63,019       62,152
  Treasury stock, at cost				 (7,589)      (6,802)
  Accumulated other comprehensive
   income (loss):
    Unrealized gain (loss) on securities
     available for sale, net tax benefits
     of $4,977 in 2000 and $8,196 in 1999	 (9,643)     (15,859)
    Unrealized gain on other investments,
	net taxes of $1 in 2000 and $8 in 1999	      3           15
    Foreign currency translation adjustment	 (2,368)        (862)
  Retained earnings 				      19,477       14,716
      Total shareholders' equity	           62,899       53,360
      Total liabilities and shareholders'
	  equity					       $1,470,457   $1,150,977

	See accompanying notes to consolidated financial statements.



          STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
         (Dollars in Thousands, Except Per Share Amounts)


								Year Ended December 31

							2000		1999		1998
Revenues:
  Premium income		             $15,470   $13,090   $14,479
  Net investment income	              43,173    44,821    34,221
  Net realized investment gains
   (losses)	                        (4,492)       78       353
  Policy income	                    8,204     6,826     6,529
  Negative goodwill amortization           --        --     1,388
Separate account fees	               7,728     3,941     2,884
  Fee and other income	               5,980     4,207     3,421
    Total revenues	                   76,063    72,963    63,275

Benefits and expenses:
  Benefits and claims	              20,080    14,376    13,270
  Interest credited to
    interest-sensitive annuities
    and other financial products       21,080    25,728    19,775
  Amortization related to
    operations	                        11,764     7,471     5,413
  Amortization related to net
    realized investment losses         (2,328)       --        --
  Other operating expenses	         15,646    14,605    15,551
  Interest expense and financing
    costs	 			               3,417     3,385    2,955
    Total benefits and expenses        69,659    65,565    56,964

Income before federal income taxes,
 extraordinary loss and preferred
 stock dividends			          6,404     7,398     6,311
Federal income tax expense	            778     2,126     1,630

Income before extraordinary loss
  and preferred stock dividends         5,626     5,272     4,681
Extraordinary loss, net tax
  benefits of $185			            359        --        --

Net income	  			          5,267     5,272     4,681
Preferred stock dividends	            506       506       180
Earnings available to common
  shareholders			             $ 4,761   $ 4,766   $ 4,501

Earnings per share - basic:
  Income before extraordinary loss
    and preferred stock dividends     $   .73   $   .69   $   .68
  Extraordinary loss			       .05	   --        --
  Net income 				            .68       .69	  .68
  Preferred stock dividends		       .06       .07       .03
  Earnings available to common
    shareholders			        $   .62   $   .62   $   .65

Earnings per common share - diluted:
  Income before extraordinary loss
    and preferred stock dividends     $   .70   $   .65   $   .62
  Extraordinary loss			       .04        --	   --
  Net income                              .66	  .65       .62
  Preferred stock dividends		       .05	  .05       .02
  Earnings available to common
    shareholders			        $   .61   $   .60   $   .60

	See accompanying notes to consolidated financial statements.

           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (Dollars in Thousands)

                                                Accumulated
                                                   other
					 Common Treasury  comprehensive Retained
			 	Total  stock  stock    income (loss) earnings

Balance at
 January 1, 1998     $43,313  $40,646  $(4,572)  $  1,698  $5,541

Comprehensive income:
  Net income	        4,681    					     4,681

Other comprehensive
  income (loss):
  Change in unrealized
   gain (loss) on
   securities, net tax
   benefits of $251	   (488)                        (488)
  Change in foreign
    currency
    translation	    477			             477
    Other comprehensive
     loss	              (11)

    Comprehensive
      income	       4,670

Issuance of common
 stock for Savers
 Life acquisition	 15,024   15,024
Issuance of common
 stock for Midwestern
 Life acquisition	  4,614    4,614
Issuance of common
 stock warrants	     64       64
Issuance of common
 stock in connection
 with exercise of
 stock warrants	    233      234                          (1)
Treasury stock
 acquired	           (1,702)  (1,702)
Conversion of
 preferred stock into
 common stock	           4        4
Reissuance of treasury
 stock in connection
 with  exercise of
 stock options	           2       54                          (52)
Preferred stock
 dividends	        (180)					           (180)
Balance at December
 31, 1998			 $66,042  $60,586  $(6,220)  $ 1,687  $ 9,989

Comprehensive income
 (loss):
  Net income	        5,272                                5,272
  Other comprehensive
   income (loss):
    Change in
     unrealized gain
     (loss) on
     securities, net
     tax benefits of
     $8,961	      (17,527)			     (17,527)
    Change in foreign
currency
translation	         (866)				  (866)
      Other
       Comprehensive
       loss	      (18,393)

       Comprehensive
        Loss 	      (13,121)

Issuance of common
 stock warrants        1,566    1,566
Treasury stock
 acquired	              (582)             (582)
Exercise of stock
 options			     (39)   	                           (39)


Preferred stock
 dividends	         (506)                                (506)
Balance at December
 31, 1999			 $53,360  $62,152  $(6,802) $(16,706) $14,716

(continued on following page)

See accompanying notes to consolidated financial statements.


         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                    (Dollars in Thousands)

                                           Accumulated
                                              other
					 Common Treasury comprehensive   Retained
			 	Total  stock  stock   income (loss)   earnings

Balance December
 31, 1999 (carried
 forward from prior
 page)			$53,360  $62,152  $(6,802)  $(16,706) $14,716

Comprehensive income:
  Net income	       5,267 					          5,267
  Other comprehensive
   income:
    Change in
     unrealized gain
     (loss) on
     securities, net
     taxes of $3,219  6,204                        6,204
    Change in foreign
     currency
     translation	 (1,506)                      (1,506)
       Other
        comprehensive
        income	       4,698

     Comprehensive
      income	       9,965

Issuance of common
 stock warrants	    867      867
Treasury stock
 acquired	             (787)             (787)
Preferred stock
 dividends	        (506)					           (506)
Balance at December
 31, 2000			$62,899  $63,019  $(7,589)  $(12,008) $19,477

See accompanying notes to consolidated financial statements.













           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)




                                       Year Ended December 31

                                      2000		1999		1998
Operating Activities
Net income 				    $   5,267    $   5,272  $ 4,681
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Amortization of deferred
   acquisition costs	             6,419        4,580    2,658
  Deferral of acquisition costs     (35,138)     (27,818) (13,542)
  Deferred federal income taxes         829        2,005      957
  Depreciation and amortization	   3,671        3,889    1,209
  Insurance policy liabilities	  16,337       14,530    6,400
  Net realized investment (gains)
   losses					        4,492          (78)    (353)
  Accrued investment income	       (1,194)      (1,541)  (1,451)
  Other				               252	      2,014     (352)
  Net cash provided by operating
   activities				          935        2,853      207

Investing Activities
Fixed maturity securities available
 for sale:
  Purchases					(290,117)    (236,969)(261,744)
Sales						 180,402	    116,511  162,503
  Maturities, calls and redemptions   7,466       19,006   32,570
Short-term investments, net	        2,487       (3,350)  44,460
Other investments, net	            (6,872)       2,270      320
Purchase of Savers Life Insurance
 Company, less cash acquired of
 $518						      --           --  (18,039)
Purchase of Midwestern National
 Life Insurance Company of Ohio,
 less cash acquired of $1,026	           --           --  (13,104)
    Net cash used by investing
     activities		 		(106,634)    (102,532) (53,034)

Financing Activities
Borrowings, net of debt issuance
costs of  $206 in 1998			  11,000          300   11,794
Repayments on notes payable	      (14,000)        (800)  (3,141)
Premiums received on interest-
 sensitive annuities and other
 financial products credited to
 policyholder account balances,
 net of premiums ceded	           196,489      165,750   81,858
Return of policyholder account
 balances on interest-sensitive
 annuities and other financial
 products	                          (89,183)     (75,981) (52,934)
Issuance of Series A redeemable
 preferred stock	                     --           --    6,389
Proceeds from common and treasury
 stock sales	                          --           --      234
Issuance of common stock and warrants   867        1,566   19,935
Purchase of common stock for treasury  (787)        (582)  (1,702)
Dividends on preferred stock	         (506)        (506)    (180)
   Net cash provided by financing
     activities				 103,880	     89,747   62,253
Net increase (decrease) in cash	  (1,819)      (9,932)   9,426
Cash at beginning of year	        3,659       13,591    4,165
Cash at end of year		         $   1,840    $   3,659  $13,591

	See accompanying notes to consolidated financial statements.


           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000


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

Standard Management's active subsidiaries at December 31, 2000 include: (i) Standard Life Insurance Company of Indiana ("Standard
Life") and its subsidiary, Dixie National Life Insurance Company ("Dixie Life"), (ii) Standard Management International, S.A. and its subsidiaries ("SMI"), Premier Life (Luxembourg) S.A. ("Premier
Life (Luxembourg)") and Premier Life (Bermuda) Ltd. ("Premier
Life
(Bermuda)"), (iii) Standard Marketing Corporation ("Standard Marketing") and (iv) Savers Marketing Corporation ("Savers Marketing").

Basis of Presentation

The accompanying consolidated financial statements of Standard Management and its subsidiaries (the "Company" or "SMC") have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company since acquisition or organization. All significant intercompany balances and transactions have been eliminated.

The fiscal year end for SMI is September 30. To facilitate reporting on the consolidated level, the fiscal year end for SMI was not changed and the consolidated balance sheets and statements of operations for SMI at September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000, are included in the Company's consolidated balance sheets at December
31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000.

Use of Estimates

The nature of the Company's insurance businesses requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts disclosed in this report.

Investments

The Company classifies its fixed maturity and equity securities as available for sale and, accordingly, such securities are carried at fair value. Fixed maturity securities include bonds and redeemable preferred stocks. Changes in fair values of securities available for sale, after adjustment for deferred acquisition costs, present value of future profits and deferred income taxes, are reported as unrealized gains or losses directly in shareholders' equity and, accordingly, have no effect on net income. The deferred acquisition costs and present value of future profits adjustments to the unrealized gains or losses represent valuation adjustments or reinstatements of these assets that would have been required as a charge or credit to operations had such unrealized amounts been realized.

The cost of fixed maturity securities is adjusted for amortization of premiums and discounts. The amortization is provided on a constant effective yield method over the life of the securities and is included in net investment income.

Mortgage-backed and other collateralized securities, classified as fixed maturity securities in the consolidated balance sheets, are comprised principally of obligations backed by an agency of the United States ("U.S.") government (although generally not by the full faith and credit of the U.S. government).
The Company has reduced the risk normally associated with these investments by primarily investing in highly rated securities and in those that provide more predictable prepayment patterns. The income from these securities is recognized using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the income recognized is adjusted currently to match that which would have been recorded had the effective yield been applied since the acquisition of the security. This adjustment is included in net investment income.

1.	Summary of Significant Accounting Policies (continued)


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

Future Policy Benefits

Liabilities for future policy benefits for deferred annuities and universal life policies are equal to full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with rates ranging from 3.0% to 12.5% in 2000 and 3.0% to 12.3% in 1999.

Future policy benefits for traditional life insurance contracts are computed using the net level premium method on the basis of assumed investment yields, mortality and withdrawals, which were appropriate at the time the policies were issued. Assumed investment yields are based on interest rates ranging from
6.2% to 7.5%. Mortality is based upon various actuarial tables, principally the 1965-1970 or the 1975-1980 Select and Ultimate Table. Withdrawals are based upon Company experience and vary by issue age, type of coverage, and duration.

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

Separate Accounts

The majority of the balance represents i) unit-linked business, where benefits on surrender and maturity are not guaranteed, and ii) investment contracts, which pay fixed benefits to the policyholder and have minimal mortality risk. Separate accounts generally represent funds maintained in accounts to meet specific investment objectives of policyholders who bear the investment risk. The Company records the related liabilities at amounts equal to the underlying assets. Investment income and investment gains and losses accrue directly to such policyholders.
The assets of each account are segregated and are not subject to claims that arise out of any other business of the Company. Deposits, net investment income and realized gains and losses on separate accounts assets are not reflected in the consolidated statements of income.



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

Standard Life and Dixie Life filed a consolidated return for 1999 and plan to file a consolidated return for 2000. SMC and other U.S. non-insurance subsidiaries are taxed as regular corporations and file a consolidated return. SMC and its U.S. non-insurance subsidiaries were eligible to consolidate with Standard Life for income tax purposes beginning in 1996, but do not currently plan to do so.

SMI is incorporated as a holding company in the Grand Duchy of Luxembourg and, accordingly, is not currently subject to taxation on income or capital gains. SMI is subject to an annual capital tax, which is calculated on the nominal value of the statutory shareholder's equity at an annual rate of .20%. Premier
Life (Luxembourg) is a normal commercial taxable company and is subject to income tax at regular corporate rates (statutory corporate rate of 37.45%), and annual capital taxes amounting to approximately 0.5% of its net equity. Premier Life (Bermuda) is exempt from taxation on income until March 2016 pursuant to a decree from the Minister of Finance in Bermuda. To the extent that such income is taxable under U.S. law, such income will be included in SMC's consolidated return.

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

1.	Summary of Significant Accounting Policies (continued)

For acquisitions the Company made on or before November 19, 1992, the Company amortizes the asset with interest at the same discount rate used to determine the present value of future profits at the date of purchase. For acquisitions after November 19, 1992, the Company amortizes the asset using the interest rate credited to The underlying policies.

Goodwill

The excess of the cost to acquire purchased companies over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over periods that generally correspond with the benefits expected to be derived from the acquisitions, usually 20 to 40 years. Accumulated amortization was $1.2 million and $.9 million at December 31, 2000 and 1999, respectively. The
Company continually monitors the goodwill based on estimates of future earnings. If it determines that goodwill has been impaired, the carrying value is reduced with a corresponding charge to expense.

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

Reclassifications

Certain amounts in the 1999 and 1998 consolidated financial statements and notes have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on previously reported shareholders' equity or net income in the periods presented.

Recently Issued Professional Accounting Standards

	In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Standard). The Standard requires companies to record derivatives on the new balance sheet as assets and or liabilities measured at fair value. The Company adopted the Standard on January 1, 2001. Adoption of the Standard will be recorded as a cumulative effect of a change in accounting principle and will not result in restatement of previously issued financial statements. The adoption of the Standard is expected to have an immaterial impact to net income. Additionally, its application may increase the volatility of other income and expense.

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

On October 30, 1998, SMC acquired Midwestern National Life Insurance Company of Ohio ("Midwestern Life"). SMC issued .7 million shares of its common stock valued at $4.6 million, increased its bank debt by $6.0 million on restructured terms, and paid $2.9 million in cash and $.6 million of acquisition costs for an aggregate purchase price of $14.1 million to acquire Midwestern
Life.

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

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale are as follows (in thousands):

                                       December 31, 2000
                                        Gross     Gross
                            Amortized Unrealized Unrealized  Fair
                               Cost     Gains    Losses     Value

Securities available for
 sale:
  Fixed maturity securities:
    United States Treasury
     securities and
     obligations of United
     States government
     agencies                 $ 18,098  $  140   $     9   $18,230

    Obligations of states
     and political
     subdivisions	             2,116      59        --     2,175

    Foreign government
     securities	             3,348      17       162     3,203
    Utilities	                 26,603      75     1,093    25,585

    Corporate bonds	           484,012   3,832    25,689   462,154

    Mortgaged-backed
     securities	           202,890   1,905     2,405   202,390
    Redeemable preferred
     stock	                  5,530      --       355     5,175
      Total fixed maturity
       securities	           742,597   6,028    29,713   718,912
Equity securities	               538       4       180       362

    Total securities
     available for sale	     $743,135  $6,032   $29,893  $719,274




                                       December 31, 1999
                                        Gross     Gross
                            Amortized Unrealized Unrealized  Fair
                               Cost     Gains    Losses     Value

Securities available for
 sale:
  Fixed maturity securities:
    United States Treasury
     securities and
     obligations of United
     States
     government agencies	     $ 20,455  $    7   $   517   $19,945

    Obligations of states
     and political
     subdivisions	             3,997      50        87     3,960

    Foreign government
     securities	             3,489      50       274     3,265
    Utilities	                 29,068      --     2,284    26,784

    Corporate bonds	           479,332     308    32,658   446,982

    Mortgaged-backed
     securities	           104,413      70     3,629   100,854
    Redeemable preferred
     stock	                  5,530      --       413     5,117
      Total fixed maturity
        securities	           646,284     485    39,862   606,907

  Equity securities	               565       6       193       378

    Total securities
     available for sale	     $646,849  $  491    $40,055 $607,285


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

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2000 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                      Amortized       Fair
                                        Cost          Value

Due in one year		              $ 13,321     $ 13,329
Due after one year through five years   143,580      141,957
Due after five years through ten years  200,824      193,120
Due after ten years	                    176,452      162,941
      Subtotal		                    534,177      511,347
Redeemable preferred stock                5,530        5,175
Mortgage-backed securities	          202,890      202,390
      Total fixed maturity securities  $742,597     $718,912

The Company maintains a highly-diversified investment portfolio with limited concentration of financial instruments in any given region, industry or economic characteristic. At December
31, 2000, the Company held no investments in any entity in excess of 10% of shareholders' equity other than asset-backed securities and investments issued or guaranteed by the U.S. government or a U.S. government agency, all of which were classified as fixed maturity securities available for sale.

Net investment income was attributable to the following (in thousands):


                                      Year Ended December 31
                                  2000       1999        1998

Fixed maturity securities       $48,623     $39,625     $29,852
Call option income (loss)	   (7,603)      1,209         632
Common stocks	                      --          17          46
Mortgage loans on real estate	      930         947         679
Policy loans	                     925         960         654
Real estate	                      30          33         135
Short-term investments and other    847       2,602       2,932
  Gross investment income        43,752      45,393      34,930
Less: investment expenses	      579         572         709
  Net investment income	       $43,173     $44,821     $34,221

Net realized investment gains (losses) were attributable to the following (in thousands):

                                     Year Ended December 31
                                  2000       1999        1998

Fixed maturity securities available
for sale:
  Gross realized gains	       $ 1,545     $ 2,000     $ 2,570
  Gross realized losses	        (1,854)     (1,415)       (964)
  Other than temporary decline
   in fair value	             (3,048)        (15)     (1,110)
     Net	                       (3,357)        570         496
  Real estate	                      --           9          --
  Other losses	                  (1,135)       (501)       (143)
     Net realized investment
      gains (losses)	       $(4,492)    $    78     $   353


3.	Investments (continued)

Life insurance companies are required to maintain certain amounts of assets with state or other regulatory authorities. At December 31, 2000, fixed maturity securities of $7.9 million and cash and short-term investments of $.5 million were held on deposit by various state regulatory authorities in compliance with statutory regulations. Additionally, fixed maturity securities of
$.7 million, short-term investments of $5.9 million and account assets of SMI were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.

Comprehensive income excludes reclassification adjustments for net realized investment gains (losses) after income taxes (benefits) of ($2.2) million, $.4 million and $.3 million in 2000,1999 and 1998, respectively. The income tax rate used for comprehensive income is 34%.

4.	Deferred Acquisition Costs and Present Value of Future
Profits

The activity related to the deferred acquisition costs is summarized as follows (in thousands):




                                        Year Ended December 31
                                      2000        1999      1998

Balance, beginning of year	       $67,811    $32,946   $21,435
  Additions	                       35,138     27,817    14,200
  Amortization 	                  (6,419)    (4,580)   (3,316)
  Adjustment relating to net
   unrealized (gain) loss on
   securities available for sale	   (4,675)    11,628       627
Balance, end of year	            $91,855    $67,811   $32,946

The activity related to the present value of future profits is summarized as follows (in thousands):

                                        Year Ended December 31
                                      2000        1999      1998

Balance, beginning of year	       $30,688    $28,793   $20,537
  Amounts and adjustments related to
   acquisitions and disposals 	       --       (949)   10,401
  Interest accreted on unamortized
   balance	                        3,472      3,890     4,223
  Amortization	                       (6,226)    (6,517)   (6,088)


  Adjustments relating to net
   unrealized (gain) loss on
   securities available for sale	   (1,591)     5,471      (280)


Balance, end of year	            $26,343    $30,688   $28,793

The percentages of future expected net amortization of the beginning balance of the present value of future profits, before the effect of net unrealized gains and losses, are expected to be between 8% and 10% in each of the years 2001 through 2005. Future net amortization is based on the present value of future profits at December 31, 2000 and current assumptions as to future events on all policies in force.

The discount rate used to calculate the present value of future profits reflected in the Company's consolidated balance sheets at December 31, 2000, ranged from 7.5% to 18%. The Company used discount rates of 13% and 15% to calculate the present value of future profits of the Savers Life and Midwestern Life acquisitions, respectively.



5.	Notes Payable

Notes payable were as follows (in thousands):

                                 Interest          December 31
                                   Rate         2000     1999
Borrowings under revolving
 credit agreements                 9.86% (1)  $20,500  $24,500
Senior subordinated notes         10.00%       11,000   10,000
                                              $31,500  $34,500

    (1)	Current weighted average rate at December 31, 2000.

Borrowings Under Revolving Credit Agreements

Standard Management has outstanding borrowings at December 31, 2000 pursuant to the Amended Credit Agreement that provides for it to borrow up to $26.0 million in the form of a seven-year reducing revolving loan arrangement. Standard Management has agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing and repurchases of Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of Common Stock of Standard Life and Standard Marketing. Interest on the borrowings under the Amended Credit Agreement is determined, at the option of SMC, to be: (i) a fluctuating rate of interest to the corporate base rate announced by the bank periodically, plus 1% per annum, or (ii) a rate at London Inter-Bank Offered Rate ("LIBOR") plus 3.25%. The repayment schedule includes $3.2 million due March 2001 and $4.3 million each year thereafter to March 2005. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements for SMC, positive net income, minimum statutory surplus requirements for the Company's insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets.

SMI has an unused line of credit of $1.5 million, with no borrowings in connection with this line of credit in 2000 or 1999.

Senior Subordinated Note

On October 31, 2000, the Company issued a Senior Subordinated Note due October 31, 2007 in the principal amount of $11 million.
 The note bears interest equal to i) a fixed rate of 10% per annum; or ii) six month LIBOR plus 150 basis points; whichever is higher. Interest payments are payable in cash semi-annually on April 30 and October 31 of each year. The note may be prepaid in whole or in part at the option of SMC commencing on November 1, 2001 at a redemption price equal to 105% of the principal amount (plus accrued interest) and declining to l00% of the principal amount (plus accrued interest) on November 1, 2005. The note may be prepaid beginning November 1, 2001 at a redemption price equal to l00% of the principal amount (plus accrued interest) under certain limited circumstances. The note is subject to certain restrictions and covenants substantially similar to those in the Amended Credit Agreement. The holder also received a warrant to purchase 220,000 shares of the Company's common stock at a purchase price of $4.00 per share for a period of seven years.

The proceeds of the Senior Subordinated Note were used to
repay the Senior Subordinated Convertible Notes of $10 million at
a redemption price of 105% of the principal balance plus accrued interest. The extraordinary loss of $.4 million, net of tax, in 2000 reflects the early extinguishment of the Senior Subordinated
Convertible Notes.   These notes were convertible at any time at
the option of the note holders into SMC common stock at the rate of $5.747 per share or a total of 1,740,038 shares.

Interest Paid

Cash paid for interest was $3.6 million, $3.4 million, and $2.7 million in 2000, 1999 and 1998, respectively.



6.	Income Taxes

The components of the federal income tax expense, applicable to pre-tax income before extraordinary loss, were as follows (in thousands):

                              Year Ended December 31
                        2000          1999          1998

Current taxes	       $    --        $  151        $  673
Deferred taxes	           778         1,975           957
                      $   778        $2,126        $1,630

The effective tax rate on pre-tax income is lower than the statutory corporate federal income tax rate as follows (in thousands):




                                          Year Ended December 31
                                          2000     1999     1998

Federal income tax expense at statutory
 rates (34%)	                          $2,177   $2,515   $2,146
Operating income in SMC consolidated
 return offset by NOL carryforwards	 (1,152)    (219)     (83)
Amortization of negative goodwill	          --       --     (472)

Other items, net	                       (247)    (170)      39
  Federal income tax expense	           $  778   $2,126   $1,630
Effective tax rate                           12%      29%      26%


The Company recovered $.3 million, $.4 million and $1.7 million in federal income taxes in 2000, 1999 and 1998, respectively, and paid federal income taxes of $.1 million and $.7 million in 1999 and 1998, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in the
Company's deferred tax assets (liabilities) are as follows (in thousands):

                                               December 31
                                            2000        1999

Deferred income tax assets:
  Future policy benefits	                   $ 18,898    $ 15,867
  Unrealized loss on securities available
   for sale	                               10,220      12,037
  Capital and net operating loss
   carryforwards	                           3,042       5,659
  Other-net	                                1,298       1,435
    Gross deferred tax assets	                33,458      34,998
  Valuation allowance for deferred tax
   assets	                                    (5,653)     (7,858)
    Deferred income tax assets, net of
     valuation allowance	                     27,805      27,140
Deferred income tax liabilities:
  Present value of future profits	           (8,956)    (10,435)
  Deferred policy acquisition costs	     (23,246)    (17,054)
    Total deferred income tax liabilities    (32,202)    (27,489)
  Net deferred income tax liabilities       $ (4,397)   $   (349)


6.	Income Taxes (continued)

	The Company is required to establish a "valuation allowance" for any portion of its deferred tax assets, which are unlikely to be realized. The valuation allowance for deferred tax assets includes $1.6 million at December 31, 2000 with respect to deferred tax assets and net tax operating loss carry forwards of acquired companies.

	As of December 31, 2000, Standard Management and its noninsurance subsidiaries had consolidated net operating loss carryforwards of approximately $6.3 million for tax return purposes, which expire from 2007 through 2018. These carryforwards will only be available to reduce the taxable income of Standard Management. At December 31, 2000, the Standard Life consolidated return had net operating loss carryforwards of approximately $2.2 million which expire in 2010, 2012 and 2019. These carryforwards will only be available to reduce the taxable income of the Standard Life consolidated return. At December 31,
2000, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $.4 million, all of which may be carried forward indefinitely.

7.	Shareholders' Equity

Redeemable Preferred Stock

Shareholders have authorized 1,000,000 shares of Preferred
Stock. Other terms, including preferences, voting and conversion rights, may be established by the Board of Directors.

The Company has authorized 130,000 shares of preferred stock as Series A convertible redeemable preferred stock ("Series A preferred stock"). The Company issued 65,300 shares with a stated value of $6.5 million ($100 per share). The following, among other things, are characteristics of the Series A preferred stock:

 The holders are entitled to cumulative annual dividends of $7.75 per share (payable quarterly).

 Conversion into 11.765 shares of SMC common stock per share of Series A preferred stock.

 Redeemable on July 1, 2003.

 Redemption by the Company may occur at 105% of stated value beginning July 1, 1999 and decreasing 1% per year to 100% at July 1, 2003.

 There are no voting rights attached to these shares.

Common Stock

The Company repurchased 240,000, 92,124, and 308,465 shares of Common Stock for $.8 million, $.6 million, and $1.7 million in
2000, 1999 and 1998, respectively under its stock repurchase program. At December 31, 2000, the Company was authorized to purchase an additional 724,790 shares under this program.

The following table represents outstanding warrants to purchase Common Stock as of December 31, 2000:





                                      Exercise    Warrants
Issue Date     Expiration Date         Price    Outstanding

November 1995   November 2002          4.5238      31,500
July 1996       July 2003              4.3750      30,000
April 1997      April 2004             5.1250      12,000
June 1998       June 2001              7.5000      25,000
August 1998     August 2005            7.1250      20,000
October 1998    October 2001           8.0000      75,000
January 1999    January 2002           6.6250      89,750
January 2000    January 2003           4.8750     166,500
October 2000    October 2003           4.0000      15,000
October 2000    October 2007           4.0000     220,000
                                                  684,750


7.	Shareholders Equity (continued)

Changes in Shares of Common Stock and Treasury Stock

The following table represents changes in the number of common and treasury shares as of December 31:


                                  2000         1999        1998
Common Stock (Authorized  -
 20,000,000 shares):
  Balance, beginning of year    9,038,134   8,802,313   5,752,499
    Issuance of common stock           --     235,821   3,049,814
  Balance, end of year          9,038,134   9,038,134   8,802,313

Treasury Stock:
  Balance, beginning of year   (1,252,978) (1,160,854)   (876,009)
    Treasury stock acquired      (240,000)    (92,124)   (308,465)
    Reissuance of treasury stock
     in connection with exercise
     of stock options                  --          --      23,620
  Balance, end of year         (1,492,978) (1,252,978) (1,160,854)


Unrealized Gain (Loss) on Securities

The components of the balance sheet caption "Unrealized gain
(loss) on securities available for sale" in shareholders' equity are summarized as follows (in thousands):




                                                December 31
                                            2000         1999

Fair value of securities available for sale	$719,274  $607,285
Amortized cost of securities available for
  sale	                                    743,135   646,849
  Gross unrealized gain (loss) on securities
   available for sale	                     (23,861)  (39,564)
Adjustments for:
  Deferred acquisition costs	                  5,852    10,527
  Present value of future profits	             3,389     4,982
  Deferred federal income taxes	             4,977     8,196
    Net unrealized gain (loss) on securities
     available for sale	                    $ (9,643) $(15,859)

8.	          Stock Option Plan

SMC has a non-qualified Stock Option Plan (the "Plan") under which 2,500,000 shares of Common Stock are reserved for grants of stock options to employees and directors. The purchase price per share specified in any Plan option must be at least equal to the fair market value of common stock at the grant date. Options generally become exercisable over a three-year period and have a term of 10 years. The Plan is administered by the Board of Directors and officers of SMC. The terms of the options, including the number of shares and the exercise price, are subject to the sole discretion of the Board of Directors. A total of 75,820 shares are available for future issuance for the Plan as of December 31, 2000.

The provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. The Company has elected to continue its practice of recognizing compensation expense for its Plan using the intrinsic value based method of accounting and to provide the required pro forma information. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma earnings per share would have been the following (in thousands, except per share amounts):




8.	Stock Option Plan (continued)



                                          Year Ended December 31
                                         2000      1999      1998

Net income                              $4,328    $3,640    $3,094

Earnings per share                         .49       .41       .43

Earnings per share, assuming dilution      .49       .41       .43


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:


                               2000          1999          1998

Risk-free interest rates	        6.2%         5.6%          5.6%
Volatility factors	              .57          .59           .55
Weighted average expected life    7 years      7 years     7 years


The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options. Because SFAS No. 123 is effective only for awards granted after January 1, 1995, the pro forma disclosures provided may not be representative of the effects on reported net income for future years.

A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                          2000            1999          1998
                            Weighted-       Weighted-    Weighted-
                             Average         Average     Average
                            Exercise        Exercise     Exercise
                    Shares  Price   Shares  Price  Shares  Price

Options outstanding,
 beginning of year 2,411,882 $6.10 1,891,287 $6.15 1,916,820 $6.08

Exercised	              (525) 4.17   (19,163) 4.45   (97,988) 5.23
Granted	             7,500  4.58   633,300  6.15    79,950  6.94
Expired or forfeited (20,599) 5.98   (93,542) 7.91    (7,495) 6.75
Options outstanding,
 end of year	    2,398,258  6.09 2,411,882  6.10 1,891,287  6.15
Options exercisable,
 end of year	    2,190,658       1,973,799       1,664,153
Weighted-average
 fair value of
 options granted
 during the year   $    2.93       $    3.94       $    4.42



8.  	Stock Option Plan (continued)

Information with respect to stock options outstanding at December 31, 2000 is as follows:

                   Options Outstanding         Options Exercisable
                         Weighted
                          Average    Weighted-           Weighted-
   Range of              Remaining    Average              Average
   Exercise    Number   Contractual  Exercise   Number    Exercise
   Prices   Outstanding Life (years)   Price   Exercisable Price

   $ 3-5      338,025        5        $ 4.43     334,025   $4.43
     5-7    1,587,850        7          6.07   1,384,250    6.06
     7-9      454,533        5          7.28     454,533    7.28
    9-11       17,850        3          9.43      17,850    9.43
            2,398,258                          2,190,658




9.	Reinsurance

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

Reinsurance premiums ceded to other insurers were $4.8 million, $23.3 million and $17.0 million in 2000, 1999 and 1998, respectively. Reinsurance ceded has reduced benefits and claims incurred by $6.3 million, $2.7 million and $10.5 million in 2000,
1999 and 1998, respectively. A contingent liability exists to the extent any of the reinsuring companies are unable to meet their obligations under the reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, the
Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Based on its periodic reviews of these companies, the
Company believes the assuming companies are able to honor all contractual commitments under the reinsurance agreements.

At December 31, 2000 the Company's largest annuity reinsurer, which is rated "A+" (Superior) by A.M. Best, represented $22.7 million, or 56.6% of total reinsurance recoverable.

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

On October 28, 1997, SMC made an interest-free loan to an officer and director of SMC. The principal balance of the loan was
$775,000 at December 31, 2000 and 1999, respectively. Repayment is due within 10 days of the officer's voluntary termination or resignation as an officer of SMC. In the event of a termination of the officer's employment with SMC following a change in control, the loan is deemed to be forgiven.

Certain officers and directors have purchased 31,000 shares, or $3.1 million of the Series A preferred stock as described in
Note 7. These shares were purchased in connection with a loan agreement of $2.6 million, which the Company guaranteed.


11.	Commitments and Contingencies

Lease Commitments

The Company rents office and storage space under noncancellable operating leases. The Company incurred rent expense for operating leases of $1.0 million, $1.1 million, and $1.0 million in 2000, 1999 and 1998, respectively. Pursuant to the terms of a lease agreement effective June 1, 1991, Standard Life has agreed to lease office space for a ten-year period. After the initial ten-year lease period, Standard Life may continue to lease the premises on a month-to-month basis at a rental of 125% of the prevailing market rate for the leased premises in effect at that time.

Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 2000, are as follows (in thousands):

                 2001                             $   729
                 2002		                        227
                 2003		                        196
                 2004		                        101
                 2005		                        101
                 Total minimum lease payments	$ 1,354


Employment Agreements

Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change in control of the Company. The commitment under these agreements is approximately three times their current annual salaries. Additionally, following termination from the Company due to a change in control, each executive is entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,852,880 shares at December 31, 2000.

Real Estate

Real estate at December 31, 2000 includes $5.6 million for construction in progress of the Company's new home office.


12.	         Litigation

An officer and director of SMC resigned effective April 15, 1997.
On June 19, 1997, this former officer commenced an action in the Superior Court of Marion County, Indiana against SMC claiming that his employment agreement contained a provision that would entitle him to receive certain benefits following a termination of his employment with SMC under certain circumstances. This former officer has asserted to SMC that he is entitled to a lump sum termination payment of $1.7 million and liquidated damages not exceeding $3.3 million by virtue of his voluntarily leaving SMC's employment. SMC disputes those claims. SMC filed its Answer and Counterclaim on September 11, 1997. SMC's investigation since the action was filed revealed a basis for the termination of employment of the former officer for cause relative to after-acquired evidence. On October 14, 1997, the Board of Directors of
SMC terminated the former officer for cause effective March 15, 1997. Such termination was argued by SMC as a complete defense to all claims asserted by the former officer. On January 12, 2001, the trial court ruled on motions for summary judgment filed by both SMC and the former officer. The court ruled that the officer was entitled to a severance benefit in the amount of $.4 million plus interest thereon calculated as of July 15, 1997. The court dismissed all of the former officer's other claims, including his request for additional damages up to $3.3 million. On February 12, 2001, the former officer filed a notice of appeal of the trial court's ruling as to the dismissal of all additional damages, and the former officer is in the process of perfecting the appeal. Currently, SMC plans to cross-appeal the $.4 million in damages awarded, as well as aggressively pursue its counterclaim which is still pending in the trial court. Management believes that the conclusion of such litigation will not have a material adverse effect on SMC's consolidated financial conditions.

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

The Company's U.S. life insurance subsidiaries had consolidated statutory capital and surplus of $43.9 million and $43.7 million at December 31, 2000 and 1999, respectively. Consolidated net income of the Company's life insurance subsidiaries on a statutory basis, after elimination of subsidiaries' intercompany accounts was $1.5 million, $.9 million, and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum statutory capital and surplus required by the Indiana Insurance Code was $.5 million as of December 31, 2000.

State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of investment and insurance risks.
 Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2000, the RBC Ratios of Standard Life and Dixie Life were both at least two times greater than the levels at which company action is required.

The statutory capital and surplus for Premier Life
(Luxembourg) was $6.5 million and $6.9 million at fiscal years ended 2000 and 1999, respectively, and minimum capital and surplus under local insurance regulations was $2.2 million and $2.6 million at fiscal years ended 2000 and 1999, respectively. The statutory capital and surplus for Premier Life (Bermuda) was $3.8 million and $2.2 million at fiscal years ended 2000 and 1999, respectively, and minimum capital and surplus under local insurance regulations was $.3 million at fiscal years ended 2000 and 1999. SMI dividends are limited to its accumulated earnings without regulatory approval. SMI and Premier Life (Luxembourg) were not permitted to pay dividends under Luxembourg law in 2000 and 1999 due to accumulated losses.

The National Association of Insurance Commissioners ("NAIC") has codified statutory accounting practices ("Codification") to be implemented January 1, 2001. Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Management believes that the impact of codification will not be material to the Company's statutory-basis financial statements.

SMC loaned $27.0 million to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments to
SMC
at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033.  As required by state regulatory
authorities,
the balance of the surplus debenture at December 31, 2000 and
1999
of $27.0 million is classified as a part of capital and surplus of
Standard Life. The interest and principal payments are subject to quarterly approval by the IDOI depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the IDOI.

SMC's ability to pay operating expenses and meet debt service obligations is partially dependent upon the amount of dividends received from Standard Life. Standard Life's ability to pay cash dividends to SMC is, in turn, restricted by law or subject to approval by the insurance regulatory authorities of Indiana. Dividends are permitted based on, among other things, the level of the preceding year statutory surplus and net income. In 2000, Standard Life paid dividends of $2.0 million to SMC. During 2001,
Standard Life can pay dividends of $4.4 million without regulatory approval; Standard Life must notify the Indiana regulatory authorities of the intent to pay dividends at least ten days prior to payment.




14.       	Operations by Business Segment


The Company's reportable segments are as follows:

	             Domestic Operations includes revenues earned and expenses incurred from United States operations and includes deposits and/or income from annuity products (primarily flexible premium deferred annuities ("FPDA's"), equity indexed products, universal life products and traditional life products). The profitability for this segment primarily depends on the investment spread earned (annuities and universal life), the persistency of the in-force business, claim experience and expense management.

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

The accounting policies of the segments are the same as described in Note 1 (Summary of Significant Accounting
Policies).
The following segment presentation contains the same operating data and results the Company uses to evaluate the performance of the business and provides reconciliations to consolidated totals
(in thousands):

                                      Year Ended December 31
                                   2000         1999     1998
Revenues:
  Domestic	                $   67,796  $   68,477  $ 58,055
  International                     8,267       4,486     5,220
  Consolidated Revenues	      $   76,063  $   72,963  $ 63,275
Net Investment Income:
  Domestic	                $   42,675  $   44,376  $ 33,721
  International	                  498         445       500
    Consolidated Net Investment
     Income	                $   43,173  $   44,821  $ 34,221
Interest Credited to Interest
 Sensitive Annuities and Other
 Financial Products (All
 Domestic)	                $   21,080  $   25,728  $ 19,775
Pre-tax Income:
  Domestic	                $    3,276  $    6,132  $  4,053
  International	                3,128       1,266     2,258
    Consolidated Pre-tax
     Income                    $    6,404  $    7,398  $  6,311
Assets:
  Domestic	                $  921,727  $  811,653  $750,683
  International	              548,730     339,324   205,467
    Consolidated Assets	      $1,470,457  $1,150,977  $956,150

15. 	       Derivative Financial Instruments

Standard Life offers equity-indexed annuity products that provide a base rate of return with a higher potential return linked to the performance of a broad-based equity index. The Company buys Standard & Poor's 500 Index Call Options and Dow Jones Industrial Average Call Options (collectively known as "the options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 and
Dow Jones Indexes to which the product's return is linked. The cost of the options is included in the pricing of the equity-indexed annuity products. The changes in the value of the options are reflected in net investment income and fluctuate in relation to changes in interest credited to policyholder account balances for these annuities. Premiums paid to purchase these instruments are deferred and amortized over their term.


15. 	       Derivative Financial Instruments (continued)

Net investment income includes ($7.6) million, $1.2 million and $.6 million in 2000, 1999 and 1998, respectively, related to changes in the fair value of the options. Such investment income
(loss) was substantially offset by amounts credited to policyholder account balances. The fair value of the options was
$1.9 million, $5.3 million and $1.8 million at December 31, 2000,
1999 and 1998, respectively.  The notional amounts at December
31,
2000 and 1999 were $123.4 million and $69.2 million, respectively.

If the counterparties of the aforementioned financial instruments do not meet their obligations, the Company may have to recognize a loss. The Company limits its exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2000, all of the counterparties were rated "A" or higher by Standard & Poor's.


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

Insurance liabilities for investment contracts: Fair values for the Company's liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining contracts being valued. The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 2000 and 1999. This is due to
i) credited rates on the vast majority of account balances approximating current rates paid on similar investments and ii) rates not generally being guaranteed beyond one year.


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

Notes payable: The Company believes the fair value of its variable rate long-term debt was equal to its carrying value at December 31, 2000 and 1999. The Company pays a variable rate of interest on the debt, which reflects the change in market conditions. The fair value of the subordinated convertible debt is based on quoted market prices for the amount of shares convertible.

The carrying amount of all other financial instruments approximates their fair values.

16.         Fair Value of Financial Instruments (continued)

The fair value of the Company's financial instruments is shown below using a summarized version of the Company's assets and liabilities at December 31, 2000 and 1999 (in thousands). Refer to Note 3 for additional information relating to the fair value of investments.



                                     December 31
                               2000                 1999
                         Fair      Carrying     Fair     Carrying
                         Value      Amount      Value     Amount
Assets:
  Investments:
    Securities available
     for sale:
      Fixed maturity
       securities	     $718,912   $718,912   $606,907   $606,907
      Equity securities	     362        362        378        378
    Mortgage loans on
     real estate	        4,931      4,778      8,392      8,131
    Policy loans	       13,591     14,280     13,357     14,033
    Other invested assets     776        776        845        845
    Short-term
     Investments           12,489     12,489     14,976     14,976
  Cash		             1,840      1,840      3,659      3,659
  Assets held in separate
   accounts	           520,439    520,439    319,973    319,973
Liabilities:
  Insurance liabilities
   for investment
   contracts              695,475    695,475    595,388    595,388
  Notes payable	       31,500     31,500     34,500     34,500
  Liabilities related to
   separate accounts	 520,439    520,439    319,973    319,973


17.	        Earnings Per Share

A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

                                 2000         1999        1998
Income:
  Net Income	            $    5,267   $    5,272  $    4,681
  Preferred stock dividends      (506)        (506)       (180)
Income available to common
   shareholders for basic
   earnings per share           4,761        4,766       4,501
  Effect of dilutive securities:
    Preferred stock dividends	     --           --         180
    Interest on subordinated
     convertible debt	         833        1,000       1,000

  Income available to common
   shareholders for diluted
   earnings per share      $    5,594   $    5,766  $    5,681

Shares:
  Weighted average shares
   outstanding for basic
   earnings per share       7,727,344    7,583,086   6,846,335
  Effect of dilutive securities:
    Stock options	            6,081      136,656     263,636
    Stock warrants	              492       93,951     211,989
    Subordinated convertible
     debt	                  1,450,032    1,740,038   1,740,038
    Series A convertible
     preferred stock	          --           --     301,765
    Dilutive potential common
     shares	             1,456,605    1,970,645   2,517,428

  Weighted average shares
   outstanding for diluted
   earnings per share	   9,183,949    9,553,731   9,363,763


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


                                      2000 Quarters

                           First     Second    Third     Fourth

Total revenues	           $19,201   $17,617   $20,528   $18,717
Components of net income:
  Operating income	      $ 1,628   $ 1,523   $ 1,976   $ 2,206
  Net realized investment
   losses	                   (263)     (515)     (220)     (709)

  Income before
   extraordinary loss	   1,365     1,008     1,756     1,497
  Extraordinary loss	      --        --        --       359
  Net Income	           $ 1,365   $ 1,008   $ 1,756   $ 1,138

Net income per common
 share	                $   .18   $   .13   $   .23   $   .14
Net income per common
 share, assuming dilution $   .17   $   .13   $   .20   $   .16

                                      1999 Quarters
                           First     Second    Third     Fourth

Total revenues	           $16,941   $17,341   $16,770   $21,911
Components of net income:
  Operating income	      $ 1,275   $ 1,397   $ 1,468   $ 1,081
  Net realized investment
   gains (losses)	           22         4      (164)      189

  Net income	           $ 1,297   $ 1,401   $ 1,304   $ 1,270

Net income per common
 share	                $   .17   $   .19   $   .17   $   .17
Net income per common
 share, assuming dilution $   .16   $   .17   $   .16   $   .16

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



Schedule II -- Condensed Financial Information of Registrant

                  STANDARD MANAGEMENT CORPORATION
                         (PARENT COMPANY)

                      CONDENSED BALANCE SHEETS
             (Dollars in Thousands, Except Per Share Amounts)


                                                  December 31
                                                2000       1999
                ASSETS
Investments:
  Investment in subsidiaries	                $ 71,728   $ 64,120
  Surplus debenture due from Standard Life      27,000     27,000
  Fixed maturity securities, at fair value
   (amortized cost: $900 in 2000 and 1999)         775        775
  Equity securities available for sale, at
   fair value (cost: $35 in 2000 and $20
   in 1999)	                                      8         35
  Real estate	                                    123        124
  Notes receivable from officers and directors	 776        845
      Total investments	                      100,410     92,899
Cash	                                              305        641
Property and equipment, less depreciation of
 $1,518 in 2000 and $1,033 in 1999               1,148      1,097
Note receivable from affiliate	              2,858      2,858
Amounts receivable from subsidiaries	         3,868      2,654
Other assets	                                      9      1,390
      Total assets	                          $108,598   $101,539

	LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable	                          $ 31,500   $ 34,500
  Note payable to affiliate	                   2,858      2,858
  Amounts due to subsidiaries	                   2,414      2,134
  Other liabilities	                             2,397      2,157
      Total liabilities	                       39,169     41,649

Class A convertible redeemable preferred stock,
 par value $100 per share;	                   6,530      6,530

Shareholders' Equity:
  Preferred stock, no par value                     --         --
  Common stock and additional paid-in capital,
   no par value                                 63,019     62,152
  Treasury stock, at cost                       (7,589)    (6,802)

  Accumulated other comprehensive income (loss):
    Unrealized gain (loss) on securities of
     subsidiaries	                            (9,640)   (15,844)

    Foreign currency translation adjustment of
     subsidiaries	                            (2,368)      (862)

Retained earnings 	                            19,477     14,716
      Total shareholders' equity	             62,899     53,360
      Total liabilities and shareholders'
       equity	                               $108,598   $101,539

	See accompanying notes to condensed financial statements.






    Schedule II - Condensed Financial Information of Registrant
-
    (continued)

                 STANDARD MANAGEMENT CORPORATION
                        (PARENT COMPANY)

                 CONDENSED STATEMENTS OF INCOME
                     (Dollars in Thousands)



                                       Year Ended December 31
                                         2000         1999    1998
Revenues:
  Net investment loss                  $  (31)      $  (23)  $(26)
Interest income from subsidiaries       3,209        2,837  1,709
  Net realized investment losses	      (820)        (250)  (100)

Other income	                           440          149    118
  Rental income from subsidiaries	     1,100        1,040    995
  Management fees from subsidiaries     3,850        3,575  2,850
    Total revenues	                    7,748        7,328  5,546

Expenses:
  Other operating expenses	          4,487        4,763  3,134
  Interest expense and financing costs  3,416        3,380  2,850
  Interest expense on note payable
   to affiliate	                      179          142    160
    Total expenses	                    8,082        8,285  6,144

Loss before federal income taxes,
 equity in earnings of consolidated
 subsidiaries, extraordinary loss and
 preferred stock dividends	           (334)        (957)  (598)
Federal income tax expense (benefit)   (1,145)        (417)    30

Income (loss) before equity in
 earnings of consolidated
 subsidiaries, extraordinary loss and
 preferred stock dividends	            811         (540)  (628)

Equity in earnings of consolidated
 subsidiaries	                         4,815        5,812  5,309
Income before extraordinary loss and
 preferred stock dividends	          5,626        5,272  4,681
Extraordinary loss                        359           --     --
Net income	                         5,267        5,272  4,681
Preferred stock dividends	            506          506    180
Earnings available to common
 shareholders	                        $4,761       $4,766 $4,501

	See accompanying notes to condensed financial statements.


    Schedule II - Condensed Financial Information of Registrant -
    (continued)

                   STANDARD MANAGEMENT CORPORATION
                          (PARENT COMPANY)

                 CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)

                                         Year Ended December 31
                                        2000      1999      1998
Operating Activities
Net income 	                          $5,267    $5,272  $4,681
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
  Depreciation and amortization	         650       645     536
  Equity in earnings of subsidiaries     (4,815)   (5,812) (5,309)
Accrued interest payable	                  (440)     (203)    197
  Dividends	                           2,500        --      --
  Other	                                  351       733    (608)

Net cash provided (used) by
      operating activities	            3,513       635    (503)

Investing Activities
Investments, net	                         98      (46)  (1,685)

Purchase of property and equipment,net   (1,004)    (866)    (385)

Purchase of Savers Life, less cash
 acquired of $518	                         --       --  (18,039)

Purchase of Midwestern Life, less cash
 acquired of $1,026                          --       --  (13,104)

Net cash used by investing
     activities	                       (906)    (912) (33,213)

Financing Activities
Borrowings, net of debt issuance costs
 of $206 in 1998	                     11,000      300   11,794
Repayments on notes payable	          (14,000)    (800)  (3,141)
Issuance of convertible preferred
 stock, net of issuance costs of
 $141 in 1998	                              --       --    6,389
Proceeds from common and treasury stock
 sales	                                   --       --      234
Issuance of common stock and warrants	    867    1,566   19,935
Purchase of common stock for treasury	   (304)    (582)  (1,702)

Dividends on preferred stock	             (506)    (506)    (180)
Net cash provided (used) by
     financing activities	           (2,943)     (22)  33,329
Net decrease in cash	                  (336)    (299)    (387)
Cash at beginning of year	              641      940    1,327
Cash at end of year	                     $  305   $  641  $   940


See accompanying notes to condensed financial statements.


	Schedule II--Condensed Financial Information of Registrant
     (continued)

                  STANDARD MANAGEMENT CORPORATION
                          (PARENT COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS

                          December 31, 2000


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

SMC received $2.5 million of dividends from subsidiaries in 2000 and zero in 1999 and 1998, respectively.




                       Schedule IV -- Reinsurance

                     STANDARD MANAGEMENT CORPORATION

               Years Ended December 31, 2000, 1999 and 1998
                         (Dollars in Thousands)

                                                        Percentage
                             Ceded to   Assumed          of Amount
                   Gross     Other    from Other           Assumed
                   Amount   Companies  Companies Net Amount to Net


Year Ended December
 31, 2000
Life insurance in
 force	         $1,739,302 $  787,590 $ 90,854 $1,042,566 8.71%
Premiums:
  Life insurance
   and annuities   $   17,630 $    4,783 $    937 $   13,784
  Accident and
   health insurance	      128         12       --        116
    Supplementary
     contract and
     other funds
     on deposit	    1,570         --       --      1,570
      Total
       Premiums    $   19,328 $    4,795 $    937    $15,470

Year Ended December
 31, 1999
Life insurance in
 force 	         $2,079,568 $  837,155 $125,120 $1,367,533 9.15%
Premiums:
  Life insurance
   and annuities   $   16,489 $    4,908 $    904 $   12,485
  Accident and
   health insurance    18,710     18,365       --        345
  Supplementary
   contract and
   other funds on
   deposit	           260         --       --        260
     Total
      premiums	    $   35,459 $   23,273 $    904 $   13,090

Year Ended December
 31, 1998
Life insurance in
 force	         $2,388,428 $1,117,393 $132,129 $1,403,164 9.42%
Premiums:
  Life insurance
   and annuities   $   12,169 $    4,705 $    991 $    8,455
  Accident and
   health insurance	   18,333     12,341       --      5,992
  Supplementary
   contract and
   other funds on
   deposit	            32         --       --         32
     Total
      premiums	    $   30,534 $   17,046 $    991 $   14,479


                                                        EXHIBIT 21

         SUBSIDIARIES OF STANDARD MANAGEMENT CORPORATION



		                                               State
                                      Percentage of or Country in
Name of Subsidiary	                   Outstanding Which Organized

Standard Life Insurance Company of Indiana	 100%  Indiana
Dixie National Life Insurance Company	     99.4%  Mississippi
Standard Marketing Corporation	           100%  Indiana
Savers Marketing Corporation	                100%  North Carolina
Premier Marketing, Ltd.	                     100%  Bermuda
Standard Management International S.A.	      100%  Luxembourg
Premier Life (Luxembourg) S.A.                100%  Luxembourg
Premier Life (Bermuda) Limited	           100%  Bermuda
Standard Development, LLC	                100%  Indiana





                                                      EXHIBIT 23.1


              Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-92906) pertaining to the Second Amended and Restated Stock Option Plan of Standard Management Corporation, the Registration Statement (Form S-8 No. 333-41119) pertaining to the Amended and Restated Stock Option Plan of Standard Management Corporation and the Registration Statement (Form S-8 No. 333-41117) pertaining to the Standard Management Corporation Savings Plan, of our report dated February
9, 2001, with respect to the consolidated financial statements and schedules of Standard Management Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2000.

Ernst & Young LLP



Indianapolis, Indiana
March 27, 2001







                                                      EXHIBIT 23.2


               Consent Of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-92906) pertaining to the Second Amended and Restated Stock Option Plan of Standard Management Corporation, the Registration Statement (Form S-8 No. 333-41119) pertaining to the Amended and Restated Stock Option Plan of Standard Management Corporation and the Registration Statement (Form S-8 No. 333-41117) pertaining to the Standard Management Corporation Savings Plan, of our report dated
January 15, 2001, with respect to the consolidated financial statements of Standard Management International S. A. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2000 of Standard Management Corporation.

KPMG Audit

Luxembourg
March 29, 2001
























                                                        EXHIBIT 24

                        POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned persons whose signature appear immediately below, does hereby constitute and appoint Ronald D. Hunter and Stephen M. Coons, each with full power to act alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign on behalf of the undersigned an Annual Report on Form 10-
K
("Form 10-K") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, I have hereunto set my hand this 29th day of March 2001.




/s/ RONALD D. HUNTER         	/s/ P.B. (PETE) PHEFFER
    Ronald D. Hunter		    P.B. (Pete) Pheffer

/s/ GERALD R. HOCHGESANG	     /s/ RAYMOND J. OHLSON
    Gerald R. Hochgesang		    Raymond J. Ohlson

/s/ EDWARD T. STAHL           /s/ STEPHEN M. COONS
    Edward T. Stahl		         Stephen M. Coons

/s/ MARTIAL R. KNIESER        /s/ ROBERT A. BORNS
    Martial R. Knieser	         Robert A. Borns

/s/ JOHN J. DILLON            /s/ JERRY E. FRANCIS
    John J. Dillon                Jerry E. Francis