Form 10-Q
period 2001-03-31
STANDARD MANAGEMENT CORP
filed 2001-05-11
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


[x] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED March 31, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

As of May 1, 2001, the Registrant had 7,545,156 shares of Common
Stock outstanding.






                    STANDARD MANAGEMENT CORPORATION

                                 INDEX

                                                       Page Number

Part I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

          Consolidated Balance Sheets --
          March 31, 2001 (Unaudited) and December 31, 2000
          (Audited)                                           3

          Consolidated Statements of Income --
          For the Three Months Ended March 31, 2001 and 2000
          (Unaudited)                                         4

          Consolidated Statements of Shareholders' Equity --
          For the Three Months Ended March 31, 2001 and 2000
          (Unaudited)                                         5

          Consolidated Statements of Cash Flows --
          For the Three Months Ended March 31, 2001 and 2000
          (Unaudited)                                         6

          Notes to Consolidated Financial Statements
          (Unaudited)                                         7-8

Item 2.	Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 9-18

Item 3.	Quantitative and Qualitative Disclosures about
          Market Risk                                         18

Part II.	OTHER INFORMATION:

Item 6.	Exhibits and Reports on Form 8-K                  19

          SIGNATURES                                          19








                    PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



          STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands)



                                             March 31  December 31
                                               2001        2000
                                            (Unaudited) (Audited)
              ASSETS
Investments:
  Securities available for sale:
    Fixed maturity securities, at fair value
      (amortized cost: $ 756,417 in 2001
      and $742,597 in 2000)                 $  744,846 $  718,912
    Equity securities, at fair value
      (cost: $ 538 in 2001 and 2000)               383        362
  Mortgage loans on real estate                  4,399      4,778
  Policy loans                                  14,293     14,280
  Real estate                                   10,884      8,847
  Other invested assets                            776        776
  Short-term investments                        29,992     12,489
      Total investments                        805,573    760,444
Cash                                             5,504      1,840
Accrued investment income                       11,537     12,298
Amounts due and recoverable from reinsurers     42,055     43,158
Deferred policy acquisition costs               97,498     91,855
Present value of future profits                 24,064     26,343
Goodwill                                         5,363      5,430
Other assets                                     7,327      8,650
Assets held in separate accounts               496,025    520,439
      Total assets                          $1,494,946 $1,470,457

    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Insurance policy liabilities              $  878,660 $  837,345
  Accounts payable and accrued expenses          6,978      7,347
  Notes payable                                 28,300     31,500
  Deferred federal income taxes                  7,473      4,397
  Liabilities related to separate accounts     496,025    520,439
      Total liabilities                      1,417,436  1,401,028

Series  A convertible redeemable preferred
  stock, par value $100 per share;
  Authorized 130,000; 65,300 issued and
    outstanding in 2001 and 2000                 6,530      6,530

Shareholders' Equity:
  Preferred stock, no par value:
    Authorized 870,000 shares; none issued
     and outstanding                                 -          -
  Common stock and additional paid in capital,
    no par value:
    Authorized 20,000,000 shares; issued
     9,038,134 in 2001 and 2000                 63,113     63,019
  Treasury stock, at cost, 1,492,978 shares
    in 2001 and 2000                            (7,589)    (7,589)
  Accumulated other comprehensive loss          (5,894)   (12,008)
  Retained earnings                             21,350     19,477
      Total shareholders' equity                70,980     62,899
      Total liabilities and shareholders'
        equity                              $1,494,946 $1,470,457

	See accompanying notes to consolidated financial statements.


             STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited, Dollars in Thousands, Except Per Share Amounts)


                                               Three Months Ended
                                                     March 31
                                                  2001      2000
Revenues:
  Premium income                                $ 2,770   $ 3,178
  Net investment income                          13,714    11,995
  Call option losses                             (2,577)     (108)
  Net realized investment gains (losses)             72      (336)
  Policy income                                   1,909     1,907
  Separate account fees                           1,500     1,227
  Fees and other income                           1,684     1,338
      Total revenues                             19,072    19,201

Benefits and expenses:
  Benefits and claims                             2,380     4,055
  Interest credited on interest-sensitive
    annuities and other financial products        5,501     6,333
  Amortization                                    1,895     2,210
  Commission expenses                             1,777       471
  Other operating expenses                        4,114     3,391
  Interest expense and financing costs              816       864
  Total benefits and expenses                    16,483    17,324

Income before federal income taxes and preferred
  stock dividends                                 2,589     1,877
Federal income tax expense                          589       512

Net income                                        2,000     1,365
Preferred stock dividends                          (127)     (127)
Earnings available to common shareholders       $ 1,873   $ 1,238

Earnings per share - basic:
  Net income                                    $   .27   $   .18
  Preferred stock dividends                        (.02)     (.02)
  Earnings available to common shareholders     $   .25   $   .16

Earnings per share - diluted:
  Net income                                    $   .24   $   .17
  Preferred stock dividends                           -      (.01)
  Earnings available to common shareholders     $   .24   $   .16

    See accompanying notes to consolidated financial statements.


             STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (Unaudited, Dollars in Thousands)

                                Common         Accumulated
                              stock and           other
                              additional         compre-
                               paid in  Treasury hensive  Retained
                        Total  capital   stock     loss   earnings
Balance at
January 1, 2000       $53,360  $62,152 $(6,802) $(16,706) $14,716
Comprehensive income:
  Net income            1,365                               1,365
  Other comprehensive
    income:
    Change in
     unrealized gain
     (loss) on
     securities, net
     taxes of $478        834                        834
    Change in foreign
     currency
     translation           (8)                        (8)
      Other
       comprehensive
       income             826
       Comprehensive
        Income          2,191
  Preferred stock
    Dividends            (127)                               (127)
Balance at March 31,
  2000                $55,424  $62,152 $(6,802) $(15,880) $15,954

Balance at January 1,
  2001                $62,899  $63,019 $(7,589) $(12,008) $19,477

Comprehensive income:
  Net income            2,000                               2,000
  Other comprehensive
   income:
    Change in
     unrealized gain
     (loss) on
     securities, net
     taxes of $2,505    5,001                      5,001
    Change in foreign
     currency
     translation        1,113                      1,113
     Other
      comprehensive
      income            6,114

      Comprehensive
       Income           8,114

  Issuance of common
   stock and warrants      94       94

  Preferred stock
   Dividends             (127)                               (127)
Balance at March 31,
  2001                $70,980  $63,113 $(7,589) $ (5,894) $21,350

	See accompanying notes to consolidated financial statements.





             STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, Dollars in Thousands)

                                               Three Months Ended
                                                    March 31
                                                 2001       2000
Operating Activities
Net income                                   $   2,000   $  1,365
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Amortization of deferred acquisition costs     1,263      1,427
  Deferred policy acquisition costs             (9,821)    (7,155)
  Deferred federal income taxes                    481       (352)
  Depreciation and amortization                    816        880
  Insurance policy liabilities                   4,920      5,279
  Net realized investment (gains) losses           (73)       336
  Accrued investment income                        761        453
  Other                                             49       (185)
    Net cash provided by operating activities      396      2,048

Investing Activities
Fixed maturity securities available for sale:
  Purchases                                   (129,298)   (30,354)
  Sales                                        110,391     16,608
  Maturities, calls and redemptions              6,113      2,425
Short-term investments, net                    (17,556)    (7,050)
Other investments, net                          (2,142)    (1,787)
    Net cash used by investing activities      (32,492)   (20,158)

Financing Activities
Repayments on notes payable                     (3,200)    (2,900)
Premiums received on interest-sensitive
  annuities and other financial products
  credited to policyholder account balances,
  net of premiums ceded                         63,909     40,815
Return of policyholder account balances on
  interest-sensitive annuities and other
  financial products                           (24,916)   (17,460)
Issuance of common stock and warrants               94          -
Dividends on preferred stock                      (127)      (127)
    Net cash provided by financing activities   35,760     20,328

Net increase in cash                             3,664      2,218

Cash at beginning of period                      1,840      3,659
Cash at end of period                         $  5,504   $  5,877

	See accompanying notes to consolidated financial statements.


         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year. This is particularly true in the life insurance industry, where mortality results in interim periods can vary substantially from such results over a longer period. In our opinion, the information contained in this report reflects all adjustments, of a normal recurring nature, necessary to fairly present the results of operations for the interim periods.
Certain amounts from prior periods have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods presented.

The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries ("Standard Management") requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we use significant estimates and assumptions in calculating deferred policy acquisition costs ("DAC"), present value of future profits ("PVP"), goodwill, future policy benefits and deferred federal income taxes. If future experience differs materially from these estimates and assumptions, our financial statements could be affected.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB 133"). FASB 133 requires companies to record derivatives on the balance sheet as assets and or liabilities measured at fair value. We adopted FASB 133 on January 1, 2001. The adoption of FASB 133 resulted in an immaterial impact to net income, however, its application increased the volatility of certain income and expense items.
Also refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2.

For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.


Note 2 -- Notes Payable
Notes payable of SMC are as follows (in thousands):

                                   Interest   March 31 December 31
                                     Rate       2001       2000
Borrowings under revolving credit
  agreements                        9.71% (1)  $17,300   $20,500
Senior subordinated convertible
  notes                            10.00%       11,000    11,000
                                               $28,300   $31,500

(1)	Current weighted average rate at March 31, 2001.


We made a scheduled principal payment of $3.2 million on the borrowings under revolving credit agreements in March 2001. The next scheduled payment of $4.3 million is due in March 2002.


           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3 -- Net Unrealized Loss on Securities Available for Sale

The balance sheet caption "Accumulated other comprehensive loss" in shareholders' equity includes unrealized loss on securities available for sale which is summarized as follows (in thousands):

                                             March 31  December 31
                                               2001        2000
Fair value of securities available for sale $ 745,229 $ 719,274 Amortized cost of securities available for
  sale                                        756,955     743,135
  Gross unrealized loss on securities
    available for sale                        (11,726)    (23,861)
Adjustments for:
  Deferred policy acquisition costs             2,937       5,852
  Present value of future profits               1,676       3,389
  Deferred federal income tax liability         2,472       4,977
    Net unrealized loss on securities
     available for sale                     $  (4,641) $   (9,643)

Note 4 -- Earnings Per Share

A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

                                               Three Months Ended
                                                    March 31
                                                 2001      2000
Income:
Net income                                 $    2,000  $    1,365
Preferred stock dividends                        (127)       (127)
Income available to common shareholders for
  basic earnings per share                      1,873       1,238

Effect of dilutive securities:
  Interest on  subordinated convertible debt        -         250
  Preferred stock dividends                       127           -

Income available to common shareholders for
  diluted earnings per share               $    2,000  $    1,488

Shares:
Weighted average shares outstanding for
  basic earnings per share                  7,545,156   7,785,156

Effect of dilutive securities:
  Stock options                                 7,701      22,393
  Stock warrants                               34,936       1,970
  Subordinated convertible debt                     -   1,740,038
  Preferred stock                             768,235           -

Dilutive potential common shares              810,872   1,764,401

Weighted average shares outstanding for
  diluted earnings per share                8,356,028   9,549,557

            STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        _________________________



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2000 should be read in conjunction with both sets of consolidated financial statements.

Comparison of the Three Month Period Ended March 31, 2001 and
March 31, 2000:

The following tables and narratives summarize the results of operations by operating segment:

                                               Three Months Ended
                                                    March 31
                                                 2001      2000
                                            (Dollars in thousands)
Operating income before income taxes:

  Domestic operations                           $1,807   $1,768
  International operations                         709      445

  Consolidated operating income before
    income taxes                                 2,516    2,213
  Applicable income taxes related to operating
    income                                         530      585

    Consolidated operating income after taxes    1,986    1,628

  Consolidated realized investment gains (losses)
    before income taxes (benefits)                  72     (336)
  Applicable income taxes (benefits)  related to
    realized investment gains (losses)              58      (73)

    Consolidated realized investment gains
      (losses) after taxes (benefits)               14     (263)

    Net income                                  $2,000   $1,365

Consolidated Results and Analysis:

Operating earnings for the three month period ended March 31, 2001 were $2.0 million, or 24 cents per diluted share, which is up 22%
and 20% , respectively, over the comparable  2000 period.   This
increase resulted from 1) higher separate account fees due to increased separate account assets, 2) favorable mortality rates and 3) a lower marginal tax rate due to the utilization of our net operating loss carryforwards.



               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________


Domestic Operations:

                                              Three Months Ended
                                                    March 31
                                                 2001      2000
                                            (Dollars in thousands)

Premiums and deposits collected:
  Traditional life                             $ 2,756    $ 3,166
  Flexible premium deferred annuities("FPDA's") 33,862     20,744
  Equity-indexed annuities                      18,189     17,150
  Single premium immediate annuities ("SPIA's")
    and other deposits                          11,690      2,599
  Universal and interest-sensitive life            168        321

      Subtotal - interest sensitive and other
        financial products                      63,909     40,814

    Total premiums and deposits collected      $66,665    $43,980

Premium income                                 $ 2,756    $ 3,167
Policy income                                    1,908      1,907
    Total policy related income                  4,664      5,074

Net investment income                           13,581     11,869
Call option losses                              (2,577)      (108)
Fees and other income                            1,684      1,338

    Total revenues (a)                          17,352     18,173

Benefits and claims                              2,402      4,081
Interest credited on interest sensitive
  annuities and other financial products         5,502      6,333
Amortization                                     2,025      1,833
Commission expenses                              1,765        422
Other operating expenses                         3,035      2,872
Interest expense and financing costs               816        864

    Total benefits and expenses                 15,545     16,405

    Operating income before income taxes         1,807      1,768

Net realized investment gains (losses)              72       (336)

    Income before income taxes                 $ 1,879    $ 1,432

(a)  Revenues exclude net realized investment gains (losses)


              STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________

General: This segment consists of revenues earned and expenses incurred from our United States operations, which includes deposits and/or income from our annuity products (primarily FPDA's), equity-indexed products, SPIA's, universal life products and traditional life products. This segment's profitability is primarily a function of its investment spread earned (i.e. the excess of investment earnings over interest credited on annuity and universal life deposits), persistency of the in-force business, mortality experience and management of operating expenses. Domestic operations include our U.S. consolidated subsidiaries.

Premium deposits consist of our FPDA's, equity-indexed annuities, SPIA's, interest sensitive annuities and other financial products that do not incorporate significant mortality features. For GAAP, these premium deposits are not shown as premium income in the income statement. Furthermore, a change in premium deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

* Premium deposits for the three month period ending March 31, 2001 received from the sale of FPDA's, equity-indexed annuities, interest sensitive annuities and other financial products, increased $23.1 million or 57%, to $63.9 million, compared to the three month period ending March 31, 2000. This increase relates to 1) a higher quality agent base, 2) favorable agent retention,
3) enhanced presence in the SPIA market and 4) the development of an interactive agent website.

Premium income consists of premiums earned from traditional life products and other policies that incorporate significant mortality features.

* Premium income for the three month period ending March 31, 2001 decreased by $.4 million or 13%, to $2.8 million compared to the same period in 2000. The decrease consists of a decline in renewal premiums due to a reduction in the inforce policies that incorporate significant mortality features.

Policy income represents 1) mortality charges and administrative fees earned on universal life products and 2) surrender income earned as a result of terminated universal life and annuity policies.

* Policy income was unchanged at $1.9 million for the three month period ending March 31, 2001 compared to the three month period ending March 31, 2000. This is largely due to the stability of withdrawals by policyholders for both periods.

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on invested assets.

* Net investment income for the three month period ended March 31, 2001 increased by $1.7 million or 14%, to $13.6 million compared to the period ending March 31, 2000. Net investment income increased as a result of a $103.2 million or 15% increase in the book value of the weighted average invested assets for the period.

* The net investment yields earned on average invested assets were 7.24% and 7.19% for the three month periods ending March 31, 2001 and 2000, respectively.

Call option losses relate to equity-indexed products which are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

* Call option losses for the three month period ending March 31, 2001 increased by $2.5 million to ($2.6) million compared to the same period ending March 31, 2000. This increase was due to the unfavorable impact from changes in the market value of our call options. Also refer to "Interest credited on interest sensitive annuities and other financial products".

Fee and other income consists of fee income related to servicing blocks of business for unaffiliated companies, experience refunds and commission income.

* Fee and other income increased $.3 million or 26%, to $1.7 million and includes commission income from the Savers Marketing
Administrative Agreement.


             STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        _________________________


Benefits and claims include 1) paid life insurance claims, 2) benefits from other policies that incorporate significant mortality features and 3) changes in future policy reserves. Throughout our history, we have experienced periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to offset periods of lower claims experience.

* Benefits and claims for the three month period ended March 31, 2001 decreased $1.7 million to $2.4 million, a decrease of 41% compared to the same period for 2000. This decrease includes $.9 million from the SPIA reserves, which is offset by a comparable increase in commission expenses. In addition, we experienced favorable mortality of $.2 million compared to the period ending March 31, 2000.

Interest credited on interest sensitive annuities and other financial products represents interest credited to insurance liabilities of the FPDA's, equity-indexed annuities, SPIA's, interest sensitive and other financial products. This expense fluctuates with changes in 1) average interest-sensitive insurance liabilities, 2) the average credited rate on those liabilities, 3) the impact of adopting FASB 133 and 4) market value fluctuations of call options.

* During the first quarter of 2001, interest credited decreased $.8 million to $5.5 million, a decrease of 13% compared to the first quarter of 2000. This decrease includes a $2.5 million decline in the market value of liabilities supporting equity-indexed products. These decreases were offset by increased interest credited due to a 16% increase in average interest sensitive liabilities of $92.5 million, a higher average credited rate for the period and a $.4 million increase due to the adoption of FASB 133.

The weighted average credited rates for the three month periods ending March 31, 2001 and 2000, were 4.93% and 4.82%, respectively.

Amortization includes 1) amortization related to the present value of our policies purchased from acquired insurance businesses, 2) amortization of deferred acquisition costs related to capitalized costs of our insurance business sold, 3) amortization of goodwill and organizational costs and 4) the impact of adopting FASB 133.

* Amortization for the three month period ending March 31, 2001 was $2.0 million, an increase of $.2 million compared to the three month period ending March 31, 2000. This increase includes the recognition of additional profits from increased sales of annuity products during recent periods. Amortization was reduced, however, by $.3 million as a result of adopting FASB 133.

Commission expenses represent commission expenses, net of deferrable amounts.

* Commission expenses increased $1.3 million to $1.8 million primarily due to nondeferrable commissions related to SPIA sales in the first quarter of 2001, which is offset by a comparable decrease in benefits and claims.


               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           _________________________

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

* Other operating expenses for the first quarter of 2001 increased $.2 million or 6%, to $3.0 million compared to the first quarter of 2000. The increase included additional premium tax expense due to changing product mix.

Interest expense and financing costs represents interest expense incurred and the amortization of related debt issuance costs.

* Interest expense and financing costs remained at $.8 million for the three month period ending March 31, 2001 and 2000, respectively. Average borrowings declined $3.2 million in the 2001 period but were offset by an increased interest rate for the same period.

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

*  Net realized investment gains, net of related costs increased
$.3 million in the first quarter of 2001. The increased gains are a function of general trading activity for the period.


International Operations:
                                              Three Months Ended
                                                   March 31
                                                2001      2000
                                            (Dollars in thousands)

Premiums and deposits collected:
  Traditional life                           $    14   $    11
  Separate account deposits                   28,670    29,966

    Total premiums and deposits collected    $28,684   $29,977

Premium income                               $    14   $    11
Net investment income                            133       126
Separate account fees                          1,500     1,227
    Total revenues                             1,647     1,364

Benefits and claims                              (22)      (26)
Amortization                                    (130)      377
Commission expenses                               12        49
Other operating expenses                       1,078       519
    Total benefits and expenses                  938       919

    Income before income taxes               $   709   $   445

            STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      _________________________


General: International operations include our revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on deposits from unit-linked products. The profitability of this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and management of operating expenses. International operations include Standard Management International, S.A. and its non-U.S. consolidated subsidiaries ("SMI").

Net investment income represents income earned on corporate assets such as cash and short-term investments.

* Net investment income remained at $.1 million for each of the three month periods ending March 31, 2001 and 2000, respectively. Corporate assets averaged $11.1 million and $12.9 million for the first quarter of 2001 and 2000, respectively, and primarily consist of cash and short-term investments.

* The net investment yields earned on average invested assets were 4.13% and 4.53% for the three month periods ending March 31, 2001 and 2000, respectively.

Fees from separate accounts represents the net fees earned on the various unit-linked products sold and fluctuate in relationship to total separate account assets and the fees earned on those assets. Fees include initial set up fees on certain products and annual recurring fees on almost all products.

* Fees from separate accounts for the first quarter of 2001 increased $.3 million or 22%, to $1.5 million compared to the first quarter of 2000. This increase is primarily due to an increase of 41% in the average value of assets held in separate accounts for the 2001 period. Actual separate account assets increased $96.1 million or 24%, to $496.0 million. Fees were unfavorably impacted by $.4 million due to changes in the value of foreign currencies relative to the U.S. dollar. Excluding the impact of foreign currencies, fees increased $.7 million or 58%, to $1.9 million.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business.

* Amortization for the three month period ending March 31, 2001 decreased $.5 million to ($.1) million compared to the same three month period ending March 31, 2000. This decrease is primarily related to the favorable impact of $.5 million from changes in the value of foreign currencies relative to the U.S. dollar.
Excluding the impact of foreign currencies, amortization was $.4 million for each of the two reporting periods.

Commission expenses represent commission expenses, net of deferrable amounts.

* Commission expenses remained unchanged at less than $.1 million for both periods ending March 31, 2001 and 2000, respectively.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

* Other operating expenses for the three month period ending March 31, 2001 increased $.6 million to $1.1 million when compared to the three month period ending March 31, 2000. This increase relates primarily to increased 1) management fees charged by Standard Management and 2) professional fees.

Foreign currency translation comparisons between the quarters ending March 31, 2001 and March 31, 2000 are impacted by the strengthening and weakening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg franc. The impact of these translations has been quantified on separate account fees and amortization.



            STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        _________________________

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

Standard Management is an international financial services holding company whose liquidity requirements are met through payments received from its subsidiaries. These payments include 1) surplus debenture interest, 2) dividends, 3) management fees and 4) rental income, all of which are subject to restrictions under applicable insurance laws and are used to pay operating expenses and meet debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets.

General: On a consolidated basis we reported net cash provided by operations of $.4 million for the three month period ending March 31, 2001. Although our deposits received on interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, these funds are available for use by Standard Management. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in cash flow of $39.4 million for the quarter ending March 31, 2001. Cash generated on a consolidated basis is available to us only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

At March 31, 2001 we are authorized to repurchase 724,790 additional shares of our Common Stock under a previously initiated repurchase program.

At April 27, 2001, Standard Management had "parent company only" cash and short-term investments of $.7 million which is available for general corporate purposes. Annual parent company operating expenses (not including interest expense) were $4.5 million and $4.8 million for 2000 and 1999, respectively.

The construction of our new domestic headquarters will be completed in May 2001 and is not expected to be material to our liquidity and capital resources.

We anticipate that available cash from our existing working capital, plus anticipated 2001 dividends, management fees, rental income and interest payments on our surplus debentures receivable will be more than adequate to meet our anticipated parent company cash requirements for 2001.

Surplus Debenture and Notes Payable Interest:

The following are characteristics of the Amended Credit Agreement at March 31, 2001:

*  $17.3 million outstanding balance

*  Weighted average interest rate of 9.71%

*  Principal payments: $4.3 million due annually through March
2005

*  Subject to restrictions and financial and other covenants

* Interest payments of $1.8 million will be required in 2001 based on current balances

The following are characteristics of the Subordinated Debt
Agreement at March 31, 2001:

*  $11.0 million outstanding balance

*  Interest rate is greater of 1) 10% per annum or 2) six month
London Inter-Bank Offered Rate ("LIBOR") plus 1.5%

*  Due October 2007

* Interest payments of $1.1 million will be required in 2001 based on current balances.


           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      _________________________


Standard Management loaned $27.0 million to Standard Life Insurance Company of Indiana ("Standard Life") pursuant to Unsecured Surplus Debenture Agreements ("surplus debenture") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance ("IDOI"), depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the IDOI. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the March 31, 2001 interest rate of 10.50% continues, Standard Management will receive interest income of $2.8 million from the surplus debenture in 2001.

Dividends paid from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the IDOI, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Standard Life paid a dividend of $1.6 million in the first quarter of 2001 and has the ability to pay an additional $2.8 million in 2001 without regulatory approval.

Management Fees. Pursuant to a management services agreement, Standard Life paid Standard Management $.9 million for the first quarter of 2001 for certain management services related to the production of business and investment of assets. In addition, Dixie Life National Life Insurance Company ("Dixie National") paid Standard Life $.3 million in the first quarter of 2001 for certain management services provided. These agreements may be modified or terminated by the applicable Departments of Insurance in the event of the financial hardship of either Standard Life or Dixie Life.

Pursuant to a management services agreement, Premier Life (Luxembourg) paid Standard Management $.3 million during the first quarter of 2001 for certain management, technical support and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg).

Equipment Rental Fees.  Standard Management charged subsidiaries
$.3 million in the first quarter 2001 for the use of equipment owned by Standard Management.


            STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        _________________________

Liquidity of Insurance Operations


Domestic Operations. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and surplus debenture interest payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of FPDA's and equity-indexed products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits and policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best rating and events in the industry that affect policyholders' confidence. In April 2001, Standard Life received a rating upgrade from A.M. Best to B++, or "very good" category. As rationale for the rating upgrade, A.M. Best noted Standard Life's continued business growth, improved operating results during 2000 and increased fee income received from administration.

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

Changes in interest rates may affect our incidence of policy surrenders and other withdrawals. In addition to the potential effect on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect our earnings if we are required to sell investments at reduced values to meet liquidity demands. We manage our asset and liability portfolios in order to minimize the adverse earnings effect of changing market interest rates and seek assets that have duration characteristics similar to the liabilities that they support. We also prepare cash flow projections and perform cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. Our domestic insurance subsidiaries currently expect available liquidity sources and future cash flows to be adequate to meet the demand for funds.

Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners as modified by the IDOI, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, we control the amount of net new premiums written to manage the effect of such surplus strain. Our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our domestic insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions by Standard Management with funds generated through debt or equity offerings or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

Our management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 2001.
As of March 31, 2001, Standard Life had statutory capital and surplus for regulatory purposes of $40.3 million. As the life insurance and annuity business produced by Standard Life increases, we expect to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

International Operations. International dividends are limited to SMI's accumulated earnings without regulatory approval and we do not anticipate any international dividends in 2001.

             STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                       _________________________



Forward-looking Statements

All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

* general economic conditions and other factors, including prevailing interest rate levels, stock market performance which may affect the ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies;

* our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives;

* customer response to new products, distribution channels and marketing initiatives;

* mortality, morbidity and other factors which may affect the profitability of our insurance products;

* changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of our products;

*  increasing competition in the sale of  our  products;

* regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products;

*  the availability and terms of future acquisitions; and

* the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations as of December 31, 2000, included in SMC's December 31, 2000 Form 10-K. There have been no material changes in 2001 to these risks or the management of such risks.



         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      _________________________



PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 10.1      Letter Agreement serving as Amendment No. 3 to
Amended and Restated Line of Credit Agreement dated October 3,
2000 by and between Standard Management and Fleet National Bank.


(b) Reports on Form 8-K

No reports on Form 8-K were filed with the Commission in first quarter of 2001.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 10, 2001


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