Form 10-K/A
period 2000-12-31
STANDARD MANAGEMENT CORP
filed 2001-07-23
CIK 853971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-20882


                         STANDARD MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                           Indiana                               35-1773567
              (State or other jurisdiction of                 (I.R.S. employer
               incorporation or organization)                identification no.)

10689 North Pennsylvania Avenue, Indianapolis, Indiana 46280   (317) 574-6200
          (Address of principal executive offices)               (Telephone)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

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

OPERATING SEGMENTS

         The Company conducts and manages its business through the following operating segments reflecting the geographical locations of principal insurance subsidiaries:

         Domestic Operations includes the following insurance subsidiaries at December 31, 2000:

    - Standard Life Insurance Company of Indiana ("Standard Life"), SMC's principal insurance subsidiary, was organized in 1934 as an Indiana domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life offers flexible premium deferred annuities ("FPDA's"), equity-indexed annuities, single premium immediate annuities ("SPIA's"), and traditional and universal life insurance products. Standard Life also generates cash flow and income from closed blocks of in force life insurance and annuities. Standard Life has a rating of B+ (Very Good, Secure) by the rating agency A.M. Best Company, Inc. ("A.M. Best").

    - Dixie National Life Insurance Company ("Dixie Life"), a 99.4% owned subsidiary of Standard Life, was organized in 1965 as a Mississippi domiciled life insurer. Dixie Life is licensed in 22 states and administers life insurance products, primarily "burial expense" policies. Effective January 1, 1999, the Company ceased selling new business through Dixie Life. Dixie Life has a rating of "B" ("Fair") by A.M. Best.

    - Savers Marketing Corporation ("Savers Marketing") is the prior marketing distributor of Savers Life Insurance Company ("Savers Life"). Refer to "Acquisition Strategy and Recent Acquisitions". Savers Marketing markets Standard Life's products through financial institutions and independent agents. Savers Marketing also receives administrative, marketing and commission fees for services provided to unaffiliated companies.

         International Operations include the following holding company and its two wholly owned insurance subsidiaries at December 31, 2000:

    - Standard Management International S.A., a wholly owned subsidiary of SMC, is a holding company organized under Luxembourg law with its registered office in Luxembourg. At December 31, 2000, Standard Management International, S.A. and its subsidiaries ("SMI") had policies in force in over 80 countries. The majority of its business is unit-linked assurance products with a range of policyholder directed investment choices coupled with a small death benefit, sold through its subsidiaries.

    - Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") primarily offers unit-linked products throughout the European Union.

    - Premier Life (Bermuda) Ltd. ("Premier Life (Bermuda)") primarily offers unit-linked products in markets throughout the world.

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

                                                                        Year Ended December 31,
                                                          2000                    1999                     1998
                                                  -------------------      -------------------      -------------------
                                                   AMOUNT         %         Amount         %         Amount         %
                                                  --------      -----      --------      -----      --------      -----
Currently marketed products:
   Unit-linked products ....................      $170,514       47.2      $ 55,192       25.1      $ 42,536       32.5

   FPDA's ..................................        94,699       26.2        98,678       44.9        60,086       45.8

   Equity-indexed annuities ................        73,122       20.2        59,348       27.0        16,858       12.9

   SPIA's ..................................        21,506        5.9         3,162        1.4         2,545        1.9

   Universal and interest-sensitive life ...           963         .3         2,302        1.0         5,816        4.4

   Traditional life ........................           734         .2         1,029         .6         3,282        2.5
                                                  --------      -----      --------      -----      --------      -----
                                                  $361,538      100.0      $219,711      100.0      $131,123      100.0
                                                  ========      =====      ========      =====      ========      =====

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

         The individual annuity business is a growing segment of the savings and retirement industry, which increased in sales from $49 billion in 1989 to more than $115 billion in 1999. The individual annuity market, which is one of SMC's primary targets, comprises virtually all of it s domestic sales and 52% of its total sales. As the 76 million baby boomers born from 1946 through 1964 grow older, demand for insurance products is expected to grow. SMC believes that those seeking adequate retirement incomes will become less dependent on Social Security and their employers' retirement programs and more dependent upon their own financial resources. Annuities currently enjoy an advantage over certain other saving mechanisms because the annuity buyer receives a tax-deferred accrual of interest on the investment during the accumulation period.

         SMC's gross domestic sale percentages by U.S. geographical region are summarized as follows:

         State                                          2000             1999              1998
         -----                                          ----             ----              ----
         Indiana......................................   19%              15%               17%
         California...................................   15               11                 5
         Ohio.........................................    9               14                15
         Florida......................................    9                8                 8
         North Carolina...............................    6                8                10
         Hawaii.......................................    6                5                 7
         Wisconsin....................................    4                2                 2
         Michigan.....................................    4                1                 2
         All other states(1)..........................   28               36                34
                                                        ---              ---               ---
         Total........................................  100%             100%              100%
                                                        ===              ===               ===

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

                                                                                  PERCENT OF FIXED
                      NAIC RATING                                                MATURITY SECURITIES
                      -----------                                                -------------------
                      1....................................................              57
                      2....................................................              37
                                                                                        ---
                      TOTAL INVESTMENT GRADE...............................              94
                      3-4..................................................               5
                      5-6..................................................               1
                                                                                        ---
                              TOTAL FIXED MATURITY SECURITIES..............             100%
                                                                                        ===

         Effective December 1, 2000, Zurich Scudder Investments (formerly known as Scudder Kemper Investments, Inc.) began managing SMC's domestic fixed maturity securities, subject to the direction of SMC's Investment Committee. Prior to December 1, 2000 SMC's domestic invested assets were managed by Conseco Capital Management, Inc.

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

         The following table summarizes SMC's mortgage-backed securities at December 31, 2000 (in thousands):

                                                                                                           ESTIMATED       AVG.
                                                                    % OF                         % OF      AVG. LIFE       TERM
                                                   AMORTIZED        FIXED          FAIR         FIXED          OF        TO FINAL
                                                      COST        MATURITIES      VALUE       MATURITIES   INVESTMENT    MATURITY
                                                   ---------      ----------     --------     ----------   ----------    --------
                                                                                                           (IN YEARS)   (IN YEARS)
AGENCY CMOS:

PLANNED AND TARGET AMORTIZATION CLASSES ....        $ 32,395         4.4%        $ 32,240         4.6%        5.2          21.5

SEQUENTIAL AND SUPPORT CLASSES .............           6,118         0.8%           5,950         0.8%        4.8          23.6
                                                    --------        ----         --------        ----         ---          ----

     TOTAL .................................          38,513         5.2%          38,190         5.4%        5.1          21.8

NON-AGENCY CMOS:

  SEQUENTIAL CLASSES .......................           3,311         0.5%           3,069         0.4%        4.7          11.8

  OTHER ....................................          28,191         3.8%          28,493         4.0%        6.3          23.8
                                                    --------        ----         --------        ----         ---          ----


TOTAL ......................................          31,402         4.3%          31,562         4.4%        6.1          22.6

NON AGENCY CMBS ............................          17,960         2.4%          16,683         2.3%        4.4          17.9

AGENCY MORTGAGE-BACKED PASS-THROUGH
  SECURITIES ...............................         114,915        15.6%         115,955        16.3%        6.5          24.5
                                                    --------        ----         --------        ----         ---          ----

     TOTAL MORTGAGE-BACKED SECURITIES ......        $202,890        27.5%        $202,390        28.4%        6.0          23.1
                                                    ========        ====         ========        ====         ===          ====

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

RESERVES

         Our insurance subsidiaries have established and carry as liabilities in their financial statements actuarially determined liabilities to satisfy their respective annuity contract and life insurance policy obligations.

         Insurance policy liabilities for deferred annuities and universal life policies are equal to the full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with rates ranging from 3.0% to 12.5% in 2001 and 3.0% to 12.5% in 2000.

         Standard Management performs periodic studies to compare current experience for mortality, interest and lapse rates with projected experience used in calculating the deferred annuity and universal life insurance policy liabilities. Differences are reflected currently in earnings for each period. Standard Management historically has not experienced significant adverse deviations from its assumptions.

         Insurance policy liabilities for traditional life insurance contracts are computed using the net level premium method on the basis of assumed investment yields, mortality and withdrawals, which were appropriate at the time the policies were issued. Assumed investment yields are based on interest rates ranging from 6.2% to 7.5%. Mortality is based upon various actuarial tables, principally the 1965-1970 or the 1975-1980 Select and Ultimate Table. Withdrawals are based upon Company experience and vary by issue age, type of coverage, and duration.


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

         The following is reinsurance ceded information for in force life insurance policies at December 31, 2000 (in thousands):

                                                        % OF TOTAL
                                  FACE VALUE OF        REINSURANCE         REINSURANCE
INSURANCE COMPANY                 LIFE POLICIES           CEDED            RECOVERABLE
-----------------                 -------------        -----------         -----------
LINCOLN NATIONAL LIFE
INSURANCE COMPANY                   $ 184,483             15.21%             $1,374

EMPLOYERS REINSURANCE
CORPORATION                           119,815              9.88%                341

BUSINESS MEN'S ASSURANCE
COMPANY OF AMERICA                    114,824              9.47%                413

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

         Standard Life's adjusted surplus was greater than 5.5% of its admitted assets at December 31, 2000. "Admitted assets" are defined by the National Association of Insurance Commissioners as "probable future economic benefits obtained or controlled by a particular entity as a result of past transactions or events" which may be included in an insurance company's balance sheet. Some assets or portions of assets may be considered "nonadmitted" because they do not conform to the laws and regulations of various states. Therefore, certain assets which normally would be accorded value in noninsurance corporations are accorded no value and thus reduce the reported surplus of the insurance company.

         Effective October 1, 1998, Standard Life no longer ceded its new annuity business as the growth of its liabilities, which can erode surplus during periods of increasing sales, was not as great as originally anticipated. The annuity business remained in effect for policies reinsured prior to October 1, 1998. As a result of discontinuing ceding its new annuity business, Standard Life has been able to retain more profitable business.

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

         The following is a list of SMC's most recent acquisitions and the terms under which they were purchased (in millions):

                                                                  Purchase Price
                                             ------------------------------------------------------------
                                                                               Acquisition
                 Company                     SMC Stock           Cash             Costs             Total
         -------------------------           ---------           ----          -----------          -----
         Savers Life                           $14.9             $2.2             $ 1.5             $18.6

         Midwestern Life
         Insurance Company of Ohio
         ("Midwestern Life")                     4.6              8.9                .6              14.1

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

         Effective January 1, 2000, Standard Management entered into a tax sharing agreement with Savers Marketing and SMI that allocates the consolidated federal income tax liability. In 2000, Savers Marketing and SMI paid Standard Management $.3 million and $1.0 million, respectively, in accordance with this agreement.

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

         The NAIC, as well as Indiana and Mississippi, have each adopted Risk-Based Capital ("RBC") requirements for life and health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. State insurance regulators use the RBC requirements as regulatory tools only, which aid in the identification of insurance companies that could potentially lack sufficient capital. Regulatory compliance is determined by a ratio (the "RBC Ratio") of the company's regulatory total adjusted capital to its authorized control level RBC. The two components of the RBC Ratio are defined by the NAIC. The RBC ratios that require corrective action as follows:

-------------------------------------------------------------------------------------
      LEVEL                    RBC RATIO                   CORRECTIVE ACTION
-------------------------------------------------------------------------------------
Company Action                  1.5 - 2             Company is required to submit a
                                                    plan to improve its RBC Ratio
-------------------------------------------------------------------------------------

Regulatory Action               1 - 1.5             Regulators will order corrective
                                                    actions
-------------------------------------------------------------------------------------

Authorized Control              0.7 - 1             Regulators are authorized to take
                                                    control of the company
-------------------------------------------------------------------------------------

Mandatory Control            less than 0.7          Regulators must take over the
                                                    company
-------------------------------------------------------------------------------------

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

         The amounts related to AVR and IMR for the insurance subsidiaries at December 31, 2000 are summarized as follows (in thousands):

                                                                              MAXIMUM
                                                                 AVR            AVR          IMR
                                                               -------        -------      -------
                      STANDARD LIFE.....................       $ 2,536        $ 7,909      $11,636
                      DIXIE LIFE........................           232            432          160

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

ITEM 2. PROPERTIES

         Domestic Operations. SMC recently completed the construction of a new domestic home office of 58,000 square feet at 10689 North Pennsylvania Avenue, Indianapolis, Indiana. SMC owns this new building. SMC entered into a lease on March 31, 1997, for approximately 16,000 square feet in a warehouse located at 2525 North Shadeland, Indianapolis, Indiana which expires on September 30, 2001.

         Savers Marketing leases approximately 6,000 square feet in an office building located at 8064 North Point Boulevard, Winston-Salem, North Carolina, under the terms of a lease, which expires on September 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         At the Company's Annual Meeting of Stockholders held on June 7, 2000, the following individuals were elected to the Board of Directors:

                                                                         Shares For           Shares Withheld
                                                                         ----------           ---------------
         Stephen M. Coons........................................         4,955,677               294,558
         Martial R. Knieser......................................         4,947,863               302,372
         P.B. (Pete) Pheffer.....................................         4,945,863               304,372

         A total of 5,250,235 shares were present in person or by proxy at the Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

         The following sets forth information concerning each of SMC's executive officers:

         RONALD D. HUNTER, 49, Chairman of the Board, Chief Executive Officer and President of SMC

         - Chairman of the Board and Chief Executive Officer of Standard Life since 1987

         -        Held management and sales positions with:

                           Conseco, Inc from 1981 to 1986

                           Aetna Life & Casualty Company from 1978 to 1981

                           United Home Life Insurance Company from 1975 to 1977

                           Prudential Life Insurance Company from 1972 to 1975

         RAYMOND J. OHLSON, 50, Executive Vice President, Chief Marketing Officer and Director of SMC

         -        President of Standard Life since 1993

         -        President and Director of Standard Marketing since 1991

         -        Earned CLU designation in 1980

         -        Life member of the Million Dollar Round Table

         P.B. (PETE) PHEFFER, CPA, 50, Executive Vice President, Chief Financial Officer and Director of SMC

         - Senior Vice President -- Chief Financial Officer and Treasurer of Jackson National Life Insurance Company from 1994 to 1996

         - Senior Vice President -- Chief Financial Officer of Kemper Life Insurance Companies from 1992 to 1994

         -        Received MBA from the University of Chicago in 1988

         STEPHEN M. COONS, 60, Executive Vice President, General Counsel, Secretary and Director of SMC

         -        Counsel to the law firm of Coons, Maddox & Koeller from 1993 to 1995

         -        Partner with the law firm of Coons & Saint prior to 1993

         -        Indiana Securities Commissioner from 1978 to 1983

         -        Practicing law for 30 years

         EDWARD T. STAHL, 54, Executive Vice President, Chief Administrative Officer and Director of SMC

         -        Secretary of Standard Life since 1993

         - President and Chief Operations Officer of Standard Life from 1988 to 1993

         -        Director of Standard Life since 1987

         - Served in various capacities in the insurance industry since 1966 and is a member of several insurance associations

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

                                                                                                   SMC
                                                                                              Common Stock
                                                                                         ----------------------
                                                                                         High              Low
                                                                                         -----            -----
1999
         Quarter ended March 31, 1999                                                    7.125            5.375
         Quarter ended June 30, 1999                                                     6.563            5.250
         Quarter ended September 30, 1999                                                6.938            4.656
         Quarter ended December 31, 1999                                                 6.219            4.250

2000
         QUARTER ENDED MARCH 31, 2000                                                    5.250            4.188
         QUARTER ENDED JUNE 30, 2000                                                     4.813            3.063
         QUARTER ENDED SEPTEMBER 30, 2000                                                4.000            2.750
         QUARTER ENDED DECEMBER 31, 2000                                                 4.000            2.938

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

                                                                                 Year Ended December 31
                                                         ------------------------------------------------------------------------
                                                             2000            1999          1998             1997          1996
                                                         ------------     ----------    ----------       ----------    ----------
STATEMENT OF OPERATIONS DATA:
Premium income ......................................    $     15,470     $   13,090    $   14,479(d)    $    7,100    $   10,468(e)
Investment activity
    Net investment income............................          50,776         43,612        33,589           29,197        20,871
    Call option gains (losses) ......................          (7,603)         1,209           632               --            --
    Net realized investment gains (losses) ..........          (4,492)            78           353              396         1,302
Total revenues ......................................          76,063         72,963        63,275           46,855        40,205
Interest expense and financing costs ................           3,417          3,385         2,955            2,381           805
Total benefits and expenses .........................          69,659         65,565        56,964           43,593        36,670(e)
Income before income taxes and
    extraordinary gain (loss) .......................           6,404          7,398         6,311            3,262         3,535
Net income ..........................................           5,267          5,272         4,681            2,645         4,767

PER SHARE DATA:
Net income ..........................................             .68            .69           .68              .54           .98
Net income, assuming dilution .......................    $        .66     $      .65    $      .62       $      .48    $      .91
Weighted average common shares
      outstanding, assuming dilution ................       9,183,949      9,553,731     9,363,763        5,591,217     5,549,057
Book value per common share .........................    $       8.34     $     6.85    $     8.64       $     8.88    $     7.95
Common shares outstanding ...........................       7,545,156      7,785,156     7,641,454        4,876,490     5,024,270

COVERAGE RATIOS (B):
Earnings to fixed charges ...........................             1.2X           1.2X          1.3X             1.2X          1.3X
Earnings to fixed charges, excluding
      policyholder interest .........................             2.5X           2.8x          3.0x             2.4x          5.4x

BALANCE SHEET DATA (at year end):
Invested assets .....................................    $    760,444     $  648,503    $  592,123       $  398,782    $  370,138
Assets held in separate accounts ....................         520,439        319,973       190,246          148,064       128,546
Total assets ........................................       1,470,457      1,150,977       956,150          668,992       628,413
Long-term debt, notes payable and capital
      lease obligations .............................          31,500         34,500        35,000           26,141        20,697
Total liabilities ...................................       1,401,028      1,091,087       883,578          625,679       586,737
Preferred stock .....................................           6,530          6,530         6,530               --         1,757
Shareholders' equity ................................          62,899         53,360        66,042           43,313        39,919

OTHER DATA:
Operating income(c) .................................           7,333          5,221         4,448            2,384         1,174
Operating cash flows ................................             935          2,853           207            7,696         1,726

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

(b) The ratio of earnings to fixed charges is calculated by dividing earnings (income before federal income taxes, extraordinary loss and preferred stock dividends plus interest expense and policyholder interest) by fixed charges (interest expense on notes payable, dividends on preferred stock and policyholder interest). The "Earnings to fixed charges, excluding policyholder interest" ratios do not include interest credited to policyholder accounts of $21.1 million, $25.7 million, $19.8 million, $16.3 million, and $11.1 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. "Earnings to fixed charges, excluding policyholder interest" may not be comparable to similarly titled measures used by other companies.

(c) Operating income is commonly used as a meaningful measure of reporting results as a supplemental disclosure to net income. Operating income is not a GAAP measure of performance and may not be comparable to similarly titled measures used by other companies. Operating income represents income before extraordinary gains (losses), excluding net realized investment gains (losses) (less income taxes (benefits) and amortization relating to such gains (losses)), and gain on disposal of subsidiary. Operating income should be reviewed in conjunction with net income and cash flow information included elsewhere in this report.

(d) Includes Medicare supplement premiums of $6.0 million related to the Savers Life acquisition. This business was sold effective July 1, 1998.

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

FORWARD-LOOKING STATEMENTS

         All statements, trend analyses, and other information contained in this Annual Report on Form 10-K or any document incorporated by reference herein relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

         - General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect the ability of the Company to sell its products, the market value of the Company's investments and the lapse rate and profitability of the Company's policies.

         - The Company's ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

         - Customer response to new products, distribution channels and marketing initiatives.

         - Mortality, morbidity and other factors which may affect the profitability of the Company's insurance products.

         - Changes in the federal income tax laws and regulation which may affect the relative tax advantages of some of the Company's products.

         -        Increasing competition in the sale of the Company's products.

         - Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products.

         -        The availability and terms of future acquisitions.

         - The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

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

         Policyholders sometimes do not pay premiums, thus causing their policies to lapse. For the years 2000, 1999 and 1998 Standard Life experienced total policy lapses, excluding surrenders, of 5.7%, 3.6% and 5.0% of total policies in force at December 31 of each year, respectively.

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

         - The cost of the capital required to fund the acquisition or recapture.

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

                                          2001              2002              2003              2004             2005
                                        --------          --------          --------          --------          ------
Gross amortization ...........          $ 13,793          $ 13,387          $ 12,123          $ 10,736          $9,451
Interest accumulation ........             5,854             4,765             3,870             3,180           2,612
                                        --------          --------          --------          --------          ------
Net amortization .............          $  7,939          $  8,622          $  8,253          $  7,556          $6,839
                                        ========          ========          ========          ========          ======

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

Results of operations by segment for the three years ended December 31, 2000:

The following tables and narratives summarize the results of our operations by business segment:

                                                                                       2000               1999              1998
                                                                                     --------           --------          --------
                                                                                                 (Dollars in thousands)

Operating income before income taxes:
     Domestic operations ..................................................          $  5,440           $  6,054          $  3,700
     International operations .............................................             3,128              1,266             2,258
                                                                                     --------           --------          --------

     Consolidated operating income before income taxes ....................             8,568              7,320             5,958
     Applicable income taxes related to operating income ..................             1,235              2,099             1,510
                                                                                     --------           --------          --------

              Consolidated operating income after taxes ...................             7,333              5,221             4,448
                                                                                     --------           --------          --------

     Consolidated realized investment gains (losses) before
        income taxes (benefits) ...........................................            (2,164)                78               353

   Applicable income taxes (benefits) related to realized investment
         gains (losses) ...................................................              (457)                27               120
                                                                                     --------           --------          --------

            Consolidated realized investment gains (losses) after taxes
               (benefits) .................................................            (1,707)                51               233
                                                                                     --------           --------          --------
            Income before extraordinary loss ..............................             5,626              5,272             4,681
                                                                                     --------           --------          --------
            Extraordinary loss, net of $185 tax benefit ...................               359                 --                --
                                                                                     --------           --------          --------
            Net income ....................................................          $  5,267           $  5,272          $  4,681
                                                                                     ========           ========          ========

Consolidated Results and Analysis

     SMC's 2000 net income was $5.3 million, or 66 cents per diluted share, up 2% on a diluted per share basis over the comparable 1999 period. The results for 2000 include increases due to i) net spread revenue, the difference between the investment income earned on SMC's investments less the interest SMC credits to its policyholders, of $22.1 million compared to $19.1 million, ii) fees from separate accounts of $7.7 million compared to $3.9 million, and iii) a lower marginal tax rate due to the utilization of SMC's net operating loss carryforwards. These increases were offset by i) paid life insurance claims of $7.1 million compared to $5.7 million, ii) amortization of $9.4 million compared to $7.5 million, iii) net realized investment losses of $4.5 million, and iv) an extraordinary loss of $.4 million in the 2000 period. Operating income for 2000 was $7.3 million, an increase of 40% over 1999.

     SMC's 1999 net income was $5.3 million, or 65 cents per diluted share, up 13% and 5%, respectively, compared to 1998. The results for 1999 include increases due to i) net spread revenue of $19.1 million compared to $14.4 million, ii) fees from separate accounts of $3.9 million compared to $2.9 million, and iii) economies of scale achieved through the acquisitions of Savers Life and Midwestern Life, including the elimination of certain Medicare supplement expenses in connection with the sale of that business. These increases were somewhat offset by i) the completion of negative goodwill amortization, a nonrecurring item, which contributed $1.4 million or $.15 per diluted share in 1998, ii) paid life insurance claims of $5.7 million compared to $5.1 million, and iii) amortization of $7.5 million compared to $5.4 million. Operating income for 1999 was $5.2 million, an increase of 17% over 1998.

Domestic operations:

                                                                                       2000               1999              1998
                                                                                   -----------         ----------        ----------
                                                                                                 (Dollars in thousands)

Premiums and deposits collected:
  Traditional life ........................................................        $    15,429         $   12,990        $    8,392
  Medicare supplement .....................................................                 --                 --             5,992
                                                                                   -----------         ----------        ----------
  Subtotal - traditional and Medicare supplement premiums .................             15,429             12,990            14,384
                                                                                   -----------         ----------        ----------
  FPDA's ..................................................................             94,699             98,678            58,072
  Equity-indexed annuities ................................................             73,122             59,348            16,858
  SPIA's and other deposits ...............................................             27,802              5,872             3,537
  Universal and interest-sensitive life ...................................                866              1,778             3,391
                                                                                   -----------         ----------        ----------
  Subtotal - interest-sensitive and other financial products ..............            196,489            165,676            81,858
                                                                                   -----------         ----------        ----------

               Total premiums and deposits collected ......................        $   211,918         $  178,666        $   96,242
                                                                                   ===========         ==========        ==========
Premium income ............................................................        $    15,429         $   12,990        $   14,384
Policy income .............................................................              8,204              6,826             6,529
                                                                                   -----------         ----------        ----------

           Total policy related income ....................................             23,633             19,816            20,913

Net investment income......................................................             50,278             43,167            33,089
Call option gains (losses) ................................................             (7,603)             1,209               632
Fee and other income ......................................................              5,980              4,207             3,068
                                                                                   -----------         ----------        ----------

           Total revenues(a) ..............................................             72,288             68,399            57,702
                                                                                   -----------         ----------        ----------

Benefits and claims .......................................................             20,045             14,516            13,310
Interest credited to interest sensitive annuities and other financial
  products ................................................................             21,080             25,728            19,775
Amortization ..............................................................              9,703              6,313             4,755
Commission expenses .......................................................              1,918                735               895
Other operating expenses ..................................................             10,685             11,668            12,312
Interest expense and financing costs ......................................              3,417              3,385             2,955
                                                                                   -----------         ----------        ----------

           Total benefits and expenses ....................................             66,848             62,345            54,002
                                                                                   -----------         ----------        ----------
           Operating income before income taxes ...........................              5,440              6,054             3,700

Net realized investment gains (losses), net of related amortization .......             (2,164)                78               353
                                                                                   -----------         ----------        ----------

           Income before income taxes .....................................        $     3,276         $    6,132        $    4,053
                                                                                   ===========         ==========        ==========

(a) total revenues exclude net realized investment gains (losses), net of related amortization.

Number of annuity contracts in force ......................................             24,216             24,322            20,121
                                                                                   ===========         ==========        ==========
Interest-sensitive annuity and other financial
         products reserves, net of reinsurance ceded ......................        $   695,475         $  595,388        $  506,749
                                                                                   ===========         ==========        ==========
Number of life policies in force ..........................................             55,533             61,573            66,412
                                                                                   ===========         ==========        ==========
Life insurance in force, net of reinsurance ceded .........................        $ 1,042,566         $1,367,533        $1,403,164
                                                                                   ===========         ==========        ==========

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

         - Premium deposits for 2000 increased $30.8 million or 19% to $196.5 million. The increase relates to i) a continued increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies,
                  ii) the introduction of a SPIA product that contributed $18.3 million of deposits for the period, and iii) continued momentum of our equity-indexed products which contributed an additional $13.8 million for the period.

         - Premium deposits for 1999 increased $83.8 million or 102% to $165.7 million. The increase relates to i) an increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, ii) expansion of geographical concentration, iii) the full year impact of an equity-indexed product introduced in 1998, and iv) the introduction of three equity-indexed annuity products in 1999.

Premium income consists of premiums earned from i) traditional life products,
ii) annuity business that incorporates significant mortality features, and iii) Medicare supplement premiums for the 1998 period.

         - Life premiums were up $2.4 million or 19% in 2000 to $15.4 million, which is primarily the result of increased traditional life premiums and other deposits that incorporate mortality features.

         - Life premiums were up $4.6 million or 55% in 1999 to $13.0 million. The increase was primarily the result of renewal premiums from Midwestern Life's traditional life block and first year premiums of existing traditional life products.

         - Health premiums for 1998 include $6.0 million of Medicare supplement premiums that were earned from March 12, 1998, the acquisition date of Savers Life, through July 1, 1998, the effective sale date of the Medicare supplement block of business.

Policy income represents i) mortality charges and administrative fees earned on universal life products, and ii) surrender charges earned as a result of terminated universal life and annuity policies.

         - During 2000, policy income increased $1.4 million or 20% to $8.2 million. The increase primarily relates to $1.6 million of surrender income received as a result of i) reducing crediting rates on certain FPDA products and ii) general market conditions, offset by lower cost of insurance income.

         - During 1999, policy income increased $.3 million or 5% to $6.8 million. The increase is due to i) mortality charges of a new universal life product and ii) surrender charges on certain FPDA products which is primarily the result of lowering credited rates on those products.

Net investment income includes interest earned on invested assets and fluctuates with changes in i) the amount of average invested assets supporting insurance liabilities, and ii) the average yield earned on those invested assets.

         - During 2000, net investment income increased $7.1 million or 16% to $50.3 million. Average invested assets, at book value, increased by $95.7 million or 15% due to the growth in insurance liabilities from premium sales of recent periods.

         - During 1999, net investment income increased $10.1 million or 31% to $43.2 million. Average invested assets, at book value, increased by $166.7 million or 35% due to the growth in insurance liabilities from premium sales of recent periods and from the acquisitions of Savers Life and Midwestern Life.

         - The net investment yield earned on average invested assets was 7.26%, 7.13% and 7.27% for 2000, 1999 and 1998, respectively.
                  Investment yields fluctuate from period to period primarily due to changes in the general interest rate environment.

Call option gains (losses) relate to equity-indexed products which are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

         - During 2000, call option losses increased $8.8 million to ($7.6) million compared to call option gains of $1.2 million in 1999. The increased losses were due to the unfavorable impact of changes in the market value of SMC's call options. Also refer to "Interest credited on interest sensitive annuities and other financial products" below.

         - During 1999, call option gains increased $0.6 million to $1.2 million compared to call option gains of $0.6 million in 1998. This increase was due to the favorable impact of changes in the market value of SMC's call options.

Fee and other income consist of fee income related to servicing blocks of business for unaffiliated companies, experience refunds, and commission income.

         - During 2000, fee and other income increased $1.8 million or 42%, to $6.0 million. This increase includes i) $1.5 million of commission income from administrative agreements, including the Savers Marketing administrative agreement, and ii) $.3 million of other income related to a recovery under a keyman insurance policy.

         - During 1999, fee and other income increased $1.1 million or 37%, to $4.2 million. This increase was due to commission income that related to the Savers Marketing administrative agreement and the marketing efforts associated with the management of that business.

Benefits and claims include i) paid life insurance claims, ii) benefits from other policies that incorporate significant mortality features and, iii) changes in future policy reserves. Throughout the Company's history, it has experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claim experience tend to offset periods of lower claim experience.

         - Benefits and claims in 2000 increased $5.5 million or 38%, to $20.0 million. This increase includes i) additional reserves needed as a result of increased traditional life premiums and other deposits that incorporate mortality features and ii) additional mortality benefits of $1.5 million compared to the 1999 period.

         - Benefits and claims in 1999 increased $1.2 million, to $14.5 million. This is due to $6.1 million of claims and benefits resulting from an increase in the average in force life business for the periods due to the acquisitions of Savers Life and Midwestern Life. This was somewhat offset by the inclusion of $4.9 million of benefits and claims in 1998 results related to the Medicare supplement business that was sold July 1998.

Interest credited to interest-sensitive annuities and other financial products represents interest credited to insurance liabilities of the FPDA's, equity-indexed annuities, SPIA's, interest sensitive and other financial products. This expense fluctuates with changes in i) average interest-sensitive insurance liabilities, ii) the average credited rate on those liabilities, and
iii) the market value fluctuations of call options. Also refer to "Net investment income" in Item 7.

         - In 2000, interest credited decreased $4.6 million or 18%, to $21.1 million. This decrease consists of a $7.6 million decline in the market value of liabilities supporting equity-indexed products. This decrease was offset by increased interest credited due to larger average interest sensitive liabilities of $98.9 million or 20% for the period, including a $61.4 million increase from equity-indexed products.

         - In 1999, interest credited increased $6.0 million or 30%, to $25.7 million. This increase was due to larger average interest-sensitive insurance liabilities of approximately $125.3 million or 34% for the period, which includes increases from the acquisitions of Savers Life and Midwestern Life, and from equity indexed products. The remaining increase primarily relates to FPDA products. These increases were somewhat offset by a decrease in the average credited rate for the period.

         - The weighted average credited rate was 4.90%, 4.89% and 5.16% in 2000, 1999 and 1998, respectively.

Amortization includes i) amortization related to the present value of polices purchased from acquired insurance business, ii) amortization of deferred acquisition costs related to capitalized costs of insurance business sold, and
iii) amortization of goodwill and organizational costs.

         - Amortization in 2000 increased $3.4 million or 54%, to $9.7 million. This increase relates to i) additional amortization of deferred acquisition costs, ii) increased business in force, and iii) the recognition of additional profits for the period. Additional profits were recognized from i) the realization of profits from increased sales of annuity products in recent periods and ii) the realization of profits from surrender income of deferred annuities.

         - Amortization in 1999 increased $1.6 million or 33%, to $6.3 million. This increase relates to additional amortization of deferred acquisition costs, due to increased business in force, and the recognition of additional profits for the period. Additional profits were recognized from i) the realization of profits from increased sales of annuity products in recent periods, and ii) the realization of profits from the purchased insurance business of Savers Life and Midwestern Life.

Commission expenses represent commission expenses, net of deferrable amounts.

         - During 2000, commission expenses increased $1.2 million to $1.9 million primarily due to nondeferrable commissions related to SPIA sales during the year. We enhanced our presence in this market beginning in 2000.

         - During 1999, commission expenses declined $0.2 million to $0.7 million due to slight variations in product mix and sales for the period.

Other operating expenses consist of general operating expenses, including salaries, and commission expenses, net of deferrable amounts.

         - In 2000, other operating expenses decreased $1.0 million or 8%, to $10.7 million. The decrease is due to continued efficiencies achieved through the assimilation of recent acquisitions.

         - In 1999, other operating expenses declined $.6 million or 5%, to $11.7 million. The majority of this decrease relates to efficiencies achieved through the assimilation of the former insurance operations of Savers Life, Savers Marketing and Midwestern Life including the elimination of certain Medicare supplement expenses in connection with the sale of that business.

Interest expense and financing costs represent interest expense incurred and the amortization of related debt issuance costs.

         - In 2000, interest expense and financing costs remained at $3.4 million. Average borrowings for the period declined $3.2 million, however, they were offset by an increased interest rate for the period.

         - In 1999, interest expense and financing costs increased $.4 million or 15%, to $3.4 million primarily due to increased average borrowings for the period of approximately $5.6 million and an increase in the average interest rate for the period on the revolving line of credit.

Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the amortization of the present value of future profits.

         - Net realized investment losses, net of related costs and amortization, for 2000 were $2.2 million, which is reduced by $2.3 million of deferred acquisition cost amortization. Approximately 64% of the gross losses for 2000 are related to fixed maturity securities that have a decline in fair value that is considered other than temporary. These securities are considered to be in substantive default (i.e. default as to interest and principal). The Company maintains a high quality investment portfolio with 94% of its fixed maturity securities being classified as investment grade securities.

         -        In 1999, net realized investment gains were $.1 million.

International operations:

                                                                 2000                1999                 1998
                                                              ----------          ----------           ----------
                                                                            (Dollars in thousands)

Premiums and deposits collected:
  Traditional life .................................          $       41          $      100           $       95
  Separate account deposits ........................             170,514              55,192               42,536
                                                              ----------          ----------           ----------

           Total premiums and deposits collected ...          $  170,555          $   55,292           $   42,631
                                                              ==========          ==========           ==========

Premium income .....................................          $       41          $      100           $       95

Net investment income ..............................                 498                 445                  500

Separate account fees ..............................               7,728               3,941                2,884

Amortization of negative goodwill ..................                  --                  --                1,388

Other income .......................................                  --                  --                  353
                                                              ----------          ----------           ----------

           Total revenues ..........................               8,267               4,486                5,220
                                                              ----------          ----------           ----------


Benefits and claims ................................                  35                (140)                 (40)

Amortization .......................................               2,061               1,158                  658

Commission expenses ................................                  12                  10                   22

Other operating expenses ...........................               3,031               2,192                2,322
                                                              ----------          ----------           ----------

           Total benefits and expenses .............               5,139               3,220                2,962
                                                              ----------          ----------           ----------

           Income before income taxes ..............          $    3,128          $    1,266           $    2,258
                                                              ==========          ==========           ==========




Separate account contracts(1) ......................               4,989               3,380                3,070
                                                              ==========          ==========           ==========


Separate account liabilities(1) ....................          $  520,439          $  319,973           $  190,246
                                                              ==========          ==========           ==========

(1)      Primarily unit-linked assurance products

General: International operations include revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on deposits from unit-linked products. The profitability for this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and management of operating expenses.

Net investment income represents income earned on corporate assets such as cash, short-term investments and fixed securities. SMI is required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

         - Net investment income was $.5 million and $.4 million in 2000 and 1999, respectively, on average invested assets of approximately $11.0 million for each period.

         - The net investment yields earned on average invested assets were 4.54%, 4.06% and 4.74% for 2000, 1999 and 1998, respectively.

Fees from separate accounts represent the net fees earned on the various unit-linked products sold. The fees fluctuate in relationship to total separate account assets and the fees earned on such assets. Fees include initial set-up fees on certain products and annual recurring fees on almost all products.

         - During 2000, fees from separate accounts increased $3.8 million or 96%, to $7.7 million. This increase is primarily due to an increase of 82% in the average value of assets held in separate accounts for the period. Actual separate account assets increased $200.5 million or 63%, to $520.4 million. Net deposits from SMI's sales of unit-linked products increased $115.3 million or 209%, to $170.5 million for the period. The increase in deposits is primarily due to i) strengthening of SMI's distribution system by engaging more, highly productive agents, ii) concentrated marketing efforts in certain European countries, primarily Sweden, Belgium and Italy, and iii) favorable demand, in general, for investment based products.

         - During 1999, fees from separate accounts increased $1.1 million or 37%, to $3.9 million. This increase is primarily due to an increase of 36% in the average value of assets held in separate accounts for the period. Actual separate account assets increased $129.7 million or 68%, to $320.0 million. Net deposits from SMI's sales of unit-linked products increased $12.7 million or 30%, to $55.2 million for the period. This increase is due to expanded marketing efforts, which have generated additional sales in Sweden and Belgium for the period.

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

         - Amortization increased $.9 million in 2000 to $2.1 million and increased $.5 million in 1999 to $1.2 million. These increases are due to amortizing deferred acquisition costs associated with increased sales of recent periods.

Commission expenses represent commission expenses, net of deferrable amounts.

         - Commission expenses remained at less than $.1 million for the years ended December 31, 2000 and 1999. Due to the nature of SMI's business, virtually 100% of incurred commissions are deferred.

Other operating expenses consist of recurring general operating expenses, net of deferred amounts.

         - Other operating expenses increased $1.1 million or 56% in 2000, to $3.0 million primarily as a result of fixed costs associated with international business growth. The number of separate account contracts administered increased 48% to 4,989 in 2000 and 10% to 3,380 in 1999.

         - Other operating expenses declined $.1 million or 6% in 1999, to $2.2 million.

Foreign currency translation comparisons between 2000, 1999 and 1998 are impacted by the strengthening and weakening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg franc. The impact of these translations has been quantified on individual income statement components of fees from separate accounts and amortization solely.

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

         SMC has instituted a program to repurchase its common stock. At December 31, 2000, Standard Management is authorized to repurchase 724,790 additional shares of SMC Common Stock under this program.

         At April 27, 2001, Standard Management had "parent company only" cash and short-term investments of $.7 million. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses (not including interest expense) were $4.5 million and $4.8 million for 2000 and 1999, respectively.

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

         Surplus Debenture and Notes Payable Interest:

         THE FOLLOWING ARE CHARACTERISTICS OF THE AMENDED CREDIT AGREEMENT AT DECEMBER 31, 2000:

    -    $20.5 million outstanding balance

    -    Weighted average interest rate of 9.86%

    - Principal payments: $3.2 million due March 2001 (which was paid), $4.3 million due annually through March 2005

    -    Subject to restrictions and financial and other covenants

    - Interest payments required in 2001 based on December 31, 2000 balances will be $1.8 million

         THE FOLLOWING ARE CHARACTERISTICS OF THE SUBORDINATED DEBT AGREEMENT AT DECEMBER 31, 2000:

    -    $11.0 million outstanding balance

    - Interest rate is greater of i) 10% per annum or ii) six month London Inter-Bank Offered Rate ("LIBOR") plus 1.5%

    -    Due October 2007

    - Interest payments required in 2001 based on December 31, 2000 balances will be $1.1 million

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

         Management Fees. Pursuant to a management services agreement, Standard Life paid Standard Management $3.6 million during 2000 and $3.4 million during 1999 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. Prior to its merger into Standard Life, Savers Life paid Standard Management $.8 million during 1998 for certain management services pursuant to a management services agreement. In addition, Dixie Life paid Standard Life $1.2 million and $.9 million in 2000 and 1999, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life.

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

         International Operations. The amount of dividends that may be paid by SMI without regulatory approval is limited to its accumulated earnings. SMI and Premier Life (Luxembourg) were not permitted to pay dividends in 2000 and 1999 due to accumulated losses. Premier Life (Bermuda) paid a dividend of $.3 million in 2000 and $.8 million in 1999 to SMI and no dividends in 1998. SMC does not anticipate receiving dividends from SMI in 2001.

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

         SMC's success also depends upon the continued contributions of key officers and employees. Should one or more of these individuals leave or otherwise become unavailable to SMC for any reason, business and results of operations could be materially adversely affected. See "Business of SMC-Employees."

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

         SMC's business strategy has in the past and might in the future include the acquisition of other businesses. SMC may not be able to identify appropriate acquisition candidates or properly integrate their businesses. From time to time, acquisitions of other businesses may be considered. Competition for acquisition candidates, which may limit the number of acquisition opportunities, may lead to higher acquisition prices. Also, SMC may not be able to identify, acquire or manage additional businesses profitably or to successfully integrate the acquired businesses. Businesses acquired may have liabilities that SMC underestimated or did not discover during pre-acquisition investigations. Some of the liabilities of the businesses acquired, even if not expressly assumed, may be imposed on SMC as the successor to the business. Further, each acquisition involves a number of other special risks that could cause the acquired business to fail to meet expectations. For example:

    -    the acquired business may not achieve expected results;

    -    key personnel of the acquired business may not be retained;

    - substantial, unanticipated costs, delays or other operational financial problems may be incurred when the business is integrated with SMC;

    -    management's attention may be diverted; or

    - management may not be able to manage the combined entity effectively or to make acquisitions and grow our business internally at the same time.

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

         Mergers, Acquisitions and Consolidations. The U.S. insurance industry is experiencing an increasing number of mergers, acquisitions, consolidations and sales of certain business lines. These consolidations are largely the result of the following:

    -    the need to reduce costs of distribution and overhead;

    -    the need to maintain business in force;

    -    increased competition;

    -    regulatory capital requirements; and

    -    technology costs.

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

         Uncertainties Regarding Intangible Assets. Included in SMC's December 31, 2000 financial statements are certain assets that are primarily valued, for financial statement purposes, on the basis of management assumptions. These assets include items such as:

    -    deferred acquisition costs;

    -    present value of future profits;

    -    costs in excess of net assets acquired; and

    -    organization and deferred debt issuance costs.

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

(a)(3) List of Exhibits:

Exhibit
Number            Description of Document
-------           -----------------------
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

4.3               Form of Fleet National Bank Warrant (incorporated by reference to SMC's
                  Annual Report on Form 10-K (File No. 0-20882)).

4.4               Form of President's Club Warrant (incorporated by reference to SMC's
                  Annual Report on Form 10-K (File No. 0-20882)).

Exhibit
Number            Description of Document
-------           -----------------------
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

10.8              Management Service Agreement between Standard Life and SMC dated August
                  1, 1992, as amended on January 1, 1997 and as further amended on
                  January 1, 1999 (incorporated by reference to SMC's Annual Report on
                  Form 10-K (File No. 0-20882)).

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

Exhibit
Number            Description of Document
-------           -----------------------
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

Exhibit
Number            Description of Document
-------           -----------------------
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

Exhibit
Number            Description of Document
-------           -----------------------
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

10.48*            Note Agreement dated October 31, 2000 by and between SMC and Zurich
                  Capital Markets, Inc. in the amount of $11.0 million. Included as an exhibit to this note agreement is an Investment Advisory Agreement dated December 1, 2000 by and between SMC and Scudder Kemper
                  Investments, Inc.

21*               List of Subsidiaries of SMC

23.1              Consent of Ernst & Young LLP

23.2              Consent of KPMG Audit

24*               Powers of Attorney

27*               Financial Data Schedule, which is submitted electronically pursuant to
                  Regulation S-K to the Securities and Exchange Commission for
                  information only and not filed. (FOR SEC USE ONLY)

----------------------
*Previously filed with the initial filing of this Form 10-K on March 29, 2001.

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

Date: July 23, 2001
                                        STANDARD MANAGEMENT CORPORATION

                                        /s/  Ronald D. Hunter
                                        ----------------------------------------
                                        Ronald D. Hunter
                                        Chairman, President and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 23, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/  Ronald D. Hunter
------------------------------              -----------------------------------------------
Ronald D. Hunter                            Chairman, President and Chief Executive Officer
                                            (Principal Executive Officer)

  *
------------------------------              -----------------------------------------------
P.B. (Pete) Pheffer                         Director, Executive Vice President, and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

  *
------------------------------              -----------------------------------------------
Gerald R. Hochgesang                        Senior Vice President - Finance and Treasurer
                                            (Principal Accounting Officer)

   *
------------------------------              -----------------------------------------------
Raymond J. Ohlson                           Director

   *
------------------------------              -----------------------------------------------
Edward T. Stahl                             Director

   *
------------------------------              -----------------------------------------------
Stephen M. Coons                            Director

   *
------------------------------              -----------------------------------------------
Martial R. Knieser                          Director

   *
------------------------------              -----------------------------------------------
Robert A. Borns                             Director

   *
------------------------------              -----------------------------------------------
John J. Dillon                              Director

   *
------------------------------              -----------------------------------------------
Jerry E. Francis                            Director

*By: /s/  Ronald D. Hunter
     -------------------------
          Ronald D. Hunter
          Attorney-in-Fact

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

                         STANDARD MANAGEMENT CORPORATION

                              INDIANAPOLIS, INDIANA

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                                       PAGE
                                                                                                       ----

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..................................................................        F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999....................................        F-4

Consolidated Statements of Income for the Years Ended
     December 31, 2000, 1999 and 1998...........................................................        F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998...........................................................        F-6

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998...........................................................        F-8

Notes to Consolidated Financial Statements......................................................        F-9

FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules are included in this report and should be read in conjunction with the Audited Consolidated Financial
Statements.

Schedule II -- Condensed Financial Information of Registrant
     (Parent Company) for the Years Ended December 31, 2000, 1999 and 1998......................       F-29

Schedule IV -- Reinsurance for the Years Ended December 31, 2000, 1999 and 1998.................       F-32

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


                                             /s/ Ernst & Young LLP




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



January 15, 2001
/s/ KPMG Audit

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                         December 31
                                                                                               -------------------------------
                                                                                                   2000                1999
                                                                                               -----------         -----------
                                              ASSETS

Investments:
   Securities available for sale:
       Fixed maturity securities, at fair value (amortized cost: $742,597 in 2000
         and $646,284 in 1999) ........................................................        $   718,912         $   606,907
       Equity securities, at fair value (cost: $538 in 2000 and $565 in 1999) .........                362                 378
   Mortgage loans on real estate ......................................................              4,778               8,131
   Policy loans .......................................................................             14,280              14,033
   Real estate ........................................................................              8,847               3,233
   Other invested assets ..............................................................                776                 845
   Short-term investments .............................................................             12,489              14,976
                                                                                               -----------         -----------
          Total investments ...........................................................            760,444             648,503
Cash ..................................................................................              1,840               3,659
Accrued investment income .............................................................             12,298              11,105
Amounts due and recoverable from reinsurers ...........................................             43,158              58,230
Deferred acquisition costs ............................................................             91,855              67,811
Present value of future profits .......................................................             26,343              30,688
Goodwill ..............................................................................              5,430               5,636
Other assets ..........................................................................              8,650               5,372
Assets held in separate accounts ......................................................            520,439             319,973
                                                                                               -----------         -----------
          Total assets ................................................................        $ 1,470,457         $ 1,150,977
                                                                                               ===========         ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Insurance policy liabilities .......................................................        $   837,345         $   727,189
   Accounts payable and accrued expenses ..............................................              7,347               9,076
   Notes payable ......................................................................             31,500              34,500
   Deferred federal income taxes ......................................................              4,397                 349
   Liabilities related to separate accounts ...........................................            520,439             319,973
                                                                                               -----------         -----------
          Total liabilities ...........................................................          1,401,028           1,091,087

Series A convertible redeemable preferred stock, par value $100 per share .............              6,530               6,530

Shareholders' Equity:
   Preferred stock, no par value ......................................................                 --                  --
   Common stock, no par value .........................................................             63,019              62,152
   Treasury stock, at cost ............................................................             (7,589)             (6,802)
   Accumulated other comprehensive income (loss):
       Unrealized gain (loss) on securities available for sale, net tax benefits of
            $4,977 in 2000 and $8,196 in 1999 .........................................             (9,643)            (15,859)
       Unrealized gain on other investments, net taxes of $1 in 2000 and $8 in 1999 ...                  3                  15
       Foreign currency translation adjustment ........................................             (2,368)               (862)
   Retained earnings ..................................................................             19,477              14,716
                                                                                               -----------         -----------
          Total shareholders' equity ..................................................             62,899              53,360
                                                                                               -----------         -----------
          Total liabilities and shareholders' equity ..................................        $ 1,470,457         $ 1,150,977
                                                                                               ===========         ===========

         See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   Year Ended December 31
                                                                             ---------------------------------
                                                                               2000          1999        1998
                                                                             --------      -------     -------
Revenues:
   Premium income ......................................................     $ 15,470      $13,090     $14,479
   Net investment income ...............................................       50,776       43,612      33,589
   Call option gains (losses) ..........................................       (7,603)       1,209         632
   Net realized investment gains (losses) ..............................       (4,492)          78         353
   Policy income .......................................................        8,204        6,826       6,529
   Negative goodwill amortization ......................................           --           --       1,388
   Separate account fees ...............................................        7,728        3,941       2,884
   Fee and other income ................................................        5,980        4,207       3,421
                                                                             --------      -------     -------
       Total revenues ..................................................       76,063       72,963      63,275
                                                                             --------      -------     -------

Benefits and expenses:
   Benefits and claims .................................................       20,080       14,376      13,270
   Interest credited to interest-sensitive annuities
       and other financial products ....................................       21,080       25,728      19,775
   Amortization ........................................................        9,436        7,471       5,413
   Other operating expenses ............................................       15,646       14,605      15,551
   Interest expense and financing costs ................................        3,417        3,385       2,955
                                                                             --------      -------     -------
       Total benefits and expenses .....................................       69,659       65,565      56,964
                                                                             --------      -------     -------

Income before federal income taxes, extraordinary loss and preferred
       stock dividends .................................................        6,404        7,398       6,311
Federal income tax expense .............................................          778        2,126       1,630
                                                                             --------      -------     -------

Income before extraordinary loss and preferred stock dividends .........        5,626        5,272       4,681
Extraordinary loss, net tax benefits of $185 ...........................          359           --          --
                                                                             --------      -------     -------
Net income .............................................................        5,267        5,272       4,681
Preferred stock dividends ..............................................          506          506         180
                                                                             --------      -------     -------
Earnings available to common shareholders ..............................     $  4,761      $ 4,766     $ 4,501
                                                                             ========      =======     =======

Earnings per share - basic:
   Income before extraordinary loss and preferred stock dividends ......     $    .73      $   .69     $   .68
   Extraordinary loss ..................................................          .05           --          --
                                                                             --------      -------     -------
   Net income ..........................................................          .68          .69         .68
   Preferred stock dividends ...........................................          .06          .07         .03
                                                                             --------      -------     -------
   Earnings available to common shareholders ...........................     $    .62      $   .62     $   .65
                                                                             ========      =======     =======


Earnings per common share - diluted:
   Income before extraordinary loss and preferred stock dividends ......     $    .70      $   .65     $   .62
   Extraordinary loss ..................................................          .04           --          --
                                                                             --------      -------     -------
   Net income ..........................................................          .66          .65         .62
   Preferred stock dividends ...........................................          .05          .05         .02
                                                                             --------      -------     -------
   Earnings available to common shareholders ...........................     $    .61      $   .60     $   .60
                                                                             ========      =======     =======


          See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                                       Accumulated
                                                                                                          other
                                                                          Common         Treasury      comprehensive       Retained
                                                           Total          stock           stock        income (loss)       earnings
                                                          --------       --------        --------      -------------       ---------
Balance at January 1, 1998 .............................  $ 43,313       $ 40,646         $(4,572)        $  1,698         $ 5,541
Comprehensive income:
  Net income ...........................................     4,681                                                           4,681
  Other comprehensive income (loss):
     Change in unrealized gain (loss) on securities,
          net tax benefits of $251 .....................      (488)                                           (488)
     Change in foreign currency translation ............       477                                             477
                                                          --------
       Other comprehensive loss ........................       (11)
                                                          --------

         Comprehensive income ..........................     4,670

Issuance of common stock for Savers Life acquisition ...    15,024         15,024
Issuance of common stock for Midwestern Life
   acquisition .........................................     4,614          4,614
Issuance of common stock warrants ......................        64             64
Issuance of common stock in connection with
   exercise of stock warrants ..........................       233            234                                               (1)
Treasury stock acquired ................................    (1,702)                        (1,702)
Conversion of preferred stock into common stock ........         4              4
Reissuance of treasury stock in connection with
   exercise of stock options ...........................         2                             54                              (52)
Preferred stock dividends ..............................      (180)                                                           (180)
                                                          --------       --------         -------         --------         -------
Balance at December 31, 1998 ...........................  $ 66,042       $ 60,586         $(6,220)        $  1,687         $ 9,989

Comprehensive income (loss):
  Net income ...........................................     5,272                                                           5,272
  Other comprehensive income (loss):
    Change in unrealized gain (loss) on securities,
      net tax benefits of $8,961 .......................   (17,527)                                        (17,527)
    Change in foreign currency translation .............      (866)                                           (866)
                                                          --------
      Other comprehensive loss .........................   (18,393)
                                                          --------

         Comprehensive loss ............................   (13,121)

Issuance of common stock warrants ......................     1,566          1,566
Treasury stock acquired ................................      (582)                          (582)
Exercise of stock options ..............................       (39)                                                            (39)
Preferred stock dividends ..............................      (506)                                                           (506)
                                                          --------       --------         -------         --------         -------
Balance at December 31, 1999 ...........................  $ 53,360       $ 62,152         $(6,802)        $(16,706)        $14,716

                          (continued on following page)

          See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


                                                                                                       Accumulated
                                                                                                          other
                                                                          Common         Treasury      comprehensive    Retained
                                                           Total          stock           stock        income (loss)    earnings
                                                          --------       --------        --------      -------------    ---------
Balance December 31, 1999 (carried forward from
    prior page)........................................   $ 53,360        $62,152         $(6,802)       $(16,706)      $ 14,716

Comprehensive income:
   Net income..........................................      5,267                                                         5,267
   Other comprehensive income:
      Change in unrealized gain (loss) on securities,
           net taxes of $3,219.........................      6,204                                          6,204
      Change in foreign currency translation...........     (1,506)                                        (1,506)
                                                          --------
        Other comprehensive income.....................      4,698
                                                          --------
              Comprehensive income.....................      9,965

Issuance of common stock warrants......................        867            867
Treasury stock acquired................................       (787)                          (787)
Preferred stock dividends..............................       (506)                                                         (506)
                                                          --------        -------         -------        --------       --------
Balance at December 31, 2000...........................   $ 62,899        $63,019         $(7,589)       $(12,008)      $ 19,477
                                                          ========        =======         =======        ========       ========


           See accompanying notes to consolidated financial statements

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                  Year Ended December 31
                                                                                         ---------------------------------------
                                                                                            2000           1999           1998
                                                                                         ---------      ---------      ---------
OPERATING ACTIVITIES
Net income .........................................................................     $   5,267      $   5,272      $   4,681
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of deferred acquisition costs ......................................         6,419          4,580          2,658
   Deferral of acquisition costs ...................................................       (35,138)       (27,818)       (13,542)
   Deferred federal income taxes ...................................................           829          2,005            957
   Depreciation and amortization ...................................................         3,671          3,889          1,209
   Insurance policy liabilities ....................................................        16,337         14,530          6,400
   Net realized investment (gains) losses ..........................................         4,492            (78)          (353)
   Accrued investment income .......................................................        (1,194)        (1,541)        (1,451)
   Other ...........................................................................           252          2,014           (352)
                                                                                         ---------      ---------      ---------
          Net cash provided by operating activities ................................           935          2,853            207

INVESTING ACTIVITIES

Fixed maturity securities available for sale:
   Purchases .......................................................................      (290,117)      (236,969)      (261,744)
   Sales ...........................................................................       180,402        116,511        162,503
   Maturities, calls and redemptions ...............................................         7,466         19,006         32,570
Short-term investments, net ........................................................         2,487         (3,350)        44,460
Other investments, net .............................................................        (6,872)         2,270            320
Purchase of Savers Life Insurance Company, less cash acquired of $518 ..............            --             --        (18,039)
Purchase of Midwestern National Life Insurance Company of Ohio, less cash
   acquired of $1,026 ..............................................................            --             --        (13,104)
                                                                                         ---------      ---------      ---------
          Net cash used by investing activities ....................................      (106,634)      (102,532)       (53,034)

FINANCING ACTIVITIES
Borrowings, net of debt issuance costs of  $206 in 1998 ............................        11,000            300         11,794
Repayments on notes payable ........................................................       (14,000)          (800)        (3,141)
Premiums received on interest-sensitive annuities and other financial products
   credited to policyholder account balances, net of premiums ceded ................       196,489        165,750         81,858
Return of policyholder account balances on interest-sensitive annuities and other
   financial products ..............................................................       (89,183)       (75,981)       (52,934)
Issuance of Series A redeemable preferred stock ....................................            --             --          6,389
Proceeds from common and treasury stock sales ......................................            --             --            234
Issuance of common stock and warrants ..............................................           867          1,566         19,935
Purchase of common stock for treasury ..............................................          (787)          (582)        (1,702)
Dividends on preferred stock .......................................................          (506)          (506)          (180)
                                                                                         ---------      ---------      ---------
          Net cash provided by financing activities ................................       103,880         89,747         62,253
                                                                                         ---------      ---------      ---------
Net increase (decrease) in cash ....................................................        (1,819)        (9,932)         9,426
Cash at beginning of year ..........................................................         3,659         13,591          4,165
                                                                                         ---------      ---------      ---------
Cash at end of year ................................................................     $   1,840      $   3,659      $  13,591
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

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Life, respectively. SMC merged Savers Life and Midwestern Life into Standard Life effective December 31, 1998, with Standard Life as the surviving entity.

3.       INVESTMENTS

         The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale are as follows (in thousands):


                                                                             DECEMBER 31, 2000
                                                         -----------------------------------------------------------
                                                                            GROSS          GROSS
                                                         AMORTIZED       UNREALIZED      UNREALIZED           FAIR
                                                            COST            GAINS          LOSSES             VALUE
                                                         ---------       ----------      ----------          -------
Securities available for sale:
   Fixed maturity securities:
       United States Treasury securities and
          obligations of United States
          government agencies ..................          $ 18,098          $  140          $     9          $ 18,230
       Obligations of states and political
          subdivisions .........................             2,116              59               --             2,175
       Foreign government securities ...........             3,348              17              162             3,203
       Utilities ...............................            26,603              75            1,093            25,585
       Corporate bonds .........................           484,012           3,832           25,689           462,154
       Mortgaged-backed securities .............           202,890           1,905            2,405           202,390
       Redeemable preferred stock ..............             5,530              --              355             5,175
                                                          --------          ------          -------          --------
          Total fixed maturity securities ......           742,597           6,028           29,713           718,912
   Equity securities ...........................               538               4              180               362
                                                          --------          ------          -------          --------
       Total securities available for sale .....          $743,135          $6,032          $29,893          $719,274
                                                          ========          ======          =======          ========



                                                                       December 31, 1999
                                                      -----------------------------------------------------
                                                                       Gross        Gross
                                                      Amortized     Unrealized    Unrealized         Fair
                                                         Cost          Gains        Losses          Value
                                                      ---------     ----------    ----------       --------
Securities available for sale:
   Fixed maturity securities:
       United States Treasury securities and
          obligations of United States
          government agencies ..................        $ 20,455        $  7        $   517        $ 19,945
       Obligations of states and political
          subdivisions .........................           3,997          50             87           3,960
       Foreign government securities ...........           3,489          50            274           3,265
       Utilities ...............................          29,068          --          2,284          26,784
       Corporate bonds .........................         479,332         308         32,658         446,982
       Mortgaged-backed securities .............         104,413          70          3,629         100,854
       Redeemable preferred stock ..............           5,530          --            413           5,117
                                                        --------        ----        -------        --------
          Total fixed maturity securities ......         646,284         485         39,862         606,907
   Equity securities ...........................             565           6            193             378
                                                        --------        ----        -------        --------
       Total securities available for sale .....        $646,849        $491        $40,055        $607,285
                                                        ========        ====        =======        ========

         The estimated fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or by

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES discounting expected future cash flows using a current market rate applicable to the coupon rate, credit rating, and maturity of the investments.

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

                                                    AMORTIZED           FAIR
                                                       COST             VALUE
                                                    ---------          --------
Due in one year ...........................          $ 13,321          $ 13,329
Due after one year through five years .....           143,580           141,957
Due after five years through ten years ....           200,824           193,120
Due after ten years .......................           176,452           162,941
                                                     --------          --------
    Subtotal ..............................           534,177           511,347
Redeemable preferred stock ................             5,530             5,175
Mortgage-backed securities ................           202,890           202,390
                                                     --------          --------
    Total fixed maturity securities .......          $742,597          $718,912
                                                     ========          ========

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


         Net investment income was attributable to the following (in thousands):


                                                   Year Ended December 31
                                          -----------------------------------------
                                           2000             1999             1998
                                          -------          -------          -------

Fixed maturity securities ..........      $48,623          $39,625          $29,852
Common stocks ......................           --               17               46
Mortgage loans on real estate ......          930              947              679
Policy loans .......................          925              960              654
Real estate ........................           30               33              135
Short-term investments and other ...          847            2,602            2,932
                                          -------          -------          -------
   Gross investment income .........       51,355           44,184           34,298
Less: investment expenses ..........          579              572              709
                                          -------          -------          -------
   Net investment income ...........      $50,776          $43,612          $33,589
                                          =======          =======          =======

Net realized investment gains (losses) were attributable to the following (in thousands):


                                                                       Year Ended December 31
                                                            -------------------------------------------
                                                              2000              1999              1998
                                                            -------           -------           -------
Fixed maturity securities available for sale:
   Gross realized gains ..........................          $ 1,545           $ 2,000           $ 2,570
   Gross realized losses .........................           (1,854)           (1,415)             (964)
   Other than temporary decline in fair value ....           (3,048)              (15)           (1,110)
                                                            -------           -------           -------
        Net ......................................           (3,357)              570               496
   Real estate ...................................               --                 9                --
   Other losses ..................................           (1,135)             (501)             (143)
                                                            -------           -------           -------
        Net realized investment gains (losses) ...          $(4,492)          $    78           $   353
                                                            =======           =======           =======

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

         Comprehensive income excludes reclassification adjustments for net realized investment gains (losses) after income taxes (benefits) of ($2.2) million, $.4 million and $.3 million in 2000, 1999 and 1998, respectively. The income tax rate used for comprehensive income is 34%.

4.       DEFERRED ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

         The activity related to the deferred acquisition costs is summarized as follows (in thousands):


                                                                        Year Ended December 31
                                                                 --------------------------------------
                                                                   2000           1999           1998
                                                                 --------       --------       --------
Balance, beginning of year ................................      $ 67,811       $ 32,946       $ 21,435
   Additions ..............................................        35,138         27,817         14,200
   Amortization ...........................................        (6,419)        (4,580)        (3,316)
   Adjustment relating to net unrealized (gain) loss on
       securities available for sale ......................        (4,675)        11,628            627
                                                                 --------       --------       --------
Balance, end of year ......................................      $ 91,855       $ 67,811       $ 32,946
                                                                 ========       ========       ========

          The activity related to the present value of future profits is summarized as follows (in thousands):


                                                                         Year Ended December 31
                                                                 --------------------------------------
                                                                   2000           1999           1998
                                                                 --------       --------       --------
Balance, beginning of year ................................      $ 30,688       $ 28,793       $ 20,537
   Amounts and adjustments related to acquisitions
        and disposals .....................................            --           (949)        10,401
   Interest accreted on unamortized balance ...............         3,472          3,890          4,223
   Amortization ...........................................        (6,226)        (6,517)        (6,088)
   Adjustments relating to net unrealized (gain) loss on
       securities available for sale ......................        (1,591)         5,471           (280)
                                                                 --------       --------       --------
Balance, end of year ......................................      $ 26,343       $ 30,688       $ 28,793
                                                                 ========       ========       ========

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

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

5.       NOTES PAYABLE

         Notes payable were as follows (in thousands):

                                                                                     December 31
                                                                 Interest     ------------------------
                                                                   Rate         2000           1999
                                                                 --------     --------       --------
Borrowings under revolving credit agreements ..............        9.86%(1)   $ 20,500       $ 24,500
Senior subordinated notes .................................       10.00%        11,000         10,000
                                                                              $ 31,500       $ 34,500

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

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6.       INCOME TAXES

         The components of the federal income tax expense, applicable to pre-tax income before extraordinary loss, were as follows (in thousands):



                                                                        Year Ended December 31
                                                                 --------------------------------------
                                                                   2000           1999           1998
                                                                 --------       --------       --------

Current taxes .............................................      $     --       $    151       $    673
Deferred taxes ............................................           778          1,975            957
                                                                 --------       --------       --------
                                                                 $    778       $  2,126       $  1,630
                                                                 ========       ========       ========

         The effective tax rate on pre-tax income is lower than the statutory corporate federal income tax rate as follows (in thousands):



                                                                        Year Ended December 31
                                                                 --------------------------------------
                                                                   2000           1999           1998
                                                                 --------       --------       --------
Federal income tax expense at statutory rates (34%) .......      $  2,177       $  2,515       $  2,146
Operating income in SMC consolidated return offset by NOL
    carryforwards .........................................        (1,152)          (219)           (83)
Amortization of negative goodwill .........................            --             --           (472)
Other items, net ..........................................          (247)          (170)            39
                                                                 --------       --------       --------
    Federal income tax expense ............................      $    778       $  2,126       $  1,630
                                                                 ========       ========       ========
Effective tax rate ........................................            12%            29%            26%
                                                                 ========       ========       ========

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in the Company's deferred tax assets (liabilities) are as follows (in thousands):


                                                                             December 31
                                                                        -----------------------
                                                                          2000           1999
                                                                        --------       --------
Deferred income tax assets:
   Future policy benefits ........................................      $ 18,898       $ 15,867
   Unrealized loss on securities available for sale ..............        10,220         12,037
   Capital and net operating loss carryforwards ..................         3,042          5,659
   Other-net .....................................................         1,298          1,435
                                                                        --------       --------
       Gross deferred tax assets .................................        33,458         34,998
   Valuation allowance for deferred tax assets ...................        (5,653)        (7,858)
                                                                        --------       --------
       Deferred income tax assets, net of valuation allowance ....        27,805         27,140
Deferred income tax liabilities:
   Present value of future profits ...............................        (8,956)       (10,435)
   Deferred policy acquisition costs .............................       (23,246)       (17,054)
                                                                        --------       --------
       Total deferred income tax liabilities .....................       (32,202)       (27,489)
                                                                        --------       --------
   Net deferred income tax liabilities ...........................      $ (4,397)      $   (349)
                                                                        ========       ========

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

         The Company has authorized 130,000 shares of preferred stock as Series A convertible redeemable preferred stock ("Series A preferred stock"). The Company issued 65,300 shares with a stated value of $6.5 million ($100 per share). The following, among other things, are characteristics of the Series A preferred stock:

         - The holders are entitled to cumulative annual dividends of $7.75 per share (payable quarterly).

         - Conversion into 11.765 shares of SMC common stock per share of Series A preferred stock.

         -        Redeemable on July 1, 2003.

         - Redemption by the Company may occur at 105% of stated value beginning July 1, 1999 and decreasing 1% per year to 100% at July 1, 2003.

         -        There are no voting rights attached to these shares.

Common Stock

         The Company repurchased 240,000, 92,124, and 308,465 shares of Common Stock for $.8 million, $.6 million, and $1.7 million in 2000, 1999 and 1998, respectively under its stock repurchase program. At December 31, 2000, the Company was authorized to purchase an additional 724,790 shares under this program.

         THE FOLLOWING TABLE REPRESENTS OUTSTANDING WARRANTS TO PURCHASE COMMON STOCK AS OF DECEMBER 31, 2000:

                                                            EXERCISE                WARRANTS
             ISSUE DATE          EXPIRATION DATE              PRICE               OUTSTANDING
             --------------      ------------------         --------              -----------

             NOVEMBER 1995       NOVEMBER 2002               4.5238                  31,500
             JULY 1996           JULY 2003                   4.3750                  30,000
             APRIL 1997          APRIL 2004                  5.1250                  12,000
             JUNE 1998           JUNE 2001                   7.5000                  25,000
             AUGUST 1998         AUGUST 2005                 7.1250                  20,000
             OCTOBER 1998        OCTOBER 2001                8.0000                  75,000
             JANUARY 1999        JANUARY 2002                6.6250                  89,750
             JANUARY 2000        JANUARY 2003                4.8750                 166,500
             OCTOBER 2000        OCTOBER 2003                4.0000                  15,000
             OCTOBER 2000        OCTOBER 2007                4.0000                 220,000
                                                                                  ---------
                                                                                    684,750
                                                                                  =========

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

7.       SHAREHOLDERS EQUITY (CONTINUED)

Changes in Shares of Common Stock and Treasury Stock

         The following table represents changes in the number of common and treasury shares as of December 31:

                                                                 2000                  1999                   1998
                                                              ----------            ----------             ---------
Common Stock (Authorized - 20,000,000 shares):
     Balance, beginning of year                                9,038,134             8,802,313             5,752,499
         Issuance of common stock                                     --               235,821             3,049,814
                                                              ----------            ----------             ---------
     Balance, end of year                                      9,038,134             9,038,134             8,802,313
                                                              ==========            ==========             =========

Treasury Stock:
     Balance, beginning of year                               (1,252,978)           (1,160,854)             (876,009)
         Treasury stock acquired                                (240,000)              (92,124)             (308,465)
         Reissuance of treasury stock in connection
           with exercise of stock options                             --                    --                23,620
                                                              ----------            ----------            ----------
     Balance, end of year                                     (1,492,978)           (1,252,978)           (1,160,854)
                                                              ==========            ==========            ==========


Unrealized Gain (Loss) on Securities

         The components of the balance sheet caption "Unrealized gain (loss) on securities available for sale" in shareholders' equity are summarized as follows (in thousands):


                                                                                 December 31
                                                                           -------------------------
                                                                              2000            1999
                                                                           ---------       ---------
Fair value of securities available for sale .........................      $ 719,274       $ 607,285
Amortized cost of securities available for sale .....................        743,135         646,849
                                                                           ---------       ---------
   Gross unrealized gain (loss) on securities available for sale ....        (23,861)        (39,564)
Adjustments for:
   Deferred acquisition costs .......................................          5,852          10,527
   Present value of future profits ..................................          3,389           4,982
   Deferred federal income taxes ....................................          4,977           8,196
                                                                           ---------       ---------
       Net unrealized gain (loss) on securities available for sale ..      $  (9,643)      $ (15,859)
                                                                           =========       =========

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

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

8.       STOCK OPTION PLAN (CONTINUED)

                                                                                    Year Ended December 31
                                                                           ---------------------------------------
                                                                              2000           1999           1998
                                                                           ---------      ---------      ---------

Net income ..........................................................      $   4,328      $   3,640      $   3,094
Earnings per share ..................................................            .49            .41            .43
Earnings per share, assuming dilution ...............................            .49            .41            .43

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:


                                            2000                1999                1998
                                           ------              -------             -------

Risk-free interest rates..............        6.2%                5.6%                5.6%
Volatility factors....................         .57                 .59                 .55
Weighted average expected life........     7 years             7 years             7 years


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

         A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 is as follows:



                                                      2000                        1999                        1998
                                            ------------------------   --------------------------   --------------------------
                                                           WEIGHTED-                    Weighted-                    Weighted-
                                                            AVERAGE                      Average                      Average
                                                           EXERCISE                     Exercise                     Exercise
                                             SHARES          PRICE       Shares           Price      Shares            Price
                                            ---------      ---------   ----------       ---------   ---------        ---------
Options outstanding, beginning of year      2,411,882        $6.10      1,891,287         $6.15     1,916,820          $6.08
Exercised..............................          (525)        4.17        (19,163)         4.45       (97,988)          5.23
Granted................................         7,500         4.58        633,300          6.15        79,950           6.94
Expired or forfeited...................       (20,599)        5.98        (93,542)         7.91        (7,495)          6.75
                                            ---------                  ----------                   ---------
Options outstanding, end of year.......     2,398,258         6.09      2,411,882          6.10     1,891,287           6.15
                                            =========                  ==========                   =========
Options exercisable, end of year.......     2,190,658                   1,973,799                   1,664,153
                                            =========                  ==========                   =========
Weighted-average fair value of options
   granted during the year.............     $    2.93                  $     3.94                   $    4.42
                                            =========                  ==========                   =========

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

8.       STOCK OPTION PLAN (CONTINUED)

         Information with respect to stock options outstanding at December 31, 2000 is as follows:



                                  OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                      --------------------------------------------          --------------------------------
                                        WEIGHTED-
                                          AVERAGE         WEIGHTED-                                WEIGHTED-
      RANGE OF                           REMAINING         AVERAGE                                  AVERAGE
      EXERCISE           NUMBER         CONTRACTUAL       EXERCISE             NUMBER               EXERCISE
       PRICES         OUTSTANDING       LIFE (YEARS)        PRICE           EXERCISABLE              PRICE
      --------        -----------       ------------      ---------         -----------            ----------
        $3-5             338,025             5             $  4.43             334,025              $  4.43
         5-7           1,587,850             7                6.07           1,384,250                 6.06
         7-9             454,533             5                7.28             454,533                 7.28
         9-11             17,850             3                9.43              17,850                 9.43
                       ---------                                             ---------
                       2,398,258                                             2,190,658
                       =========                                             =========

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

         Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 2000, are as follows (in thousands):

                2001   ................................        $   729
                2002   ................................            227
                2003   ................................            196
                2004   ................................            101
                2005   ................................            101
                                                               -------
                TOTAL MINIMUM LEASE PAYMENTS...........        $ 1,354
                                                               =======


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

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

         The accounting policies of the segments are the same as described in
Note 1 (Summary of Significant Accounting Policies). The following segment presentation contains the same operating data and results the Company uses to evaluate the performance of the business and provides reconciliations to consolidated totals (in thousands):



                                                                              Year Ended December 31
                                                                     ----------------------------------------
                                                                        2000            1999           1998
                                                                     ----------      ----------      --------
Revenues:
  Domestic ....................................................      $   67,796      $   68,477      $ 58,055
  International ...............................................           8,267           4,486         5,220
                                                                     ----------      ----------      --------
      Consolidated Revenues ...................................      $   76,063      $   72,963      $ 63,275
                                                                     ==========      ==========      ========

Net Investment Income:
  Domestic ....................................................      $   42,675      $   44,376      $ 33,721
  International ...............................................             498             445           500
                                                                     ----------      ----------      --------
      Consolidated Net Investment Income ......................      $   43,173      $   44,821      $ 34,221
                                                                     ==========      ==========      ========
Interest Credited to Interest Sensitive Annuities and Other
  Financial Products (All Domestic) ...........................      $   21,080      $   25,728      $ 19,775
                                                                     ==========      ==========      ========
Pre-tax Income:
  Domestic ....................................................      $    3,276      $    6,132      $  4,053
  International ...............................................           3,128           1,266         2,258
                                                                     ----------      ----------      --------
      Consolidated Pre-tax Income .............................      $    6,404      $    7,398      $  6,311
                                                                     ==========      ==========      ========

Assets:
   Domestic ...................................................      $  921,727      $  811,653      $750,683
   International ..............................................         548,730         339,324       205,467
                                                                     ----------      ----------      --------
       Consolidated Assets ....................................      $1,470,457      $1,150,977      $956,150
                                                                     ==========      ==========      ========

         Revenues by product have not been disclosed because it is impracticable for the Company to provide this information. Although premiums and deposits collected by product are available on a statutory basis, it is impracticable to disclose revenues by product on a GAAP basis because the Company does not allocate certain components of revenues such as net investment income, net realized investment gains (losses) and fee and other income to its products.

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

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

15.      DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

         Total revenues include ($7.6) million, $1.2 million and $.6 million in 2000, 1999 and 1998, respectively, related to changes in the fair value of the options. Such investment income (loss) was substantially offset by amounts credited to policyholder account balances. The fair value of the options was $1.9 million, $5.3 million and $1.8 million at December 31, 2000, 1999 and 1998, respectively. The notional amounts at December 31, 2000 and 1999 were $123.4 million and $69.2 million, respectively.

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


                                                                                  December 31
                                                          --------------------------------------------------------------
                                                                   2000                                1999
                                                          --------------------------          --------------------------
                                                            Fair            Carrying           Fair             Carrying
                                                           Value             Amount            Value             Amount
                                                          --------          --------          --------          --------
Assets:
   Investments:
       Securities available for sale:
          Fixed maturity securities .................     $718,912          $718,912          $606,907          $606,907
          Equity securities .........................          362               362               378               378
       Mortgage loans on real estate ................        4,931             4,778             8,392             8,131
       Policy loans .................................       13,591            14,280            13,357            14,033
       Other invested assets ........................          776               776               845               845
       Short-term investments .......................       12,489            12,489            14,976            14,976
   Cash .............................................        1,840             1,840             3,659             3,659
   Assets held in separate accounts .................      520,439           520,439           319,973           319,973
Liabilities:
   Insurance liabilities for investment contracts ...      695,475           695,475           595,388           595,388
   Notes payable ....................................       31,500            31,500            34,500            34,500
   Liabilities related to separate accounts .........      520,439           520,439           319,973           319,973


17.      EARNINGS PER SHARE

         A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):



                                                                                        2000              1999              1998
                                                                                    -----------       -----------       -----------
Income:
   Net Income ................................................................      $     5,267       $     5,272       $     4,681
   Preferred stock dividends .................................................             (506)             (506)             (180)
                                                                                    -----------       -----------       -----------
   Income available to common shareholders for basic earnings per share ......            4,761             4,766             4,501
   Effect of dilutive securities:
       Preferred stock dividends .............................................               --                --               180
       Interest on subordinated convertible debt .............................              833             1,000             1,000
                                                                                    -----------       -----------       -----------
   Income available to common shareholders for diluted earnings per share ....      $     5,594       $     5,766       $     5,681
                                                                                    ===========       ===========       ===========

Shares:

     Weighted average shares outstanding for basic earnings per share ........        7,727,344         7,583,086         6,846,335
     Effect of dilutive securities:
           Stock options .....................................................            6,081           136,656           263,636
           Stock warrants ....................................................              492            93,951           211,989
           Subordinated convertible debt .....................................        1,450,032         1,740,038         1,740,038
           Series A convertible preferred stock ..............................               --                --           301,765
                                                                                    -----------       -----------       -----------
           Dilutive potential common shares ..................................        1,456,605         1,970,645         2,517,428
                                                                                    -----------       -----------       -----------

     Weighted average shares outstanding for diluted earnings per share ......        9,183,949         9,553,731         9,363,763
                                                                                    ===========       ===========       ===========

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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



                                                                     2000 QUARTERS
                                                 -----------------------------------------------------
                                                   FIRST         SECOND          THIRD         FOURTH
                                                 --------       --------       --------       --------

Total revenues ............................      $ 19,201       $ 17,617       $ 20,528       $ 18,717
                                                 ========       ========       ========       ========
Components of net income:
   Operating income .......................      $  1,628       $  1,523       $  1,976       $  2,206
   Net realized investment losses .........          (263)          (515)          (220)          (709)
                                                 --------       --------       --------       --------

   Income before extraordinary loss .......         1,365          1,008          1,756          1,497
   Extraordinary loss .....................            --             --             --            359
                                                 --------       --------       --------       --------
   Net Income .............................      $  1,365       $  1,008       $  1,756       $  1,138
                                                 ========       ========       ========       ========

Net income per common share ...............      $    .18       $    .13       $    .23       $    .14
                                                 ========       ========       ========       ========
Net income per common share, assuming
   dilution ...............................      $    .17       $    .13       $    .20       $    .16
                                                 ========       ========       ========       ========


                                                                     1999 Quarters
                                                 -----------------------------------------------------
                                                   First         Second          Third         Fourth
                                                 --------       --------       --------       --------

Total revenues ............................      $ 16,941       $ 17,341       $ 16,770       $ 21,911
                                                 ========       ========       ========       ========
Components of net income:
   Operating income .......................      $  1,275       $  1,397       $  1,468       $  1,081
   Net realized investment gains (losses) .            22              4           (164)           189
                                                 --------       --------       --------       --------

   Net income .............................      $  1,297       $  1,401       $  1,304       $  1,270
                                                 ========       ========       ========       ========

Net income per common share ...............      $    .17       $    .19       $    .17       $    .17
                                                 ========       ========       ========       ========
Net income per common share, assuming
   dilution ...............................      $    .16       $    .17       $    .16       $    .16
                                                 ========       ========       ========       ========

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

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                       December 31
                                                                                                -------------------------
                                                                                                   2000            1999
                                                                                                ---------       ---------

                                     ASSETS

Investments:
      Investment in subsidiaries .........................................................      $  71,728       $  64,120
      Surplus debenture due from Standard Life ...........................................         27,000          27,000
      Fixed maturity securities, at fair value (amortized cost: $900 in 2000 and 1999) ...            775             775
      Equity securities available for sale, at fair value (cost: $35 in 2000 and $20
        in 1999) .........................................................................              8              35
      Real estate ........................................................................            123             124
      Notes receivable from officers and directors .......................................            776             845
                                                                                                ---------       ---------
         Total investments ...............................................................        100,410          92,899

Cash .....................................................................................            305             641
Property and equipment, less depreciation of $1,518 in 2000 and $1,033 in 1999 ...........          1,148           1,097
Note receivable from affiliate ...........................................................          2,858           2,858
Amounts receivable from subsidiaries .....................................................          3,868           2,654
Other assets .............................................................................              9           1,390
                                                                                                ---------       ---------
         Total assets ....................................................................      $ 108,598       $ 101,539
                                                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable .........................................................................      $  31,500       $  34,500
   Note payable to affiliate .............................................................          2,858           2,858
   Amounts due to subsidiaries ...........................................................          2,414           2,134
   Other liabilities .....................................................................          2,397           2,157
                                                                                                ---------       ---------
         Total liabilities ...............................................................         39,169          41,649

Class A convertible redeemable preferred stock, par value $100 per share; ................          6,530           6,530

Shareholders' Equity:
   Preferred stock, no par value .........................................................             --              --
                                                                                                                   63,019
   Common stock and additional paid-in capital, no par value .............................         62,152
   Treasury stock, at cost ...............................................................         (7,589)         (6,802)
   Accumulated other comprehensive income (loss):
       Unrealized gain (loss) on securities of subsidiaries ..............................         (9,640)        (15,844)
       Foreign currency translation adjustment of subsidiaries ...........................         (2,368)           (862)
   Retained earnings .....................................................................         19,477          14,716
                                                                                                ---------       ---------
         Total shareholders' equity ......................................................         62,899          53,360
                                                                                                ---------       ---------
         Total liabilities and shareholders' equity ......................................      $ 108,598       $ 101,539
                                                                                                =========       =========

            See accompanying notes to condensed financial statements.

                         STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)



                                                                        Year Ended December 31
                                                                -----------------------------------
                                                                  2000          1999          1998
                                                                -------       -------       -------
 Revenues:
   Net investment loss ...................................      $   (31)      $   (23)      $   (26)
   Interest income from subsidiaries .....................        3,209         2,837         1,709
   Net realized investment losses ........................         (820)         (250)         (100)
   Other income ..........................................          440           149           118
   Rental income from subsidiaries .......................        1,100         1,040           995
   Management fees from subsidiaries .....................        3,850         3,575         2,850
                                                                -------       -------       -------
      Total revenues .....................................        7,748         7,328         5,546

Expenses:
   Other operating expenses ..............................        4,487         4,763         3,134
   Interest expense and financing costs ..................        3,416         3,380         2,850
   Interest expense on note payable to affiliate .........          179           142           160
                                                                -------       -------       -------
      Total expenses .....................................        8,082         8,285         6,144
                                                                -------       -------       -------

Loss before federal income taxes, equity in earnings
   of consolidated subsidiaries, extraordinary loss and
   preferred stock dividends .............................         (334)         (957)         (598)
Federal income tax expense (benefit) .....................       (1,145)         (417)           30
                                                                -------       -------       -------

Income (loss) before equity in earnings of consolidated
   subsidiaries, extraordinary loss and
   preferred stock dividends .............................          811          (540)         (628)
Equity in earnings of consolidated subsidiaries ..........        4,815         5,812         5,309
                                                                -------       -------       -------
Income before extraordinary loss and
    preferred stock dividends ............................        5,626         5,272         4,681
Extraordinary loss .......................................          359            --            --
                                                                -------       -------       -------
Net income ...............................................        5,267         5,272         4,681
Preferred stock dividends ................................          506           506           180
                                                                -------       -------       -------
Earnings available to common shareholders ................      $ 4,761       $ 4,766       $ 4,501
                                                                =======       =======       =======

         See accompanying notes to condensed financial statements.

                         STANDARD MANAGEMENT CORPORATION
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                                             Year Ended December 31
                                                                                      -------------------------------------
                                                                                         2000          1999           1998
                                                                                      --------       -------       --------
OPERATING ACTIVITIES
Net income .....................................................................      $  5,267       $ 5,272       $  4,681
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization ...............................................           650           645            536
   Equity in earnings of subsidiaries ..........................................        (4,815)       (5,812)        (5,309)
   Accrued interest payable ....................................................          (440)         (203)           197
   Dividends ...................................................................         2,500            --             --
   Other .......................................................................           351           733           (608)
                                                                                      --------       -------       --------
      Net cash provided (used) by operating activities .........................         3,513           635           (503)

INVESTING ACTIVITIES
Investments, net ...............................................................            98           (46)        (1,685)
Purchase of property and equipment, net ........................................        (1,004)         (866)          (385)
Purchase of Savers Life, less cash acquired
   of $518 .....................................................................            --            --        (18,039)
Purchase of Midwestern Life, less cash acquired of $1,026 ......................            --            --        (13,104)
                                                                                      --------       -------       --------
      Net cash used by investing activities ....................................          (906)         (912)       (33,213)

FINANCING ACTIVITIES

Borrowings, net of debt issuance costs of $206 in 1998 .........................        11,000           300         11,794
Repayments on notes payable ....................................................       (14,000)         (800)        (3,141)
Issuance of convertible preferred stock, net of issuance costs of
   $141 in 1998 ................................................................            --            --          6,389
Proceeds from common and treasury stock sales ..................................            --            --            234
Issuance of common stock and warrants ..........................................           867         1,566         19,935
Purchase of common stock for treasury ..........................................          (304)         (582)        (1,702)
Dividends on preferred stock ...................................................          (506)         (506)          (180)
                                                                                      --------       -------       --------
      Net cash provided (used) by financing activities .........................        (2,943)          (22)        33,329
                                                                                      --------       -------       --------
Net decrease in cash ...........................................................          (336)         (299)          (387)
Cash at beginning of year ......................................................           641           940          1,327
                                                                                      --------       -------       --------
Cash at end of year ............................................................      $    305       $   641       $    940
                                                                                      ========       =======       ========


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

                           SCHEDULE IV -- REINSURANCE

                         STANDARD MANAGEMENT CORPORATION

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)



                                                                                                                      Percentage
                                                                      Ceded to        Assumed                          of Amount
                                                     Gross              Other        from Other                         Assumed
                                                     Amount           Companies       Companies        Net Amount       to Net
                                                   ----------        ----------      ----------        ----------     ----------
YEAR ENDED DECEMBER 31, 2000
LIFE INSURANCE IN FORCE ........................   $1,739,302        $  787,590        $ 90,854        $1,042,566         8.71%
                                                   ==========        ==========        ========        ==========         ====
PREMIUMS:
   LIFE INSURANCE AND ANNUITIES ................   $   17,630        $    4,783        $    937        $   13,784
   ACCIDENT AND HEALTH INSURANCE ...............          128                12              --               116
      SUPPLEMENTARY CONTRACT AND OTHER FUNDS
      ON DEPOSIT ...............................        1,570                --              --             1,570
                                                   ----------        ----------        --------        ----------
         TOTAL PREMIUMS ........................   $   19,328        $    4,795        $    937        $   15,470
                                                   ==========        ==========        ========        ==========

YEAR ENDED DECEMBER 31, 1999
Life insurance in force ........................   $2,079,568        $  837,155        $125,120        $1,367,533         9.15%
                                                   ==========        ==========        ========        ==========         ====
Premiums:
   Life insurance and annuities ................   $   16,489        $    4,908        $    904        $   12,485
   Accident and health insurance ...............       18,710            18,365              --               345
   Supplementary contract and other funds
      on deposit ...............................          260                --              --               260
                                                   ----------        ----------        --------        ----------
         Total premiums ........................   $   35,459        $   23,273        $    904        $   13,090
                                                   ==========        ==========        ========        ==========

YEAR ENDED DECEMBER 31, 1998
Life insurance in force ........................   $2,388,428        $1,117,393        $132,129        $1,403,164         9.42%
                                                   ==========        ==========        ========        ==========         ====
Premiums:
   Life insurance and annuities ................   $   12,169        $    4,705        $    991        $    8,455
   Accident and health insurance ...............       18,333            12,341              --             5,992
   Supplementary contract and other funds
      on deposit ...............................           32                --              --                32
                                                   ----------        ----------        --------        ----------
         Total premiums ........................   $   30,534        $   17,046        $    991        $   14,479
                                                   ==========        ==========        ========        ==========