Form 10-Q/A
period 2001-03-31
STANDARD MANAGEMENT CORP
filed 2001-07-23
CIK 853971

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

10689 N. Pennsylvania Avenue, Indianapolis, Indiana           46280
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

                         STANDARD MANAGEMENT CORPORATION

                                      INDEX

                                                                                                           PAGE NUMBER
                                                                                                           -----------

Part I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Balance Sheets --
           March 31, 2001 (Unaudited) and December 31, 2000 (Audited)........................................  3

           Consolidated Statements of Income --
           For the Three Months Ended March 31, 2001 and 2000 (Unaudited)....................................  4

           Consolidated Statements of Shareholders' Equity --
           For the Three Months Ended March 31, 2001 and 2000 (Unaudited)....................................  5

           Consolidated Statements of Cash Flows --
           For the Three Months Ended March 31, 2001 and 2000 (Unaudited)....................................  6

           Notes to Consolidated Financial Statements (Unaudited)............................................  7 - 8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............  9 - 18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................................  18

Part II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K..................................................................  19

           SIGNATURES........................................................................................  19

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                              March 31             December 31
                                                                                                2001                  2000
                                                                                             -----------           -----------
                                                                                             (Unaudited)            (Audited)
                                     ASSETS
Investments:
  Securities available for sale:
    Fixed maturity securities, at fair value (amortized cost: $756,417 in 2001
      and $742,597 in 2000) .......................................................          $   744,846           $   718,912
    Equity securities, at fair value (cost: $538 in 2001 and 2000) ................                  383                   362
  Mortgage loans on real estate ...................................................                4,399                 4,778
  Policy loans ....................................................................               14,293                14,280
  Real estate .....................................................................               10,884                 8,847
  Other invested assets ...........................................................                  776                   776
  Short-term investments ..........................................................               29,992                12,489
                                                                                             -----------           -----------
        Total investments .........................................................              805,573               760,444
Cash ..............................................................................                5,504                 1,840
Accrued investment income .........................................................               11,537                12,298
Amounts due and recoverable from reinsurers .......................................               42,055                43,158
Deferred policy acquisition costs .................................................               97,498                91,855
Present value of future profits ...................................................               24,064                26,343
Goodwill ..........................................................................                5,363                 5,430
Other assets ......................................................................                7,327                 8,650
Assets held in separate accounts ..................................................              496,025               520,439
                                                                                             -----------           -----------
         Total assets .............................................................          $ 1,494,946           $ 1,470,457
                                                                                             ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Insurance policy liabilities ...................................................          $   878,660           $   837,345
   Accounts payable and accrued expenses ..........................................                6,978                 7,347
   Notes payable ..................................................................               28,300                31,500
   Deferred federal income taxes ..................................................                7,473                 4,397
   Liabilities related to separate accounts .......................................              496,025               520,439
                                                                                             -----------           -----------
         Total liabilities ........................................................            1,417,436             1,401,028
                                                                                             -----------           -----------


Series A convertible redeemable preferred stock, par value $100 per share;
   Authorized 130,000; 65,300 issued and outstanding in 2001 and 2000 .............                6,530                 6,530


Shareholders' Equity:
   Preferred stock, no par value:
      Authorized 870,000 shares; none issued and outstanding ......................                   --                    --
   Common stock and additional paid in capital, no par value:
       Authorized 20,000,000 shares; issued 9,038,134 in 2001 and 2000 ............               63,113                63,019
   Treasury stock, at cost, 1,492,978 shares in 2001 and 2000 .....................               (7,589)               (7,589)
   Accumulated other comprehensive loss ...........................................               (5,894)              (12,008)
   Retained earnings ..............................................................               21,350                19,477
                                                                                             -----------           -----------
         Total shareholders' equity ...............................................               70,980                62,899
                                                                                             -----------           -----------
         Total liabilities and shareholders' equity ...............................          $ 1,494,946           $ 1,470,457
                                                                                             ===========           ===========


         See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               Three Months Ended
                                                                                    March 31
                                                                           ---------------------------
                                                                             2001               2000
                                                                           --------           --------
Revenues:
        Premium income ..........................................          $  2,770           $  3,178
        Net investment income ...................................            13,714             11,995
        Call option losses ......................................            (2,577)              (108)
        Net realized investment gains (losses) ..................                72               (336)
        Policy income ...........................................             1,909              1,907
        Separate account fees ...................................             1,500              1,227
        Fees and other income ...................................             1,684              1,338
                                                                           --------           --------
                Total revenues ..................................            19,072             19,201

Benefits and expenses:
        Benefits and claims .....................................             2,380              4,055
        Interest credited to interest-sensitive annuities and
            other financial products ............................             5,501              6,333
        Amortization ............................................             1,895              2,210
        Commission expenses .....................................             1,777                471
        Other operating expenses ................................             4,114              3,391
        Interest expense and financing costs ....................               816                864
                                                                           --------           --------
            Total benefits and expenses .........................            16,483             17,324

Income before federal income taxes and preferred
        stock dividends .........................................             2,589              1,877
Federal income tax expense ......................................               589                512

Net income ......................................................             2,000              1,365
Preferred stock dividends .......................................              (127)              (127)
                                                                           --------           --------
Earnings available to common shareholders .......................          $  1,873           $  1,238
                                                                           ========           ========

Earnings per share - basic:
        Net income ..............................................          $    .27           $    .18
        Preferred stock dividends ...............................              (.02)              (.02)
                                                                           --------           --------
        Earnings available to common shareholders ...............          $    .25           $    .16
                                                                           ========           ========

Earnings per share - diluted:
        Net income ..............................................          $    .24           $    .17
        Preferred stock dividends ...............................                --               (.01)
                                                                           --------           --------
        Earnings available to common shareholders ...............          $    .24           $    .16
                                                                           ========           ========


         See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (UNAUDITED, DOLLARS IN THOUSANDS)



                                                                            Common
                                                                           stock and                   Accumulated
                                                                           additional                     other
                                                                             paid in     Treasury      comprehensive    Retained
                                                               Total        capital        stock            loss        earnings
                                                              --------     ----------    ---------     -------------    ---------

Balance at January 1, 2000 ..............................     $ 53,360      $ 62,152      $(6,802)        $(16,706)      $14,716

Comprehensive income:
   Net income ...........................................        1,365                                                     1,365
   Other comprehensive income:
      Change in unrealized gain (loss) on securities,
         net taxes of $478 ..............................          834                                         834
      Change in foreign currency translation ............           (8)                                         (8)
                                                              --------
         Other comprehensive income .....................          826
                                                              --------

           Comprehensive income .........................        2,191

     Preferred stock dividends ..........................         (127)                                                     (127)
                                                              --------      --------      -------         --------       -------
Balance at March 31, 2000 ...............................     $ 55,424      $ 62,152      $(6,802)        $(15,880)      $15,954
                                                              ========      ========      =======         ========       =======


Balance at January 1, 2001 ..............................     $ 62,899      $ 63,019      $(7,589)        $(12,008)      $19,477

Comprehensive income:
   Net income ...........................................        2,000                                                     2,000
   Other comprehensive income:
      Change in unrealized gain (loss) on securities,
         net taxes of $2,505 ............................        5,001                                       5,001
      Change in foreign currency translation ............        1,113                                       1,113
                                                              --------
         Other comprehensive income .....................        6,114
                                                              --------
           Comprehensive income .........................        8,114

    Issuance of common stock and warrants ...............           94            94

      Preferred stock dividends .........................         (127)                                                     (127)
                                                              --------      --------      -------         --------       -------
Balance at March 31, 2001 ...............................     $ 70,980      $ 63,113      $(7,589)        $ (5,894)      $21,350
                                                              ========      ========      =======         ========       =======

         See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)



                                                                                                Three Months Ended
                                                                                                      March 31
                                                                                             --------------------------
                                                                                                2001             2000
                                                                                             ---------         --------

OPERATING ACTIVITIES
Net income ..........................................................................        $   2,000         $  1,365
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of deferred acquisition costs .......................................            1,263            1,427
   Deferral of acquisition costs ....................................................           (9,821)          (7,155)
   Deferred federal income taxes ....................................................              481             (352)
   Depreciation and amortization ....................................................              816              880
   Insurance policy liabilities .....................................................            4,920            5,279
   Net realized investment (gains) losses ...........................................              (73)             336
   Accrued investment income ........................................................              761              453
   Other ............................................................................               49             (185)
                                                                                             ---------         --------
      Net cash provided by operating activities .....................................              396            2,048

INVESTING ACTIVITIES
Fixed maturity securities available for sale:
   Purchases ........................................................................         (129,298)         (30,354)
   Sales ............................................................................          110,391           16,608
   Maturities, calls and redemptions ................................................            6,113            2,425
Short-term investments, net .........................................................          (17,556)          (7,050)
Other investments, net ..............................................................           (2,142)          (1,787)
                                                                                             ---------         --------
      Net cash used by investing activities .........................................          (32,492)         (20,158)
                                                                                             ---------         --------

FINANCING ACTIVITIES
Repayments on notes payable .........................................................           (3,200)          (2,900)
Premiums received on interest-sensitive annuities and other financial products
   credited to policyholder account balances, net of premiums ceded .................           63,909           40,815
Return of policyholder account balances on interest-sensitive annuities and other
   financial products ...............................................................          (24,916)         (17,460)
Issuance of common stock and warrants ...............................................               94               --
Dividends on preferred stock ........................................................             (127)            (127)
                                                                                             ---------         --------
      Net cash provided by financing activities .....................................           35,760           20,328
                                                                                             ---------         --------

Net increase in cash ................................................................            3,664            2,218

Cash at beginning of period .........................................................            1,840            3,659
                                                                                             ---------         --------

Cash at end of period ...............................................................        $   5,504         $  5,877
                                                                                             =========         ========


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



NOTE 2 -- NOTES PAYABLE

         Notes payable of SMC are as follows (in thousands):

                                                                       Interest         March 31      December 31
                                                                          Rate            2001           2000
                                                                       ---------        --------      -----------
         Borrowings under revolving credit agreements                    9.71%(1)        $17,300          $20,500
         Senior subordinated convertible notes                          10.00%            11,000           11,000
                                                                                        --------      -----------
                                                                                          $28,300         $31,500
                                                                                        ========      ===========

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

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 -- NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE

The balance sheet caption "Accumulated other comprehensive loss" in shareholders' equity includes unrealized loss on securities available for sale which is summarized as follows (in thousands):


                                                                         March 31         December 31
                                                                            2001              2000
                                                                         ---------        -----------
Fair value of securities available for sale .....................        $ 745,229         $ 719,274
Amortized cost of securities available for sale .................          756,955           743,135
                                                                         ---------         ---------
      Gross unrealized loss on securities available for sale ....          (11,726)          (23,861)
Adjustments for:
   Deferred policy acquisition costs ............................            2,937             5,852
   Present value of future profits ..............................            1,676             3,389
   Deferred federal income tax liability ........................            2,472             4,977
                                                                         ---------         ---------
      Net unrealized loss on securities available for sale ......        $  (4,641)        $  (9,643)
                                                                         =========         =========

NOTE 4 -- EARNINGS PER SHARE

         A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

                                                                                         Three Months Ended
                                                                                             March 31
                                                                                   -------------------------------
                                                                                       2001                2000
                                                                                   -----------         -----------
Income:
Net income ................................................................        $     2,000         $     1,365
Preferred stock dividends .................................................               (127)               (127)
                                                                                   -----------         -----------
Income available to common shareholders for basic earnings per share ......              1,873               1,238

Effect of dilutive securities:
   Interest on subordinated convertible debt ..............................                 --                 250
   Preferred stock dividends ..............................................                127                  --
                                                                                   -----------         -----------

Income available to common shareholders for diluted earnings per share ....        $     2,000         $     1,488
                                                                                   ===========         ===========

Shares:
Weighted average shares outstanding for basic earnings per share ..........          7,545,156           7,785,156

Effect of dilutive securities:
   Stock options ..........................................................              7,701              22,393
   Stock warrants .........................................................             34,936               1,970
   Subordinated convertible debt ..........................................                 --           1,740,038
   Preferred stock ........................................................            768,235                  --
                                                                                   -----------         -----------

   Dilutive potential common shares .......................................            810,872           1,764,401
                                                                                   -----------         -----------

Weighted average shares outstanding for diluted earnings per share ........          8,356,028           9,549,557
                                                                                   ===========         ===========

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------



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

Comparison of the Three Month Period Ended March 31, 2001 and March 31, 2000:

The following tables and narratives summarize the results of operations by operating segment:

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                                 ---------------------
                                                                                                  2001           2000
                                                                                                 ------        -------
                                                                                                 (Dollars in thousands)
Operating income before income taxes:

     Domestic operations ................................................................        $1,807        $ 1,768
     International operations ...........................................................           709            445
                                                                                                 ------        -------

     Consolidated operating income before income taxes ..................................         2,516          2,213
     Applicable income taxes related to operating income ................................           530            585
                                                                                                 ------        -------

            Consolidated operating income after taxes ...................................         1,986          1,628
                                                                                                 ------        -------

     Consolidated realized investment gains (losses) before income taxes (benefits) .....            72           (336)
     Applicable income taxes (benefits) related to realized investment gains (losses) ...            58            (73)
                                                                                                 ------        -------

            Consolidated realized investment gains (losses) after taxes (benefits) ......            14           (263)
                                                                                                 ------        -------

            Net income ..................................................................        $2,000        $ 1,365
                                                                                                 ======        =======

Consolidated Results and Analysis:

         Net income for the three month period ended March 31, 2001 was $2.0 million, or 24 cents per diluted share, which is up 47% and 41%, respectively, over the comparable 2000 period. This increase resulted from 1) separate account fees of $1.5 million compared to $1.2 million, 2) paid life insurance claims, or mortality experience, of $1.7 million compared to $1.9 million, 3) a lower marginal tax rate due to the utilization of our net operating loss carryforwards, and 4) realized investment losses of $.3 million in the 2000 period. Our operating income for 2001 was $2.0 million, an increase of 22% over the comparable 2000 period. Operating income represents income before extraordinary gains (losses), excluding net realized investment gains (losses) (less income taxes (benefits) and amortization relating to such gains (losses)). Operating income is not a GAAP measure of performance and should be reviewed in conjunction with net income and cash flow information included elsewhere in this report.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------

Domestic Operations:



                                                                                        Three Months Ended
                                                                                             March 31
                                                                                     -------------------------
                                                                                        2001             2000
                                                                                     --------         --------
                                                                                       (Dollars in thousands)
Premiums and deposits collected:

  Traditional life ..........................................................        $  2,756         $  3,166
                                                                                     --------         --------

  Flexible premium deferred annuities ("FPDA's") ............................          33,862           20,744
  Equity-indexed annuities ..................................................          18,189           17,150
  Single premium immediate annuities ("SPIA's") and other deposits ..........          11,690            2,599
  Universal and interest-sensitive life .....................................             168              321
                                                                                     --------         --------

                Subtotal - interest sensitive and other financial products ..          63,909           40,814
                                                                                     --------         --------

         Total premiums and deposits collected ..............................        $ 66,665         $ 43,980
                                                                                     ========         ========

--------------------------------------------------------------------------------------------------------------

Premium income ..............................................................        $  2,756         $  3,167
Policy income ...............................................................           1,908            1,907
                                                                                     --------         --------
         Total policy related income ........................................           4,664            5,074

Net investment income .......................................................          13,581           11,869
Call option losses ..........................................................          (2,577)            (108)
Fees and other income .......................................................           1,684            1,338
                                                                                     --------         --------

         Total revenues (a) .................................................          17,352           18,173
                                                                                     --------         --------

Benefits and claims .........................................................           2,402            4,081
Interest credited to interest sensitive annuities and other financial
  Products ..................................................................           5,502            6,333
Amortization ................................................................           2,025            1,833
Commission expenses .........................................................           1,765              422
Other operating expenses ....................................................           3,035            2,872
Interest expense and financing costs ........................................             816              864
                                                                                     --------         --------

         Total benefits and expenses ........................................          15,545           16,405
                                                                                     --------         --------

         Operating income before income taxes ...............................           1,807            1,768

Net realized investment gains (losses), net of related amortization .........              72             (336)
                                                                                     --------         --------

         Income before income taxes .........................................        $  1,879         $  1,432
                                                                                     ========         ========

(a) Total revenues exclude net realized investment gains (losses), net of related amortization.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


General: This segment consists of revenues earned and expenses incurred from our United States operations, which includes income from our annuity products (primarily FPDA's), equity-indexed products, SPIA's, universal life products and traditional life products. This segment's profitability is primarily a function of its investment spread earned (i.e. the excess of investment earnings over interest credited on annuity and universal life deposits), persistency of the in-force business, mortality experience and management of operating expenses. Domestic operations include our U.S. consolidated subsidiaries.

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

- Premium deposits for the three month period ending March 31, 2001 received from the sale of FPDA's, equity-indexed annuities, interest sensitive annuities and other financial products, increased $23.1 million or 57%, to $63.9 million, compared to the three month period ending March 31, 2000. This increase relates to 1) a continued increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, 2) favorable agent retention, 3) enhanced presence in the SPIA market and 4) the development of an interactive agent website.

Premium income consists of premiums earned from traditional life products and other policies that incorporate significant mortality features.

- Premium income for the three month period ending March 31, 2001 decreased by $.4 million or 13%, to $2.8 million compared to the same period in 2000. The decrease consists of a decline in renewal premiums due to a reduction in the inforce policies that incorporate significant mortality features.

Policy income represents 1) mortality charges and administrative fees earned on universal life products and 2) surrender income earned as a result of terminated universal life and annuity policies.

- Policy income was unchanged at $1.9 million for the three month period ending March 31, 2001 compared to the three month period ending March 31, 2000. This is largely due to the stability of withdrawals by policyholders for both periods.

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on invested assets.

- Net investment income for the three month period ended March 31, 2001 increased by $1.7 million or 14%, to $13.6 million compared to the period ending March 31, 2000. Net investment income increased as a result of a $103.2 million or 15% increase in the book value of the weighted average invested assets for the period.

- The net investment yields earned on average invested assets were 7.24% and 7.19% for the three month periods ending March 31, 2001 and 2000, respectively.

Call option losses relate to equity-indexed products which are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

- Call option losses for the three month period ending March 31, 2001 increased by $2.5 million to ($2.6) million compared to the same period ending March 31, 2000. This increase was due to the continued unfavorable impact from changes in the market value of our call options. Also refer to "Interest credited to interest sensitive annuities and other financial products".

Fee and other income consists of fee income related to servicing blocks of business for unaffiliated companies, experience refunds and commission income.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


- Fee and other income increased $.3 million or 26%, to $1.7 million and includes commission income from the Savers Marketing Administrative Agreement.

Benefits and claims include 1) paid life insurance claims, 2) benefits from other policies that incorporate significant mortality features and 3) changes in future policy reserves. Throughout our history, we have experienced periods of higher and lower benefit claims. This volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to offset periods of lower claims experience.

- Benefits and claims for the three month period ended March 31, 2001 decreased $1.7 million to $2.4 million, a decrease of 41% compared to the same period for 2000. This decrease includes $.9 million from the SPIA reserves, which is offset by a comparable increase in commission expenses. In addition, we experienced favorable mortality of $.2 million compared to the period ending March 31, 2000.

Interest credited to interest sensitive annuities and other financial products represents interest credited to insurance liabilities of the FPDA's, equity-indexed annuities, SPIA's, interest sensitive and other financial products. This expense fluctuates with changes in 1) average interest-sensitive insurance liabilities, 2) the average credited rate on those liabilities, 3) the impact of adopting FASB 133 and 4) market value fluctuations of call options.

- During the first quarter of 2001, interest credited decreased $.8 million to $5.5 million, a decrease of 13% compared to the first quarter of 2000. This decrease includes a $2.5 million decline in the market value of liabilities supporting equity-indexed products. These decreases were offset by increased interest credited due to a 16% increase in average interest sensitive liabilities of $92.5 million, a higher average credited rate for the period and a $.4 million increase due to the adoption of FASB 133.

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

- Amortization for the three month period ending March 31, 2001 was $2.0 million, an increase of $.2 million compared to the three month period ending March 31, 2000. This increase includes the recognition of additional profits from increased sales of annuity products during recent periods. Amortization was reduced, however, by $.3 million as a result of adopting FASB 133.

Commission expenses represent commission expenses, net of deferrable amounts.

- Commission expenses increased $1.3 million to $1.8 million primarily due to nondeferrable commissions related to SPIA sales in the first quarter of 2001, which is offset by a comparable decrease in benefits and claims.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

- Other operating expenses for the first quarter of 2001 increased $.2 million or 6%, to $3.0 million compared to the first quarter of 2000. The increase included additional premium tax expense due to changing product mix.

Interest expense and financing costs represents interest expense incurred and the amortization of related debt issuance costs.

- Interest expense and financing costs remained at $.8 million for the three month period ending March 31, 2001 and 2000, respectively. Average borrowings declined $3.2 million in the 2001 period but were offset by an increased interest rate for the same period.

Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the amortization of the present value of future profits.

- Net realized investment gains, net of related costs increased $.3 million in the first quarter of 2001. The increased gains are a function of general trading activity for the period.

- Approximately 96% of the Company's fixed maturity securities are classified as investment grade at March 31, 2001.

--------------------------------------------------------------------------------

International Operations:


                                                               Three Months Ended
                                                                    March 31
                                                            -------------------------
                                                              2001             2000
                                                            --------         --------
                                                             (Dollars in thousands)
Premiums and deposits collected:
  Traditional life .................................        $     14         $     11
  Separate account deposits ........................          28,670           29,966
                                                            --------         --------

           Total premiums and deposits collected ...        $ 28,684         $ 29,977
                                                            ========         ========

Premium income .....................................        $     14         $     11
Net investment income ..............................             133              126
Separate account fees ..............................           1,500            1,227
                                                            --------         --------
           Total revenues ..........................           1,647            1,364
                                                            --------         --------

Benefits and claims ................................             (22)             (26)
Amortization .......................................            (130)             377
Commission expenses ................................              12               49
Other operating expenses ...........................           1,078              519
                                                            --------         --------
           Total benefits and expenses .............             938              919
                                                            --------         --------

           Income before income taxes ..............        $    709         $    445
                                                            ========         ========

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


General: International operations include our revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on deposits from unit-linked assurance products. The profitability of this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and management of operating expenses. International operations include Standard Management International, S.A. and its non-U.S. consolidated subsidiaries ("SMI").

Net investment income represents income earned on corporate assets such as cash and short-term investments.

- Net investment income remained at $.1 million for each of the three month periods ending March 31, 2001 and 2000, respectively. Corporate assets averaged $12.9 million and $11.1 million for the first quarter of 2001 and 2000, respectively, and primarily consist of cash and short-term investments.

- The net investment yields earned on average invested assets were 4.13% and 4.53% for the three month periods ending March 31, 2001 and 2000, respectively.

Fees from separate accounts represents the net fees earned on the various unit-linked products sold and fluctuate in relationship to total separate account assets and the fees earned on those assets. Fees include initial set up fees on certain products and annual recurring fees on almost all products.

- Fees from separate accounts for the first quarter of 2001 increased $.3 million or 22%, to $1.5 million compared to the first quarter of 2000. This increase is primarily due to an increase of 41% in the average value of assets held in separate accounts for the 2001 period. Actual separate account assets increased $96.1 million or 24%, to $496.0 million. Fees were unfavorably impacted by $.4 million due to changes in the value of foreign currencies relative to the U.S. dollar. Excluding the impact of foreign currencies, fees increased $.7 million or 58%, to $1.9 million.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business.

- Amortization for the three month period ending March 31, 2001 decreased $.5 million to ($.1) million compared to the same three month period ending March 31, 2000. This decrease is primarily related to the favorable impact of $.5 million from changes in the value of foreign currencies relative to the U.S. dollar. Excluding the impact of foreign currencies, amortization was $.4 million for each of the two reporting periods.

Commission expenses represent commission expenses, net of deferrable amounts.

- Commission expenses remained unchanged at less than $.1 million for both periods ending March 31, 2001 and 2000, respectively.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

- Other operating expenses for the three month period ending March 31, 2001 increased $.6 million to $1.1 million when compared to the three month period ending March 31, 2000. This increase relates primarily to increased 1) management fees charged by Standard Management and 2) professional fees.

Foreign currency translation comparisons between the quarters ending March 31, 2001 and March 31, 2000 are impacted by the strengthening and weakening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg franc. The impact of these translations has been quantified on the individual income statement components of fees from separate accounts and amortization.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------

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

         In 1993, we initiated a program to repurchase our common stock. At March 31, 2001 we are authorized to repurchase 724,790 additional shares of our Common Stock under this program.

         At April 27, 2001, Standard Management had "parent company only" cash and short-term investments of $.7 million which is available for general corporate purposes. Annual parent company operating expenses (not including interest expense) were $4.5 million and $4.8 million for 2000 and 1999, respectively.

         We anticipate that available cash from our existing working capital, plus anticipated 2001 dividends, management fees, rental income and interest payments on our surplus debentures receivable will be more than adequate to meet our anticipated "parent company only" cash requirements for 2001.

         Surplus Debenture and Notes Payable Interest:

         THE FOLLOWING ARE CHARACTERISTICS OF THE AMENDED CREDIT AGREEMENT AT MARCH 31, 2001:

-        $17.3 million outstanding balance

-        Weighted average interest rate of 9.71%

-        Principal payments: $4.3 million due annually through March 2005

-        Subject to restrictions and financial and other covenants

- Interest payments of $1.8 million will be required in 2001 based on current balances

         THE FOLLOWING ARE CHARACTERISTICS OF THE SUBORDINATED DEBT AGREEMENT AT MARCH 31, 2001:

-        $11.0 million outstanding balance

- Interest rate is greater of 1) 10% per annum or 2) six month London Inter-Bank Offered Rate ("LIBOR") plus 1.5%

-        Due October 2007

- Interest payments of $1.1 million will be required in 2001 based on current balances

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


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

         Pursuant to a management services agreement, Premier Life (Luxembourg) paid Standard Management $.4 million during the first quarter of 2001 for certain management, technical support and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg).

         Equipment Rental Fees. Standard Management charged subsidiaries $.3 million in the first quarter 2001 for the use of equipment owned by Standard Management.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------

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

         Changes in interest rates may affect our incidence of policy surrenders and other withdrawals. In addition to the potential effect on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect our earnings if we are required to sell investments at reduced values to meet liquidity demands. We manage our asset and liability portfolios in order to minimize the adverse earnings effect of changing market interest rates and seek assets that have duration characteristics similar to the liabilities that they support. We also prepare cash flow projections and perform cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. Our U.S. insurance subsidiaries currently expect available liquidity sources and future cash flows to be adequate to meet the demand for funds.

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

         International Operations. The amount of dividends that may be paid by SMI without regulatory approval is limited to its accumulated earnings. We do not anticipate receiving dividends from SMI in 2001.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------



FORWARD-LOOKING STATEMENTS

         All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

- general economic conditions and other factors, including prevailing interest rate levels, stock market performance which may affect the ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies;

- our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives;

- customer response to new products, distribution channels and marketing initiatives;

- mortality, morbidity and other factors which may affect the profitability of our insurance products;

- changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of our products;

-        increasing competition in the sale of our products;

- regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products;

-        the availability and terms of future acquisitions; and

- the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations as of December 31, 2000, included in SMC's December 31, 2000 Form 10-K, as amended. There have been no material changes in 2001 to these risks or the management of such risks.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------



                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

       Exhibit 10.1 Letter Agreement serving as Amendment No. 3 to Amended and Restated Line of Credit Agreement dated October 3, 2000 by and between Standard Management and Fleet National Bank (previously filed on May 10, 2001 with the initial filing of this Form 10-Q).


(b) Reports on Form 8-K

         No reports on Form 8-K were filed with the Commission in first quarter of 2001.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   July 23, 2001


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