Form 10-Q
period 2001-06-30
STANDARD MANAGEMENT CORP
filed 2001-08-13
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                                FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED June 30, 2001 or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	        THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number: 0-20882

                 Standard Management Corporation
        (Exact name of registrant as specified in its charter)


           Indiana                                 No. 35-1773567
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

10689 North Pennsylvania, Indianapolis, Indiana          46280
  (Address of principal executive offices)            (Zip Code)

                          (317) 574-6200
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of July 31, 2001, the Registrant had 7,545,156 shares of Common Stock outstanding.







                 STANDARD MANAGEMENT CORPORATION

                             INDEX
                                                   Page Number

Part I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets --
         June 30, 2001 (Unaudited) and
         December 31, 2000 (Audited)                        3

         Consolidated Statements of Income --
         For the Three and Six Months Ended June 30,
         2001 and 2000 (Unaudited)	                         4

         Consolidated Statements of Shareholders' Equity --
         For the Six Months Ended June 30, 2001 and 2000
         (Unaudited)                                        5

         Consolidated Statements of Cash Flows --
         For the Six Months Ended June 30, 2001 and 2000
         (Unaudited)                                        6

         Notes to Consolidated Financial Statements
         (Unaudited)                                       7 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               9 - 17

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk                                  18

Item 4.  Submission of Matters to a Vote of Securities
         Holders                                            18

Part II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                   19

SIGNATURES                                                  19





                  PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)

                                             June 30  December 31
                                               2001       2000
                                           (Unaudited)  (Audited)
                 ASSETS
Investments:
   Securities available for sale:
     Fixed maturity securities, at fair value
        (amortized cost:  $799,527 in 2001 and
         $742,597 in 2000)              $   780,455   $  718,912
     Equity securities, at fair value
        (cost: $538 in 2001 and 2000)           597          362
     Mortgage loans on real estate            4,929        4,778
     Policy loans                            13,191       14,280
     Real estate                             12,377        8,847
     Other invested assets                      776          776
     Short-term investments                  31,773       12,489
       Total investments                    844,098      760,444
Cash                                          6,094        1,840
Accrued investment income                    13,391       12,298
Amounts due and recoverable from reinsurers  41,716       43,158
Deferred policy acquisition costs           103,544       91,855
Present value of future profits              24,490       26,343
Goodwill                                      5,296        5,430
Other assets                                  9,245        8,650
Assets held in separate accounts            447,818      520,439
        Total assets                    $ 1,495,692   $1,470,457

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Insurance policy liabilities         $   928,494   $  837,345
   Accounts payable and accrued expenses      7,847        7,347
   Notes payable                             28,300       31,500
   Deferred federal income taxes              6,757        4,397
   Liabilities related to separate accounts 447,818      520,439
        Total liabilities                 1,419,216    1,401,028

Series  A convertible redeemable preferred stock,
 par value $100 per share; Authorized 130,000;
 65,300 issued and outstanding
 in 2001 and 2000                             6,530         6,530

Shareholders' Equity:
   Preferred stock, no par value:
    Authorized 870,000 shares;
    none issued and outstanding                  --            --
   Common stock and additional paid in capital, no par value:
    Authorized 20,000,000 shares; issued 9,038,134
    in 2001 and 2000                         63,112        63,019
   Treasury stock, at cost, 1,492,978 shares
    in 2001 and 2000                         (7,589)       (7,589)
   Accumulated other comprehensive loss      (8,736)      (12,008)
   Retained earnings                         23,159        19,477
      Total shareholders' equity             69,946        62,899

Total liabilities and shareholders'
   equity                               $ 1,495,692   $ 1,470,457

 See accompanying notes to consolidated financial statements.





           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands, Except Per Share Amounts)

                         Three Months Ended      Six Months Ended
                              June 30               June 30
                        2001          2000      2001       2000

Revenues:
   Premium income     $   2,439  $   2,838  $   5,209  $   5,302
   Net investment income 14,194     12,376     27,908     24,371
   Call option losses      (560)    (2,252)    (3,137)    (2,360)
   Net realized
     investment losses     (127)    (1,819)       (55)    (2,155)
   Policy income          2,066      2,105      3,975      4,012
   Separate account fees  2,754      1,253      4,254      2,480
   Fee and other income   1,776      1,472      3,460      2,810
      Total revenues     22,542     15,973     41,614     34,460

Benefits and expenses:
   Benefits and claims    1,642     3,826       3,722      7,167
   Interest credited to
     interest-sensitive
     annuities and other
     financial products   7,175     4,836      12,976     11,169
   Amortization           4,238     2,010       6,133      4,220
   Commission expenses    2,612       734       4,389      1,207
   Other operating
      expenses            3,813     2,650       7,927      6,040
   Interest expense and
      financing costs       743       824       1,559      1,687
      Total benefits and
      expenses           20,223    14,880      36,706     31,490

Income before federal
  income taxes and
  preferred stock
  dividends               2,319     1,093       4,908      2,970
Federal income tax expense  384        85         973        597

Net income                1,935     1,008      3,935       2,373
Preferred stock dividends  (127)     (127)      (253)       (253)
Earnings available to
  common shareholders  $  1,808   $   881  $   3,682   $   2,120

Earnings per share - basic:

   Net income         $     .25   $   .13  $    .52   $     .30
   Preferred stock
     dividend              (.01)     (.02)     (.03)       (.03)
   Earnings available
     to common
     shareholders     $     .24   $   .11  $    .49   $     .27

Earnings per share - diluted:

   Net income         $     .23   $   .13  $    .47   $    .30
   Preferred stock
    dividends                --      (.02)       --       (.03)
   Earnings available
    to common
    shareholders      $     .23   $   .11  $    .47   $    .27

  See accompanying notes to consolidated financial statements.





          STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Unaudited, Dollars in Thousands)

                         Common
                        stock and          Accumulated
                       additional             other
                        paid-in  Treasury  comprehensive  Retained
               Total    capital    stock      income      earnings

Balance at
January 1,
 2000        $ 53,360 $ 62,152  $ (6,802)  $ (16,706)  $  14,716

Comprehensive income:
 Net income     2,373                                      2,373
 Other
  comprehensive income:
  Change in unrealized
   loss on securities,
   net tax benefits
   of $501     (1,024)                        (1,024)
  Change in foreign currency
   translation   (945)                          (945)
  Other comprehensive
   income      (1,969)

  Comprehensive
   income         404

   Issuance of common stock
    warrants      286      286
   Preferred
    stock
    dividends    (253)                                      (253)
Balance at
 June 30,
 2000        $ 53,797 $ 62,438  $ (6,802)  $ (18,675)  $  16,836

Balance at
 January 1,
 2001        $ 62,899 $ 63,019  $ (7,589)  $ (12,008)  $  19,477

Comprehensive income:
 Net income     3,935                                      3,935
 Other comprehensive income:
 Change in unrealized gain on
  securities, net tax
  of $1,117    2,168                          2,168
 Change in foreign currency
  translation  1,104                          1,104
 Other comprehensive
  income       3,272

 Comprehensive
  income       7,207

 Issuance of common
  stock
  warrants        93       93

 Preferred stock
  dividends     (253)                                      (253)
Balance at
  June 30,
  2001        $69,946 $ 63,112  $ (7,589)  $  (8,736)  $  23,159

   See accompanying notes to consolidated financial statements.




          STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited, Dollars in Thousands)



                                               Six Months Ended
                                                   June 30
                                             2001         2000

Operating Activities

Net income                                  $   3,935   $  2,373
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Amortization of deferred acquisition
   costs                                        4,811      2,632
   Deferral of acquisition costs              (17,564)   (17,586)
   Deferred federal income taxes                1,530       (211)
   Depreciation and amortization                1,732      1,940
   Insurance policy liabilities                 7,279     10,083
   Net realized investment gains                   55      2,155
   Accrued investment income                   (1,093)      (209)
   Other                                         (183)       473
      Net cash provided by operating activities   502      1,650

Investing Activities
Fixed maturity securities available for sale:
   Purchases                                 (258,811)   (79,462)
   Sales                                      195,319     33,566
   Maturities, calls and redemptions            7,011      9,853
Short-term investments, net                   (19,283)    (9,723)
Other investments, net                         (3,986)    (3,073)
      Net cash used by investing activities   (79,750)   (48,839)

Financing Activities

Repayments on notes payable                    (3,200)    (2,900)
Premiums received on interest-sensitive annuities and
   other financial products credited to policyholder
   account balances, net of premiums ceded    136,733     91,846
Return of policyholder account balances on
   interest-sensitive annuities and other
   financial products                         (49,871)   (43,496)
Issuance of common stock and warrants              93        286
Dividends on preferred stock                     (253)      (253)
   Net cash provided by financing activities   83,502     45,483

Net increase (decrease) in cash                 4,254     (1,706)

Cash at beginning of period                     1,840      3,659
Cash at end of period                       $   6,094  $   1,953


   See accompanying notes to consolidated financial statements.




      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 -- Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year. This is particularly true in the life insurance industry, where paid life insurance claims or mortality results in interim periods can vary substantially from such results over a longer period. In our opinion, the information contained in this report reflects all adjustments, of a normal recurring nature, necessary to fairly present the results of operations for the interim periods.
Certain amounts from prior periods have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods presented. We generally measure our financial performance by comparing operating income (net income before net realized investment gains and losses, net of related costs) which is not considered a GAAP measure of performance.

   The nature of the insurance business of Standard Management Corporation and its consolidated subsidiaries ("Standard Management") requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, Standard Management uses significant estimates and assumptions in calculating deferred policy acquisition costs, present value of future profits, goodwill, future policy benefits and deferred federal income taxes. If future experience differs materially from these estimates and assumptions, our financial statements could be affected.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB No. 133"). FASB No. 133 requires companies to record derivatives on the balance sheet as assets and or liabilities measured at fair value. We adopted FASB No.133 on January 1, 2001. The adoption of FASB No. 133 resulted in an immaterial impact to net income, however, its application increased the volatility of certain income and expense items.
Also refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2.

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

   For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.


Note 2 -- Notes Payable

   Notes payable of the Company are as follows (in thousands):

                             Interest     June 30     December 31
                                Rate         2001          2000

   Borrowings under revolving
    credit agreements          7.27% (1)   $17,300      $20,500
   Senior subordinated
    convertible notes         10.00%        11,000       11,000
                                           $28,300      $31,500
(1) Current weighted average rate at June 30, 2001.

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


Note 3 -- Net Unrealized Gain (Loss) on Securities Available for
Sale

   The balance sheet caption "Accumulated other comprehensive loss" in shareholders' equity includes unrealized loss on securities available for sale which is summarized as follows (in thousands):

                                        June 30       December 31
                                         2001             2000
Fair value of securities available
 for sale                             $  781,052       $  719,274
Amortized cost of securities available
 for sale                                800,065          743,135
  Gross unrealized loss on securities
  available for sale                     (19,013)         (23,861)
Adjustments for:
  Deferred policy acquisition costs        4,787            5,852
  Present value of future profits          2,725            3,389
  Deferred federal income tax liability    4,029            4,977
    Net unrealized loss on securities
    available for sale                $   (7,472)      $   (9,643)

Note 4-- Earnings Per Share

  A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

                         Three Months Ended      Six Months Ended
                              June 30                June 30
                         2001          2000      2001        2000
Income:
Net income         $ 1,935       $ 1,008    $ 3,935       $ 2,373
Preferred stock
  dividends           (127)         (127)      (253)         (253)
Income available to common
 shareholders for basic
 earnings per share  1,808           881      3,682         2,120

Effect of dilutive securities:
   Preferred stock
   dividends           127           --         253            --

Income available to common
 shareholders for diluted
 earnings per
 share             $ 1,935       $   881    $ 3,935       $ 2,120

Shares:
Weighted average shares
 outstanding for basic
 earnings per
 share           7,545,156     7,785,156   7,545,156    7,785,156

Effect of dilutive securities:

 Stock options      71,148         1,932      39,425       12,163
 Stock warrants    148,406            --      91,671          985
 Preferred stock   768,235            --     768,235           --

 Dilutive potential
  common shares    987,789         1,932     899,331       13,148

Weighted average
 shares outstanding
 for diluted
 earnings per
 share           8,532,945     7,787,088   8,444,487    7,798,304



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

   The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K, as amended, for the year ended December 31, 2000 should be read in conjunction with both sets of consolidated financial statements.

First Six Months of 2001 Compared with the First Six Months of
2000:

The following tables and narratives summarize the results of operations by operating segment:

                      Three Months Ended          Six Months Ended
                           June 30                     June 30
                       2001        2000           2001        2000
                               (Dollars in thousands)
Operating income before income taxes:

 Domestic operations  $ 1,548   $ 1,349         $ 3,355   $ 3,117
   International
    operations            899       463           1,608       908

   Consolidated operating income
    before income
    taxes               2,447     1,812           4,963     4,025
   Applicable income taxes
    related to
    operating income     (351)     (289)           (881)     (874)

   Consolidated operating income
    after taxes         2,096     1,523           4,082     3,151

   Consolidated realized
    investment
    losses before
    income taxes         (127)     (718)            (55)   (1,055)
   Applicable income
    taxes (benefits)
    related to realized
    investment losses     (34)      203             (92)     277

   Consolidated realized
    investment losses
         after taxes     (161)     (515)           (147)    (778)

   Net income         $ 1,935   $ 1,008         $ 3,935   $ 2,373

Consolidated Results and Analysis

   Our net income for the six-month period ended June 30, 2001 was $3.9 million, or 47 cents per diluted share, which is up 66% and
57%, respectively, over the comparable 2000 period.   This
increase resulted from 1) favorable mortality experience of $4.6 million compared to $4.9 million, 2) favorable persistency of $1.2 million compared to $1.5 million 3) net realized investment losses of $1.1 million in the 2000 period, and 4) by a lower marginal effective tax rate due to the utilization of net operating loss carryforwards. Our operating income for 2001 was $4.1 million, an increase of 30% over the comparable 2000 period. Operating income represents net income before net realized investment gains and losses, net of related costs and should be reviewed in conjunction with net income and cashflow information included elsewhere in this report.

Domestic Operations:

                      Three Months Ended         Six Months Ended
                          June 30                     June 30
                       2001       2000           2001        2000
                                  (Dollars in thousands)

Premiums and deposits collected:
 Traditional life $  2,332   $  2,833         $  5,088  $   5,285

  Flexible premium deferred
    annuities       35,893     24,564           69,755     45,308
  Equity-indexed
    annuities       14,832     20,777           33,021     37,927
  Single premium immediate
    annuities and other
    deposits        21,941      5,380           33,631      7,979
  Universal and
    interest-
    sensitive life     158        319              326        641

  Subtotal - interest-sensitive and other
    financial
    products        72,824     51,040          136,733     91,855

  Total premiums and deposits
    collected     $ 75,156  $ 53,873          $141,821  $  97,140

Premium income    $  2,332  $  2,833          $  5,088  $   5,285
Policy income        2,067     2,105             3,975      4,012
 Total policy
 related income      4,399     4,938             9,063      9,297

Net investment
 income             14,047    12,257            27,628     24,126
Call option losses    (560)   (2,252)           (3,137)   (2,360)
Fee and other income 1,776     1,472             3,460      2,810

 Total revenues(a)  19,662    16,415            37,014     33,873

Benefits and claims  1,688     3,852             3,790      7,219
Interest credited to
   interest-sensitive annuities
   and other financial
   products         7,174      4,836            12,976     11,169
Amortization        2,944      2,774             4,969      4,607
Commission expenses 2,553        368             4,318        790
Other operating
 expenses           3,012      2,412             6,047      5,284
Interest expense
 and financing costs  743        824             1,559      1,687

Total benefits and
 expenses          18,114     15,066            33,659     30,756

Operating income
 before income
 taxes              1,548      1,349             3,355      3,117

Net realized investment
  losses, net of related
  amortization       (127)      (718)              (55)    (1,055)

Income before
 income taxes    $  1,421   $    631          $  3,300   $  2,062

(a) Revenues exclude net realized investment losses, net of related amortization.

General: The domestic operations segment consists of revenues earned and expenses incurred from United States operations. Our products include flexible premium deferred annuities, equity-indexed annuities, single premium immediate annuities, universal life products and traditional life products. The profitability of this segment is primarily a function of its net spread revenue (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of the in-force business, mortality experience and management of operating expenses.

Premium deposits consist of our flexible premium deferred annuities, equity-indexed annuities, single premium immediate annuities, interest sensitive annuities and other financial products that do not incorporate significant mortality features. For GAAP, these premium deposits are not shown as premium income in the income statement. Furthermore, a change in premium deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

* Premium deposits for the six-month period ending June 30, 2001 increased $44.9 million or 49%, to $136.7 million, compared to the six-month period ending June 30, 2000. This increase relates to
1) a continued increase in the agency base achieved through the recruitment of high volume agents and larger managing general agencies, 2) favorable agent retention, 3) enhanced presence in the single premium immediate annuity market and 4) the development of an interactive agent website.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity business that incorporates significant mortality features.

* Premium income for the six-month period ending June 30, 2001 decreased by $.2 million or 4%, to $5.1 million compared to the same period in 2000. The decrease consists of a decline in traditional life renewal premiums from our purchased blocks of business.

Policy income represents 1) mortality charges and administrative fees earned on universal life products and 2) surrender income earned as a result of terminated universal life and annuity policies.

* Policy income was unchanged at $4.0 million for the six-month period ending June 30, 2001 compared to the six-month period ending June 30, 2000. This is largely due to the stability of withdrawals by policyholders for both periods.

Net investment income includes interest earned on invested assets and fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

* Net investment income for the six-month period ended June 30, 2001 increased by $3.5 million or 15%, to $27.6 million compared to the same period ending June 30, 2000. Net investment income increased as a result of a $110.0 million or 16% increase in the book value of the weighted average invested assets for the period. Our premium deposits of $136.7 million are the primary factor contributing to increased weighted invested assets for the period.

* The net investment yield earned on average invested assets was 7.17% and 7.15% for the six-month period ending June 30, 2001 and 2000, respectively. Investment yields fluctuate from period to period primarily due to changes in the general interest rate environment.

* See also "Call option losses" and "Interest credited to interest sensitive annuities and other financial products" for additional information regarding the impact of our equity-indexed products.

Call option losses relate to equity-indexed products which are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market and are substantially offset by 1) interest earned on invested assets supporting equity-indexed products and 2) amounts credited to policyholder account balances. The market value of these call options fluctuate based on the policyholder account balances of our equity-indexed products and the returns given to these policyholders which are linked to the performance of the Standard & Poor's Corporation (S&P) 500 Index.

* Call option losses for the six-month period ending June 30, 2001 increased by $.8 million to $3.1 million compared to the same period ending June 30, 2000. This increase was due to the impact from changes in the market value of our call options, which are linked to the performance of the S&P 500 Index.

Fee and other income consists of fee income related to servicing blocks of business for unaffiliated companies, experience refunds, and unaffiliated commission income.

* For the six-month period ending June 30, 2001 fee and other income increased $.7 million or 23%, to $3.5 million compared to the six-month period ending June 30, 2000 and includes unaffiliated commission income from Savers Marketing.

Benefits and claims include 1) mortality experience, 2) benefits from other policies that incorporate significant mortality features and 3) changes in future policy reserves. Throughout our history, we have experienced both periods of higher and lower benefit claims. Such volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claim experience tend to offset periods of lower claim experience.

* Benefits and claims for the six-month period ended June 30, 2001 decreased $3.4 million to $3.8 million, a decrease of 47% compared to the same period for 2000. This decrease includes the impact from single premium immediate annuity reserves of $3.5 million, which are offset by a comparable increase in commission expenses. In addition, we experienced favorable mortality of $.3 million compared to the period ending June 30, 2000.

* See also "Commission expenses" for additional information regarding the impact of our single premium immediate annuities.

Interest credited to interest sensitive annuities and other financial products represents interest credited to insurance liabilities of the flexible premium deferred annuities, equity-indexed annuities, single premium immediate annuities, interest sensitive and other financial products. This expense fluctuates with changes in 1) the average interest-sensitive insurance liabilities, 2) the average credited rate on those liabilities, 3) the impact of FASB No. 133, 4) interest earned on invested assets supporting equity-indexed products and 5) the market value fluctuations of call options.

* During the first six months of 2001, interest credited increased $1.8 million to $13.0 million, an increase of 16% compared to the same period for 2000. The 2001 reporting period includes increased interest credited due to a 15% increase in average interest sensitive liabilities of $90.2 million and a higher average credited rate. These increases were offset by a decline in the market value of liabilities supporting equity-indexed products, interest earned on invested assets supporting equity-indexed products and a $.4 million decrease as a result of FASB No. 133.

* The weighted average credited rates for the first six-month period ending June 30, 2001 and 2000, were 4.99% and 4.85%, respectively.

Amortization includes 1) amortization related to the present value of policies purchased from acquired insurance business, 2) amortization of deferred acquisition costs related to capitalized costs of our insurance business sold, 3) amortization of goodwill and organizational costs and 4) the impact of FASB No. 133.

* Amortization for the six-month period ending June 30, 2001 was $5.0 million, an increase of $.4 million compared to the six-month period ending June 30, 2000. This increase includes additional amortization of $.3 million as a result of FASB No. 133.

Commission expenses represent commission expenses, net of deferrable amounts.

* During the six-month period ending June 30, 2001 commission expenses increased $3.5 million to $4.3 million primarily due to increased single premium immediate annuity sales in the first six months of 2001. Benefits and claims have been offset by increased commission expenses related to these sales.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

* Other operating expenses for the first six months of 2001 increased $.8 million or 14%, to $6.0 million compared to the same period of 2000. The increase is primarily due to $.6 million of additional premium tax expense due to a changing product mix.

Interest expense and financing costs represents interest expense incurred and the amortization of related debt issuance costs.

* Interest expense and financing costs for the six-month period ending June 30, 2001 decreased $.1 million to $1.6 million compared to the same period for 2000. Average borrowings declined $3.6 million in the 2001 period. The weighted average interest rate for the 2001 period was 9.35% compared to 9.75% for the 2000 period.

Net realized investment losses, net of related amortization
fluctuate from period to period and generally arise when
securities are sold in response to changes in the investment
environment.   Realized investment losses can affect the timing of
the amortization of deferred acquisition costs and the amortization of the present value of future profits.

* Net realized investment losses, net of related amortization for the six-month period ending June 30, 2001 were $.1 million compared to $1.1 million in the six-month period ending June 30, 2000. The 2000 period included fixed maturity securities that had a decline in fair value that was considered other than temporary.

International Operations:

                      Three Months Ended      Six Months Ended
                          June 30                  June 30
                     2001          2000       2001         2000
                                 (Dollars in thousands)

Premiums and deposits collected:
 Traditional life $   107    $      5       $    121    $      17
 Separate account
 deposits          25,171      65,267         53,841       92,233
  Total premiums and
  deposits
  collected      $ 25,278    $ 65,272       $ 53,962    $  92,250

Premium income   $    107    $      5       $    121    $      17
Net investment
 income               147         119            280          245
Separate account
 fees               2,754       1,253          4,254        2,480

 Total revenues     3,008       1,377          4,655        2,742

Benefits and
 claims               (46)        (26)           (68)         (52)
Amortization        1,294         336          1,164          713
Commission expenses    59          26             71           77
Other operating
 expenses             802         578          1,880        1,096

 Total benefits and
 expenses           2,109         914          3,047        1,834

 Income before
  income taxes   $    899    $    463       $  1,608    $     908


General: International operations include revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on deposits from unit-linked assurance products. The profitability of this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and management of operating expenses.

Net investment income represents income earned on corporate assets such as cash and short-term investments. Standard Management International is required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

* Net investment income was $.3 million and $.2 million for the six-month periods ending June 30, 2001 and 2000, respectively.
Corporate assets averaged $13.3 million and $11.1 million for the first six-months of 2001 and 2000, respectively.

* The net investment yields earned on average invested assets were 4.20% and 4.47% for the six months ending June 30, 2001 and 2000, respectively.

Fees from separate accounts represents the net fees earned on the various unit-linked products sold. The fees fluctuate in relationship to total separate account assets and the fees earned on those assets. Fees include initial set up fees on certain products and annual recurring fees on almost all products.

* Fees from separate accounts in the first six months of 2001 increased $1.8 million or 72%, to $4.3 million compared to the same period for 2000. This increase is primarily due to an increase of 41% in the average value of assets held in separate accounts for the 2001 period. Actual separate account assets for the first six months of 2001 decreased $29.4 million or 6%, to $479.0 million. Fees were favorably impacted by $.2 million due to changes in the value of foreign currencies relative to the U.S. dollar. Excluding the impact of foreign currencies, fees increased $1.6 million or 64%, to $4.1 million. Separate account deposits for the first six months of 2001 were $53.8 million compared to $92.2 million for the comparable 2000 period reflecting the unfavorable impact of volatile worldwide equity markets.

* Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business.

* Amortization for the six-month period ending June 30, 2001 increased $.5 million to $1.2 million compared to the six-month period ending June 30, 2000. This increase is primarily related to the unfavorable impact of $.3 million from changes in the value of foreign currencies relative to the U.S. dollar.

Commission expenses represent commission expenses, net of deferrable amounts.

* Commission expenses for the six-month period ended June 30, 2001 remained at less than $.1 million.

Other operating expenses consist of general operating expenses, including salaries, net of deferred amounts.

* Other operating expenses for the six-month period ending June 30, 2001 increased $.8 million to $1.9 million when compared to the six month period ending June 30, 2000. This increase relates primarily to increased 1) management fees charged by Standard Management and 2) professional fees.

Foreign currency translation.   Comparisons between the periods
ending June 30, 2001 and June 30, 2000 are impacted by the strengthening and weakening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg franc. The impact of these translations has been quantified on fees from separate accounts and amortization.

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

Standard Management is a financial services holding company whose liquidity requirements are met through payments received from its subsidiaries. These payments include 1) interest on surplus debentures, 2) dividends, 3) management fees, 4) rental income and
5) allocation of taxes through a tax sharing agreement, all of which are subject to restrictions under applicable insurance laws and are used to pay operating expenses and meet debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets.

General: On a consolidated basis Standard Management reported net cash provided by operations of $.5 million for the six month period ending June 30, 2001. Although deposits received on Standard Management's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, these funds are available for use by Standard Management. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in cash flow of $87.4 million for the six month period ending June 30, 2001. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

In 1993, Standard Management instituted a program to repurchase its common stock. At June 30, 2001 Standard Management can repurchase 724,790 shares of Standard Management common stock remaining under this program.

At July 23, 2001, Standard Management had "parent company only" cash and short-term investments of $.3 million. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses, not including interest expense, were $4.5 million and $4.8 million for 2000 and 1999, respectively.

We anticipate that available cash from our existing working capital, plus anticipated 2001 dividends, management fees, rental income and interest payments on our surplus debentures receivable will be more than adequate to meet our anticipated parent company cash requirements for 2001.

   Surplus Debenture and Notes Payable Interest:

   The following are characteristics of our amended credit agreement at June 30, 2001:

* outstanding balance of $17.3 million;

* weighted average interest rate of 7.27%;

* principal payments: $4.3 million due annually through March
2005;

* subject to certain restrictions and financial and other covenants;

* interest payments required in 2001 based on current balances will be $1.5 million.

   The following are characteristics of our subordinated debt agreement at June 30, 2001:

* outstanding balance of $11.0 million;

* interest rate is greater of 1) 10% per annum or 2) six-month
London Inter-Bank Offered Rate ("LIBOR") plus 1.5%;

* due October 2007;

* interest payments required in 2001 based on current balances will be $1.1 million.

   Standard Management loaned $27.0 million to Standard Life Insurance Company of Indiana ("Standard Life") pursuant to unsecured surplus debenture agreements ("surplus debenture") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance ("IDOI"), depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the IDOI. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the June 30, 2001 interest rate of 9.00% continues, Standard Management will receive interest income of $2.5 million from the surplus debentures in 2001.

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

   Management Fees. Pursuant to a management services agreement, Standard Life paid Standard Management $1.8 million for the first six months of 2001 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie National Life Insurance Company ("Dixie Life") paid Standard Life $.6 million during the first six months of 2001 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of either Standard Life or Dixie Life.

   Pursuant to a management services agreement, Premier Life (Luxembourg) paid Standard Management $.7 million during the first six months of 2001 for certain management, technical support and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg).

   Equipment Rental Fees. During the first six months of 2001, Standard Management charged subsidiaries $.6 million for the use of equipment owned by Standard Management.

   Tax Sharing Agreement. Effective January 1, 2000 Standard Management entered into a tax sharing agreement with Savers Marketing and Standard Management International that allocates the consolidated federal income tax liability. During the first six months of 2001 Savers Marketing paid Standard Management and Standard Management International $.5 million and $.8 million, respectively, in accordance with this agreement.

Liquidity of Insurance Operations

   U.S. Insurance Operations. The principal liquidity requirements of Standard Life are its contractual obligations to policyholders, dividend, rent, management fee and surplus debenture payments to Standard Management and other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of flexible premium deferred annuities and equity-indexed products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best rating and events in the industry that affect policyholders' confidence. In April 2001, Standard Life received a rating upgrade from A.M. Best to B++, or "very good" category. As rationale for the rating upgrade, A.M. Best noted Standard Life's continued business growth, improved operating results during 2000 and increased fee income received from administration.

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

   Changes in interest rates may affect our incidence of policy surrenders and other withdrawals. In addition to the potential effect on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect earnings if Standard Management were required to sell investments at reduced values to meet liquidity demands. Standard Management manages the asset and liability portfolios in order to minimize the adverse earnings effect of changing market interest rates. Standard Management seeks assets that have duration characteristics similar to the liabilities that they support. Standard Management also prepares cash flow projections and performs cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. Our U.S. insurance subsidiaries currently expect available liquidity sources and future cash flows to be adequate to meet the demand for funds.

   Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners as modified by the IDOI, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. Standard Management designs its products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, Standard Management controls the amount of net new premiums written to manage the effect of such surplus strain. Standard Management's long-term growth goals contemplate continued growth in its insurance businesses. To achieve these growth goals, Standard Management's U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions by Standard Management with funds generated through debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, Standard Management believes that it could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

   Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 2001.
As of June 30, 2001, Standard Life had statutory capital and surplus for regulatory purposes of $43.7 million. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $86.5 million for the six months ended June 30, 2001 and $95.4 million for 2000. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

   International Operations. The amount of dividends that may be paid by Standard Management International without regulatory approval is limited to its accumulated earnings. Standard
Management does not anticipate receiving dividends from Standard
Management International in 2001.

   Subsequent Event. On August 9, 2001, SMAN Capital Trust I (the "Trust"), a wholly-owned subsidiary of Standard Management, completed a public offering of $20.7 million of its 10.25% preferred securities. The Trust used the proceeds of this offering to purchase Standard Management's 10.25% junior subordinated debentures. Net proceeds from the sale of the debentures of approximately $19.3 million were used to redeem all $6.5 million of our Series A preferred stock and repay $7.3 million of our notes payable. The remaining proceeds will be used for general corporate purposes. The Trust's preferred securities are traded on the Nasdaq National Market under the symbol "SMANP".

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

  Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations as included in our Annual Report in Form 10-K, as amended, for the year ended December 31, 2000. There have been no material changes in 2001 to these risks or the management of such risks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  At SMC's Annual Meeting of Stockholders held on June 19, 2001 the following individuals were elected to the Board of Directors:

                                 Shares For      Shares Withheld

John J. Dillon                    5,482,041        149,687
Ronald D. Hunter                  5,341,218        290,510
Edward T. Stahl                   5,385,216        246,512


                     PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits

            None.


(b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission in the second quarter of 2001.

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 13, 2001


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