Form 10-Q
period 2001-09-30
STANDARD MANAGEMENT CORP
filed 2001-11-13
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[*]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED September 30, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [*] No [ ]

As of October 31, 2001 the Registrant had 7,545,156 of Common
Stock outstanding.






                     STANDARD MANAGEMENT CORPORATION

                                  INDEX


Page Number

Part I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets --
          September 30, 2001 (Unaudited) and December 31, 2000
          (Audited)                                              3

          Consolidated Statements of Income --
          For the Three and Nine Months Ended September 30, 2001
          and 2000 (Unaudited)                                   4

          Consolidated Statements of Shareholders' Equity --
          For the Nine Months Ended September 30, 2001 and 2000
          (Unaudited)                                            5

          Consolidated Statements of Cash Flows --
          For the Nine Months Ended September 30, 2001 and 2000
          (Unaudited)                                            6

          Notes to Consolidated Financial Statements (Unaudited)

                                                             7 - 9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations              10 - 24

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk                                                  24

Part II.  OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K                      25

          SIGNATURES                                            25







                              PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                          September 30 December 31
                                               2001       2000
                                           (Unaudited)  (Audited)
                ASSETS
Investments:
 Securities available for sale:
  Fixed maturity securities, at fair value
   (amortized cost: $866,856 in 2001 and
   $742,597 in 2000)                        $  870,238   $718,912
  Equity securities, at fair value
   (cost: $532 in 2001 and $538 in 2000)           400        362
 Mortgage loans                                  5,580      4,778
 Policy loans                                   12,919     14,280
 Real estate                                    13,123      8,847
 Other invested assets                             776        776
 Short-term investments                         20,477     12,489
   Total investments                           923,513    760,444
Cash                                            11,121      1,840
Accrued investment income                       13,631     12,298
Amounts due and recoverable from reinsurers     40,845     43,158
Deferred policy acquisition costs              107,635     91,855
Present value of future profits                 20,839     26,343
Goodwill                                         5,208      5,430
Other assets                                    11,517      8,650
Assets held in separate accounts               427,823    520,439

   Total assets                             $1,562,132 $1,470,457

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

 Insurance policy liabilities               $  997,639 $  837,345
 Accounts payable and accrued expenses           7,342      7,347
 Notes payable                                  20,000     31,500
Deferred federal income taxes                   10,852      4,397
Liabilities related to separate accounts       427,823    520,439
   Total liabilities                         1,463,656  1,401,028


Company-obligated trust preferred securities    20,700         --

Series A convertible redeemable preferred
  stock, par value $100 per share;
 Authorized 130,000;  65,300 shares redeemed
  in 2001, 65,300 issued and outstanding in 2000    --      6,530

Shareholders' Equity:
 Preferred stock, no par value:
  Authorized 870,000 shares; none issued
   and outstanding                                  --         --
 Common stock and additional paid in capital,
  no par value:
  Authorized 20,000,000 shares; issued 9,038,134
   in 2001 and 2000                             63,109     63,019
 Treasury stock, at cost, 1,492,978 shares
  in 2001 and 2000                              (7,589)    (7,589)
 Accumulated other comprehensive loss           (1,179)   (12,008)
 Retained earnings                              23,435     19,477
   Total shareholders' equity                   77,776     62,899
   Total liabilities and
    shareholders' equity                    $1,562,132 $1,470,457

    See accompanying notes to consolidated financial statements.



           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
       (Unaudited, Dollars in Thousands, Except Per Share Amounts)

                         Three Months Ended      Nine Months Ended
                             September 30           September 30
                          2001        2000       2001       2000
Revenues:
 Premium income         $ 2,563    $ 2,725     $ 7,772    $ 8,127
 Net investment income   15,115     13,019      43,023     37,390
 Call option losses      (3,257)    (1,933)     (6,394)    (4,293)
 Net realized investment
  Losses                 (3,720)      (272)     (3,775)    (2,427)
Policy income             1,810      2,107       5,785      6,120
Separate account fees     2,474      1,486       6,728      3,965
Fee and other income      2,096      1,294       5,556      4,104
   Total revenues        17,081     18,426      58,695     52,986

Benefits and expenses:
 Benefits and claims      1,737      3,971       5,582     11,202
 Interest credited to
  interest-sensitive
  annuities and
  other financial
  products                7,462     5,637      20,315      16,843
 Amortization               403     2,289       6,536       6,508
 Commission expenses      2,522     1,206       6,911       2,009
 Other operating expenses 3,789     2,324      11,716       8,768
 Interest expense and
  financing costs           883       866       2,443       2,554
   Total benefits and
    expenses             16,796    16,293      53,503      47,884

Income before federal
 income taxes and preferred
 stock dividends            285     2,133       5,192       5,102
Federal income tax
 expense (benefit)          (56)      376         916         972

Net income                  341     1,757       4,276       4,130

Preferred stock dividends   (65)     (127)       (318)       (380)
Earnings available to
 common shareholders     $  276   $ 1,630     $ 3,958     $ 3,750

Earnings per share - basic:
 Net income              $  .05   $   .23     $   .57     $   .53
 Preferred stock dividends (.01)     (.02)       (.04)       (.05)
 Earnings available to
  common shareholders    $  .04   $   .21     $   .53     $   .48

Earnings per share - diluted:
 Net income              $  .04   $   .20     $   .52     $   .51
 Preferred stock dividends   --        --          --        (.04)
 Earnings available to
  common shareholders    $  .04   $   .20     $   .52     $   .47

	See accompanying notes to consolidated financial statements.





              STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Unaudited, Dollars in Thousands)

                         Common
                        stock and            Accumulated
                        additional              other
                         paid-in   Treasury comprehensive Retained
                   Total  capital   stock       income    earnings

Balance at
January 1, 2000  $53,360 $62,152  $(6,802)  $  (16,706)  $ 14,716

Comprehensive
income:
 Net income        4,130                                    4,130
 Other comprehensive
  income:
  Change in
   unrealized gain
   on securities,
   net taxes of
   $801            1,503                         1,503
  Change in foreign
   currency
   translation    (1,117)                       (1,117)
    Other
     comprehensive
     income          386

     Comprehensive
      income       4,516

 Issuance of common
  stock warrants     286     286
 Treasury stock
  acquired          (395)             (395)
 Preferred stock
  Dividends         (380)                                    (380)
Balance at
 September 30,
 2000            $57,387 $62,438  $ (7,197) $   (16,320) $ 18,466

Balance at
 January 1, 2001 $62,899 $63,019  $ (7,589) $   (12,008) $ 19,477




Comprehensive
income:
 Net income        4,276                                    4,276
 Other
  comprehensive
  income:
  Change in
   unrealized gain
   on securities,
   net taxes of
   $5,632         11,067                         11,067
  Change in foreign
   currency
   translation      (238)                          (238)
   Other
    comprehensive
    income        10,829

   Comprehensive
    income        15,105

  Issuance of
   Common stock
   warrants           90      90
  Preferred stock
   dividends        (318)                                    (318)
Balance at
 September 30,
 2001            $77,776 $63,109  $ (7,589) $   (1,179)   $23,435

      See accompanying notes to consolidated financial statements.






               STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited, Dollars in Thousands)

                                               Nine Months Ended
                                                  September 30
                                                2001        2000

Operating Activities
Net income                                    $   4,276 $   4,130
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Amortization of deferred acquisition costs      4,703     4,277
  Deferred acquisition costs                    (27,026)  (25,808)
  Deferred federal income taxes                     896       267
  Depreciation and amortization                   2,409     2,769
  Insurance policy liabilities                   13,824    15,777
  Net realized investment losses                  3,775     2,427
  Accrued investment income                      (1,333)     (149)
  Other                                              82    (1,421)
   Net cash provided by operating activities      1,606     2,269

Investing Activities
 Fixed maturity securities available for sale:
  Purchases                                    (393,792) (189,553)
  Sales                                         200,543   113,125
  Maturities, calls and redemptions              61,979    10,238
 Short-term investments, net                     (7,989)   (1,473)
 Other investments, net                          (2,907)   (4,963)
   Net cash used by investing activities       (142,166)  (72,626)

Financing Activities

Net proceeds from issuance of trust
 preferred securities                            19,318        --
Payments on notes payable                       (11,500)   (3,700)
Redemption of preferred stock                    (6,530)       --
Premiums received on interest-sensitive annuities
 and other financial products credited
 to policyholder account balances, net of
 premiums ceded                                 225,850   143,451
Return of policyholder account balances
 on interest-sensitive annuities and other
 financial products                             (77,069)  (69,785)
Purchase of treasury stock                           --      (395)
Issuance of common stock and warrants                90       286
Dividends on preferred stock                       (318)     (380)
   Net cash provided by financing activities    149,841    69,477

Net increase (decrease) in cash                   9,281      (880)

Cash at beginning of period                       1,840     3,659
Cash at end of period                         $  11,121 $   2,779


      See accompanying notes to consolidated financial statements.

Note 1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year. This is particularly true in the life insurance industry, where paid life insurance claims or mortality results in interim periods can vary substantially from such results over a longer period and the impact of FASB No. 133 can produce unfavorable or favorable results. In our opinion, the information contained in this report reflects all adjustments, of a normal recurring nature, necessary to fairly present the results of operations for the interim periods. Certain amounts from prior periods have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on previously reported shareholders' equity or net income during the periods presented.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB No. 133"). FASB No. 133 requires companies to record derivatives on the balance sheet as assets and or liabilities measured at fair value. We adopted FASB No. 133 on January 1, 2001. The adoption of FASB No. 133 resulted in increased volatility of certain income and expense
items.   Also refer to "Management's Discussion and Analysis of
Financial Condition and Results of Operations" in Item 2.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. The Company has not completed the analysis of the impact of the Statement and will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

Note 2 - Trust Preferred Securities

On August 9, 2001, SMAN Capital Trust I (the "Trust"), a wholly-owned subsidiary of Standard Management, completed a public offering of $20.7 million of its 10.25% preferred securities which mature on August 9, 2031, at $10 per preferred security. The Trust used the proceeds of this offering to purchase Standard Management's 10.25% junior subordinated debentures. Net proceeds from the sale of the debentures of approximately $19.3 million were used to redeem our Series A preferred stock of $6.5 million and repay $7.3 million of our notes payable (Refer to Note 3).
The remaining proceeds will be used for general corporate purposes.

The terms of the preferred securities parallel the terms of the debentures which are the sole assets of the Trust. The preferred securities may be redeemed at any time on or after August 9, 2006 at a redemption price of $10 plus accumulated and unpaid
distributions.   If the Trust redeems the preferred securities or
is liquidated and the debentures are not redeemed, debentures will be distributed to the holders of the preferred securities rather than cash. Standard Management guarantees the payments on these securities to the extent that the Trust has available funds.

The Trust's preferred securities are traded on the NASDAQ National Market under the symbol "SMANP".






Note 3 -- Notes Payable

Notes payable of the Company are as follows (in thousands):

                               Interest  September 30  December 31
                                 Rate       2001           2000

Borrowings under revolving
 credit agreements             7.28% (1)   $9,000        $20,500
Senior subordinated convertible
 notes                        10.00%       11,000         11,000
                                          $20,000        $31,500

(1)  Current weighted average rate at September 30, 2001.

We made a scheduled principal payment of $3.2 million on the borrowings under revolving credit agreements in March 2001. We also made unscheduled principal payments of $8.3 million on borrowings under revolving credit agreements, including $7.3 million from the proceeds of our trust preferred securities offering during the third quarter of 2001. The next scheduled payment of $1.5 million is due March 2002.


Note 4 -- Net Unrealized Gain (Loss) on Securities Available for
Sale

The balance sheet caption "Accumulated other comprehensive loss" in shareholders' equity includes net unrealized gain (loss) on securities available for sale which is summarized as follows (in thousands):


                                          September 30 December 31
                                              2001         2000
Fair value of securities
 available for sale    			       $   870,638  $  719,274
Amortized cost of securities
 available for sale                           867,388     743,135
Gross unrealized gain (loss) on securities
 available for sale                             3,250     (23,861)
Adjustments for:
 Deferred policy acquisition costs               (702)      5,852
 Present value of future profits                 (466)      3,389
 Deferred federal income tax asset
  (liability)                                    (655)      4,977
  Net unrealized gain (loss) on
  securities available for sale           $     1,427  $   (9,643)





Note 5-- Earnings Per Share

A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

                             Three Months Ended  Nine Months Ended
                                September  30       September 30
                              2001       2000     2001        2000
Income:

Net income                 $    341 $    1,757 $   4,276 $   4,130
Preferred stock dividends       (65)      (127)     (318)    (380)
Income available to
 common shareholders for
 basic earnings per share       276      1,630     3,958     3,750

Effect of dilutive securities:
 Interest on subordinated
 convertible debt                --        250        --       750
 Preferred stock dividends       --        126       253        --

Income available to common
 shareholders for diluted
 earnings per share       $     276  $   2,006 $   4,211 $   4,500

Shares:
Weighted average shares
 outstanding for basic
 earnings per share       7,545,156  7,763,906 7,545,156 7,778,073

Effect of dilutive securities:
 Stock options              166,180         --    81,676     8,108
 Stock warrants             218,065         --   133,802       657
 Subordinated convertible
  debt                           --  1,740,038        -- 1,740,038
 Preferred stock                 --    768,236   512,157        --

 Dilutive potential
  common shares             384,245  2,508,274   727,635 1,748,803

Weighted average shares
 outstanding for diluted
 earnings per share       7,929,401 10,272,180 8,272,791 9,526,876






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K, as amended, for the year ended December 31, 2000 should be read in conjunction with both sets of consolidated financial statements. We generally measure our financial performance by comparing operating income (net income before net realized investment gains and losses, net of related costs and amortization) which is not considered a GAAP measure of performance.

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000:

The following tables and narratives summarize the results of operations by operating segment:

                          Three Months Ended  Nine Months Ended
                              September 30      September 30
                          2001          2000  2001       2000
                                   (Dollars in thousands)

Domestic operations         $1,397  $1,708     $4,753  $4,824
International operations       937     696      2,545   1,605

Consolidated operating
 income before income taxes  2,334   2,404      7,298   6,429
Applicable income taxes
 related to operating income   349     427      1,230   1,301

 Consolidated operating income
  after taxes                1,985   1,977      6,068   5,128

Consolidated realized
 investment losses before
 income taxes                2,050     272      2,105   1,327
Applicable income tax benefits
 related to realized
 investment  losses            406      52        313     329
   Consolidated realized
    investment losses
    after tax benefits       1,644     220      1,792     998

   Net income               $  341  $1,757     $4,276  $4,130

Consolidated Results and Analysis


Quarterly analysis:

* Our net income for the three month period ended September 30, 2001 was $.3 million, or 4 cents per diluted share compared to $1.8 million or 20 cents per diluted share for the three month period ending September 30, 2000.

* Third quarter 2001 net income was unfavorably impacted by 1) increased net realized investment losses of $1.4 million or 19 cents per diluted share which primarily related to fixed maturity securities that had a decline in fair value that was considered other than temporary and losses resulting from an investment in an internet based business, and 2) $.3 million as a result of FASB No. 133. The net impact of FASB No. 133 creates favorable or unfavorable results depending on fluctuations in interest rates during the period. In addition, results were impacted by increased expense of $.2 million from the trust preferred offering.

* Third quarter 2001 net income was favorably impacted by 1) separate account margin (separate account fees less related amortization) of $1.6 million compared to $1.2 million and 2) mortality experience of $1.0 million compared to $1.3 million.

* Our operating income was $2.0 million for each of the three month periods ending September 30, 2001 and 2000.

Year-to-date analysis:

* Our net income for the nine month period ended September 30, 2001 was $4.3 million or 52 cents per diluted share compared to $4.1 million or 51 cents per diluted share for the nine month period ending September 30, 2000.

* Net income for the nine month period ending September 30, 2001 was unfavorably impacted by increased net realized investment losses of $.8 million or 10 cents per diluted share. These losses are primarily those discussed in the quarterly analyses on the previous page.

* Net income for the nine month period ending September 30, 2000 was favorably impacted by 1) separate account margin (separate account fees less related amortization) of $4.7 million compared to $3.0 million, 2) persistency of $1.6 million compared to $2.0 million and 3) mortality experience of $4.4 million compared to $5.0 million.

* Our operating income was $6.1 million for the nine month period ending September 30, 2001, an increase of 18% over the comparable
2000 period.

Operating income represents net income before net realized losses, net of related costs and amortization and should be reviewed in conjunction with net income and cash flow information included elsewhere in this report.



Domestic Operations:

                            Three Months Ended   Nine Months Ended
                                September 30       September 30
                             2001         2000    2001       2000
                                     (Dollars in thousands)

Premiums and deposits collected:

 Traditional life          $  2,538  $   2,713 $   7,626  $ 8,098
 Flexible premium
  deferred annuities         49,022     22,737   118,787   68,085
 Single premium immediate
  annuities and other
  deposits                   23,909     10,183    57,540   18,162
 Equity-indexed annuities    16,034     18,554    49,055   56,481
 Universal and interest-
  sensitive life                152        101       468      723

 Subtotal - interest-
  sensitive and other
  financial products         89,117     51,575   225,850  143,451

   Total premiums and
    deposits collected     $ 91,655    $ 54,288 $ 233,476 $151,549

Premium income             $ 2,538    $  2,713 $   7,626 $  8,098
Policy income                1,810       2,107     5,785    6,120
   Total policy
    related income           4,348       4,820    13,411   14,218

Net investment income       14,977      12,912    42,605   37,037
Call option losses          (3,257)     (1,933)   (6,394)  (4,293)
Fee and other income         2,096       1,294     5,556    4,104

  Total revenues (a)        18,164      17,093    55,178   51,066

Benefits and claims          1,727       3,946     5,640   11,229
Interest credited to
 interest-sensitive annuities
 and other financial
 products                    7,462       5,637    20,315   16,843
Amortization                 1,219       1,986     6,188    6,593
Commission expenses          2,547         485     6,865    1,274
Other operating expenses     2,929       2,465     8,974    7,749
Interest expense and
 financing costs               883         866     2,443    2,554

  Total benefits and
   expenses                 16,767      15,385    50,425   46,242

  Operating income before
   income taxes              1,397       1,708     4,753    4,824

Net realized investment
 losses                      2,050         272     2,105    1,327

  Income (loss) before
   income taxes           $   (653)   $  1,436   $ 2,648  $ 3,497

a) Revenues exclude net realized investment losses, net of related amortization.

General: The domestic operations segment consists of revenues earned and expenses incurred from United States operations. Our products include flexible premium deferred annuities, single premium immediate annuities, equity-indexed annuities, universal life products and traditional life products.

The profitability of this segment is primarily a function of its net spread revenue (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of the in-force business, mortality experience and management of operating expenses.

The following discussion highlights the material factors affecting the revenue and expense components of the income statement for domestic operations. The quarterly analysis discussion compares financial data in the three month periods ending September 30, 2001 and 2000, respectively. The year-to-date analysis compares financial data in the nine month periods ending September 30, 2001 and 2000, respectively.

Premium deposits consist of our flexible premium deferred annuities, single premium immediate annuities, equity-indexed annuities, interest sensitive annuities and other financial products that do not incorporate significant mortality features. For GAAP, these premium deposits are not shown as premium income in the income statement. Furthermore, a change in premium deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in premiums may affect the growth rate of total assets on which investment spreads are earned.

Quarterly analysis:

* Premium deposits for the three month period ending September 30, 2001 increased $37.5 million or 73%, to $89.1 million compared to the three month period ending September 30, 2000. Flexible premium deferred annuities increased $26.3 million or 116% to $49.0 million. Single premium immediate annuities and other deposits increased $13.7 million or 135%, to $23.9 million.

Year-to-date analysis:

* Premium deposits for the nine month period ending September 30, 2001 increased $82.4 million or 57%, to $225.9 million, compared to the nine month period ending September 30, 2000. Flexible premium deferred annuities increased $50.7 million or 74%, to $118.8 million. Single premium immediate annuities and other deposits increased $39.4 million or 217%, to $57.5 million.


Premium deposit increases in the quarterly and year-to-date periods are due to 1) an expanded geographical presence, 2) favorable agent retention, 3) enhanced presence in the single premium immediate annuity market and 4) the development of an interactive agent website.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporates significant mortality features.

Quarterly analysis:

* Premium income for the three month period ending September 30, 2001 decreased by $.2 million or 6%, to $2.5 million compared to the same three month period ending September 30, 2000.

Year-to-date analysis:

* Premium income for the nine month period ending September 30, 2001 decreased by $.5 million or 6%, to $7.6 million compared to the same period in 2000.


The decrease for the quarterly and year-to-date periods is due to a decline in traditional life renewal premiums from our purchased blocks of business. In addition, effective August 2001 the Company has suspended the active marketing of life products indefinitely, but continues to manage its inforce business.

Policy income represents 1) mortality charges and administrative fees earned on universal life products and 2) surrender income earned as a result of terminated universal life and annuity policies.

Quarterly analysis:

* Policy income for the quarter ending September 30, 2001 was $1.8 million, a decrease of $.3 million compared to the same quarter ending September 30, 2000. This decline is primarily due to the decline in gross surrenders of $5.9 million or 26%, to $16.9 million.

Year-to-date analysis:

* Policy income for the nine month period ending September 30, 2001 decreased $.3 million to $5.8 million compared to the nine month period ending September 30, 2000. This decrease is primarily due to the decline in gross surrenders of $4.7 million or 8%, to $56.1 million.

Net investment income includes interest earned on invested assets and fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

Quarterly analysis:

* Net investment income for the three month period ending September 30, 2001 increased by $2.1 million or 16%, to $15.0 million compared to the same period ending September 30, 2000.
Net investment income increased as a result of a $147.0 million or 20% increase in the book value of the weighted average invested assets for the third quarter period. Premium deposits of $89.1 million for the quarter contributed to the increase in the weighted average invested assets.

* The net investment yield earned on average invested assets was 7.15% and 7.31% for the three month period ending September 30, 2001 and 2000, respectively.




Year-to-date analysis:

* Net investment income for the nine month period ended September 30, 2001 increased by $5.6 million or 15%, to $42.6 million compared to the same period ending September 30, 2000. Net investment income increased as a result of a $122.3 million or 17% increase in the book value of the weighted average invested assets for the period. Premium deposits of $225.9 million are the primary factor contributing to increased weighted invested assets for the period.

* The net investment yield earned on average invested assets was 7.16% and 7.23% for the nine month period ending September 30, 2001 and 2000, respectively.

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

Quarterly analysis:

* Call option losses for the third quarter ending September 30, 2001 increased by $1.3 million to $3.3 million compared to the third quarter ending September 30, 2000.

Year-to-date analysis:

*  Call option losses for the nine month period ending September
30, 2001 increased by $2.1 million to $6.4 million compared to the same period ending September 30, 2000.

The increase for the quarterly and year-to-date periods was due to the impact from changes in the market value of our call options as a result of the decline in the S&P 500 Index and purchasing additional options to support increased equity-indexed liabilities.

Fee and other income consists of fee income related to servicing blocks of business for unaffiliated companies, experience refunds and unaffiliated commission income.

Quarterly analysis:

* Fee income for the quarter ending September 30, 2001 was $2.1 million, an increase of $.8 million when compared to the same quarter ending September 30, 2000. Fee income includes $1.6 million of unaffiliated commission income from Savers Marketing, an increase of $.5 million compared to the same time period for 2000. In addition, we received $.3 million during the third quarter of 2001 as a result of favorable experience from our reinsured business.

Year-to-date analysis:

* For the nine month period ending September 30, 2001 fee and other income increased $1.5 million or 35%, to $5.6 million compared to the nine month period ending September 30, 2000 and includes unaffiliated commission income from Savers Marketing of $4.9 million, an increase of $1.2 million.

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

Quarterly analysis:

* Benefits and claims decreased $2.2 million or 56%, to $1.7 million for the three month period ending September 30, 2001 when compared to the same period ending September 30, 2000. This decrease includes the impact from single premium immediate annuity reserves of $2.0 million, which are offset by a comparable increase in commission expenses and premium tax. During the third quarter of 2001 we also experienced favorable mortality of $.3 million.

Year-to-date analysis:

* Benefits and claims for the nine month period ended September 30, 2001 decreased $5.6 million to $5.6 million, a decrease of 50% compared to the same period for 2000. This decrease includes the impact from single premium immediate annuity reserves of $5.5 million, which are offset by a comparable increase in commission expenses and premium tax. In addition, we experienced favorable mortality of $.6 million compared to the period ending September 30, 2000.

See also "Commission expenses" and "Other operating expenses" for additional information regarding the impact of our single premium immediate annuities.

Interest credited to interest sensitive annuities and other financial products represents interest credited to insurance liabilities of the flexible premium deferred annuities, single premium immediate annuities, equity-indexed annuities, interest sensitive and other financial products. This expense fluctuates with changes in 1) the average interest-sensitive insurance liabilities, 2) the average credited rate on those liabilities, 3) interest earned on invested assets supporting equity-indexed products, 4) the market value fluctuations of call options and 5) the impact of FASB No. 133, which is partially offset by amortization.

Quarterly analysis:

* During the three months ending September 30, 2001, interest credited increased $1.8 million or 32% to $7.5 million and includes additional interest credited of approximately $1.6 million due to a $163.9 million or 24% increase in average interest sensitive liabilities and $1.5 million from the impact of FASB No. 133. Also, interest credited includes a decrease of $1.3 million from the decline in the market value of call options.

* The weighted average credited rates for the three month period ending September 30, 2001 and 2000 were 5.02% and 4.98%, respectively.

Year-to-date analysis:

* During the first nine months ending September 30, 2001, interest credited increased $3.5 million to $20.3 million, an increase of 21% compared to the same period for 2000. This increase includes additional interest credited of approximately $4.5 million due to a $137.4 million or 21% increase in average interest sensitive liabilities and $1.0 million from the impact of FASB No. 133. Also, interest credited includes a decrease of $2.1 million from the decline in the market value of call options.

* The weighted average credited rates for the first nine month period ending September 30, 2001 and 2000, were 5.02% and 4.90%, respectively.

The increase in the weighted average crediting rates for the three and nine month periods ending September 30, 2001 is primarily due to the increased volume of new business which tends to have higher crediting rates than renewal business. Sales of interest sensitive products increased 73% and 57% for the three and nine month periods ending September 30, 2001, respectively, compared to the same periods for 2000.

Amortization includes 1) amortization related to the present value of policies purchased from acquired insurance business, 2) amortization of deferred acquisition costs related to capitalized costs of our insurance business sold, 3) amortization of goodwill and organizational costs and 4) the impact of FASB No. 133.

Quarterly analysis:

* During the quarter ending September 30, 2001 amortization decreased $.8 million to $1.2 million, a decrease of 39% compared to the same quarter ending September 30, 2000 which includes decreased amortization of $1.1 million as a result of FASB No. 133, $.3 million from the effects of lower surrender income and $.1 million from persistency. These factors are partially offset by $.7 million of amortization related to policies issued in the prior year.

Year-to-date analysis:

* During the nine month period ending September 30, 2001 amortization decreased $.4 million compared to the nine month period ending September 30, 2000 which includes decreased amortization of $.9 million as a result of FASB No. 133, $.4 million from persistency and $.3 million from the effects of lower surrender income. These factors were partially offset by approximately $1.3 million of amortization for the period related to policies issued in the prior year.

Commission expenses represent commission expenses, net of deferrable amounts.

Quarterly analysis:

* Commission expenses increased $2.1 million to $2.5 million for the three month period ending September 30, 2001 compared to the same period ending September 30, 2000 primarily due to increased single premium immediate annuity sales of $13.7 million.




Year-to-date analysis:

* During the nine month period ending September 30, 2001 commission expenses increased $5.6 million to $6.6 million primarily due to increased single premium immediate annuity sales of $39.4 million in the first nine months of 2001.

Benefits and claims have been offset by increased commission expenses related to these sales for the three month and nine month periods ending September 30, 2001 and 2000, respectively.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

Quarterly analysis:

* During the third quarter ending September 30, 2001 other operating expenses increased $.4 million or 19%, to $2.9 million compared to the third quarter ending September 30, 2000. This increase was primarily due to additional premium tax of $.3 million due to increased sales of single premium immediate annuities.

Year-to-date analysis:

* Other operating expenses for the first nine months of 2001 increased $1.2 million to $9.0 million, an increase of 16% compared to the same period of 2000. The increase is primarily due to $.9 million of additional premium tax expense due to increased sales of single premium immediate annuities.

Benefits and claims have been offset by increased premium taxes related to these sales for the three month and nine month periods ending September 30, 2001 and 2000, respectively.

Interest expense and financing costs represents interest expense incurred and the amortization of related debt issuance costs.

Quarterly analysis:

* Interest expense and financing costs remained constant at $.9 million for both periods ending September 30, 2001 and 2000, respectively.

Average borrowings increased $3.3 million in the 2001 period primarily due to the trust preferred offering. The weighted average interest rate for the 2001 period was 10.25% compared to 11.12% for the 2000 period.




Year-to-date analysis:

* Interest expense and financing costs for the nine month period ending September 30, 2001 decreased $.1 million to $2.4 million compared to the same period for 2000. Average borrowings declined $1.1 million in the 2001 period. The weighted average interest rate for the 2001 period was 10.54% compared to 10.67% for the 2000 period.

Net realized investment losses, net of related amortization
fluctuate from period to period and generally arise when
securities are sold in response to changes in the investment
environment.   Realized investment losses can affect the timing of
the amortization of deferred acquisition costs and the amortization of the present value of future profits.


Quarterly analysis:

* Net realized investment losses, net of related costs and amortization for the third quarter ending September 30, 2001 were $2.1 million, which was reduced by $1.6 million of deferred acquisition cost amortization.

Year-to-date analysis:

* Net realized investment losses, net of related costs and amortization were $2.1 million and $1.3 million for the nine month period ending September 30, 2001 and 2000, respectively. These amounts were reduced by $1.6 million and $1.1 million of deferred acquisition cost amortization for the September 30, 2001 and 2000, respectively.

Net realized losses for the three month periods ending September 30, 2001 and 2000, respectively , and the nine month periods ending September 30, 2001 and 2000, respectively, primarily relate to fixed maturity securities that have a decline in fair value considered other than temporary. In addition, losses for the 2001 periods included the write-off of an investment in an internet based business. The Company maintains a high quality investment portfolio with 96% of its fixed maturities being classified as investment grade securities at September 30, 2001.




International Operations:

                          Three Months Ended Nine Months Ended
                              September 30      September 30
                           2001         2000  2001        2000
                                    (Dollars in thousands)

Premiums and deposits collected:

 Traditional life        $    25    $    12  $   146    $      29
 Separate account
  deposits                 8,047     37,051   61,888      129,284

   Total premiums and
    deposits collected   $ 8,072    $37,063  $62,034    $ 129,313

Premium income           $    25    $    12  $   146    $      29
Net investment income        138        107      418          353
Separate account fees      2,474      1,486    6,728        3,965

   Total revenues          2,637      1,605    7,292        4,347

Benefits and claims            9         25      (59)         (27)
Amortization                 853        303    2,017        1,015
Commission expenses          (25)       (68)      46            9
Other operating expenses     863        649    2,743        1,745

   Total benefits and
    expenses               1,700        909    4,747        2,742

   Income before
    income taxes         $   937    $   696  $ 2,545    $   1,605

General: International operations include revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on deposits from unit-linked assurance products. The profitability of this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and management of operating expenses.

The following discussion highlights the material factors affecting the revenue and expense components of the income statement for international operations. The quarterly analysis discussion compares financial data in the three month periods ending September 30, 2001 and 2000, respectively. The year-to-date analysis compares financial data in the nine month periods ending September 30, 2001 and 2000, respectively.

Net investment income represents income earned on corporate assets such as cash and short-term investments. Standard Management International is required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

Quarterly analysis:

* Net investment income was $.1 million for each of the three month periods ending September 30, 2001 and 2000, respectively.
Corporate assets averaged $12.5 million and $10.3 million for the third quarter of 2001 and 2000, respectively.

* The net investment yields earned on average invested assets were 4.41% and 4.17% for the third quarter ending September 30, 2001 and 2000, respectively.

Year-to-date analysis:

* Net investment income was $.4 million for each of the nine month periods ending September 30, 2001 and 2000, respectively. Corporate assets averaged $13.1 million and $10.7 million for the nine months ending September 30, 2001 and 2000, respectively.

* The net investment yields earned on average invested assets were 4.27% and 4.37% for the nine months ending September 30, 2001 and 2000, respectively.

Fees from separate accounts represent the net fees earned on the various unit-linked products sold. The fees fluctuate in relationship to total separate account assets and the fees earned on those assets. Fees include initial set up fees on certain products and annual recurring fees on almost all products.

Quarterly analysis:

* Fees from separate accounts for the three month period ending September 30, 2001 increased $1.0 million or 66%, to $2.5 million
compared to the same period ending September 30, 2000.   Fees
were favorably impacted by $.5 million due to changes in the value of foreign currencies relative to the U.S. dollar. Excluding the impact of foreign currencies, fees increased $.5 million or 33% to $2.0 million. Average separate account assets decreased $81.2 million, to $437.8 million in the third quarter 2001 compared to the 2000 period. Separate account deposits for the same period ending September 30, 2001 were $8.1 million compared to $37.1 million for the three month period ending September 30, 2000 due primarily to the volatility in the worldwide equity markets in recent months.

Year-to-date analysis:

* Fees from separate accounts in the first nine months of 2001 increased $2.8 million or 70%, to $6.7 million compared to the same period for 2000. Actual separate account assets for the first nine months of 2001 decreased $101.8 million or 19%, to $428.0 million. Fees were favorably impacted by $.5 million due to changes in the value of foreign currencies relative to the U.S. dollar. Excluding the impact of foreign currencies, fees increased $2.3 million or 63%, to $6.2 million. Average separate account assets decreased $6.3 million, to $473.0 million for the nine month period ending September 30, 2001 compared to the 2000 period. Separate account deposits for the first nine months of 2001 were $61.9 million compared to $129.3 million for the comparable 2000 period reflecting the unfavorable impact of volatile worldwide equity markets.

Fees increased despite the decline in separate account assets due to 1)a higher percentage of sales from our non-deferrable premium fee products and 2) the effect of separate account policyholders that pay fixed fees which do not change as a result of market value fluctuations.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business.

Quarterly analysis:

* Amortization for the quarter ending September 30, 2001 increased $.5 million to $.9 million compared to the same
quarter ending September 30, 2000.   This increase is related to
the unfavorable impact of $.5 million from changes in the value of foreign currencies relative to the U.S. dollar.

Year-to-date analysis:

* Amortization for the nine month period ending September 30, 2001 increased $1.0 million to $2.0 million compared to the nine month period ending September 30, 2000. This increase is primarily related to the unfavorable impact of $.5 million from changes in the value of foreign currencies relative to the U.S. dollar.

Commission expenses represent commission expenses, net of deferrable amounts.

Quarterly analysis:

* Commission expenses for the three month period ending September 30, 2001 were less than $.1 million.

Year-to-date analysis:

* Commission expenses were less than $.1 million for the nine month period ending September 30, 2001 and September 30, 2000, respectively.

Other operating expenses consist of general operating expenses, including salaries, net of deferred amounts.

Quarterly analysis:

* Other operating expenses for the quarter ending September 30, 2001 increased $.2 million to $.9 million compared to the same quarter for 2000 primarily as a result of increased management fees paid to Standard Management.

Year-to-date analysis:

* Other operating expenses for the nine month period ending September 30, 2001 increased $1.0 million to $2.7 million when compared to the nine month period ending September 30, 2000. This increase relates primarily to increased 1) management fees paid to Standard Management and 2) professional fees.

Foreign currency translation.   Comparisons between the periods
ending September 30, 2001 and September 30, 2000 are impacted by the strengthening and weakening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg franc. The impact of these translations has been quantified on fees from separate accounts and amortization.


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

General: On a consolidated basis Standard Management reported net cash provided by operations of $1.6 million for the nine month period ending September 30, 2001. Although deposits received on Standard Management's interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, these funds are available for use by Standard Management. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in cash flow of $150.4 million for the nine month period ending September 30, 2001. Cash generated on a consolidated basis is available to Standard Management only to the extent that it is generated at the Standard Management level or is available through dividends, interest, management fees or other payments from subsidiaries.

In 1993, Standard Management instituted a program to repurchase its common stock. At September 30, 2001 Standard Management can repurchase 724,790 shares of Standard Management common stock remaining under this program.


At October 31, 2001, Standard Management had "parent company only" cash and short-term investments of $5.8 million. These funds are available to Standard Management for general corporate purposes. Standard Management's "parent company only" operating expenses, not including interest expense, were $4.5 million and $4.8 million for 2000 and 1999, respectively.

We anticipate that available cash from our existing working capital, plus anticipated 2001 dividends, management fees, rental income and interest payments on our surplus debentures receivable will be more than adequate to meet our anticipated parent company cash requirements for 2001.

Notes Payable Interest:

The following are characteristics of our amended credit agreement at September 30, 2001:

*  outstanding balance of  $9.0 million;

*  weighted average interest rate of 7.28%;

* principal payments: $1.5 million due March 2002 and $2.5 million due annually thereafter through March 2005;

* subject to certain restrictions and financial and other covenants;

* interest payments required in 2001 based on current balances will be $1.2 million.


The following are characteristics of our subordinated debt agreement at September 30, 2001:


*  outstanding balance of $11.0 million;

*  interest rate is greater of 1) 10% per annum or 2) six-month
   London Inter-Bank Offered Rate ("LIBOR") plus 1.5%;

*  due October 2007;

* interest payments required in 2001 based on current balances will be $1.1 million.


Trust Preferred Securities: On August 9, 2001, the Trust completed a public offering of $20.7 million of its 10.25% preferred securities. The Trust used the proceeds of this offering to purchase Standard Management's 10.25% junior subordinated debentures. Net proceeds from the sale of the debentures of approximately $19.3 million were used to redeem our Series A preferred stock of $6.5 million and repay $7.3 million of our notes payable. The remaining proceeds will be used for general corporate purposes.

The following are characteristics of our trust preferred securities agreement at September 30, 2001:

*  outstanding balance of $20.7 million;

* annual distribution rate of 10.25%: distributions may be deferred up to 20 quarters or 5 years;

*  matures August 9, 2031;

* may be redeemed on or after August 9, 2006 at $10 per share plus accumulated and unpaid distributions;

* distributions required in 2001 based on current balances will be $.8 million;

*  distributions are classified as interest expense.

Surplus Debentures. Standard Management loaned $27.0 million to Standard Life Insurance Company of Indiana ("Standard Life") pursuant to unsecured surplus debenture agreements ("Surplus Debentures") which requires Standard Life to make quarterly interest payments to Standard Management at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance ("IDOI"), depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the IDOI. Standard Management currently anticipates these quarterly approvals will be granted. Assuming the approvals are granted and the September 30, 2001 interest rate of 8.50% continues, Standard Management will receive interest income of $2.5 million from the surplus debentures in 2001.

Dividends paid from Standard Life to Standard Management are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the IDOI, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. Standard Life paid a dividend of $1.6 million in the first quarter of 2001 and has the ability to pay an additional $2.8 million in 2001 without regulatory approval. Also, Savers Marketing paid Standard Management a $.5 million dividend in the third quarter of 2001.

Management Fees. Pursuant to a management services agreement, Standard Life paid Standard Management $2.7 million for the first nine months of 2001 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie National Life Insurance Company ("Dixie Life") paid Standard Life $.9 million during the first nine months of 2001 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of either Standard Life or Dixie Life.

Pursuant to a management services agreement, Premier Life
(Luxembourg) S.A. paid Standard Management $.9 million during the first nine months of 2001 for certain management, technical support and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg) S.A.

Equipment Rental Fees. During the first nine months of 2001, Standard Management charged subsidiaries $.8 million for the use of equipment owned by Standard Management.

Tax Sharing Agreement.  Effective January 1, 2000 Standard
Management entered into a tax sharing agreement with Savers
Marketing Corporation and Standard Management International S.A.
("Standard Management International") that allocates the consolidated federal income tax liability. During the first nine months of 2001, Savers Marketing and Standard Management
International paid Standard Management $.5 million and $.8 million, respectively, in accordance with this agreement.


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

Management believes that the operational cash flow of Standard Life will be sufficient to meet its anticipated needs for 2001.
As of September 30, 2001, Standard Life had statutory capital and surplus for regulatory purposes of $41.3 million. As the life insurance and annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $149.2 million for the nine months ended September 30, 2001 and $95.4 million for 2000. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations as included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000. There have been no material changes in 2001 to these risks or the management of other risks.





                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

  Exhibit 4.1 Form of Amended and Restated Trust Agreement of SMAN Capital Trust I among Standard Management, Bankers Trust Company and Bankers Trust (Delaware). (Incorporated by reference to Standard Management Registration Statement on Form S-1 (Registration No. 333-60886)).

  Exhibit 4.2 Form of Junior Subordinated Indenture between Standard Management and Bankers Trust Company. (Incorporated by reference to Standard Management Registration Statement on Form S-1 (Registration No. 333-60886)).

  Exhibit 4.3 Form Junior Subordinated Debenture. (Incorporated by reference to Standard Management Registration
               Statement on Form S-1 (Registration No. 333-
               60886)).

  Exhibit 4.4 Form of Preferred Securities Guarantee Agreement between Standard Management and Bankers Trust Company. (Incorporated by reference to Standard Management Registration Statement on Form S-1 (Registration No. 333-60886)).


(b) Reports on Form 8-K

  The following current reports on Form 8-K have been filed by the Company during the three months ended September 30, 2001:

  August 9, 2001  Press release announcing Standard Management had completed a public offering of 1,800,000 preferred securities of SMAN Capital Trust I ("SMANP"), a subsidiary of Standard Management, at $10.00 per preferred security. In addition, 270,000 shares were purchased by the underwriters to cover over-allotments. The sale of the preferred securities, including over-allotments resulted in gross proceeds to Standard Management of $20.7 million.





                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 2001


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