Form 10-K
period 2001-12-31
STANDARD MANAGEMENT CORP
filed 2002-03-29
CIK 853971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                   FORM 10-K


  X  	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended DECEMBER 31, 2001 or

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

	10689 North Pennsylvania Street,
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 15, 2002 as reported on The NASDAQ Stock Market, was approximately $39.6 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2002 Registrant had outstanding 7,563,479 shares of Common Stock.

Documents Incorporated by Reference:
Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.





PART I


As used in this report, unless the context otherwise clearly requires, "we", "our", "us", "Standard Management", and the "Company" refer to Standard Management Corporation. All financial information contained in this report is presented in accordance with generally accepted accounting principles ("GAAP") unless otherwise specified.

Item 1.		BUSINESS OF STANDARD MANAGEMENT

Standard Management is an international financial services holding company that develops, markets and/or administers, through several subsidiaries, annuity and life insurance products domestically and unit-linked assurance products, which are investment products with a nominal death benefit, internationally. Our company has grown through acquisitions until 1999 when we began to focus primarily on internal organic growth.

Operating Segments

We conduct and manage our business through the following operating segments reflecting the geographical locations of principal insurance subsidiaries:

Domestic Operations includes the following insurance subsidiaries at December 31, 2001:

* Standard Life Insurance Company of Indiana ("Standard Life"), our principal insurance subsidiary, was organized in 1934 as an Indiana domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life offers deferred annuities, equity-indexed annuities, and single premium immediate annuities. Effective August 2001, we suspended active marketing of life products indefinitely, however we continue to manage our in force life business. Standard Life also generates cash flow and income from closed blocks of in force life insurance and annuities. Standard Life has a rating of B++
(Very Good) from the rating agency A.M. Best Company, Inc. ("A.M.
Best").

* Dixie National Life Insurance Company ("Dixie Life"), a 99.4% owned subsidiary of Standard Life, was organized in 1965 as a Mississippi domiciled life insurer. Dixie Life is licensed in 22 states and administers life insurance products, primarily "burial expense" policies. Effective January 1, 1999, we ceased selling new business through Dixie Life which has a rating of "B"
(Fair) by A.M. Best.

* Savers Marketing Corporation ("Savers Marketing") markets
Standard Life's products through financial institutions and independent agents. Savers Marketing also receives administrative, marketing and commission fees for services provided to unaffiliated companies.

International Operations include the following holding company and its two wholly owned insurance subsidiaries at December 31, 2001:

* Standard Management International S.A. ("Standard Management International"), a wholly owned subsidiary of Standard Management, is a holding company organized under Luxembourg law with its registered office in Luxembourg. At December 31, 2001, Standard Management International and its subsidiaries had policies in force in over 80 countries. The majority of its business is unit-linked assurance products with a range of policyholder directed investment choices coupled with a small death benefit, sold through its subsidiaries.

* Premier Life (Luxembourg) S.A. ("Premier Life (Luxembourg)") primarily offers unit-linked products throughout the European
Union.

* Premier Life (Bermuda) Limited ("Premier Life (Bermuda)") primarily offers unit-linked products in markets throughout the world.

Marketing

Domestic Marketing

General: Our agency force, of approximately 7,700 independent general agents, was organized to provide a lower cost alternative
to the traditional captive agency force.   These agents distribute
a full line of annuity products issued by Standard Life.

We believe that both agents and policy owners value the service we provide. We assist agents in 1) submitting and processing policy applications, 2) training and education, and 3) marketing support.

Standard Life offers a full portfolio of annuity products selected on the basis of their competitive position, profitability and likely consumer acceptance. Such portfolio includes single and flexible premium deferred annuities, equity-indexed annuities and single premium immediate annuities.

Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by Standard Life, who performs issuance, underwriting and accounting functions related to the policy. Standard Life is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 3% of Standard Life's annual annuity sales in 2001, and the top twenty individual agents accounted for approximately 24% of Standard Life's annuity sales in 2001. At December 31, 2001, approximately 48% of Standard Life's independent agents were located in Indiana, California, Florida, Ohio and Arizona with the balance distributed across the country. Standard Life is attempting to increase the number and geographic diversity of its agents.

Standard Life does not have exclusive agency agreements with its agents. Therefore, our management believes most of these agents sell similar products for other insurance companies which could result in a sales decline if Standard Life's products were to become relatively less competitive.

Savers Marketing distributes life, annuity and health products through financial institutions and independent general agents. Savers Marketing has approximately 2,500 active brokers and is not dependent on any one broker or agency for any substantial amount of its business. Each broker operates independently and is responsible for all of his or her expenses. Savers Marketing employs two regional managers, who are responsible for personally initiating and maintaining direct communications with brokers and are responsible for the recruitment and training of all new brokers.

Savers Marketing entered into a three-year marketing and administrative contract with QualChoice of North Carolina ("QualChoice") effective October, 1998 whereby Savers Marketing is the distribution system for the small group product offered by QualChoice. QualChoice is an HMO in a twenty-county area in the northwestern part of North Carolina offering HMO insurance coverage. Savers Marketing is compensated for this effort with a marketing fee, administrative fee and commission reimbursement for the use of its brokers. This agreement has been extended through June 2002, at which time QualChoice will no longer provide group products.

Savers Marketing designed and began to market flexible spending accounts and health insurance portability products in late 2001 which generates administrative fees.

International Marketing

Standard Management International has designed and launched new single and regular premium products in recent years.
It is also in discussions with a number of distribution companies to form alliances to produce tailored products for their markets. Premier Life (Luxembourg) writes business within the European Union and Premier Life (Bermuda) writes international business throughout the world. The primary market for Standard Management International's products are considered to be medium to high net worth individuals who typically have in excess of $100,000 to invest in a single premium policy and medium to high earners who have in excess of $3,000 per annum to invest in a regular premium savings product. The above individuals come from a combination of expatriates, residents of European Union countries and from other targeted areas. The expatriate and European insurance markets are well established and highly competitive with a large number of domestic and international groups operating in, or going into, the same markets as Standard Management International.

Standard Management International's products are distributed through independent agents and stock brokers who have established connections with targeted individuals. Standard Management International is striving to develop into an organization committed to building long term relationships with high quality distributors. Standard Management International places emphasis on a high level of service to intermediaries and policyholders while striving to achieve low overhead costs. No single agent or broker accounted for more than 14% of Standard Management International's annual sales for 2001, and the top ten agents and/or brokers accounted for approximately 52% of annual sales for 2001.


Currently Marketed Products

We primarily market deferred annuities, equity-indexed annuities, and single premium immediate annuities domestically, and unit-linked assurance policies internationally. The following table sets forth the amounts and percentages of our net deposits received from currently marketed products for the following years (in thousands):


                                     Year Ended December 31,
                            2001            2000           1999
                       Amount    %     Amount    %    Amount    %

Domestic products
  Deferred annuities  $178,238  46.2 $ 94,699  26.3 $ 98,678  45.6
  Equity-indexed
   annuities            67,159  17.4   73,122  20.3   59,348  27.4
  Single premium
    immediate annuities 66,269  17.2   21,506   6.0    3,162   1.5
     Total Domestic
      Products        $311,666  80.8 $189,327  52.6 $161,188  74.5
International products
  Unit-linked assurance
  products              74,364  19.2  170,514  47.4   55,192  25.5
                      $386,030 100.0 $359,841 100.0 $216,380 100.0

Domestic Products

Deferred Annuities. Standard Life markets both single and flexible premium deferred annuities, which provide for an initial deposit by the owner. Flexible premium products also provide for optional additional deposits, the time and amount of which are at the discretion of the owner. Standard Life credits the account of the owner with earnings at interest rates that are revised periodically until the maturity date. This accumulated value is tax deferred. Revisions to interest rates on flexible premium deferred annuities are restricted by an initial crediting rate guaranteed for a specific period of time, usually one year, and a minimum crediting rate guaranteed for the term of the flexible premium deferred annuity, which is typically 3%. At maturity, the owner can elect a lump sum cash payment of the accumulated value or one of the various payout options available. Standard Life's flexible premium deferred annuities also typically provide for penalty-free partial withdrawals of up to 10% annually of the accumulation value after the owner has held the flexible premium deferred annuity for more than 12 months. In addition, the owner may surrender the flexible premium deferred annuity at any time before the maturity date and receive the accumulated value, less any surrender charge then in effect for that contract. To protect holders of flexible premium deferred annuities from a sharp reduction in the credited interest rate after a flexible premium deferred annuity is issued, Standard Life permits the flexible premium deferred annuity holder of certain annuities to surrender the annuity during a specified period without incurring a surrender charge if the renewal-crediting rate is below a stated level. This stated level of interest is referred to as the "bail-out rate" and is typically below the original crediting rate, but above the minimum guaranteed crediting rate. Certain products also contain a market value adjustment feature, whereby a policyholder's surrender value is adjusted for changes in the interest rate environment. This feature protects us against the risk of policyholder surrender when asset values are depressed.

As of January 1, 2002, the crediting rates available on Standard Life's currently marketed deferred annuities ranged from
4.25% to 11.50%, with most new issues having an interest rate with a one-year guarantee period. A series of annuity products introduced in 2000 have their interest rate guaranteed for an initial period of 5-10 years. After the initial period, the crediting rate may be changed periodically, subject to a minimum guaranteed rate of 3.0%. As of January 1, 2002, interest crediting rates after the initial guarantee period ranged from 4% to 5.5%. The surrender charge is initially 7% to 15% of the contract value depending on the product and decreases over the applicable surrender charge period of five to thirteen years. Certain currently marketed products carry a bailout rate for the first two to five years after issuance; as of January 1, 2002, the bailout
rate for such products ranged from 4.0% to 4.5%.   As of December
31, 2001, Standard Life had 9,978 currently marketed deferred annuity contracts in force.

Equity-indexed Annuities. In response to consumers' desire for alternative investment products with returns linked to common stocks, Standard Life introduced a line of equity-indexed annuity products in May 1998. The annuity's contract value is equal to the premium paid, increased for returns based on the change in the Standard & Poor's 500 Index ("S&P 500 Index") and/or the Dow Jones Industrial Average Index ("DJIA"). Standard Life's equity-indexed annuities apply index credits to policyholders annually, so that a given year's equity credits are locked in, and cannot be reduced by future declines in the index. Two basic index crediting methods are used for Standard Life's equity-indexed annuities, "participation rate" crediting and "spread/cap" crediting. For participation rate products, a percentage (the participation rate) of the change in the index accrues to the contract value. For spread/cap products, increases in the index up to the spread amount do not accrue to the contract value, but above the spread, the contract is credited the full amount of the increase in the index up to the limit of the cap. Standard Life has the discretionary ability to annually change the participation rates and spreads/caps on its products. The minimum guaranteed values are equal to between 75% and 85% of first year premiums and between 87.5% and 90% of renewal premiums collected for equity-indexed annuities, plus interest credited at an annual rate of 3%. The annuities provide for penalty-free withdrawals of up to 10% in each year after the first year of the annuity's term. Other withdrawals from the product are subject to a surrender charge. Standard Life purchases S&P's 500 Index or DJIA Index Call Options to hedge potential increases to policyholder benefits resulting from increases in the Index to which the product's return is linked. As of December 31, 2001, Standard Life had 4,933 currently marketed equity-indexed contracts in force.

Single Premium Immediate Annuities. Standard Life offers single premium immediate annuities which are purchased with a one time premium deposit at the time of issuance. In exchange for a one-time premium deposit, Standard Life begins an agreed upon payout stream shortly after issuance of the contract consisting of principal plus accumulated interest credited to the annuity. Payout is guaranteed for the term of the contract. A new single premium immediate annuity product was introduced in the first quarter of 2000, which resulted in a significant increase in sales for 2000 and 2001. As of December 31, 2001, Standard Life had 1,454 currently marketed single premium immediate annuity contracts in force.

Other Domestic Product Information.  Annuity sales increased in
2001 primarily due to greater productivity per agent, expanded geographic presence, enhanced product portfolio and an A.M. Best ratings increase to B++ (Very Good).

Individual annuity sales within the United States have nearly tripled from $54 billion in 1990 to more than $140 billion in 2000, according to the American Council of Life Insurers. The individual annuity market, which is one of our primary targets, comprises virtually all of our domestic sales and 80% of total sales in 2001. As the 76 million "baby boomers" born from 1946 through 1964 grow older, demand for insurance products is expected to grow. We believe that those seeking adequate retirement incomes will become less dependent on Social Security and their employers' retirement programs and more dependent upon their own financial resources. Annuities currently enjoy an advantage over certain other saving mechanisms because the annuitant receives a tax-deferred accrual of interest on the investment during the accumulation period.

Our gross domestic sale percentages by U.S. geographical region are summarized as follows:

State                  2001         2000          1999
California              21%          15%           11%
Indiana                 18           19            15
Florida                 11            9             8
Ohio                     7            9            14
North Carolina           5            6             8
Wisconsin                5            4             2
Michigan                 5            4             1
Hawaii                   4            6             5
All other states (1)    24           28            36
Total                  100%         100%          100%

(1) No other state had gross sales greater than 4% in 2001.

International Products

Unit-linked Assurance Products. Standard Management International currently writes unit-linked assurance products, which are similar to U.S. produced variable life products. Separate account assets and liabilities are maintained primarily for the exclusive benefit of these contracts, where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Products include 1) single premium unit-linked contracts, with publicly traded investment options, 2) annual premium unit-linked contracts, with publicly traded investment options and 3) personal portfolio contracts, which include private stock and limited market investment options. Investment income and investment gains and losses within the separate accounts accrue directly to the policyholders. The fees received by Standard Management International for administrative and contract holder maintenance services performed for these separate accounts are included in our statement of operations. Mortality risk on these products is minimal.

In the past Standard Management International also sold non-linked investment contracts, universal life policies, and to a lesser extent, traditional life policies. The investment contracts are mainly short-term single premium endowments or payout annuities under which fixed benefits are paid to the policyholder. The universal life contracts are mainly regular premium and single premium endowment. The benefits payable to the policyholders are directly linked to the investment performance of the underlying assets. Non-linked products represent less than 2% of Standard Management International's product liabilities.

Other International Product Information. The decrease in deposits from unit-linked products in 2001 is primarily due to the volatile global equity environment which tended to shift sales to fixed-income based investments.

Former Products ("Closed Blocks")

We also generate cash flow and income from our closed blocks of in force life insurance and annuities. Closed blocks consist of in force life insurance and annuities that are not currently being marketed. The closed block designation does not have legal or regulatory significance and there are no restrictions on their assets or future profits. The premiums received on the closed blocks are primarily from the ordinary and universal life business. Closed block premiums typically decline over extended periods of time as a result of policy lapses, surrenders and expiries.

Annuities. Our closed blocks of deferred annuities consist primarily of flexible premium deferred annuities and a small amount of single premium deferred annuities, which, unlike flexible premium deferred annuities, do not provide for additional deposits. As of January 1, 2002, these deferred annuities had crediting rates ranging from 3.0% to 5.5% and guaranteed minimum crediting rates ranging from 3.0% to 5.5%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. Our closed blocks of annuities include payout annuities which consist of annuities in which benefits are paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. Interest rates used in determining payout annuities range from 3.0% to 7.0% and cannot be changed. At December 31, 2001, we had 12,117 annuity contracts in force for closed blocks.

Traditional Life. Our closed blocks of traditional life business include several types of participating and non-participating, whole life and term life insurance policies. Face amounts vary, but retained death benefits are $150,000 or less per life. Traditional life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The whole life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, whole life policies begin to accrue a cash value, which can be made available to the policyholder net of taxes and withdrawal penalties. The term policy provides benefits only as long as premiums are paid. At December 31, 2001, we had 36,819 traditional life policies in force for closed blocks.

Universal Life. Our closed blocks of universal life business include flexible premium universal life policies which provide for periodic deposits, interest credits to account values and charges to the account values for mortality and administrative costs. As of January 1, 2002, the interest rate on existing flexible premium universal life policies was 4% to 5% with a guaranteed interest rate of 4%. At December 31, 2001, we had 10,756 universal life policies in force for closed blocks.

See "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Product Profitability".

Operations

Our principal administrative departments include financial, new business and policyholder services, and management information services ("MIS") departments. The financial department provides accounting, budgeting, tax, investment, financial reporting and actuarial services and establishes cost control systems. The new business department reviews policy applications, and issues and administers our policies. The policyholder services department authorizes disbursements related to claims and surrenders. The MIS department oversees and administers our information processing systems.

Our administrative departments in the United States ("U.S.") use a common integrated policy administration system that permits efficiency and cost control. Our MIS system services approximately 87,000 active policies at December 31, 2001.

Standard Management International's administrative departments in Luxembourg are an autonomous unit, operating independent of U.S. operations. In 2000, Standard Management International integrated a policy administration system consistent with that used for domestic operations, in an effort to enhance efficiency and effectiveness.

Underwriting

Premiums charged on life insurance products are based in part on assumptions about the incidence and timing of insurance claims. When we issued life insurance business, we adopted and followed underwriting procedures for universal life insurance policies. Life insurance does not allow for underwriting after a policy is issued. Since we no longer issue new life insurance policies, life insurance underwriting activities are minimal and occur only when a policyholder requests a change which is subject to underwriting. Underwriting with respect to annuities is minimal.

Traditional underwriting procedures are not applied to policies acquired in blocks. In these cases, we review the mortality experience for recent years and compare actual experience to that assumed in the actuarial projections for the acquired policies.

Investments

Investment activities are an integral part of our business as the investment income of our insurance subsidiaries are a significant part of total revenues. Profitability is significantly affected by spreads between interest earned on invested assets and rates credited on insurance liabilities. Substantially all credited rates on flexible premium deferred annuities may be changed at least annually. For the year ended December 31, 2001, the weighted average net yield of our investment portfolio was 7.14% and the weighted average interest rate credited on our interest-sensitive liability portfolio, excluding liabilities related to separate accounts and equity indexed annuities, was approximately 5.00% per annum for an average investment spread of 214 basis points at December 31, 2001, compared to 236 basis points at December 31, 2000. The decline in the investment spread is primarily driven by the impact and significance of our 2001 annuity deposits. Annuity deposits received in 2001 were invested during a declining interest rate environment, the yield being below the current portfolio yield. In addition, interest credited on new deposits are most generally in excess of interest credited on existing in force business. We were unfavorably impacted by both of these factors. Increases or decreases in interest rates could increase or decrease the average interest rate spread between investment yields and interest rates credited on insurance liabilities, which in turn could have a beneficial or adverse effect on our future profitability. Sales of fixed maturity securities that result in investment gains may also tend to decrease future average interest rate spreads.
State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

We balance the duration of our invested assets with the expected duration of benefit payments arising from insurance liabilities. The "duration" of a security is a measure of a security's price sensitivity to changes in market interest rates. The option adjusted duration of fixed maturity securities and short-term investments for our U.S. insurance subsidiaries was 5.1 and 4.4 at December 31, 2001 and 2000, respectively.

Our investment strategy is guided by strategic objectives established by the Investment Committee of the Board of Directors. Our major investment objectives are to: 1) ensure adequate safety of investments and protect and enhance capital,
2) maximize after-tax return on investments, 3) match the anticipated duration of investments with the anticipated duration of policy liabilities and 4) provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment yield. Consistent with this strategy, we invest primarily in securities of the U.S. government and its agencies, investment grade utilities, corporate debt securities and collateralized mortgage obligations. When opportunities arise, below investment grade securities may be purchased; however, protection against default risk is a primary consideration. We will not invest more than 7% of our bond portfolio in below investment grade securities.

The National Association of Insurance Commissioners ("NAIC") assigns quality ratings and uniform book values to securities called "NAIC Designations" which are used by insurers when preparing their annual statements. The NAIC assigns ratings to publicly traded and privately-placed securities. The ratings assigned range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality. The following table sets forth the quality of our fixed maturity securities as of December 31, 2001, classified in accordance with the ratings assigned by the NAIC:

                                                 Percent of Fixed
               NAIC Rating                     Maturity Securities
               1                                       51
               2                           		     44
               Total Investment Grade                  95
               3-4                                      5
               5-6                                      0
               Total		                        100%

Zurich Scudder Investments manages our domestic fixed maturity securities, subject to the direction of our Investment
Committee.

Approximately 31% of our fixed maturity securities at December 31, 2001 are comprised of mortgage-backed securities that include collateralized mortgage obligations and mortgage-backed pass-through securities. Approximately 33% of the book value of mortgage-backed securities in our portfolio are backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest and 35% are backed by an agency of the U.S. government (although not by the full faith and credit of the U.S. government). We closely monitor the market value of all investments within our mortgage-backed portfolio.

The following table summarizes our mortgage-backed securities at
December 31, 2001 (in thousands):
                                                            Estimated    Avg.
                                  % of             % of     Avg. Life    Term
                      Amortized   Fixed    Fair    Fixed        of     to Final
                        Cost    Maturities Value Maturities Investment Maturity
                                                            (In Years)(In Years)

Agency collateralized
 mortgage obligations:
Planned and target
 amortization classes  $ 14,311    1.5%  $ 14,789  1.6%        4.1       24.9
Sequential and support
 classes	              2,918    0.3%     2,988  0.3%        7.0       22.4
  Total	             17,229    1.8%    17,777  1.9%        5.6       23.7
Non-agency
 collateralized mortgage
 obligations:
 Sequential classes	 16,359    1.8%    16,648  1.8%        3.7       29.2
 Other	             73,756    7.9%    74,754  8.1%        6.4       29.9
    Total	             90,115    9.7%    91,402  9.9%        5.1       29.6
Non agency collateralized
 mortgage-backed
 securities	              3,065    0.3%     3,227  0.3%        2.8       25.8

Agency mortgage-backed
 pass-through
 securities             176,393   18.9%   178,410 19.4%        2.7       30.0
Total mortgage-backed
 securities	           $286,802   30.7%  $290,816 31.5%        4.4       26.8

The fair values for mortgage-backed securities were determined from broker-dealer markets, internally developed methods and nationally recognized statistical rating organizations.

Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment, which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes"). Mortgage-backed pass-through securities, "sequential" and support class collateralized mortgage obligations, which comprised the remaining 95% of the book value of our mortgage-backed securities at December 31, 2001, are more sensitive to prepayment risk.

Separate Accounts

Separate account assets and liabilities are maintained for the exclusive benefit of international unit-linked universal life contracts, where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Investment income and investment gains and losses accrue directly to related policyholders.

Reserves

Our insurance subsidiaries have established and carry as liabilities in their financial statements actuarially determined liabilities to satisfy their respective annuity contract and life insurance policy obligations.

Insurance policy liabilities for deferred annuities, universal life policies and international unit-linked products are equal to the full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with credited interest rates ranging from 3.0% to 11.5% in 2001 and 3.0% to 12.5% in 2000.

Insurance policy liabilities for equity-indexed annuity products are computed in accordance with Statement of Financial
Accounting Standards No. 133 ("SFAS 133") and consist of a book value liability for benefits guaranteed in the contract, combined with a market value liability for equity-linked benefits of the contract.

We perform periodic studies to compare current experience for mortality, interest and lapse rates with projected experience used in calculating the deferred annuity and universal life insurance policy liabilities. Differences are reflected currently in earnings for each period. Historically, we have not experienced significant adverse deviations from our assumptions.

Insurance policy liabilities for traditional life insurance contracts are computed using the net level premium method on the basis of assumed investment yields, mortality and withdrawals, which were appropriate at the time the policies were issued. Assumed investment yields are based on interest rates ranging from 6.2% to 7.5%. Mortality is based upon various actuarial tables, principally the 1965-1970 or the 1975-1980 Select and Ultimate Table. Withdrawals are based upon our experience and vary by issue age, type of coverage, and duration.

Reinsurance

Consistent with the general practice of the life insurance industry, we have reinsured portions of the coverage provided by our insurance products with other insurance companies under agreements of indemnity reinsurance. Our policy risk retention limit on the life of any one individual does not exceed $150,000.

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

Reinsurance ceded on life insurance policies to unaffiliated companies in 2001, 2000 and 1999, excluding financial reinsurance agreements, represented 49.4%, 45.3% and 40.3%, respectively, of our gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies in 2001, 2000 and 1999 represented 11.0%, 8.7% and 9.2%, respectively, of our net combined individual life insurance in force.

The following is reinsurance ceded information for our in force life insurance policies at December 31, 2001 (in thousands):

                                       % of Total
                     Face Value of     Reinsurance     Reinsurance
Insurance Company    Life Policies        Ceded        Recoverable

Employers Reinsurance
Corporation            $ 179,869           18.3%        $     600

Lincoln National Life
Insurance Company        122,992           12.4%            1,181

Business Men's Assurance
Company of America        95,458            9.7%              383

Reinsured life insurance in force at December 31, 2001 is ceded to insurers rated "A" ("Excellent") or better by A.M.
Best. Historically, we have not experienced material losses in collection of reinsurance receivables.

Our largest annuity reinsurer at December 31, 2001, SCOR Life U.S. Insurance Company ("SCOR Life"), formerly known as Winterthur Life Re Insurance Company, represented $20.6 million, or 66% of our total reinsurance recoverable and is rated A (Excellent) by A.M. Best. SCOR Life limits dividends by Standard Life to Standard Management or affiliated companies if its adjusted surplus is less than 5.5% of admitted assets or $53.6 million at December 31, 2001.

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

Standard Life's adjusted surplus was $51.7 million on December 31, 2001, therefore, SCOR Life's approval will be required prior to the payment of dividends to Standard Management in 2002.

Acquisition Strategy and Recent Acquisitions

A principal component of our strategy prior to 1999 was to grow through the acquisition of life insurance companies and blocks of in force life insurance and annuities. Although our focus has been on internal organic growth since 1999, we regularly investigate acquisition opportunities in the life insurance industry that complement or are otherwise strategically consistent with our existing business. Any decision to acquire a block of business or an insurance company will depend on a favorable evaluation of various factors. We believe that availability of blocks of business in the marketplace will continue in response to ongoing industry consolidation, risk-based capital requirements and other regulatory and rating agency concerns. We currently have no plans or commitments to acquire any specific insurance business or other material assets.

We have information systems and administrative capabilities necessary to add additional blocks of business without a proportional increase in operating expenses. In addition, we have developed management techniques for reducing or eliminating the expenses of the companies we acquire through the consolidation of their operations. Such techniques include reduction or elimination of overhead, including the acquired company's management, staff and home office, elimination of marketing expenses and, where appropriate, the substitution of Standard Life's distribution network for the acquired company's current distribution system, and the conversion of the acquired company's data processing operations to our system.

We typically acquire companies or blocks of business through the purchase or exchange of shares. This method is also used for assumption reinsurance transactions. Any future acquisitions may be subject to certain regulatory approvals, policyholder consents and stockholder approval.

Competition

The life insurance industry is highly competitive and consists of a large number of both stock and mutual insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by Standard Management. According to the American Council of Life Insurers, there were approximately 1,500 life insurance companies in the United States, which may offer insurance products similar to ours. Competition within the life insurance industry occurs on the basis of, among other things, 1) product features such as price and interest rates, 2) perceived financial stability of the insurer, 3) policyholder service, 4) name recognition and 5) ratings assigned by insurance rating organizations.

We must also compete with other insurers to attract and retain the allegiance of agents. We believe that competition centers more on the strength of the agent relationship rather than on the identity of the insurer's name recognition to the customer. We offer competitive products, competitive commission structures, internet based agent services, prompt policy issuance and responsive policyholder service and believe we are successful in attracting and retaining agents.

Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which are marketing insurance products and which offer competing products such as savings accounts and securities. We began distributing annuities through financial institutions as a result of the acquisition of Savers Marketing in March 1998. The recent passage, by Congress, of the Gramm-Leach-Bliley Financial Services Modernization Act ("GLB Act") has expanded competitive opportunities for non-insurance financial services companies. The full effects of the GLB Act on our competition cannot be predicted with certainty at this time.

The unit-linked life insurance market in Europe is highly competitive and consists of many companies domiciled in the United Kingdom and its offshore centers, as well as many companies in Luxembourg and Ireland, which sell products similar to those of Standard Management International. Standard Management
International is able to develop its share of a competitive market by developing strong relationships with investment advisors, brokers, accountants and tax attorneys.

Financial institutions, school districts, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. Standard Life and Dixie Life have a rating of B++ and B, respectively, by A.M. Best. A rating of B++ is assigned by A.M. Best to companies that, in their opinion, have achieved very good overall performance when compared to the standards established by A.M. Best, and have a good ability to meet their obligations to policyholders over a long period of time. A rating of "B" is assigned by A.M. Best to companies that, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Generally, rating agencies base their ratings on information furnished to them by the issuer and on their own investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on Standard Life's business, management believes that it is able to compete on the basis of their competitive crediting rates, asset quality, strong relations with its independent agents and the quality of service to its policyholders.

Federal Income Taxation

The products marketed and issued by Standard Life generally provide the policyholder with an income tax advantage, as compared to other saving investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With other savings investments, the increase in value is taxed as earned. Life insurance benefits that accrue prior to the death of the policyholder, and annuity benefits, are generally not taxable until paid, and life insurance death benefits are generally exempt from income tax. The tax advantage for life insurance and annuity products is provided in the Internal Revenue Code of 1986, as amended, and is generally followed in all states and other U.S. taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

We file a consolidated return with our non insurance subsidiaries for federal income tax purposes and, as of December 31, 2001, have net operating loss carryforwards of approximately $4.6 million, which expire from 2008 to 2018.

In addition, Standard Life and Dixie Life file a consolidated return for federal income tax purposes and at December 31, 2001, have a net capital loss carryforward of approximately $7.2 million, which expires in 2006. These carryforwards will be available to reduce taxable capital gains in the Standard Life consolidated return.

Standard Management International is a Luxembourg 1929 holding company, and has a preferential tax status. Standard
Management International is completely exempt from corporate income tax, municipal business tax and net capital tax, but is subject to "taxe d'abonnement", levied annually at a rate of 0.2% of the paid up capital. Premier Life (Bermuda) is exempt from income tax until March 2016 pursuant to a decree from the Minister of Finance. Premier Life (Luxembourg) is subject to Luxembourg income taxation (statutory corporate rate of 36% in 2001 and 2000) and a capital tax of approximately 0.5% of its net equity. At December 31, 2001, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $1.4 million, all of which may be carried forward indefinitely. To the extent that such income is taxable under U.S. law, it will be included in our consolidated return.

Effective January 1, 2000, we entered into a tax sharing agreement with Savers Marketing and Standard Management
International that allocates the consolidated federal income tax liability. In 2001, Savers Marketing paid $.4 million and Standard Management International recovered $.1 million in accordance with this agreement. In 2000, Savers Marketing and Standard Management International paid Standard Management $.3 million and $1.0 million, respectively, in accordance with this agreement.

Inflation

A primary direct effect of inflation is an increase to our operating expenses. A large portion of our operating expenses consists of salaries, which are subject to wage increases at least partly affected by the rate of inflation.

The rate of inflation also affects us indirectly. To the extent that the government's economic policy to control the level of inflation results in changes in our interest rates, our new sales of annuity products, investment income and withdrawal rates are affected. Changes in the level of interest rates also have an effect on interest spreads, as investment earnings are reinvested.

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

We are subject to currency related earnings variability because separate account management fees are paid to Standard Management International in local currencies and because their operations are generally transacted in Euros. The value of fee income and the cost of Standard Management International's operating expenses are subject to exchange rate fluctuation when converted to U.S. dollar denominated financial statements.

Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by an independent actuary. In addition, Premier Life's (Luxembourg) stockholder's equity is denominated in Euros. Premier Life (Luxembourg) does not hedge its foreign currency translation risk because its stockholder's equity will remain in Euros for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated. At December 31, 2001, there is a $2.2 million unrealized loss from foreign currency translation.

Due to the nature of unit-linked products issued by Standard Management International, which represent virtually all of their portfolio, the investment risk rests with the policyholder. Investment risk for Standard Management International exists where investment decisions are made with respect to the remaining general account business and for the assets backing certain actuarial and regulatory reserves. The investments underlying these liabilities mostly represent short term investments and fixed maturity securities which are normally bought and/or disposed of only on the advice of independent consulting actuaries who perform an annual exercise comparing anticipated cash flows on the insurance portfolio with the cash flows from the fixed maturity securities. Any resulting foreign currency mismatches are then covered by buying and/or selling the securities as appropriate.

Regulatory Factors

Our insurance subsidiaries are subject to significant regulation by the insurance regulatory authorities in the jurisdictions in which they are domiciled and the insurance regulatory bodies in the other jurisdictions in which they are licensed to sell insurance. The purpose of such regulation is primarily to ensure the financial stability of insurance companies and to provide safeguards for policyholders rather than to protect the interest of stockholders or debtholders. The insurance laws of various jurisdictions establish regulatory agencies with broad administrative powers relating to 1) the licensing of insurers and their agents, 2) the regulation of trade practices, 3) management agreements, 4) the types of permitted investments and maximum concentration, 5) deposits of securities, 6) the form and content of financial statements, 7) premiums charged by insurance companies, 8) sales literature and insurance policies, 9) accounting practices and the maintenance of specified reserves and
10) capital and surplus. Our insurance subsidiaries are required to file detailed periodic financial reports with supervisory agencies in certain jurisdictions.

Most states have also enacted legislation regulating insurance holding company activities including acquisitions, extraordinary dividends, terms of surplus debentures, terms of affiliate transactions and other related matters. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain intercompany transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of certain material intercompany transfers of assets within the holding company structure. Recently a number of state regulators have considered or have enacted legislation proposing that change, and in many cases increase, the authority of state agencies to regulate insurance companies and holding companies. For additional information on state laws regulating insurance company subsidiaries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 12 to our consolidated financial statements.

Under Indiana insurance law, Standard Life may not enter into certain transactions, including management agreements and service contracts, with members of its insurance holding company system, including Standard Management, unless Standard Life has notified the Indiana Department of Insurance of its intention to enter into these transactions and the Indiana Department of Insurance has not disapproved of them within the period specified by Indiana law. Among other things, these transactions are subject to the requirement that their terms and charges or fees for services performed be fair and reasonable.

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

In some instances state regulatory authorities require deposits of assets for the protection of either policyholders in those states or for all policyholders. At December 31, 2001, securities of $8.8 million or approximately 1% of the book value of our U.S. insurance subsidiaries' invested assets were on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards that the particular state has established. Fixed maturity securities of $.7 million, short-term investments of $2.2 million and account assets of Standard Management International were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws at December 31, 2001.

In recent years, the National Association of Insurance Commissioners, or NAIC, and state insurance regulators have examined existing laws and regulations and their application to insurance companies. This examination has focused on 1) insurance company investment and solvency issues, 2) risk-based capital guidelines, 3) assumption reinsurance, 4) interpretations of existing laws, 5) the development of new laws, 6) the interpretation of nonstatutory guidelines, 7) the standardization of statutory accounting rules and 8) the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model NAIC laws on specific topics such as holding company regulations and the definition of extraordinary dividends. We are unable to predict the future impact of changing state regulation on our operations.

The NAIC, as well as Indiana and Mississippi, have each adopted Risk-Based Capital ("RBC") requirements for life and health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. State insurance regulators use the RBC requirements as regulatory tools only, which aid in the identification of insurance companies that could potentially lack sufficient capital. Regulatory compliance is determined by a ratio (the "RBC Ratio") of the company's regulatory total adjusted capital to its authorized control level RBC. The two components of the RBC Ratio are defined by the NAIC. The RBC ratios that require corrective action are as follows:



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

Mandatory Control  less than 0.7 Regulators must take over the company

At December 31, 2001, the RBC Ratios of Standard Life and Dixie Life were both at least two times greater than the levels at which company action is required. If these RBC Ratios should decline in the future, our subsidiaries might be subject to increased regulatory supervision and decreased ability to pay dividends, management fees and surplus debenture interest to Standard Management.

On the basis of annual statutory statements filed with state regulators, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments to which we have responded. Such inquiries did not lead to any restrictions affecting our operations.

We attempt to manage our assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of its policyholder liabilities. The cash flows of our liabilities are affected by actual maturities, surrender experience and credited interest rates. We periodically perform cash flow studies under various interest rate scenarios to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities. We utilize these studies to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Because of the significant uncertainties involved in the estimation of asset and liability cash flows, there can be no assurance that we will be able to effectively manage the relationship between our asset and liability cash flows.

The statutory filings of our insurance subsidiaries require classifications of investments and the establishment of an asset valuation reserve, designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. The asset valuation reserve consists of two main components: a "default component" to provide for future credit-related losses on fixed income investments and an "equity component" to provide for losses on all types of equity investments, including real estate. The NAIC requires an additional reserve, called the interest maintenance reserve, which consists of the portion of realized capital gains and losses from the sale of fixed income securities attributable to changes in interest rates. The interest maintenance reserve is required to be amortized against earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. These regulations affect the ability of our insurance subsidiaries to reflect investment gains and losses in current period statutory earnings and surplus.

The amounts related to Asset Valuation Reserve and Interest
Maintenance Reserve for the insurance subsidiaries at December 31, 2001 are summarized as follows (in thousands):

			                 Maximum
             Asset               Asset	           Interest
       Valuation Reserve  Valuation Reserve  Maintenance Reserve

Standard Life	$3,542           $7,976              $4,246
Dixie Life	   599	          656	               188

The annual addition to the asset valuation reserve for 2001 is 20% of the maximum reserve over the accumulated balance.
If the calculated reserve with current year additions exceeds the maximum reserve amount, the reserve is reduced to the maximum amount. For the year ended December 31, 2001, our U.S. subsidiaries each made the required contribution to the asset valuation reserve.

Most jurisdictions require insurance companies to participate in guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments based on annual direct premiums written in that jurisdiction to pay such claims, if any. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future state premium taxes. The incurrence and amount of such assessments have increased in recent years and may increase further in future years. The likelihood and amount of all future assessments cannot be reasonably estimated and are beyond our control.

As part of their routine regulatory oversight process, approximately once every three to five years, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Standard Life had an examination during 2001 for the five-year period ended December 31, 2000 and Dixie Life had an examination during 2001 for the three-year period ended December 31, 2000. These final examination reports are due to be issued in 2002.

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

Employees

As of March 15, 2002, we have 164 employees which were comprised of 128 employees domestically and 36 employees internationally. We believe our future success will depend, in part, on our ability to attract and retain highly-skilled technical, marketing, support and management personnel. We believe we have excellent relations with our employees.

Item 2.  Properties

Domestic Operations. In May 2001 we completed the construction of a new domestic home office of 58,000 square feet at 10689 North Pennsylvania Street, Indianapolis, Indiana. In December 2001, we signed a promissory note and mortgage due December 31, 2011 in the principal amount of $6.9 million to finance the new home office building. Approximately 46,000 square feet of the building is leased to Standard Life pursuant to a lease entered into on January 1, 2002.

We entered into a lease on March 31, 1997, for approximately
16,000 square feet in a warehouse located at 2525 North
Shadeland, Indianapolis, Indiana which expires on July 1, 2002.
This lease will either be renegotiated or a new lease will be entered into in 2002.

Savers Marketing leases approximately 6,000 square feet in an office building located at 8064 North Point Boulevard, Winston-Salem, North Carolina, under the terms of a lease, which expires on March 31, 2002. This lease is scheduled to be renegotiated by April 1, 2002 under approximately the same terms as the prior lease.

International Operations. Standard Management International entered into a lease on November 17, 1997 for approximately 4,500 square feet in an office building located at 13A, rue de Bitbourg, L-1273 Luxembourg-Hamm, Grand Duchy of Luxembourg which expires on November 16, 2003.

Item 3.  Legal Proceedings

We are involved in various legal proceedings in the normal course of business. In most cases, these proceedings involve claims under insurance policies or other contracts. The outcome of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity, or future results of our operations based on our current understanding of the relevant facts and law.

Item 4.  Submission of Matters to a Vote of Securities Holders

At our Annual Meeting of Stockholders held on June 19, 2001, the following individuals were elected to the Board of
Directors:


                                       Shares For  Shares Withheld
John J. Dillon	                         5,482,041       149,687
Ronald D. Hunter	                    5,341,218       290,510
Edward T. Stahl	                    5,385,216       246,512

A total of 5,631,728 shares were present in person or by proxy at the Annual Meeting of Stockholders.

Executive Officers

The following is information concerning our executive officers:

Ronald D. Hunter, 50, Chairman of the Board, Chief Executive
Officer and President
* Chairman of the Board and Chief Executive Officer of Standard
Life since 1987
* Held management and sales positions with:
Conseco, Inc from 1981 to 1986
Aetna Life & Casualty Company from 1978 to 1981

Raymond J. Ohlson, 51, Executive Vice President, Chief Marketing
Officer and Director
* President of Standard Life since 1993
* Earned CLU designation in 1980
* Life member of the Million Dollar Round Table

P.B. (Pete) Pheffer, CPA, 51, Executive Vice President, Chief Financial Officer and Director
* Senior Vice President -- Chief Financial Officer and Treasurer of Jackson National Life Insurance Company from 1994 to 1996
* Senior Vice President -- Chief Financial Officer of Kemper Life Insurance Companies from 1992 to 1994
* Received MBA from the University of Chicago in 1988

Stephen M. Coons, 61, Executive Vice President, General Counsel,
Secretary and Director
* Counsel to the law firm of Coons, Maddox & Koeller from 1993 to
1995
* Partner with the law firm of Coons & Saint prior to 1993
* Indiana Securities Commissioner from 1978 to 1983
* Received J.D. from Indiana University in 1971

Edward T. Stahl, 55, Executive Vice President, Chief
Administrative Officer and Director
* Secretary of Standard Life since 1993
* President and Chief Operations Officer of Standard Life from
1988 to 1993
* Director of Standard Life since 1987
* Served in various capacities in the insurance industry since
1966 and is a member of several insurance associations

John J. Dillon, 42, Executive Vice President, Chief Operating
Officer and Director
* Business Consultant from 2000 to 2001
* Chief Administrative Officer of Analytical Surveys, Inc. from
1997 to 2000
* Director of the Hoosier Lottery from 1993 to 1997
* Insurance Commissioner from 1989 to 1991

Brett A. Pheffer(1), 41, Executive Vice President - Corporate
Business Development
* Chief Executive Officer of Mahomed Sales and Warehouse from 1993 to 2001
* General Manager of Monarch Beverage Company, Inc. from 1986 to
1993

(1) P.B. (Pete) Pheffer and Brett A. Pheffer are siblings


PART II

Item 5.	Market for our Common Stock and Related Stockholder
Matters

Our Common Stock trades on NASDAQ under the symbol "SMAN". The following table sets forth, for the periods indicated, the range of the high and low sales prices of our Common Stock as reported by NASDAQ. We have never paid cash dividends on our Common Stock. At the close of business on March 15, 2002 there were approximately 3,000 holders of record of the outstanding shares of our Common Stock. Although our Common Stock is traded on NASDAQ, no assurance can be given as to the future price of or the markets for the stock.


                                         Common Stock
                                       High        Low
2001
  Quarter ended March 31, 2001         4.625	  2.813
  Quarter ended June 30, 2001          6.980	  3.700
  Quarter ended September 30, 2001	    6.950	  4.350
  Quarter ended December 31, 2001	    6.950	  4.000
2000
  Quarter ended March 31, 2000	    5.250	  4.188
  Quarter ended June 30, 2000	         4.813	  3.063
  Quarter ended September 30, 2000	    4.000	  2.750
  Quarter ended December 31, 2000	    4.000	  2.938


Item 6.	Selected Historical Financial Data (a)
(Dollars in Thousands, Except Per Share Amounts and Shares
Outstanding)

The following historical financial data was derived from our audited consolidated financial statements. This historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related Notes.

                              Year Ended December 31
                      2001	  2000	 1999      1998   1997
STATEMENT OF
OPERATIONS DATA:

Premium income		$ 9,476   $ 9,474  $10,381  $14,479(d)   7,100
Investment activity
  Net investment
   income            59,000    50,776   43,612    33,589   29,197
  Call option gains
   (losses)          (5,906)   (7,603)   1,209       632       --
  Net realized
   investment gains
   (losses)	     (11,134)   (4,492)      78       353      396
Total revenues		 75,356	 70,067   70,254    63,275   46,855
Interest expense and
 financing costs	  3,492     3,417    3,385     2,955    2,381
Total benefits and
 expenses			 73,566	 63,663   62,856    56,964   43,593
Income before income
 taxes and
 extraordinary gain
 (loss)		  	  1,790	  6,404    7,398     6,311    3,262
Net income		  1,780	  5,267    5,272	 4,681    2,645


PER SHARE DATA:
Net income	         $.23       $.68      $.69       $.68      $.54
Net income, assuming
 dilution			    .23       .66      .65	   .62      .48
Book value per
 common share		  9.30	  8.34    6.85     8.64    8.88

Weighted average
 common shares
 outstanding,
 assuming
 dilution        7,765,378 9,183,949 9,553,731 9,363,763 5,591,217
Common shares
 outstanding	  7,546,493 7,545,156 7,785,156 7,641,454 4,876,490

COVERAGE RATIO (b):

Earnings to fixed
 charges              1.1X      1.2X      1.2X      1.3X      1.2X
Earnings to fixed
 charges, excluding
 policyholder
 interest 		  1.5X      2.5X      2.8X      3.0X      2.4X

BALANCE SHEET DATA
 (at year end):
Invested assets    $961,229  $754,839 $ 648,503  $592,123 $398,782
Assets held in
 separate accounts  401,097   520,439   319,973   190,246  148,064
Total assets	   1,607,653 1,470,457 1,150,977   956,150  668,992
Mortgage payable      6,900        --        --        --       --
Notes payable   	 19,100    31,500    34,500    35,000   26,141
Total liabilities 1,516,764 1,401,028 1,091,087   883,578  625,679
Trust preferred
 securities          20,700        --       --         --       --
Preferred stock	     --     6,530    6,530      6,530       --
Shareholders' equity 70,189    62,899   53,360     66,042   43,313

OTHER DATA:
Operating income (c)  7,329     7,333    5,221      4,448    2,384
Operating cash flows  7,990       935    2,853        207    7,696


Notes to Selected Historical Financial Data
(Dollars in Thousands, Except Per Share Amounts)


(a)	Comparison of consolidated financial information is
significantly affected by the acquisitions of Savers Life on March 12, 1998 and Midwestern Life on October 30, 1998.

(b)	The ratio of earnings to fixed charges is calculated by
dividing earnings (income before federal income taxes, extraordinary loss and preferred stock dividends plus interest expense and policyholder interest) by fixed charges (interest expense on mortgage payable, notes payable and trust preferred securities, dividends on preferred stock and policyholder interest). The "Earnings to fixed charges, excluding policyholder interest" ratios do not include interest credited to policyholder accounts of $30.2 million, $21.3 million, $25.7 million, $19.8 million and $16.3 million for the years ended December
31, 2001, 2000, 1999, 1998 and 1997, respectively.  "Earnings to fixed charges, excluding policyholder interest" may not be comparable to similarly titled measures used by other companies.

(c)	Operating income is commonly used as a meaningful measure of reporting results as a supplemental disclosure to net income. Operating income is not a GAAP measure of performance and may not be comparable to similarly titled measures used by other companies. Operating income represents net income before 1) extraordinary gains (losses), and
2) net realized investment gains (losses) (less related income taxes (benefits) and amortization). Operating income should be reviewed in conjunction with net income and cash flow information included elsewhere in this report.

(d)	Includes Medicare supplement premiums of $6.0 million related to the Savers Life acquisition. This business was sold effective July 1, 1998.

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion highlights the principal factors affecting the results of our operations and the significant changes in our balance sheet items on a consolidated basis for the periods listed, as well as liquidity and capital resources. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, related Notes and selected historical financial data.

Forward-looking Statements

All statements, trend analyses, and other information contained in this Annual Report on Form 10-K or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

* General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to sell products, the market value of our investments and the lapse rate and profitability of our policies.

* Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

* Customer response to new products, distribution channels and marketing initiatives.

* Mortality, morbidity and other factors which may affect the profitability of our insurance products.

* Changes in the federal income tax laws and regulation which may affect the relative tax advantages of some of our products.

* Increasing competition in the sale of our products.

* Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products.

* The availability and terms of future acquisitions.

* The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

Product Profitability

	U.S. Product Profitability. The long-term profitability of life insurance and annuity products depends on the accuracy of the actuarial assumptions that underlie the pricing of such products. Actuarial calculations for such insurance products, and the ultimate profitability of such products, are based on four major factors: 1) persistency, 2) mortality, 3) return on cash invested by the insurer during the life of the policy and 4) expenses of acquiring and administering the policies.

	Interest spreads represent a major profit source on interest sensitive life and annuity products, so margins on these products are sensitive to interest rate fluctuations. In general, we are able to maintain spreads by adjusting credited interest rates for changes in our earned rates, subject to competitive and timing constraints. However, there are corollary effects of interest rate changes.

	Rising interest rates result in a decline in the market value of assets, and also tend to result in increased policyholder surrenders as other investment options become relatively more attractive. The effect of increased surrenders is to reduce earnings over the long term (current period earnings effect may vary depending on the level of surrender charges and DAC/PVP assets). In addition, increasing interest rates give rise to disintermediation risk, the risk that assets must be sold at depressed values in order to fund increased surrender payments.
This risk is mitigated by properly matching assets and liabilities.

	Declining interest rates generally have little immediate effect on our investment earnings rates. Over time, as we invest positive cash flows at lower rates, our earned rates decline. In such an environment, we attempt to adjust credited interest rates accordingly, subject to competitive pressures. In most situations, this action allows us to maintain our margins. However, a significant decline in the yield on our investments could adversely affect our results of operations and financial condition.

The average expected remaining life of Standard Life's traditional life and annuity business in force at December 31, 2001 was 6.9 years. This calculation was determined based upon our actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

Policyholders sometimes do not pay premiums, thus causing their policies to lapse. For the years 2001, 2000 and 1999
Standard Life experienced total policy lapses, excluding surrenders, of 3.7%, 5.7% and 3.6% of total policies in force at December 31 of each year, respectively.

International Product Profitability. Margins on our international unit-linked products are driven by the relationship between fees we collect on the products and our costs to sell and administer those products. Fee amounts are largely related to separate account asset values. In a declining equity environment, as we experienced in 2001, separate account fee income declines along with the asset values, resulting in lower margins. Conversely, as global equity values increase, separate account fees and margins increase as well.

	Present Value of Future Profits. In accordance with industry practice, when we purchase a block of existing insurance business, we assign a portion of the purchase price, called the present value of future profits ("PVP"), as the pre-tax value of the business acquired. The asset is the discounted value of future cash flows arising from the existing block of business.
The discount rate used is based upon many elements, such as yields generated on similar business, our cost of capital and the interest rate environment as of the purchase date. Discount rates used in determining our PVP assets range from 12.45% to 18.00%.

	After purchase, amortization of the asset occurs in proportion to profits emerging from the purchased policies. The asset is amortized over the expected life of the block of business. The percentages of expected net amortization of the beginning balance of the total PVP asset as of December 31, 2001 are expected to be between 8% and 10% in each of the years 2002 through 2006.

	Deferred Acquisition Costs. Insurance policies issued after the purchase date of a company will generate significant costs that vary directly with and relate to the acquisition of the new business. Under GAAP accounting rules, these acquisition costs on new policies are to be capitalized and recorded as deferred acquisition costs ("DAC"). For interest sensitive life and annuity products, the DAC asset is amortized in proportion to estimated gross profits over the life of the contract. Virtually all of our DAC is a result of writing annuity products.

Amortization of DAC related to operations was $10.7 million, $8.7 million and $4.6 million for the years ended December
31, 2001, 2000 and 1999, respectively. The increase in current year amortization expense resulted primarily from the emergence of gross profits from business sold in recent years. Future expected amortization of DAC, assuming no new business after December 31, 2001 and current assumptions, is as follows (in thousands):

                      2002     2003     2004     2005     2006

Gross amortization    $17,769  $17,393  $15,337  $13,222  $11,237
Interest accumulation   4,996	   3,891    2,982    2,334    1,861
Net amortization	  $12,773	 $13,502	$12,355  $10,888  $ 9,376

Variances Between Actual and Expected Profits. Actual experience on purchased and produced insurance may vary from projections due to differences in renewal premiums collected, investment spreads, mortality costs, persistency, administrative costs and other factors. Variances from original projections, whether positive or negative, are included in net income as they occur. To the extent that these variances indicate that future experience will differ from the estimated profits reflected in the capitalization and amortization of the PVP and DAC assets, current and future amortization rates may be adjusted.

Product Accounting

Accounting for Deferred Annuities and Universal and Interest-Sensitive Life Products. We primarily account for our annuity, universal and interest-sensitive life policy deposits in accordance with Statement of Financial Accounting Standards No. 97 ("SFAS No. 97"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments." Under SFAS No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Thereafter, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Revenues for annuities and universal and interest-sensitive life policies, other than certain non-interest sensitive annuities, consist of policy charges for surrenders and partial withdrawals, mortality and administration, and investment income earned. These revenues do not include the annuity, universal and interest-sensitive life policy deposits. Expenses related to these products include interest credited to policyowner account balances, operating costs for policy administration, amortization of DAC and mortality costs in excess of account balances.

Costs relating to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins. At the time of issuance, the acquisition expenses, approximately 11% of our initial annuity premium deposits and 119% of our premiums from universal and interest-sensitive life products, are capitalized as DAC. In accordance with SFAS No. 97, DAC with interest is amortized over the lives of the policies in a constant relationship to the present value of estimated future gross profits.

	Accounting for Equity-Indexed Annuities. Revenues and expenses for equity-indexed annuities are recognized in accordance with the SFAS No. 97 model, described above. Policy liabilities for equity-indexed annuities are computed in accordance with SFAS No. 133 which requires that an equity-indexed annuity liability be bifurcated into a "host contract" and a "derivative contract". The host contract liability is a book value liability providing for the equity-indexed annuity policy's guaranteed benefits. The derivative contract liability is a market value liability providing for the equity-linked benefits available in the policy. The derivative liability includes a liability for equity-linked benefits accruing during the current contract year, as well as liability amounts for future equity benefits which have not yet been granted.

	Accounting for Traditional Life Products. Traditional life insurance products are accounted as long-duration insurance contracts in accordance with Statement of Financial Accounting Standards No. 60 ("SFAS No. 60"), "Accounting and Reporting by Insurance Enterprises". Under SFAS No. 60, benefit reserves are actuarially calculated using the net level reserve method. Revenues consist of policy premiums and investment income on assets supporting policy liabilities. Expenses consist of policy benefits incurred, increases in policy liabilities, and operating costs for policy administration, and amortization of DAC.

Costs related to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins. At the time of issuance, the acquisition expenses are capitalized as DAC. In accordance with SFAS No. 60, DAC with interest is amortized over the lives of the policies in a constant relationship to policy premiums.

Accounting for Payout Annuities. Payout annuities with no life contingent payments, which comprise the majority of our payout annuities in force and the majority of new payout annuity sales, are accounted as investment contracts in accordance with FAS No. 97. Revenues consist of investment income, and expenses consist of the imputed interest credits to policies as well as operating costs for policy administration. An initial policy liability is established as initial premium less acquisition costs. The imputed credited rate is the rate which equates this net premium to the guaranteed payments. After issue, the liability changes by the amount of imputed interest credits and benefit payments.

Payout annuities with payments contingent on the survival of the annuitant are accounted as limited-payment contracts in accordance with FAS No. 60, with revenue recognition, expense recognition, and liabilities computed as described above for traditional life products.

Accounting for Unit-linked Assurance Products. Separate account income statements and balance sheets are maintained for international unit-linked assurance products. Separate account investment income and investment gains and losses accrue directly to unit-linked policyholder accounts. Revenue and expense recognition for unit-linked products follows a SFAS No. 97 model, with fee income recorded as revenue, and administrative expenses recorded as expense. Policy acquisition costs and revenue from initial sales charges are deferred and amortized as DAC and deferred revenue respectively.

Results of operations by segment for the three years ended
December 31, 2001:

The following tables and narratives summarize the results of our operations by business segment:


                                    2001        2000		1999
                                       (Dollars in thousands)

Domestic operations	    		   $   6,955    $   5,440  $  6,054
International operations	            2,164        3,128     1,266

Consolidated operating income
  before income taxes 	            9,119        8,568     7,320
Applicable income taxes related
  to operating income	            1,790        1,235     2,099

    Consolidated operating income
      after taxes	                 7,329        7,333     5,221

Consolidated realized investment
  gains (losses) before
  income taxes (benefits)	      (7,329)      (2,164)       78
Applicable income taxes (benefits)
  related to realized
  investment gains (losses)	      (1,780)        (457)       27

    Consolidated realized
      investment gains (losses)
      after taxes (benefits)	      (5,549)      (1,707)       51

    Income before extraordinary
      loss				       1,780        5,626     5,272
    Extraordinary loss, net of
      $185 tax benefit	               --         (359)       --

    Net income	                  $   1,780   $    5,267  $  5,272

Consolidated Results and Analysis

	Our 2001 net income was $1.8 million, or 23 cents per diluted share, down 65% per share over the comparable 2000 period. The results for 2001 were impacted by 1) an increase in the Company's effective tax rate resulting in $.6 million; 2) an increase in net realized investment losses, less related amortization and taxes, attributable to the sale of Enron bonds and write-downs on the value of collateralized debt obligations due to increased default rates from the economic slow down of $3.8 million; 3) litigation settlement costs of $.3 million, and 4) reduced spread on interest sensitive products of $.4 million.
These above decreases in net income were somewhat offset by paid life insurance claims, less related reserves, of $.9 million. No extraordinary losses occurred in the current year.

	Our 2000 net income was $5.3 million, or 66 cents per diluted share, up 2% per share over the comparable 1999 period.
 The results for 2000 include increases for 1) net investment spread, the difference between the investment income earned on our investments less the interest we credit to our policyholders, of $21.8 million compared to $19.1 million, 2) separate account margin, separate account fees less related amortization, of $5.7 million compared to $2.8 million and 3) a lower marginal tax rate due to the utilization of our net operating loss carryforwards.
These increases were offset by 1) paid life insurance claims less related reserves of $6.0 million compared to $4.7 million, 2) net realized investment losses less related amortization and taxes, of $1.7 million, and 3) an extraordinary loss of $.4 million in the 2000 period.

Domestic operations:

                                         2001	   2000	  1999
                                       (Dollars in thousands)

Premiums and deposits collected:
  Traditional life	                 $   9,419 $    9,432 $ 10,281
  Deferred annuities                   178,238     94,699   98,678
  Equity-indexed annuities              67,159     73,122   59,348
  Single premium immediate annuities
    and other deposits	               76,435     27,802    5,872
  Universal and interest-sensitive
     Life                         	        641        866    1,778

  Subtotal - interest-sensitive and
    other financial products 	         322,473    196,489  165,676
       Total premiums and deposits
         collected	                 $ 331,892 $  205,921 $175,957

Statement of Operations:
Premium income 	                 $   9,419 $    9,432 $ 10,281
Policy income	                          7,721      8,204    6,826

       Total policy related income	     17,140     17,636   17,107

Net investment income	               58,539     50,279   43,167
Call option gains (losses)	          (5,906)    (7,603)   1,209
Fee and other income	                7,347      5,980    4,207

       Total revenues	               77,120     66,292   65,690

Benefits and claims 	                7,087     13,795   11,807
Interest credited to interest
  sensitive annuities and other
  financial products			     30,227     21,335   25,728
Amortization			                8,931      9,703    6,313
Commission expenses	                     9,262      1,918      735
Other operating expenses	               11,166     10,684   11,668
Interest expense and financing costs	 3,492      3,417    3,385

       Total benefits and expenses	     70,165     60,852   59,636

       Operating income before income
         taxes	                          6,955      5,440    6,054

Net realized investment gains (losses),
  net of related amortization	          (6,546)    (2,164)      78

       Income before income taxes	   $    409 $    3,276 $  6,132

Supplemental Information:
Number of annuity contracts in force	28,482     24,216   24,322
Interest-sensitive annuity and other
  financial products reserves,
  net of reinsurance ceded	        $926,539 $  695,475 $595,388
Number of life policies in force	     47,575     55,533   61,573
Life insurance in force, net of
  reinsurance ceded                 $744,569 $1,042,566 $1,367,533

General: Our domestic operations segment consists of revenues earned and expenses incurred from our United States operations. Our primary products include deferred annuities, equity-indexed annuities and single premium immediate annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of the in force business, mortality experience and management of our operating expenses.

Premium deposits consist of deposits from our flexible premium deferred annuities, equity-indexed annuities, single premium immediate annuities and other financial products that do not incorporate significant mortality features. For GAAP, these premium deposits are not shown as premium income in the income statement. A change in premium deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in premiums may affect the growth rate of assets on which investment spreads are earned.

* Premium deposits for 2001 increased $126.0 million or 64%, to $322.5 million. Deferred annuities increased $83.5 million or 88%, to $178.2 million. Single premium immediate annuities and other deposits increased $48.6 million or 175%, to $76.4 million.

* Premium deposits for 2000 increased $30.8 million or 19% to $196.5 million. Single premium immediate annuities and other deposits increased $21.9 million to $27.8 million. Equity-indexed annuities increased $13.8 million or 23% to $73.1 million.

The increase relates to 1) an expanded geographical presence, 2) favorable agent retention, 3) enhanced presence in the single premium immediate annuity market, 4) the development of an interactive agent website and 5) an A.M. Best rating of B++ (Very
Good).

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

* Premium income for 2001 remained constant at $9.4 million.
Effective August 2001, we suspended the active marketing of life products indefinitely, however we continue to manage our in force life business.

* Premium income for 2000 decreased $.8 million or 8%, to $9.4 million, which is primarily the result of a decline in ordinary life policies in force due to lapse and surrender.

Policy income represents 1) mortality income and administrative fees earned on universal life products, and 2) surrender income earned as a result of terminated universal life and annuity policies.

* During 2001, policy income decreased $.5 million or 6%, to $7.7 million which includes a $.3 million decline in surrender income. Generally during a declining interest rate environment, policyholders are less likely to terminate existing annuity policies, therefore resulting in less surrender income.

* During 2000, policy income increased $1.4 million or 20% to $8.2 million. The increase primarily relates to $1.6 million of surrender income received as a result of 1) reducing crediting rates on certain flexible premium deferred annuity products and 2) general market conditions, offset by 3) lower cost of insurance income.

Net investment income includes interest earned on invested assets and fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

* During 2001, net investment income increased $8.3 million or 16% to $58.5 million. Average cash and invested assets, at book value, increased by $158.0 million or 22% due to the growth in insurance liabilities from annuity sales in recent periods.

* During 2000, net investment income increased $7.1 million or 16% to $50.3 million. Average cash and invested assets, at book value, increased by $95.7 million or 15% due to the growth in insurance liabilities from annuity sales in recent periods.

* The net investment yield earned on our average invested assets was 7.14%, 7.26% and 7.13% for the years ended 2001, 2000 and 1999, respectively. Investment yields fluctuate from period to period and include changes in the general interest rate environment.

See also "Call option losses" and "Interest credited to interest sensitive annuities and other financial products" for additional information regarding the impact of our equity-indexed products.

Call option losses relate to equity-indexed products which are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market.The market value of these call options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

* During 2001, call option losses decreased by $1.7 million or 22% to $5.9 million.

* During 2000, call option losses increased $8.8 million to ($7.6) million compared to call option gains of $1.2 million in 1999.

Call option losses for the 2001 and 2000 periods were due to the impact from changes in the market value of our call options as a result of changes in the S & P 500 Index and the purchase of additional options to support increased equity-indexed liabilities.

Fee and other income consist of fee income related to servicing unaffiliated blocks of business, experience refunds, and commission income.

* During 2001, fee and other income increased by $1.4 million or 23% to $7.3 million. This increase includes commission income from Savers Marketing of $6.2 million, an increase of $1.5 million compared to the 2000 period.

* During 2000, fee and other income increased $1.8 million or 42%, to $6.0 million. This increase includes 1) commission income from Savers Marketing of $4.7 million, an increase of $1.5 million compared to the 1999 period and 2) $.3 million of other income related to a recovery under a keyman insurance policy.

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

* Benefits and claims in 2001 decreased by $6.7 million or 49% to $7.1 million. This decrease includes the impact from single premium immediate annuity reserves of approximately $5.2 million, which are offset by a comparable increase in commission expense and premium tax. In addition, we experienced favorable mortality of $.9 million compared to the 2000 period.

* Benefits and claims in 2000 increased $2.0 million or 17%, to $13.8 million. This increase includes 1) additional reserves needed as a result of increased traditional life premiums and 2) unfavorable mortality experience of $1.3 million compared to the 1999 period.

See also "Commission expenses" and "Other operating expenses" for additional information regarding the impact of our single premium immediate annuities.

Interest credited to interest sensitive annuities and other financial products represents interest credited to insurance liabilities of the flexible premium deferred annuities, equity-indexed annuities, single premium immediate annuities and other financial products. This expense fluctuates with changes in 1) the average interest-sensitive insurance liabilities, 2) the average credited rate on those liabilities, 3) interest earned on invested assets supporting equity-indexed products, 4) the market value fluctuations of call options and 5) the impact of SFAS No. 133, which is substantially offset by amortization.

* In 2001, interest credited increased $8.9 million or 42%, to $30.2 million due to increased average interest sensitive liabilities of $159.2 million or 25% compared to the 2000 period.
In addition, interest credited increased $3.7 million as a result of market value changes of call options supporting our equity-indexed products.

* In 2000, interest credited decreased $4.4 million or 17%, to $21.3 million. This decrease consists of a $7.6 million decline in the market value of call options supporting equity-indexed products. This decrease was offset by increased interest credited due to increased average interest sensitive liabilities of $98.9 million or 20% for the period, including a $61.4 million increase from equity-indexed products.

* Our weighted average credited rate was 5.00%, 4.90% and 4.89% for the years ended 2001, 2000 and 1999, respectively.

The increase in our weighted average crediting rate for 2001 is primarily due to the increased volume of new business which tends to have higher crediting rates than renewal business.
Sales of interest sensitive products increased 64% compared to the 2000 period.

Amortization includes 1) amortization related to the present value of polices purchased from acquired insurance business, 2) amortization of deferred acquisition costs related to capitalized costs of insurance business sold and 3) amortization of goodwill and organizational costs and 4) the impact of adopting SFAS No. 133.

* Amortization in 2001 decreased by $.7 million or 8% to $8.9 million. This decline relates to 1) lower amortization of $.7 million from our purchased insurance business, 2) $.4 million from lower surrenders and 3) $.4 million as a result of adopting FASB 133. These decreases were offset by $.7 million of additional amortization related to annuity sales in recent periods.

* Amortization in 2000 increased $3.4 million or 54%, to $9.7 million. This increase relates to 1) additional amortization of deferred acquisition costs, 2) increased business in force and
3) the recognition of additional profits for the period. Additional profits were recognized from 1) the realization of profits from increased annuity sales in recent periods and
2) the realization of profits from surrender income of deferred annuities.

Commission expenses represent commission expenses, net of deferrable amounts.

* During 2001, commission expenses increased $7.3 million to $9.3 million primarily due to $4.5 million of non-deferrable commissions from increased single premium immediate annuity sales of approximately $48.6 million compared to the 2000 period, and $1.1 million of additional commissions paid by Savers
Marketing due to increased sales.

* During 2000, commission expenses increased $1.2 million to $1.9 million primarily due to non-deferrable commissions from increased single premium immediate annuity sales of approximately
$21.9 million, compared to the 1999 period.

Benefits and claims have been reduced by increased commission expenses related to single premium immediate annuity sales in the periods ending December 31, 2001 and 2000, respectively.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

* In 2001, other operating expenses increased $.5 million or 5% to $11.2 million. This increase is primarily due to $.8 million of premium tax expense from increased sales of single premium immediate annuities, and litigation settlement costs.

* In 2000, other operating expenses decreased $1.0 million or 8%, to $10.7 million. The decrease is due to continued efficiencies achieved through the assimilation of recent acquisitions.

Benefits and claims have been reduced by increased premium taxes related to single premium immediate annuity sales for the periods ending December 31, 2001 and 2000, respectively.

Interest expense and financing costs represent interest expense incurred and the amortization of related debt issuance costs.

* In 2001, interest expense and financing costs increased by $.1 million to $3.5 million. Average borrowings for the period increased $1.6 million primarily due to the Trust Preferred
Offering completed in August 2001.

* In 2000, interest expense and financing costs remained at $3.4 million. Average borrowings for the period declined $3.2 million, however, they were offset by an increased interest rate for the period.

The weighted average interest rate for the 2001 and 2000 periods was 10.47% and 10.76%, respectively.

Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains (losses) may affect the timing of the amortization of deferred acquisition costs and the amortization of the present value of future profits.

* Net realized investment losses, net of amortization, for 2001 were $6.5 million, which is reduced by $3.8 million of deferred acquisition cost amortization. The majority of the loss was attributable to the sale of Enron bonds and write-downs on the value of collateralized debt obligations due to increased default rates. In addition, losses for the 2001 period included the write-off of an investment in an internet based business.

* Net realized investment losses, net of amortization, for 2000 were $2.2 million, which is reduced by $2.3 million of deferred acquisition cost amortization. Approximately 64% of the gross losses for 2000 are related to fixed maturity securities that have a decline in fair value that is considered other than temporary. These securities are considered to be in substantive default.

We maintain a high quality investment portfolio with 95% and 94% of our fixed maturity securities classified as investment grade securities in 2001 and 2000, respectively.

International operations:

                                      2001	    2000	   1999
                                       (Dollars in thousands)

Premiums and deposits collected:
  Traditional life			      $     57   $     41 $    100
  Separate account deposits	        74,364    170,514   55,192

      Total premiums and deposits
        collected	                $ 74,421   $170,555 $ 55,292

Statement of Operations:
Premium income		                $     57   $     41 $    100
Net investment income	                461        498      445
Separate account fees	              8,851      7,728    3,941

      Total revenues	              9,369      8,267    4,486

Benefits and claims	                    (254)        35     (140)
Amortization                           4,158      2,061    1,158
Commission expenses	                     184         12       10
Other operating expenses               3,117      3,031    2,192

      Total benefits and expenses	    7,205      5,139    3,220

      Operating income before
        income taxes	              2,164      3,128    1,266

Net realized investment losses	     (783)        --       --

      Income before income taxes    $  1,381   $  3,128 $  1,266

Supplemental Information:
Separate account contracts (1)	    7,052      4,989    3,380

Separate account liabilities (1)	 $401,097   $520,439 $319,973

(1)	Primarily unit-linked assurance products


General: Our international operations include revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability for this segment primarily depends on the amount of our separate account assets under management, the management fee charged on those assets and management of our operating expenses.

Separate account deposits consist of deposits from our unit-linked assurance products. For GAAP these separate account deposits are not shown as premium income in the income statement. A change in separate account deposits in a single period does not cause our operating income to change, although continued increases or decreases in separate account deposits may affect the growth rate of separate account assets on which fees are earned.

* During 2001, net deposits decreased $96.2 million to $74.4 million. The decrease in deposits is primarily due to the volatile global equity environment which has caused a shift in sales to fixed-income based investments.


* During 2000, net deposits increased $115.3 million or 209%, to $170.6 million for the period. The increase in deposits is primarily due to 1) strengthening of our distribution system by engaging more, highly productive agents, 2) concentrated marketing efforts in certain European countries, primarily Sweden and Belgium and 3) favorable demand, in general, for investment based products.

Net investment income represents income earned on our corporate assets such as cash, short-term investments and fixed securities. Standard Management International is required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

* Net investment income was $.5 million in 2001 and 2000, respectively. Corporate assets averaged $12.1 million for 2001 and $11.5 million for 2000, respectively.

* The net investment yields earned on average invested assets were 3.80%, 4.31% and 4.06% for the years ended 2001,
2000 and 1999, respectively.

Fees from separate accounts represent the net fees earned on our unit-linked assurance products. The fees include asset based administrative fees, premium based administrative fees and the amortization of front end loads (deferred revenue) into income. Asset based fees fluctuate in relation to separate account assets, and premium based fees fluctuate in relation to premium collections for certain products. Deferred revenue amortization fluctuates subject to the amortization rules of SFAS 97.

* During 2001, fees from separate accounts increased $1.1 million or 15% to $8.9 million. The increase is primarily a result of an increase in the amortization of deferred revenue, and is largely offset by a corresponding increase in the amortization of deferred acquisition costs. Average separate account assets for the 2001 period decreased $5.9 million or 1% to $458.6 million. Actual separate account assets decreased $119.3 million or 23% to $401.1 million.

* During 2000, fees from separate accounts increased $3.8 million or 96%, to $7.7 million. This increase is primarily due to an increase of 82% in the average value of assets held in separate accounts for the period. Actual separate account assets increased $200.5 million or 63%, to $520.4 million.

* The impact of foreign exchange translation increased fees from separate accounts $.5 million in 2001 and $.7 million in 2000.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business and foreign exchange translation.

* Amortization increased $2.1 million in 2001 to $4.2 million as a result of applying actual experience to deferred acquisition cost amortization and from amortizing deferred acquisition costs associated with increased sales of recent periods, and is offset by a corresponding increase in deferred revenue amortization.

* Amortization increased $.9 million in 2000 to $2.1 million due to amortizing deferred acquisition costs associated with increased sales of recent periods.

* The impact of foreign exchange translation increased amortization $.5 million in 2001 and $.9 million in 2000.

Commission expenses represent commission expenses, net of deferrable amounts.

* Commission expenses were $.2 million and $12 thousand for the years ended December 31, 2001 and 2000. Due to the nature of our business, most incurred commissions are deferred.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

* Other operating expenses increased $.1 million or 3% in 2001, to $3.1 million as a result of new systems, depreciation and related costs. The number of separate account contracts administered increased 41% to 7,052 in 2001.

* Other operating expenses increased $.8 million or 38% in 2000, to $3.0 million primarily as a result of costs associated with international business growth. The number of separate account contracts administered increased 48% to 4,989 in 2000.

Net realized investment losses generally arise when securities are sold in response to changes in the investment environment.

* Net realized investment losses, for 2001 were $.8 million due to the sale of a security reflecting changes in market conditions.

Foreign currency translation comparisons between 2001, 2000, and 1999 are impacted by the strengthening and weakening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg franc and the Euro. The impact of these translations has been quantified on fees from separate accounts and amortization.

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

Standard Management is a financial services holding company whose liquidity requirements are met through payments received from our subsidiaries. These payments include 1) surplus debenture interest, 2) dividends, 3) management fees, 4) equipment rental fees, 5) lease income and 6) allocation of taxes through a tax sharing agreement, all of which are subject to restrictions under applicable insurance laws and are used to pay our operating expenses and meet our debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets.

Potential Cash Available for 2002

We anticipate that available cash from our existing working capital, surplus debenture interest, dividends, management fees, rental income and tax sharing payments will be more than adequate to meet our anticipated parent company cash requirements for 2002. The following describes our potential sources of cash in 2002.

Surplus Debenture Interest. We loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements ("surplus debentures") which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. We currently anticipate these quarterly approvals will be granted.
Assuming the approvals are granted and the December 31, 2001 interest rate of 6.75% continues, we are expected to receive interest income of $1.8 million from the surplus debenture in 2002.

Dividends paid from Standard Life are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2001, we received dividends of $1.6 million and $.5 million from Standard Life and Savers Marketing, respectively. In 2002, we could receive dividends of approximately $4.4 million from Standard Life.

Management Fees. Pursuant to a management services agreement, Standard Life paid $3.6 million during 2001 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $1.1 million in 2001, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2002, we are expected to receive management fees of $3.6 million from Standard Life.

Pursuant to the management services agreement, Premier Life
(Luxembourg) paid $1.2 million during 2001 for certain management, technical support and administrative services. The agreement provides that it may be modified or terminated by either Standard Management or Premier Life (Luxembourg). In 2002, we are expected to receive management fees of $1.2 million from Premier Life (Luxembourg).

Equipment Rental Fees. In 2001 we charged subsidiaries $1.1 million for the use of our equipment. In 2002, we are expected to receive $1.1 million of rental income from Standard
Life.

Lease Income. Effective January 1, 2002, we entered into a lease agreement with Standard Life whereby Standard Life will lease approximately 46,000 square feet of our office space located at 10689 North Pennsylvania Street. In 2002, we are expected to receive lease income of $.8 million from Standard Life.

Tax Sharing Payments. Effective January 1, 2000 we entered into a tax sharing agreement with Savers Marketing
Corporation and Standard Management International that allocates the consolidated federal income tax liability. During 2001, Savers Marketing and Standard Management International paid $.5 million and $.8 million, respectively, in accordance with this agreement.

Estimated Cash Required in 2002

The following are the characteristics of our mortgage payable, notes payable and trust preferred securities, including estimated required payments in 2002.

Mortgage Payable:

The following are characteristics of our mortgage payable agreement at December 31, 2001:

* outstanding balance of $6.9 million;

* interest rate of 7.375% per annum;

* principal and interest payments: $56 thousand dollars per month through December, 2011;

* interest payments required in 2002 based on current balances will be $.5 million;

* note may be prepaid on or before January, 2005 at 105% and declining to 101% after December, 2008.

Notes Payable:

The following are characteristics of our amended credit agreement at December 31, 2001:

* outstanding balance of $9.0 million;

* weighted average interest rate of  7.28%;

* principal payments: $.6 million due March 2002 and $2.5 million due annually thereafter through March 2005;

* subject to certain restrictions and financial and other covenants;

* interest payments required in 2002 based on current balances will be $.7 million.

The following are characteristics of our subordinated debt agreement at December 31, 2001:

* outstanding balance of $11.0 million;

* interest rate is greater of 1) 10% per annum or 2) six month
London Inter-Bank Offered Rate ("LIBOR") plus 1.5%;

* due October 2007;

* interest payments required in 2002 based on current balances will be $1.1 million.

Trust Preferred Securities: These securities represent an undivided beneficial interest in the assets of SMAN Capital Trust I, a Delaware business trust organized to purchase our junior subordinated debentures and issue preferred securities. The assets of the Trust consist solely of the debentures which were purchased by the Trust with the proceeds of the offering. On August 9, 2001, the Trust completed a public offering of $20.7 million of its 10.25% preferred securities. The Trust used the proceeds of this offering to purchase our 10.25% junior subordinated debentures. Net proceeds from the sale of the debentures of approximately $19.3 million were used to redeem our Series A preferred stock of $6.5 million and repay $7.3 million of our notes payable. The remaining proceeds were used for general corporate purposes.

The following are characteristics of our trust preferred securities at December 31, 2001:

* outstanding balance of $20.7 million;

* annual distribution rate of 10.25%: distributions may be deferred up to 20 consecutive quarters;

* matures August 9, 2031;

* may be redeemed on or after August 9, 2006 at $10 per security plus accumulated and unpaid distributions;

* distributions required in 2002 based on current balances will be $2.1 million;

* distributions are classified as interest expense.

General: On a consolidated basis we reported net cash provided by operations of $8.0 and $.9 million for 2001 and 2000, respectively. Although deposits received on our interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, these funds are available. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $222.0 and $108.2 million for 2001 and 2000, respectively. Cash generated on a consolidated basis is available only to the extent that it is generated at the holding company level or is available through interest, dividends, management fees or other payments from our subsidiaries.

At March 1, 2002, we had "parent company only" cash and short-term investments of $.9 million. These funds are available for general corporate purposes. Our "parent company only" operating expenses (not including interest expense) were $4.3 million and $4.5 million for 2001 and 2000, respectively.

Liquidity of Insurance Operations

U.S. Insurance Operations. The principal liquidity requirements of Standard Life are its 1) contractual obligations to policyholders, 2) surplus debenture interest, dividends, management fees and rental fees to Standard Management and 3) other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of annuity products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best rating and events in the industry that affect policyholders' confidence. In April 2001, Standard Life received a rating from A.M. Best of B++, or "very good" category. As rationale for this rating, A.M. Best noted Standard Life's continued business growth, improved operating results during 2000 and increased fee income received from administration.

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

Changes in interest rates may affect our incidence of policy surrenders and other withdrawals. In addition to the potential effect on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect our earnings if we were required to sell investments at reduced values to meet liquidity demands. We manage our asset and liability portfolios in order to minimize the adverse earnings effect of changing market interest rates. We seek assets that have duration characteristics similar to the liabilities that they support. We also prepare cash flow projections and perform cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. Our U.S. insurance subsidiaries currently expect available liquidity sources and future cash flows to be adequate to meet the demand for funds.

Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners as modified by the Indiana Department of Insurance, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, we control the amount of net new premiums written to manage the effect of such surplus strain. Our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions with funds generated through our debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2002. As of December 31, 2001, Standard Life had statutory capital and surplus for regulatory purposes of $43.9 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $215.0 million for 2001 and $92.9 million for 2000. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

International Operations. The amount of dividends that may be paid by Standard Management International without regulatory approval is limited to its accumulated earnings. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 2001 and 2000 due to accumulated losses. Premier Life (Bermuda) paid a dividend of $.3 million in 2000. We do not anticipate receiving dividends from Standard Management International in 2002.


Factors That May Affect Future Results

We are subject to a number of factors affecting our business, including intense competition in the industry and the ability to attract and retain agents and employees. If we are unable to respond appropriately to any of these factors, business and financial results could suffer.

Our operating results are affected by many factors, including, competition, lapse rates, interest rates, maintenance of insurance ratings, governmental regulation and general business conditions, many of which are outside its control.

We operate in a highly competitive environment and are in direct competition with a large number of insurance companies, many of which offer a greater number of products through a greater number of agents and have greater resources.
In addition, we may be subject, from time to time, to new competition resulting from additional private insurance carriers introducing products similar to those offered by us. Moreover, as a result of recent federal legislation, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied, and we expect to encounter increased competition from these providers of financial services. This competitive environment could result in lower premiums, loss of sales and reduced profitability.

Our management believes that the ability to compete is dependent upon, among other things, the ability to retain and attract independent general agents to market products and the ability to develop competitive products that also are profitable. Although management believes that good relationships with our independent general agents exist, competition for those agents among insurance companies is intense. Our independent general agents typically represent other insurance companies and may sell products that compete with our products. Sales of our annuity, life insurance and unit-linked assurance products and therefore, our business, results of operations and financial condition may be adversely affected if we are unsuccessful in attracting and retaining independent agents and marketing organizations. See "Business of Standard Management-Competition."

Our success also depends upon the continued contributions of key officers and employees. Should one or more of these individuals leave or otherwise become unavailable for any reason, business and results of operations could be materially adversely affected. See "Business of Standard Management-Employees."

Financial results could suffer if our A.M. Best ratings are downgraded.

Insurers compete with other insurance companies, financial intermediaries and other institutions on the basis of a number of factors, including the ratings assigned by A.M. Best Company, Inc. A.M. Best Company assigns ratings labeled A++ through
F ("Superior," "Excellent," "Very Good," "Fair," "Marginal," "Weak," "Poor," "Under Regulatory Supervision," and "In Liquidation"). Standard Life and Dixie Life have a rating of B++ (Very Good) and B (Fair), respectively, by A.M. Best Company.
 A.M. Best Company's ratings represent their opinion based on a comprehensive quantitative and qualitative review of our financial strength, operating performance and market profile. A rating of B++ is assigned by A.M. Best to companies that, in their opinion, have achieved very good overall performance when compared to the standards established by A.M. Best, and have a good ability to meet their obligations to policyholders over a long period of time. A rating of B is assigned by A.M. Best to companies that, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves, and the experience and competence of its management. A.M. Best reviews its ratings of insurance companies from time to time. If the A.M. Best ratings were downgraded, sales of annuity products could be significantly impacted and the financial condition and results of operations could be materially adversely affected. See "Business of Standard Management-Competition."

Changes in governmental regulation and legislation could have a substantial impact on our profitability.

Our insurance subsidiaries are subject to substantial governmental regulation in each of the jurisdictions in which they conduct business. Changes in these regulations could have a significant impact on our profitability. The primary purpose of these regulations is to protect policyholders, not investors. These regulations are vested in governmental agencies having broad administrative power with respect to all aspects of our insurance business, including premium rates, policy forms and applications, marketing illustrations, dividend payments, capital adequacy and the amount and type of investments we may have.

The National Association of Insurance Commissioners, or NAIC, and state insurance regulators continually reexamine existing laws and regulations and their application to insurance companies. Changes in the NAIC or state regulations, including, for example, changes in the risk-based capital requirements which are determined by the NAIC and state regulators, could affect the ability of our subsidiaries to pay dividends to us which could affect our ability to make payments to you.

In addition, the federal government has become increasingly involved with insurance regulation in recent years, including the passage of the Gramm-Leach-Bliley Act, and more comprehensive federal legislation in this area is still being actively considered by Congress. Federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, affect us specifically and the insurance business in general. New state or federal laws or regulations, as well as a more strict interpretation of existing laws or regulations, may adversely affect our current claims exposure, adversely affect the profitability of our current and future products, and materially affect our future operations by increasing the costs of regulatory compliance. We cannot predict the impact of future state or federal laws or regulations on our business. See "Business of Standard Management - Regulatory Factors."

Interest-rate fluctuations could negatively affect spread income.

Significant changes in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies. Both rising and declining interest rates can negatively affect spread income. Although we develop and maintain asset/liability management programs and procedures designed to preserve spread income in rising or falling interest rate environments, changes in interest rates could adversely affect these spreads.

Our financial results are highly dependent on the financial condition of the companies in which we make investments and could suffer if the value of our investments decreases due to factors beyond our control.

Our invested assets, approximately $966 million, represented approximately 60% of our total assets at December 31, 2001. These investments are subject to customary risks of credit defaults and changes in market values. In addition, the value of our investment portfolio depends in part on the financial condition of the companies in which we have made investments. Factors beyond our control, including interest rate levels, financial market performance, and general economic conditions may have a significant negative impact on our investment income and the value of our investment assets, which would have a material adverse affect on our financial condition.

Our substantial reliance on reinsurers could cause our financial results to suffer.

We are able to assume insurance risks beyond the level which our capital and surplus would support by transferring substantial portions of risks to other, larger insurers through reinsurance contracts. Approximately 45% of our life insurance in force and 5% of our annuity policy liabilities have risks that we have reinsured through reinsurance contracts. However, these reinsurance arrangements leave us exposed to credit risk, which exists because reinsurance does not fully relieve us of our liability to our insureds for the portion of the risks ceded to reinsurers. This liability may exceed our established reserves which would have a significant negative affect on our net income. In addition, reinsurance may not continue to be available to us at commercially reasonable rates. If reinsurance is not available to us in the future, the amounts we reserve as liabilities for payment of claims would significantly increase and the amount and value of policies we sell would significantly decrease, which would have a material adverse effect on our business and operating results.

Our policy claims fluctuate from year to year, and future benefit payments may exceed our established reserves, which would cause our earnings to suffer.

Our earnings are significantly dependent upon the extent to which the actual claims received by our subsidiaries is consistent with the actuarial practices and assumptions we use in establishing reserves for the payment of benefit claims. To the extent that the actual claims experience of our subsidiaries exceeds our established reserves, our operating income would be negatively affected, resulting in an adverse affect on our earnings.

Volatility in benefit claims is common in the life insurance industry. Our benefits and claims were $28 million and $20 million for the years 2001 and 2000 respectively. While our reserves have been sufficient to cover policy claims in the past and we attempt to limit the risk by carefully underwriting new policies and sharing risks with reinsurance companies, we may still experience a period of higher than anticipated benefit claims that exceeds our established reserves. If this were to happen, it could result in increased operating losses.

Because a significant portion of our annuity contracts are surrenderable, any substantial increase in the level of surrenders could negatively affect financial results.

As of December 31, 2001, approximately 88% or $735 million of annuity contracts in force (measured by statutory reserves) were surrenderable. Approximately 12% of those contracts or approximately $97 million of annuity contracts in force (measured by statutory reserves) are surrenderable without charge. Changes in prevailing interest rates, ratings or other factors which result in or lead to significant levels of surrenders of existing annuity contracts could have a material adverse effect on our financial condition and results of operations. Surrenders result in a reduction of invested assets that earn investment income and a reduction of policyholder account balances that credit interest.

Our financial results could be materially adversely affected if our assumptions regarding the value of intangible assets prove to be incorrect.

Included in our financial statements are certain assets that are primarily valued, for financial statement purposes, on the basis of management's assumptions. These assets include items such as:

* deferred acquisition costs;

* present value of future profits;

* costs in excess of net assets acquired; and

* organization and deferred debt issuance costs.

The assumptions are based upon, among others, interest rate spread and rates of mortality, surrender and lapse. If, for instance, future mortality rates were higher than expected, projected margins would be lower and deferred acquisition cost amortization would increase. The value of these assets reflected in our December 31, 2001 balance sheet totaled $150 million, or 9.3% of our assets. Although we have established procedures to periodically review the assumptions used to value these assets and determine the need to make adjustments, if our assumptions are incorrect and adjustments need to be made, our financial results could be materially adversely affected.

Item 7a.     Quantitative and Qualitative Disclosures About Market
Risk

We seek to invest available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency. Approximately 74% of the total insurance liabilities at December 31, 2001 had surrender penalties or other restrictions and approximately 14% are not subject to surrender.

We also seek to maximize the total return on our investments through active investment management. Accordingly, we have determined that the entire portfolio of fixed maturity securities is available to be sold in response to:

* changes in market interest rates,

* changes in relative values of individual securities and asset sectors,

* changes in prepayment risks,

* changes in credit quality outlook for certain securities,

* liquidity needs, and

* other factors.

Profitability of many of our products is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2001, the average yield, computed on the cost basis of the investment portfolio, was 7.14%, and the average interest rate credited or accruing to total insurance liabilities was 5.00%, excluding guaranteed interest bonuses for the first year of the annuity contract.

Computer models were used to perform simulations of the cash flows generated from our existing business under various interest rate scenarios. These simulations measured the potential gain or loss in fair value of interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of assets to the duration of liabilities. When the estimated duration of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2001, the option adjusted duration of fixed maturity securities and short-term investments were approximately 5.1, and the option adjusted duration of insurance liabilities was approximately 4.0. The "option adjusted duration" compares the change in the value of an asset or liability with a change in interest rates. For instance, the option duration of our fixed maturity securities and short-term investments is approximately 5.1. This means that if interest rates in general increased 1%, the value of our asset portfolio would decrease by approximately 5.1%.

If interest rates were to increase by 10% from their December 31, 2001 levels, our fixed maturity securities and short-term investments (net of the corresponding changes in the values of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $24.5 million.

The calculations involved in our computer simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in the value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because our investments and liabilities are actively managed, actual losses could be less than those estimated above.

Standard Management International could be exposed to currency fluctuations if currencies within the conventional investment portfolio or certain actuarial reserves are mismatched. The assets and liabilities of this portfolio and the reserves are continually matched by the company and at regular intervals by an independent actuary. In addition, Premier Life (Luxembourg's) stockholder's equity is denominated in Euros. Premier Life (Luxembourg) does not hedge its translation risk because its stockholder's equity will remain in Euros for the foreseeable future and no significant realized foreign exchange gains or losses are anticipated. At December 31, 2001, there is a $2.2 million unrealized loss from foreign currency translation.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements and supplementary data required with respect to this Item 8 are listed in Item 14(a)(1) and included in a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.


PART III

The Registrant will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2002 Annual Meeting of Shareholders, (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statements that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant

The information concerning our directors required by this item is incorporated by reference to our Proxy Statement.

The information concerning our executive officers required by this
Item is incorporated by reference herein to the section in Part I, entitled "Executive Officers".

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13.	Certain Relationship and Related Transactions

The information required by this Item is incorporated by reference to our Proxy Statement.



PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3)  List of Exhibits:

Exhibit
Number		Description of Document


2.1	Amended and Restated Agreement and Plan of Merger dated as of
     December 9, 1997 among Standard
     Management, SAC and Savers Life (incorporated by reference to Registration Statement on Form S-4
     (Registration No. 333-43023)).

2.2	Stock Purchase Agreement dated as of June 4, 1998 by and
     among Standard Management and MC Equities,
     Inc. (incorporated by reference to Form 8-K (Registration No.
     0-20882)).

2.3	First Amendment to Stock Purchase Agreement dated as of
     July 1, 1998 by and among Standard Management and MC Equities, Inc. (incorporated by reference to Form 8-K
     (Registration No. 0-20882)).

2.4	Second Amendment to Stock Purchase Agreement dated as of
     July 23, 1998 by and among Standard
     Management and MC Equities, Inc. (incorporated by reference to Form 8-K (Registration No. 0-20882)).

2.5	Third Amendment to Stock Purchase Agreement dated as of
     October 8, 1998 by and among Standard
     Management and MC Equities, Inc. (incorporated by reference to Form 8-K (Registration No. 0-20882)).

3.1	Amended and Restated Articles of Incorporation, as
     amended (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31,
     1996).

3.2	Amended and Restated Bylaws as amended (incorporated by
     reference to Registration Statement on Form S-1
     (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to Exhibit 3 of Quarterly
     Report on Form 10-Q (File No. 0-20882) for the quarter ended
     September 30, 1994).

4.1 Certificate of Trust of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1
     (Registration No. 333-60886))

4.2 Trust Agreement of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1
     (Registration No. 333-60886))

4.3  Form of Amended and Restated Trust Agreement of SMAN Capital
     Trust I among Standard Management,
     Bankers Trust Company and Bankers Trust (Delaware)
     (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))

4.4 Form of Preferred Securities Certificates (incorporated by reference to Registration Statement on Form S-1
     (Registration No. 333-60886))

4.5  Form of Junior Subordinated Indenture between Standard
     Management and Bankers Trust Company
     (incorporated by reference to Registration Statement on Form
     S-1 (Registration No. 333-60886))

4.6 Form of Junior Subordinated Debenture (incorporated by reference to Registration Statement on Form S-1
     (Registration No. 333-60886))



Exhibit
Number		Description of Document


4.7  Form of Preferred Securities Guarantee Agreement between
     Standard Management and Bankers Trust Company
     (incorporated by reference to Registration Statement on Form
     S-1 (Registration No. 333-60886))

4.8	Form of Senior Note Agreement Warrant (incorporated by
     reference to Registration Statement on
     Form S-1 (Registration No. 33-53370)).

4.9	Amended and Restated Registration Rights Agreement dated
     as of April 15, 1997 by and between
     Standard Management and Fleet National Bank (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).

4.10	Form of Fleet National Bank Warrant (incorporated by
     reference to Annual Report on Form 10-K (File
     No. 0-20882)).

4.11	Form of President's Club Warrant (incorporated by
     reference to Annual Report on Form 10-K (File No. 0-20882)).

10.1	Third Amended and Restated Employment Contract by and
     between Standard Management and Ronald D. Hunter, dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.2	Third Amended and Restated Employment Contract by and
     between Standard Management and
     Edward T. Stahl, dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly
     Report on Form 10-Q (File No. 0-20882) for the quarter ended
     September 30, 1999).

10.3	Third Amended and Restated Employment Contract by and
     between Standard Management and
     Raymond J. Ohlson, dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30,
     1999).

10.4	Second Amended and Restated Employment Contract by and
     between Standard Management and
     Stephen M. Coons dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30,
     1999).

10.5	Indemnification Agreement between Standard Management
     and Stephen M. Coons and Coons & Saint,
     dated August 1, 1991 (incorporated by reference to Registration Statement on Form S-1 (Registration
     No. 33-53370) as filed with the Commission on January 27,
     1993).

10.6	Standard Management Amended and Restated 1992 Stock
     Option Plan (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-
     35447) as filed with the Commission on September 11, 1997.

10.7* Lease by and between Standard Life and Standard
     Management, dated December 28, 2001.

10.8	Management Service Agreement between Standard Life and
     Standard Management dated August 1, 1992, as amended on
     January 1, 1997 and as further amended on January 1, 1999 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).

10.9	Agreement for Assumption Reinsurance between the
     National Organization Of Life and Health
     Insurance Guaranty Associations and Standard Life, concerning, The Midwest Life Insurance Company in Liquidation effective June 1, 1992 (incorporated by reference to Registration Statement on
     Form S-1 (Registration No. 33-53370) as filed with the
     Commission on January 27, 1993).


Exhibit
Number		Description of Document

10.10 Reinsurance Agreement between Standard Life and
     Swiss Re Life and Health effective May 1, 1975
     (incorporated by reference to Registration Statement on Form
     S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.11 Reinsurance Agreement between Firstmark Standard
     Life Insurance Company and Swiss Re Life and
     Health effective February 1, 1984 (incorporated by reference to Registration Statement on Form S-1
     (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.12 Reinsurance Contract between First International and Standard Life dated July 10, 1992 (incorporated by reference to Registration Statement on Form S-1
     (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.13 Amended Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company effective January 1, 1995 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.14 Management Service Agreement between Premier Life
     (Luxembourg) and Standard Management dated
     September 30, 1994 (incorporated by reference to Annual
     Report on Form 10-K (File No. 0-20882)
     for the year ended December 31, 1994).

10.15 Assignment of Management Contract dated October 2,
     1995 of Management Contract dated January 1,
     1987 between DNC and Dixie Life to Standard Life
     (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31,
     1996).

10.16 Automatic Indemnity Reinsurance Agreement between
     First International and The Guardian
     Insurance & Annuity Company, Inc. dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.17 Indemnity Retrocession Agreement between The
     Guardian Insurance & Annuity Company, Inc. and
     Standard Life dated and effective January 1, 1996
     (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31,
     1996).

10.18 Automatic Indemnity Reinsurance Agreement between
     The Guardian Insurance & Annuity Company,
     Inc. and Standard Life dated and effective January 1, 1996
     (incorporated by reference to Annual
     Report on Form 10-K (File No. 0-20882) for the year ended
     December 31, 1996).

10.19 Administrative Services Agreement between First
     International and Standard Life dated and effective
     March 18, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31,
     1996).

10.20 Amendment No. 1 to Amended and Restated Revolving
     Line of Credit Agreement dated as of March
     10, 1998 between Standard Management and Fleet National Bank
     (incorporated by reference to
     Quarterly Report on Form 10-Q (File No. 0-20882)).

10.21 Amended and Restated Note Agreement dated as of
     March 10, 1998 between Standard Management and Fleet National Bank in the amount of $20,000,000
     (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882)).

10.22 Amended and Restated Pledge Agreement dated as of
     March 10, 1998 between Standard Management and Fleet National Bank (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882)).


Exhibit
Number		Description of Document

10.23 Surplus Debenture dated as of November 8, 1996 by and between Standard Management and Standard
     Life in the amount of $13,000,000 (incorporated by reference to Quarterly Report on Form 10-Q (File
     No. 0-20882) for the quarter ended September 30, 1996).

10.24 Portfolio Indemnify Reinsurance Agreement between
     Dixie Life and Cologne Life Reinsurance
     Company dated and effective December 31, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.25 Coinsurance Agreement effective as of July 1, 1997 by and between Savers Life and World Insurance
     Company (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447)).

10.26 Amendment I to the Guardian Indemnity Retrocession
     Agreement effective as of January 1, 1996 by and between The Guardian Insurance and Annuity Company and
     Standard Life (incorporated by reference to Registration
     Statement on Form S-4 (Registration No. 333-35447)).

10.27 Promissory Note from Ronald D. Hunter to Standard
     Management in the amount of $775,500 executed
     October 28, 1997 (incorporated by reference to Quarterly
     Report on Form 10-Q (File No. 0-20882) for the quarter ended
     September 30, 1997).

10.28 Reinsurance Agreement between Standard Life and
     Life Reassurance Corporation of America effective
     September 1, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December
     31, 1997).

10.29 Reinsurance Agreement between Standard Life and
     Business Men's Assurance Company of America effective September 1, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).

10.30 Indemnity Reinsurance Agreement between Standard
     Life and the Mercantile and General Life
     Reassurance Company of America dated March 30, 1998 and effective June 1, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).

10.31 Certificate of Designations for Series A
     Convertible Redeemable Preferred Stock (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).

10.32 Quota Share Reinsurance Agreement between Savers
     Life and the Oxford Life Insurance Company dated September 24, 1998 and effective July 1, 1998
     (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended
     September 30, 1998).

10.33 Addendum No. 5 to Reinsurance Agreement between
     Standard Life and Winterthur Life Re Insurance
     Company dated August 20, 1998 and effective October 1, 1998
     (incorporated by reference to Quarterly Report on Form 10-Q
     (File No. 0-20882) for the quarter ended September 30, 1998).

10.34 Articles of Merger of Savers Life into Standard
     Life effective as of December 31, 1998 and approved by the Indiana Department of Insurance December 29, 1998
     (incorporated by reference to Annual
     Report on Form 10-K (File No. 0-20882) for the year ended
     December 31, 1998).

10.35 Plan and Agreement of Merger of Savers Life into
     Standard Life effective as of December 31, 1998 dated October 30, 1998 (incorporated by reference to Annual
     Report on Form 10-K (File No. 0-20882) for the year ended
     December 31, 1998).



Exhibit
Number		Description of Document


10.36 Articles of Merger of Midwestern Life into Standard
     Life effective as of December 31, 1998 and approved by the Indiana Department of Insurance December 29,
     1998 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.37 Plan and Agreement of Merger of Midwestern Life into Standard Life effective as of December 31, 1998 dated October 30, 1998 (incorporated by reference to
     Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.38 Amended and Restated note Agreement dated as of September 24, 1998 between Standard
     Management and Fleet National Bank in the amount of $26,000,000 (incorporated by reference to
     Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.39 Amendment No. 2 to Amended and Restated Revolving
     Line of Credit Agreement dated as of
     September 24, 1998 between Standard Management and Fleet
     National Bank (incorporated by reference to Annual Report on
     Form 10-K (File No. 0-20882) for the year ended December 31,
     1998).

10.40 Amended and Restated Registration Rights Agreement dated as of August 19, 1998 between Standard
     Management and Fleet National Bank (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.41 Amended and Restated Pledge Agreement dated as of
     September 23, 1998, between Standard
     Management and Fleet National Bank (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.42 Warrant to purchase common stock of Standard
     Management dated August 19, 1998 entitling Fleet
     National Bank to purchase 20,000 shares (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.43 Guaranty dated October 1, 1998 made by Standard
     Management in favor of Fleet National Bank
     (incorporated by reference to Annual Report on Form 10-K
     (File No. 0-20882) for the year ended December 31, 1998).

10.44 Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard
     Life in the amount of $8.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.45 Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard
     Life in the amount of $6.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.46 Employment Agreement between Standard Management and P.B. (Pete) Pheffer dated and effective
     July 1, 1999, (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended
     September 30, 1999).

10.47 Note Agreement dated October 31, 2000 by and between Standard Management and Zurich Capital Markets, Inc. in the amount of $11.0 million. Included as an exhibit to this note agreement is an Investment Advisory Agreement dated December 1, 2000 by and between Standard Management and Scudder Kemper Investments, Inc. (incorporated by reference to Annual Report in Form 10-K [File No. 0-20882] for the year ended December 31, 2000).



Exhibit
Number		Description of Document


10.48 Letter Agreement serving as Amendment No. 3 to
     Amended and Restated Line of Credit Agreement dated October 3, 2000 by and between Standard Management and Fleet National Bank (incorporated by reference to Standard
     Management's Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2001).

10.49* Employment Agreement between Standard Management and John J. Dillon dated and effective January
     1, 2002.

10.50* Promissory note for $6.9 million between Standard
     Management and Republic Bank dated December
     28, 2001.

10.51* Deferred Compensation Plan of Standard Management dated and effective December 31, 2001.




21*	List of Subsidiaries of Standard Management

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG Audit

24*	Powers of Attorney

*Filed with the initial filing of this Form 10-K on March 29, 2002.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Exhibit
Number

None

(b)  Reports on Form 8-K filed during the fourth quarter of  2001.

No reports on Form 8-K were filed with the Commission in the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002
STANDARD MANAGEMENT CORPORATION

/s/  Ronald D. Hunter
Ronald D. Hunter
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/  Ronald D. Hunter
Ronald D. Hunter		Chairman, President and Chief
                         Executive Officer
                         (Principal Executive Officer)

  *
P.B. (Pete) Pheffer		Director, Executive Vice President,
                         and Chief Financial Officer
                         (Principal Financial Officer)

  *
Gerald R. Hochgesang	Senior Vice President - Finance
                         and Treasurer
                         (Principal Accounting Officer)

   *
Raymond J. Ohlson		Director

   *
Edward T. Stahl		Director

   *
Stephen M. Coons		Director

   *
Martial R. Knieser		Director

   *
Robert A. Borns		Director

   *
John J. Dillon			Director

   *
Jerry E. Francis		Director

   *
Robert J. Salyers		Director


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

                     Year Ended December 31, 2001

                   STANDARD MANAGEMENT CORPORATION

                         INDIANAPOLIS, INDIANA










         STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

        INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
               AND FINANCIAL STATEMENT SCHEDULES

                                                              Page

Audited Consolidated Financial Statements

Report of Independent Auditors		                       F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000   F-4

Consolidated Statements of Income for the Years Ended
December 31, 2001, 2000 and 1999		                       F-5

Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 2001, 2000 and 1999		                  F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999		                       F-8

Notes to Consolidated Financial Statements		             F-9

Financial Statement Schedules

The following consolidated financial statement schedules are included in this report and should be read in conjunction with the Audited Consolidated Financial Statements.

Schedule II -- Condensed Financial Information of Registrant
(Parent Company) for the Years Ended December 31, 2001, 2000
and 1999	                                                    F-30

Schedule IV -- Reinsurance for the Years Ended December 31,
2001, 2000 and 1999		                                     F-34

Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated
Financial Statements or related Notes.



                       Report of Independent Auditors

Shareholders and Board of Directors
Standard Management Corporation

We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated balance sheets at September 30, 2001 and 2000 or the consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended September 30, 2001 of Standard Management International S.A.
and subsidiaries, a wholly owned subsidiary group, which financial statements reflect assets totaling approximately 27% and 37%
of the Company's consolidated assets at December 31, 2001 and 2000 and revenues totaling approximately 11%, 11% and 6% of consolidated revenues for each of the three years in the period ended December 31, 2001. Those financial statements, which as explained in Note 1, are included in the Company's consolidated balance sheets at December 31, 2001 and 2000, and the Company's consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December
31, 2001, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Standard Management International S.A., is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Ernst & Young LLP




Indianapolis, Indiana
February 1, 2002





                  Report of Independent Auditors

Shareholders and Board of Directors
Standard Management International S.A.

We have audited the consolidated balance sheets of Standard Management International S.A. and its subsidiaries as at September 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended September 30, 2001 (none of which aforementioned financial statements are separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the annual accounts. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Management International S.A. and its subsidiaries as at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



Luxembourg City, Luxembourg



February 14, 2002
KPMG Audit




       STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS
       (Dollars in Thousands, Except Per Share Amounts)

								          December 31
								      2001	    2000
                 ASSETS

Investments:
  Securities available for sale:
    Fixed maturity securities, at fair
	value (amortized cost: $932,848
     in 2001 and $742,597 in 2000)	       $  922,961   $  718,912
    Equity securities, at fair value
     (cost: $7 in 2001 and $538 in 2000)	      7          362
  Mortgage loans 	                           5,023        4,778
  Policy loans	                               13,034       14,280
  Real estate 	                                4,011        3,242
  Other invested assets	                        776          776
  Short-term investments	                     15,417       12,489
      Total investments	                    961,229      754,839
Cash	                                         18,144        1,840
Accrued investment income	                14,219       12,298
Amounts due and recoverable from reinsurers	 42,069       43,158
Deferred acquisition costs	               120,382       91,855
Present value of future profits	           22,269       26,343
Goodwill	                                     5,146        5,430
Other assets	                               23,098       14,255
Assets held in separate accounts	          401,097      520,439
      Total assets	                      $1,607,653   $1,470,457

	LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Insurance policy liabilities	       $1,074,223   $  837,345
  Accounts payable and accrued expenses	       7,900        7,347
  Obligations under capital lease	            1,152           --
  Mortgage payable	                           6,900           --
  Notes payable	                          19,100       31,500
  Deferred income taxes	                      6,392        4,397
  Liabilities related to separate accounts	401,097      520,439
      Total liabilities	                  1,516,764    1,401,028

Company-obligated trust preferred
  securities	                               20,700           --

Series A convertible redeemable preferred
 stock, par value $100 per share:
      Authorized 130,000; 65,300 shares
      redeemed in 2001, 65,300 issued and
      outstanding in 2000                         --        6,530

Shareholders' Equity:
  Preferred stock, no par value
     Authorized 870,000 shares; none issued
     and outstanding	                         --           --
  Common stock and additional paid in
   capital, no par value
     Authorized 20,000,000 shares; issued
     9,039,471 in 2001 and 9,038,134 in 2000	 63,011       63,019
  Treasury stock, at cost, 1,492,978 shares
   in 2001 and 2000	                          (7,589)      (7,589)
  Accumulated other comprehensive loss	      (6,172)     (12,008)
  Retained earnings 	                     20,939       19,477
      Total shareholders' equity	           70,189       62,899
      Total liabilities and shareholders'
        equity	                           $1,607,653   $1,470,457

	See accompanying notes to consolidated financial statements.

          STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands, Except Per Share Amounts)


								Year Ended December 31

		       					2001		2000		1999
Revenues:
  Premium income		             $ 9,476   $ 9,474   $10,381
  Net investment income	              59,000    50,776    43,612
  Call option gains (losses)	         (5,906)   (7,603)    1,209
  Net realized investment gains
   (losses)	                       (11,134)   (4,492)       78
  Policy income	                    7,721     8,204     6,826
  Separate account fees	               8,851     7,728     3,941
  Fee and other income	               7,348     5,980     4,207
      Total revenues	              75,356    70,067    70,254

Benefits and expenses:
  Benefits and claims	               6,834    13,830    11,667
  Interest credited to interest-
    sensitive annuities and
    other financial products           30,227    21,335    25,728
  Amortization		                    9,284     9,436     7,471
  Commission expenses		          9,446     1,930       995
  Other operating expenses             14,283    13,715    13,610
  Interest expense and financing costs	3,492     3,417     3,385
      Total benefits and expenses	    73,566    63,663    62,856

Income before federal income taxes,
  extraordinary loss and preferred
  stock dividends		               1,790     6,404     7,398
Federal income tax expense	             10       778     2,126

Income before extraordinary loss
  and preferred stock dividends	     1,780     5,626     5,272
Extraordinary loss, net tax benefits
  of $185	                                 --      (359)       --

Net income	                         1,780     5,267     5,272
Preferred stock dividends	           (318)     (506)     (506)
Earnings available to common
  shareholders	                       $ 1,462   $ 4,761   $ 4,766

Earnings per share - basic:
  Income before extraordinary loss
    and preferred stock dividends	   $   .23   $   .73   $   .69
  Extraordinary loss	                  --      (.05)       --
  Net income 		                      .23       .68       .69
  Preferred stock dividends	           (.04)     (.06)     (.07)
  Earnings available to common
    shareholders	                  $   .19   $   .62   $   .62

Earnings per common share - diluted:
  Income before extraordinary loss
    and preferred stock dividends	   $   .23   $   .70   $   .65
  Extraordinary loss	                  --      (.04)       --
  Net income 	                           .23       .66       .65
  Preferred stock dividends	           (.04)     (.05)     (.05)
  Earnings available to common
    shareholders	                  $   .19   $   .61   $   .60

See accompanying notes to consolidated financial statements.

              STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (Dollars in Thousands)

                                            Accumulated
                                               other
					 Common Treasury  comprehensive Retained
			 	Total  stock  stock    income (loss) earnings

Balance at
 January 1, 1999     $66,042  $60,586  $(6,220)  $  1,687  $9,989

Comprehensive loss:
  Net income	        5,272    					     5,272
  Other comprehensive
  loss:
  Change in unrealized
   loss on securities,
   net benefits of
   $8,961          	 (17,527)                     (17,527)
  Change in foreign
    currency
    translation	    (866)			             (866)
    Other comprehensive
     loss	           (18,393)

    Comprehensive
      loss	      (13,121)

Issuance of common
  stock warrants	   1,566    1,566
Treasury stock
  acquired              (582)             (582)
Exercise of stock
  options                (39)                                 (39)
Preferred stock
  dividends	         (506)					           (506)
Balance at December
 31, 1999			 $53,360  $62,152  $(6,802) $(16,706) $14,716

Comprehensive income:
  Net income	        5,267                                5,267
  Other comprehensive
   income:
    Change in
     unrealized gain
     on securities,
     net taxes of
     $3,219	        6,204 			           6,204
    Change in foreign
      currency
      translation     (1,506)				     (1,506)
      Other
       comprehensive
       income          4,698

       Comprehensive
        income         9,965

Issuance of common
  stock warrants         867      867
Treasury stock
 acquired	              (787)             (787)
Preferred stock
 dividends	         (506)                                (506)
Balance at December
 31, 2000			 $62,899  $63,019  $(7,589) $(12,008) $19,477



            STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - continued
                        (Dollars in Thousands)

                                             Accumulated
                                                other
					 Common Treasury  comprehensive Retained
 			  	Total  stock  stock    income (loss) earnings

Balance at
 December 31, 2000    62,899   63,019   (7,589)   (12,008) 19,477

Comprehensive income:
  Net income	        1,780                                1,780
  Other comprehensive
   income:
    Change in
     unrealized gain
     on securities,
     net taxes of
     $2,897	        5,714 			           5,714
    Change in foreign
      currency
      translation        122 				        122
      Other
       comprehensive
       income          5,836

       Comprehensive
        income         7,616

Adjustment of issuance
  of common stock
  warrants and options    (8)      (8)
Preferred stock
 dividends	         (318)                                (318)
Balance at December
 31, 2001			 $70,189  $63,011  $(7,589) $ (6,172) $20,939


See accompanying notes to consolidated financial statements.














           STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)




                                       Year Ended December 31

                                      2001		2000		1999
Operating Activities
Net income 				    $   1,780    $   5,267  $ 5,272
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Amortization of deferred
    acquisition costs	             9,037        6,419    4,580
  Deferral of acquisition costs	 (38,854)     (35,138) (27,818)
  Deferred federal income taxes	    (270)         829    2,005
  Depreciation and amortization	   1,004        3,671    3,889
  Insurance policy liabilities	  23,972       16,337   14,530
  Net realized investment (gains)
    losses	                      11,134        4,492      (78)
  Accrued investment income	         (500)      (1,194)  (1,541)
  Other	                              687          252    2,014
      Net cash provided by
        operating activities	        7,990          935    2,853

Investing Activities
Fixed maturity securities available
  for sale:
  Purchases	                    (546,548)    (290,117)(236,969)
  Sales	                          328,497      180,402  116,511
  Maturities, calls and
    redemptions	                 17,236        7,466   19,006
Short-term investments, net	       (2,574)       2,487   (3,350)
Other investments, net	            (9,253)      (6,872)   2,270
      Net cash used by investing
        activities	               (212,642)    (106,634)(102,532)

Financing Activities
Borrowings	                      26,218       11,000      300
Repayments of notes payable and
  preferred stock	                (18,930)     (14,000)    (800)
Premiums received on interest-
  sensitive annuities and other
  financial products credited
  to policyholder account balances,
  net of premiums ceded	           322,473      196,489  165,750
Return of policyholder account
  balances on interest-sensitive
  annuities and other financial
  products	                    (108,479)     (89,183) (75,981)
Issuance of common stock and
  warrants	                          (8)         867    1,566
Purchase of common stock for
  treasury	                          --         (787)    (582)
Dividends on preferred stock	         (318)        (506)    (506)
      Net cash provided by
        financing activities	      220,956      103,880   89,747
Net increase (decrease) in cash	  16,304       (1,819)  (9,932)
Cash at beginning of year	        1,840        3,659   13,591
Cash at end of year	              $  18,144  $     1,840 $  3,659

See accompanying notes to consolidated financial statements.

          STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001


1.	Summary of Significant Accounting Policies

Organization

Standard Management Corporation ("we", "our", "us", "Standard Management" or the "Company") is an international financial services holding company, which directly and through its subsidiaries 1) issues annuity products, 2) issues unit-linked assurance products and 3) manages its in force life insurance and annuity business.

Standard Management's subsidiaries at December 31, 2001 include:
(1) Standard Life Insurance Company of Indiana
("Standard Life") and its subsidiary, Dixie National Life
Insurance Company ("Dixie Life"), (2) Standard Management
International, S.A. ( "Standard Management International") and its subsidiaries, Premier Life (Luxembourg) S.A. ("Premier Life
(Luxembourg)") and Premier Life (Bermuda) Ltd. ("Premier Life
(Bermuda)") and (3) Savers Marketing Corporation ("Savers
Marketing").

Basis of Presentation

Our accompanying consolidated financial statements of Standard Management have been prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and include our accounts since acquisition or organization. All significant intercompany balances and transactions have been eliminated.

The fiscal year end for Standard Management International is September 30. To facilitate reporting on the consolidated level, the fiscal year end for Standard Management International was not changed and the consolidated balance sheets and statements of operations for Standard Management International at September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001, are included in our consolidated balance sheets at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001.

Use of Estimates

The nature of our insurance businesses requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts disclosed in this report.

Investments

We classify our fixed maturity and equity securities as available for sale and, accordingly, these securities are carried at fair value. Fixed maturity securities include bonds and redeemable preferred stocks. Changes in fair values of securities available for sale, after adjustment for deferred acquisition costs, present value of future profits and deferred income taxes, are reported as unrealized gains or losses directly in shareholders' equity and, accordingly, have no effect on net income. The deferred acquisition costs and present value of future profits adjustments to the unrealized gains or losses represent valuation adjustments or reinstatements of these assets that would have been required as a charge or credit to operations had such unrealized amounts been realized.

The cost of our fixed maturity securities is adjusted for amortization of premiums and discounts. The amortization is provided on a constant effective yield method over the life of the securities and is included in net investment income.

Mortgage-backed and other collateralized securities, classified as fixed maturity securities in the consolidated balance sheets, are comprised principally of obligations backed by an agency of the United States ("U.S.") government (although generally not by the full faith and credit of the U.S. government). We have reduced the risk normally associated with these investments by primarily investing in highly rated securities and in those that provide more predictable prepayment patterns. The income from these securities is recognized using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the income recognized is adjusted currently to match that which would have been recorded had the effective yield been applied since the acquisition of the security. This adjustment is included in net investment income.

Mortgage loans on real estate and policy loans are carried at unpaid principal balances and are generally collateralized. Real estate investments are carried at cost, less accumulated depreciation. Short-term investments are carried at amortized cost, which approximates fair value.

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

Future Policy Benefits

Liabilities for future policy benefits for deferred annuities and universal life policies are equal to full account value that accrues to the policyholder (cumulative premiums less certain
charges, plus interest credited).   The average accrual rate was
5.00% in 2001 and 4.90% in 2000.

Insurance policy liabilities for equity indexed annuity products are computed in accordance with Statement of Financial
Accounting Standards No. 133 ("SFAS 133") and consist of a book value liability for benefits guaranteed in the contract, combined with a market value liability for equity-linked benefits of the contract.

Future policy benefits for traditional life insurance contracts are computed using the net level premium method on the basis of assumed investment yields, mortality and withdrawals, which were appropriate at the time the policies were issued. Assumed investment yields are based on interest rates ranging from 6.2% to 7.5%. Mortality is based upon various actuarial tables, principally the 1965-1970 or the 1975-1980 Select and Ultimate Table. Withdrawals are based upon our experience and vary by issue age, type of coverage, and duration.

Recognition of Insurance Policy Revenue and Related Benefits and
Expenses

Revenue for single premium immediate annuities consists of investment income earned during the period. Expenses relating to single premium immediate annuities include interest credited and annuity benefit payments.

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

Traditional life insurance premiums are recognized as premium revenue over the premium paying period of the policies.
Benefits are charged to expense in the period when claims are incurred and are associated with related premiums through changes in reserves for future policy benefits which results in the recognition of profit over the premium paying period of the policies.

Reinsurance

Premiums, annuity policy charges, benefits and claims, interest credited and amortization expense are reported net of reinsurance ceded and are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Separate Accounts

Separate Accounts are maintained for the unit-linked life insurance and investment contracts of our international subsidiaries. Separate accounts generally represent funds maintained in accounts to meet specific investment objectives of policyholders who bear the investment risk. We record the related liabilities at amounts equal to the underlying assets. Investment income and investment gains and losses accrue directly to such policyholders. The assets of each account are segregated and are not subject to claims that arise out of any of our other business. Deposits, net investment income and realized gains and losses on separate accounts assets are not reflected in the consolidated statements of income.

Foreign Currency Translation

Our foreign subsidiaries' balance sheets and statements of operations are translated at the year end exchange rates and average exchange rates for the year, respectively. The resulting unrealized gain or loss adjustment from the translation to U.S. dollars is recorded in the foreign currency translation adjustment as a separate component of accumulated other comprehensive income. Foreign exchange gains or losses relating to policyholders' funds in separate accounts are allocated to the relevant separate account.

Income Taxes

Income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

Standard Life and Dixie Life filed a consolidated return for 2000 and 1999 and plan to file a consolidated return in 2001. Standard Management and other U.S. non-insurance subsidiaries are taxed as regular corporations and file a consolidated return. Standard Management and its U.S. non-insurance subsidiaries were eligible to consolidate with Standard Life for income tax purposes beginning in 1996, but do not currently plan to do so.

Standard Management International is incorporated as a holding company in the Grand Duchy of Luxembourg and, accordingly, is not currently subject to taxation on income or capital gains. Standard Management International is subject to an annual capital tax, which is calculated on the nominal value of the statutory shareholder's equity at an annual rate of .20%. Premier Life (Luxembourg) is a normal commercial taxable company and is subject to income tax at regular corporate rates (statutory corporate rate of 36% in 2001 and 2000), and annual capital taxes amounting to approximately 0.5% of its net equity. Premier Life (Bermuda) is exempt from taxation on income until March 2016 pursuant to a decree from the Minister of Finance in Bermuda. To the extent that such income is taxable under U.S. law, such income will be included in our consolidated return.

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

We review the recoverability of the carrying value of the deferred acquisition costs each year. For interest-sensitive annuities and other financial products, we consider estimated future gross profits in determining whether the carrying value is appropriate; for other insurance products, we consider estimated future premiums. In all cases, we consider expected mortality, interest earned and crediting rates, persistency and expenses. Amortization is adjusted retrospectively for interest-sensitive annuities and other financial products when estimates of future gross profits to be realized are revised.

Present Value of Future Profits

Present value of future profits are recorded in connection with acquisitions of insurance companies or a block of policies. The initial value is based on the actuarially determined present value of the projected future gross profits from the in force business acquired. In selecting the interest rate to calculate the discounted present value of the projected future gross profits, we use the risk rate of return believed to best reflect the characteristics of the purchased policies, taking into account the relative risks of such policies, the cost of funds to acquire the business and other factors. The value of in force insurance purchased is amortized on a constant yield basis over its estimated life from the date of acquisition in proportion to the emergence of profits or the expected premium pattern over a period of approximately 20 years.

For acquisitions we made on or before November 19, 1992, we amortize the asset with interest at the same discount rate used to determine the present value of future profits at the date of purchase. For acquisitions after November 19, 1992, we amortize the asset using the interest rate credited to the underlying policies.

Goodwill

The excess of the cost to acquire purchased companies over the fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over periods that generally correspond with the benefits expected to be derived from the acquisitions, usually 20 to 40 years. Accumulated amortization was $1.4 million and $1.2 million at December 31, 2001 and 2000, respectively. We continually monitor goodwill based on estimates of future earnings. If we determine that goodwill has been impaired, the carrying value is reduced with a corresponding charge to expense.

Stock Options

We recognize compensation expense for our stock option plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. Under our stock option plans, no expense is recognized since the exercise price equals or exceeds the market price at the measurement date.

Reclassifications

Certain amounts in the 2000 and 1999 consolidated financial statements and notes have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on previously reported shareholders' equity or net income in the periods presented.

Recently Issued Professional Accounting Standards

In June 1998, the Financial Accounting Standards Board
("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Standard). The Standard requires companies to record derivatives on the new balance sheet as assets and or liabilities measured at fair value. We adopted the Standard on January 1, 2001. The adoption of the Standard had an immaterial impact to net income. Additionally, its application may increase the volatility of other income and expense.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141,
"Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an annual increase in net income of $.2 million or $0.02 per diluted share. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

2.	Investments

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale are as follows (in thousands):

                                       December 31, 2001
                                        Gross     Gross
                            Amortized Unrealized Unrealized  Fair
                               Cost     Gains     Losses     Value

Securities available for
 sale:
  Fixed maturity securities:
    United States Treasury
     securities and
     obligations of United
     States government
     agencies                 $  5,707 $   267   $     7  $  5,967
    Obligations of states
      and political
      subdivisions               1,972     144        --     2,116
    Foreign government
      securities                 1,855     106        34     1,927
    Utilities	                 26,040     153     1,036    25,157
    Corporate bonds	           574,522   9,515    19,812   564,225
    Mortgage-backed securities 319,752   4,223     3,406   320,569
    Redeemable preferred stock   3,000      --        --     3,000
      Total fixed maturity
        securities	           932,848  14,408    24,295   922,961
  Equity securities	                 7      --        --         7
      Total securities
        available for sale	$932,855 $14,408  $ 24,295  $922,968


                                      December 31, 2000
                                        Gross     Gross
                            Amortized Unrealized Unrealized  Fair
                               Cost     Gains     Losses     Value

Securities available for
 sale:
  Fixed maturity securities:
    United States Treasury
     securities and
     obligations of United
     States government
     agencies                 $ 18,098 $   140   $     9  $ 18,229
    Obligations of states
     and political subdivisions  2,116      59        --     2,175
    Foreign government
      securities	             3,348      17       162     3,203
    Utilities	                 26,603      75     1,093    25,585
    Corporate bonds	           484,012   3,832    25,689   462,155
    Mortgage-backed securities 202,890   1,905     2,405   202,390
    Redeemable preferred stock   5,530      --       355     5,175
      Total fixed maturity
        securities	           742,597   6,028    29,713   718,912
  Equity securities	               538       4       180       362
      Total securities
        available for sale	$743,135 $ 6,032   $29,893  $719,274

The estimated fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services, or by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit rating, and maturity of the investments.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2001 by contractual maturity are shown below (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.



                                      Amortized       Fair
                                        Cost          Value

Due in one year		              $  3,112     $  3,191
Due after one year through five years   124,924      125,196
Due after five years through ten years	315,113      313,807
Due after ten years	                    166,947      157,198
      Subtotal	  	                    610,096      599,392
Redeemable preferred stock	            3,000        3,000
Mortgage-backed securities	          319,752      320,569
      Total fixed maturity securities  $932,848     $922,961



We maintain a highly-diversified investment portfolio with limited concentration of financial instruments in any given region, industry or economic characteristic. At December 31, 2001, we held investments in excess of 10% of our shareholders' equity in the following issuers:


                            Amortized    Fair
Issuer                         Cost      Value
Viacom Inc                   $10,926    $10,609
Boeing Company                10,851     10,418
Wachovia Corporation          10,772     10,888
BellSouth Corporation         10,628     10,205
Wells Fargo Company           10,470     10,235
Alcoa Aluminio SA             10,400     10,131
JP Morgan Chase & Company     10,218     10,090
General Electric Company      10,193     10,198
PNC Financial Services Group  10,085     10,081
Countrywide Home Loan          9,970      9,935
SBC Communications Inc.        9,965      9,734
Dow Chemical Company           9,903      9,669
US Bancorp                     9,802      9,883
Household International Inc    9,734      9,692
Target Corporation             9,127      8,849
Verizon Communications         8,238      8,211
Suntrust Banks Inc.            8,123      8,093
Coca-Cola Enterprises Inc      8,023      7,847
Mirant Corporation             8,015      7,160
Southern Company               8,009      7,857

All of the above issuers are rated investment grade by Standard &
Poor's Corporation as of December 31, 2001.


Net investment income was attributable to the following (in thousands):


                                      Year Ended December 31
                                  2001       2000        1999

Fixed maturity securities       $57,659     $48,623     $39,625
Mortgage loans on real estate	      673         930         947
Policy loans	                     894         925         960
Real estate	                      30          30          33
Short-term investments and other	 964         847       2,619
  Gross investment income	   60,220      51,355      44,184
Less: investment expenses	    1,220         579         572
  Net investment income	       $59,000     $50,776     $43,612

Net realized investment gains (losses) were attributable to the following (in thousands):

                                      Year Ended December 31
                                  2001       2000        1999

Fixed maturity securities
  available for sale:
  Gross realized gains	       $ 4,363     $ 1,545    $ 2,000
  Gross realized losses	        (9,175)     (1,854)    (1,415)
  Other than temporary decline
    in fair value	             (4,229)     (3,048)       (15)
     Net	                       (9,041)     (3,357)       570
  Other losses	                  (2,093)     (1,135)      (492)
     Net realized investment
       gains (losses)	      $(11,134)    $(4,492)   $    78

Life insurance companies are required to maintain certain amounts of assets with state or other regulatory authorities. At December 31, 2001, fixed maturity securities of $8.4 million and cash and short-term investments of $.4 million were held on deposit by various state regulatory authorities in compliance with statutory regulations. Additionally, fixed maturity securities of $.7 million, short-term investments of $2.2 million and account assets of Standard Management International were held by a custodian bank approved by the Luxembourg regulatory authorities to comply with local insurance laws.

Comprehensive income excludes reclassification adjustments for net realized investment gains (losses) after income taxes (benefits) of $.2 million, ($2.2) million and $.4 million in 2001, 2000 and 1999, respectively. The income tax rate used for comprehensive income is 34%.


3.	Deferred Acquisition Costs and Present Value of Future
Profits

The activity related to deferred acquisition costs is summarized as follows (in thousands):



                                        Year Ended December 31
                                      2001        2000      1999

Balance, beginning of year	      $ 91,855    $67,811   $32,946

  Additions	                       38,854     35,138    27,817
  Amortization 	                  (6,943)    (6,419)   (4,580)
  Adjustment relating to net
    unrealized (gain) loss on
    securities available for sale	   (3,384)    (4,675)   11,628
Balance, end of year	           $120,382    $91,855   $67,811

The activity related to present value of future profits is summarized as follows (in thousands):

                                        Year Ended December 31
                                      2001        2000      1999

Balance, beginning of year	      $ 26,343    $30,688   $28,793
  Adjustments related to
    acquisitions    	                 --         --      (949)
  Interest accreted on unamortized
    balance	                        3,169      3,472     3,890
  Amortization	                       (5,263)    (6,226)   (6,517)
  Adjustments relating to net
    unrealized (gain) loss on
    securities available for sale	   (1,980)    (1,591)    5,471
Balance, end of year	           $ 22,269    $26,343   $30,688

The percentages of future expected net amortization of the beginning balance of the present value of future profits, before the effect of net unrealized gains and losses, are expected to be between 10% and 12% in each of the years
2002 through 2006. Future net amortization is based on the present value of future profits at December 31, 2001 and current assumptions as to future events on all policies in force.

The discount rate used to calculate the present value of future profits reflected in our consolidated balance sheets at December 31, 2001, ranged from 8% to 18%.

4.Mortgage Payable, Notes Payable and Trust Preferred
Securities

Mortgage payable, notes payable and trust preferred securities were as follows (in thousands):

                                 Interest        December 31
                                   Rate         2001     2000

Mortgage payable                  7.375%      $ 6,900  $    --
Notes payable:
  Borrowings under revolving
    credit agreements	          5.30% (1)  $ 8,100  $20,500
  Senior subordinated notes 	    10.00%       11,000   11,000
                                              $19,100  $31,500

Trust preferred securities 	    10.25%      $20,700  $    --

(1) Current weighted average rate at December 31, 2001.

Mortgage Payable

On December 28, 2001 we signed a promissory note due December
31, 2011 in the principal amount of $6.9 million. The note bears interest at 7.375% per annum and is payable in equal monthly installments of fifty-six thousand dollars on the fifth day of each calendar month. The note may be prepaid in whole or in part at our option commencing on or before January 1, 2005 at a redemption price equal to 105% of the principal amount (plus accrued interest) and declining to 101% of the principal amount (plus accrued interest) if prepayment is made after January 1, 2008. The note and all amounts due are secured by a mortgage that conveys a first mortgage security interest in certain real and personal property we own.

Borrowings Under Revolving Credit Agreements

We have outstanding borrowings at December 31, 2001 pursuant to the Amended Credit Agreement of $8.1 million in the form of a four-year reducing revolving loan arrangement and have agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing and repurchases of Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of Common Stock of Standard Life and Standard Marketing. Interest on the borrowings under the Amended Credit Agreement is determined, at our option, to be: (1) a fluctuating rate of interest to the corporate base rate announced by the bank periodically, plus 1% per annum, or (2) a rate at London Inter-Bank Offered Rate ("LIBOR") plus 3.25%. The repayment schedule includes $.6 million due March 2002 and $2.5 million each year thereafter to March 2005. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements, positive net income, minimum statutory surplus requirements for our insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets.

Standard Management International has an unused line of credit of $1.5 million, with no borrowings in connection with this line of credit in 2001 or 2000.

Senior Subordinated Note

On October 31, 2000, we issued a Senior Subordinated Note due October 31, 2007 in the principal amount of $11 million. The note bears interest equal to 1) a fixed rate of 10% per annum; or 2) six month LIBOR plus 150 basis points;
whichever is higher. Interest payments are payable in cash semi-annually on April 30 and October 31 of each year. The note may be prepaid in whole or in part at our option commencing on November 1, 2001 at a redemption price equal to 105% of the principal amount (plus accrued interest) and declining to l00% of the principal amount (plus accrued interest) on November
1, 2005. The note may be prepaid beginning November 1, 2001 at a redemption price equal to l00% of the principal amount
(plus accrued interest) under certain limited circumstances.  The note is subject to certain restrictions and covenants substantially similar to those in the Amended Credit Agreement. The holder also received a warrant to purchase 220,000 shares of our common stock at a purchase price of $4.00 per share for a period of seven years.

The proceeds of the Senior Subordinated Note were used to repay the Senior Subordinated Convertible Notes of $10 million at a redemption price of 105% of the principal balance plus accrued interest. The extraordinary loss of $.4 million, net of tax, in 2000 reflects the early extinguishment of the Senior Subordinated Convertible Notes. These notes were convertible at any time at the option of the note holders into our common stock at the rate of $5.747 per share or a total of 1,740,038 shares.

Trust Preferred Securities

On August 9, 2001, SMAN Capital Trust I (the "Trust"), a wholly-owned subsidiary of Standard Management, completed a public offering of $20.7 million of its 10.25% preferred securities, which mature on August 9, 2031, at $10 per preferred security. Distributions are classified as interest expense. The Trust used the proceeds of this offering to purchase Standard Management's 10.25% junior subordinated debentures. Net proceeds from the sale of the debentures of approximately $19.3 million were used to redeem our Series A preferred stock of $6.5 million and repay $7.3 million of our notes payable. The remaining proceeds were used for general corporate purposes.

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

The Trust's preferred securities are traded on the NASDAQ National Market under the symbol "SMANP".

Interest Paid

Cash paid for interest was $2.5 million, $3.6 million and $3.4 million in 2001, 2000 and 1999 , respectively.


5.	Income Taxes

The components of the federal income tax expense, applicable to pre-tax income before extraordinary loss, were as follows (in thousands):

                             Year Ended December 31
                        2001          2000          1999

Current taxes	       $   892        $   --        $  151
Deferred taxes
  (benefit)              (882)          778         1,975
                      $    10        $  778        $2,126

The effective tax rate on pre-tax income is lower than the statutory corporate federal income tax rate as follows (in thousands):

                                          Year Ended December 31
                                          2001     2000     1999

Federal income tax expense at statutory
 rates (34%)	                          $  608   $2,177   $2,515
Operating income in our consolidated
 return offset by NOL carryforwards	   (447)  (1,152)    (219)
Other items, net	                       (151)    (247)    (170)
  Federal income tax expense	           $   10   $  778   $2,126
Effective tax rate                            1%      12%      29%

We recovered $.3 million and $.3 million and in federal income taxes in 2000 and 1999, respectively, and paid federal income taxes of $.2 million in 2001.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in the our deferred tax assets (liabilities) are as follows (in thousands):

                                               December 31
                                              2001        2000

Deferred income tax assets:
  Future policy benefits	                   $ 34,013    $ 18,898
  Unrealized loss on securities
    available for sale	                      3,991      10,220
  Capital and net operating loss
    carryforwards	                           2,482       3,042
  Other-net	                                  474       1,298
    Gross deferred tax assets	                40,960      33,458
  Valuation allowance for deferred tax
    assets	                               (2,844)     (5,653)
    Deferred income tax assets, net of
      valuation allowance	                38,116      27,805
Deferred income tax liabilities:
  Present value of future profits	           (7,571)     (8,956)
  Deferred policy acquisition costs	     (36,937)    (23,246)
    Total deferred income tax liabilities	(44,508)    (32,202)
  Net deferred income tax liabilities	    $ (6,392)   $ (4,397)

We are required to establish a "valuation allowance" for any portion of its deferred tax assets, which are unlikely to be realized. The valuation allowance for deferred tax assets includes $1.6 million at December 31, 2001 with respect to deferred tax assets and net tax operating loss carryforwards of acquired companies.

As of December 31, 2001, Standard Management and its noninsurance subsidiaries had consolidated net operating loss carryforwards of approximately $4.6 million for tax return purposes, which expire from 2008 through 2018. These carryforwards will only be available to reduce the taxable income of Standard Management. At December 31, 2001, the Standard Life consolidated return had net capital loss carryforwards of approximately $7.2 million which expire in 2006. These carryforwards will only be available to reduce the taxable capital gains of the Standard Life consolidated return. At December 31, 2001, Premier Life (Luxembourg) had accumulated corporate income tax loss carryforwards of approximately $1.4 million, all of which may be carried forward indefinitely.

6.	Shareholders' Equity

Redeemable Preferred Stock

Shareholders have authorized 1,000,000 shares of Preferred Stock.
Other terms, including preferences, voting and conversion rights, may be established by the Board of Directors.

We authorized 130,000 shares of preferred stock as Series A convertible redeemable preferred ("Series A preferred stock"). We issued 65,300 shares in 1998 with a stated value of $6.5 million ($100 per share) and redeemed these shares in 2001.

Treasury Stock

We did not purchase any shares of treasury stock in 2001 under our stock repurchase program. However, we purchased
240,000 and 92,124 shares of treasury stock for $.8 million and $.6 million in 2000 and 1999, respectively under our stock repurchase program. At December 31, 2001, we were authorized to purchase an additional 724,790 shares under this program.

Warrants

The following table represents outstanding warrants to purchase common stock as of December 31, 2001:


                                      Exercise    Warrants
Issue Date     Expiration Date         Price    Outstanding

November 1995   November 2002          4.5238      31,500
July 1996       July 2003              4.3750      30,000
April 1997      April 2004             5.1250      12,000
August 1998     August 2005            7.1250      20,000
January 1999    January 2002           6.6250      89,750
January 2000    January 2003           4.8750     128,500
October 2000    October 2003           4.0000      15,000
October 2000    October 2007           4.0000     220,000
January 2001    January 2004           3.0000     170,000
                                                  716,750

Changes in Shares of Common Stock and Treasury Stock

The following table represents changes in the number of common and treasury shares as of December 31:

                                  2001         2000        1999
Common Stock (Authorized  -
 20,000,000 shares):
  Balance, beginning of year    9,038,134   9,038,134   8,802,313
    Issuance of common stock        1,337          --     235,821
  Balance, end of year          9,039,471   9,038,134   9,038,134

Treasury Stock:
  Balance, beginning of year   (1,492,978) (1,252,978) (1,160,854)
    Treasury stock acquired            --    (240,000)    (92,124)
Balance, end of year           (1,492,978) (1,492,978) (1,252,978)


Unrealized Gain (Loss) on Securities

The components of the unrealized gain (loss) on securities available for sale in shareholders' equity are summarized as follows (in thousands):

                                               December 31
                                               2001      2000

Fair value of securities available for sale	$922,961  $719,274
Amortized cost of securities available for
  sale	                                    932,848   743,135
  Gross unrealized loss on securities
    available for sale	                      (9,887)  (23,861)
Adjustments for:
  Deferred acquisition costs	                  2,468     5,852
  Present value of future profits	             1,410     3,389
  Deferred federal income taxes	             2,080     4,977
    Net unrealized loss on securities
      available for sale	                    $ (3,929) $ (9,643)

Foreign Exchange Translation Adjustment

The foreign exchange translation adjustment was ($2.2) million and ($2.4) million at December 31, 2001 and 2000, respectively.

7.	Stock Option Plan

We have a non-qualified Stock Option Plan (the "Plan") under which $2.5 million shares of Common Stock are reserved for grants of stock options to employees and directors. The purchase price per share specified in any Plan option must be at least equal to the fair market value of common stock at the grant date. Options generally become exercisable over a three-year period and have a term of 10 years. The Plan is administered by our Board of Directors. The terms of the options, including the number of shares and the exercise price, are subject to the sole discretion of the Board of Directors. A total of 12,145 shares are available for future issuance for the Plan as of December 31, 2001.

The provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense for our Plan using the intrinsic value based method of accounting and to provide the required pro forma information. Plan compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, would result in pro forma net income and pro forma earnings per share of the following (in thousands, except per share amounts):


                                          Year Ended December 31
                                         2001      2000      1999
Net income                              $  877    $4,328    $3,640
Earnings per share                         .07       .49       .41
Earnings per share, assuming dilution      .07       .49       .41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

                                 2000         1999          1998

Risk-free interest rates	        5.1%         6.2%          5.6%
Volatility factors	             .64          .57           .59
Weighted average expected life  7 years     7 years       7 years

The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in subjective assumptions can materially affect the fair value estimate, therefore in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

A summary of our stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 is as follows:



                          2001            2000          1999
                            Weighted-       Weighted-    Weighted-
                             Average         Average     Average
                            Exercise        Exercise     Exercise
                    Shares  Price   Shares  Price  Shares  Price

Options outstanding,
 beginning of year 2,398,258 $6.09 2,411,882 $6.10 1,891,287 $6.15
Exercised	            (1,575) 4.55      (525) 4.17   (19,163) 4.45
Granted	            84,300  4.07     7,500  4.58   633,300  6.15
Expired or forfeited (19,050) 6.03   (20,599) 5.98   (93,542) 7.91
Options outstanding,
  end of year	    2,461,933  6.03 2,398,258  6.09 2,411,882  6.10
Options exercisable,
  end of year	    2,406,733       2,190,658       1,973,799
Weighted-average
  fair value of
  options granted
  during the year  $    2.71       $    2.93       $    3.94

Information with respect to stock options outstanding at December
31, 2001 is as follows:


                   Options Outstanding         Options Exercisable
                         Weighted-
                          Average    Weighted-           Weighted-
   Range of              Remaining    Average              Average
   Exercise    Number   Contractual  Exercise   Number    Exercise
   Prices   Outstanding Life (years)   Price   Exercisable Price

   $ 3-5      391,150        5        $ 4.28     351,283   $4.37
     5-7    1,598,400        6          6.06   1,583,067    6.07
     7-9      454,533        4          7.28     454,533    7.28
    9-11       17,850        2          9.43      17,850    9.43
            2,461,933                          2,406,733

8.	Reinsurance

Our U.S. insurance subsidiaries have entered into reinsurance agreements with non-affiliated companies to limit the net loss arising from large risks, maintain their exposure to loss within capital resources, and provide additional capacity for future growth. The maximum amount of life insurance face amount retained on any one life ranges from $30,000 to $150,000. Amounts of standard risk in excess of that limit are reinsured.

Reinsurance premiums ceded to other insurers were $6.3 million, $4.8 million and $23.3 million in 2001, 2000 and 1999, respectively. Reinsurance ceded has reduced benefits and claims incurred by $5.9 million, $6.3 million and $2.7 million in 2001, 2000 and 1999, respectively. A contingent liability exists to the extent any of the reinsuring companies are unable to meet their obligations under the reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Based on its periodic reviews of these companies, the Company believes the assuming companies are able to honor all contractual commitments under the reinsurance agreements.


At December 31, 2001 SCOR Life U.S. Insurance Company, our largest annuity reinsurer, which is rated "A" (Excellent) by A.M. Best, represented $20.6 million, or 66% of our total reinsurance recoverable.

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

9.  	Related Party Transactions

On October 28, 1997, we made an interest-free loan to one of our officers. The principal balance of the loan was $775,500 at December 31, 2001 and 2000, respectively. Repayment is due within 10 days of voluntary termination or resignation as an officer. In the event of a termination of the officer's employment following a change in control, the loan is deemed to be forgiven.

Certain officers and directors have purchased 31,000 shares, or $3.1 million of the Series A preferred stock as described in Note 6. These shares were purchased in connection with a loan agreement of $2.6 million, which we guaranteed. We redeemed these shares in 2001.

10.	Commitments and Contingencies

Lease Commitments

We rent office and storage space under noncancellable operating leases and we incurred rent expense for operating leases of $.8 million, $1.0 million and $1.1 million in 2001, 2000 and 1999, respectively.

Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 2001, are as follows (in thousands):

2002		                    $        939
2003		                             683
2004		                             578
2005		                             367
2006		                             170
Total minimum lease payments	$      2,737

Employment Agreements

Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change in control of Standard Management. The commitment under these agreements is approximately three times their current annual salaries. Additionally, following termination due to a change in control, each executive is entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,852,880 shares at December 31, 2001.

11.	Litigation

We are involved in various legal proceedings in the normal course of business. In most cases, such proceedings involve claims under insurance policies or other contracts of Standard Management. The outcomes of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity or future results of operations of Standard Management based on our current understanding of the relevant facts and law.

12.	Statutory Accounting Information of Subsidiaries

Our U.S. life insurance subsidiaries maintain their records in conformity with statutory accounting practices prescribed or permitted by state insurance regulatory authorities. Statutory accounting practices differ in certain respects from GAAP. In consolidation, adjustments have been made to conform our domestic subsidiaries' accounts with GAAP.

Our U.S. life insurance subsidiaries had consolidated statutory capital and surplus of $43.9 million at December 31, 2001 and 2000, respectively. Consolidated net income of the life insurance subsidiaries on a statutory basis, after elimination of subsidiaries' intercompany accounts was $.1 million, $1.5 million and $.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum statutory capital and surplus required by the Indiana Insurance Code was $.5 million as of December 31, 2001.

State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of investment and insurance risks. Regulatory compliance is determined by a ratio (the "Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2001, the RBC Ratios of Standard Life and Dixie Life were both at least two times greater than the levels at which company action is required.

The statutory capital and surplus for Premier Life (Luxembourg) was $5.5 million and $6.5 million at fiscal years ended
2001 and 2000, respectively, and minimum capital and surplus under local insurance regulations was $2.2 million at fiscal years ended 2001 and 2000, respectively. The statutory capital and surplus for Premier Life (Bermuda) was $3.6 million and $3.8 million at fiscal years ended 2001 and 2000, respectively, and minimum capital and surplus under local insurance regulations was $.3 million at fiscal years ended 2001 and 2000, respectively. Standard Management International dividends are limited to its accumulated earnings without regulatory approval. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends under Luxembourg law in 2001 and 2000 due to accumulated losses.

Codified statutory accounting practices ("Codification") by The National Association of Insurance Commissioners
("NAIC") was implemented January 1, 2001. Codification changes, to some extent, prescribed statutory accounting practices which we use to prepare our statutory-basis financial statements. However, the impact of codification was not material to our statutory-basis financial statements.

We loaned $27.0 million to Standard Life pursuant to an Unsecured Surplus Debenture Agreement ("Surplus Debenture") which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. As required by state regulatory authorities, the balance of the surplus debenture at December 31, 2001 and 1999 of $27.0 million is classified as a part of capital and surplus of Standard Life. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance.

Our ability to pay operating expenses and meet debt service obligations is partially dependent upon the amount of dividends received from Standard Life. Standard Life's ability to pay cash dividends is, in turn, restricted by law or subject to approval by the insurance regulatory authorities of Indiana. Dividends are permitted based on, among other things, the level of the preceding year statutory surplus and net income. In 2001, Standard Life paid dividends of $1.6 million. During 2002, Standard Life can pay dividends of $4.4 million without regulatory approval; however, the payment of dividends will require approval from SCOR Life U.S. Insurance Company, a reinsurer of Standard Life.

13.	Operations by Business Segment

Our reportable segments are as follows:

Domestic Operations includes revenues earned and expenses incurred from United States operations and includes deposits and/or income from annuity products (primarily flexible premium deferred annuities, equity indexed products, universal life products and traditional life products). The profitability for this segment primarily depends on the investment spread earned (annuities and universal life), the persistency of the in force business, claim experience and expense management.

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

The accounting policies of the segments are the same as described in Note 1 (Summary of Significant Accounting
Policies). The following segment presentation contains the same operating data and results the Company uses to evaluate the performance of the business and provides reconciliations to consolidated totals (in thousands):

                                      Year Ended December 31
                                   2001         2000      1999
Revenues:
  Domestic	                $   66,770  $    61,800 $   65,768
  International	                8,586        8,267      4,486
    Consolidated Revenues	 $   75,356  $    70,067 $   70,254
Net Investment Income:
  Domestic	                $   58,539  $    50,278 $   43,167
  International	                  461          498        445
    Consolidated Net Investment
      Income	                $   59,000  $    50,776 $   43,612
Interest Credited to Interest
  Sensitive Annuities and Other
  Financial Products
  (All Domestic)	           $   30,227  $   21,335  $   25,728
Pre-tax Income:
  Domestic	                $      409  $    3,276  $    6,132
  International	                1,381       3,128       1,266
    Consolidated Pre-tax
      Income                   $    1,790  $    6,404  $    7,398
Assets:
  Domestic	                $1,177,323  $  921,727  $  811,653
  International	              430,330     548,730     339,324
    Consolidated Assets	      $1,607,653  $1,470,457  $1,150,977

Revenues by product have not been disclosed because it is impracticable for us to provide this information. Although premiums and deposits collected by product are available on a statutory basis, it is impracticable to disclose revenues by product on a GAAP basis because we do not allocate certain components of revenues such as net investment income, net realized investment gains (losses) and fee and other income to our products.

14. 	Derivative Financial Instruments

We offer equity-indexed annuity products that provide a base rate of return with a higher potential return linked to the performance of a broad-based equity index. We buy Standard & Poor's 500 Index Call Options and Dow Jones Industrial Average Call Options (collectively known as "the options") in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 and Dow Jones Indexes to which the products' returns are linked. The cost of the options is included in the pricing of the equity-indexed annuity products. The changes in the value of the options are reflected in net investment income and fluctuate in relation to changes in interest credited to policyholder account balances for these annuities. Premiums paid to purchase these instruments are deferred and amortized over their term.

Total revenues include ($5.9) million, ($7.6) million and $1.2 million in 2001, 2000 and 1999, respectively, related to changes in the fair value of the options. Such investment income
(loss) was substantially offset by amounts credited to policyholder account balances. The fair value of the options was $3.5 million and $1.9 million at December 31, 2001 and 2000, respectively. The notional amounts at December 31, 2001 and 2000 were $151.9 million and $123.4 million, respectively.

If the counterparties of the aforementioned financial instruments do not meet their obligations, we may have to recognize a loss. We limit our exposure to losses by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2001, all of the counterparties were rated "A" or higher by Standard & Poor's.

15.	Fair Value of Financial Instruments

The following discussion outlines the methods and assumptions we use in estimating our fair value disclosures for our financial instrument assets and liabilities. Because fair values for all balance sheet items are not required to be disclosed pursuant to SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", the aggregate fair value amounts presented herein do not necessarily represent our underlying value, likewise, care should be exercised in deriving conclusions about our business or financial condition based on this fair value information.

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

Assets and liabilities held in separate accounts: Fair values for the assets held in separate accounts are determined from broker-dealers or valuations supplied by internationally recognized statistical rating organizations. The separate account liability represents our obligations to policyholders and approximates fair value.

Insurance liabilities for investment contracts: Fair values for our investment-type insurance contract liabilities are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining contracts being valued. The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 2001 and 2000. This is due to 1) credited rates on the vast majority of account balances approximating current rates paid on similar investments and 2) rates not generally being guaranteed beyond one year.

Insurance liabilities for non-investment contracts: Fair value disclosures for our reserves for insurance contracts other than investment-type contracts are not required and have not been determined. However, we closely monitor the level of our insurance liabilities and the fair value of reserves under all insurance contracts are taken into consideration in the overall management of interest rate risk.

Mortgage payable, notes payable and trust preferred securities: We believe the fair value of our long-term debt was equal to its carrying value at December 31, 2001 and 2000 since the interest rates reflect current market conditions.

The carrying amount of all other financial instruments approximates their fair values.

The fair value of our financial instruments is shown below using a summarized version of assets and liabilities at December
31, 2001 and 2000 (in thousands). Refer to Note 3 for additional information relating to the fair value of investments.



                                     December 31
                               2001                 2000
                         Fair      Carrying     Fair     Carrying
                         Value      Amount      Value     Amount
Assets:
  Investments:
    Securities available
     for sale:
      Fixed maturity
       securities	     $922,961   $922,961   $718,912   $718,912
      Equity securities	       7          7        362        362
    Mortgage loans on
      real estate	        5,269      5,023      4,931      4,778
    Policy loans	       12,609     13,034     13,591     14,280
    Other invested assets	776        776        776        776
    Short-term investments 15,417     15,417     12,489     12,489
  Cash		            22,935     22,935      1,840      1,840
  Assets held in separate
    accounts	           401,097    401,097    520,439    520,439
Liabilities:
  Insurance liabilities
    for investment
    contracts             926,539    926,539    695,475    695,475
  Mortgage payable          6,900      6,900         --         --
  Notes payable	       19,100     19,100     31,500     31,500
  Trust preferred
    securities             20,700     20,700         --         --
  Liabilities related to
    separate accounts	 401,097    401,097    520,439    520,439


16.	Earnings Per Share

A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):


                               2001         2000        1999
Income:
  Net Income	            $    1,780   $    5,267  $    5,272
  Preferred stock dividends      (318)        (506)       (506)
  Income available to common
    shareholders for basic
    earnings per share          1,462        4,761       4,766
  Effect of dilutive securities:
    Interest on subordinated
      convertible debt	          --          833       1,000
  Income available to common
    shareholders for diluted
    earnings per share     $    1,462   $    5,594  $    5,766

Shares:
  Weighted average shares
    outstanding for basic
    earnings per share	   7,545,889    7,727,344   7,583,086
  Effect of dilutive
    securities:
    Stock options	           81,221        6,081     136,656
    Stock warrants	          138,268          492      93,951
    Subordinated convertible
      debt	                    --    1,450,032   1,740,038
    Dilutive potential common
      shares	               219,489    1,456,605   1,970,645
  Weighted average shares
    outstanding for diluted
    earnings per share	   7,765,378    9,183,949   9,553,731



17.	Quarterly Financial Data (Unaudited) (in thousands, except
per share amounts)

Earnings per common and common equivalent share for each quarter are computed independently of earnings per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings during the year, the sum of the quarterly earnings per share may not equal the earnings per share for the year.

                                      2001 Quarters
                           First     Second    Third     Fourth

Total revenues	           $19,072   $22,543   $17,081   $16,660
Components of net income:
  Operating income	      $ 1,986   $ 2,095   $ 1,986   $ 1,262
  Net realized investment
    gains (losses)	           14      (161)   (1,645)   (3,757)

  Net income (loss)	      $ 2,000   $ 1,934   $   341   $(2,495)

Net income per common
  share	                $   .26   $   .26   $   .05   $  (.33)
Net income per common
  share, assuming
  dilution	           $   .24   $   .23   $   .04   $  (.33)

                                       2000 Quarters
                           First     Second    Third     Fourth

Total revenues	           $18,487   $15,973   $18,526   $17,080
Components of net income:
  Operating income	      $ 1,628   $ 1,523   $ 1,976   $ 2,206
  Net realized investment
    losses	              (263)     (515)     (220)     (709)

  Income before
    extraordinary loss	   1,365     1,008     1,756     1,497
  Extraordinary loss	      --        --        --       359
  Net income	           $ 1,365   $ 1,008   $ 1,756   $ 1,138

Net income per common
  share	                $   .18   $   .13   $   .23   $   .14
Net income per common
  share, assuming
  dilution	           $   .17   $   .13   $   .20   $   .16

Reporting the results of insurance operations on a quarterly basis requires the use of numerous estimates throughout the year, primarily in the computation of reserves, amortization of deferred policy acquisition costs and present value of future profits, and the effective rate for income taxes. It is our practice to review estimates at the end of each quarter and, if necessary, make appropriate adjustments, with the effect of such adjustments being reported in current operations. Only at year-end are we able to assess the accuracy of its previous quarterly estimates. Our fourth quarter results include the effect of the difference between previous estimates and actual year-end results. Therefore, the results of an interim period may not be indicative of the results of the entire year.

    Schedule II -- Condensed Financial Information of Registrant

                  STANDARD MANAGEMENT CORPORATION
                           (PARENT COMPANY)

                      CONDENSED BALANCE SHEETS
          (Dollars in Thousands, Except Per Share Amounts)

                                                  December 31
                                                2001       2000
                ASSETS
Investments:
  Investment in subsidiaries	                $ 78,646   $ 71,728
  Surplus debenture due from Standard Life	   27,000     27,000
  Fixed maturity securities, at fair value
    (amortized cost: $0 in 2001 and $900
    in 2000)	                                     --        775
  Equity securities available for sale,
    at fair value (cost: $7 in 2001 and $35
    in 2000)	                                      7          8
  Real estate	                                    115        123
  Notes receivable from officers and directors	 776        776
      Total investments	                      106,544    100,410
Cash	                                              339        305

Property and equipment, less depreciation of
  $2,171 in 2001 and $1,518 in 2000             11,665      1,148
Note receivable from affiliate	              2,858      2,858
Amounts receivable from subsidiaries	         3,148      2,414
Other assets	                                  1,563      1,463
      Total assets	                          $126,117   $108,598

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable	                          $ 19,100   $ 31,500
  Note payable to affiliate	                   2,858      2,858
  Capital lease obligations	                   1,152         --
  Mortgage payable	                             6,900         --
  Amounts due to subsidiaries	                   3,148      2,414
  Other liabilities	                             2,070      2,397
      Total liabilities	                       35,228     39,169

Company-obligated trust preferred securities	   20,700         --

Class A convertible redeemable preferred stock,
  par value $100 per share                          --      6,530

Shareholders' Equity:
  Preferred stock, no par value                     --         --
  Common stock and additional paid-in capital,
    no par value	                            63,011     63,019
  Treasury stock, at cost                       (7,589)    (7,589)
  Accumulated other comprehensive loss:
    Unrealized loss on securities of
      subsidiaries	                            (3,927)    (9,640)
    Foreign currency translation adjustment
      of subsidiaries                           (2,245)    (2,368)
  Retained earnings 	                       20,939     19,477

      Total shareholders' equity	             70,189     62,899
      Total liabilities and shareholders'
        equity	                               $126,117   $108,598

	See accompanying notes to condensed financial statements.



 Schedule II - Condensed Financial Information of Registrant -
                         (continued)

                  STANDARD MANAGEMENT CORPORATION
                        (PARENT COMPANY)

                   CONDENSED STATEMENTS OF INCOME
                       (Dollars in Thousands)



                                       Year Ended December 31
                                          2001      2000    1999
Revenues:
  Management fees from subsidiaries      $4,750    $3,850  $3,575
  Interest income from subsidiaries	  2,615     3,209   2,837
  Rental income from subsidiaries	       1,100     1,100   1,040
  Other income	                              40       409     126
  Net realized investment losses	      (1,310)     (820)   (250)
      Total revenues	                 7,195     7,748   7,328

Expenses:
  Other operating expenses	            4,332     4,487   4,763
  Interest expense and financing costs	  3,492     3,416   3,380
  Interest expense on note payable to
    affiliate	                             152       179     142
      Total expenses	                 7,976     8,082   8,285

Loss before federal income taxes, equity
  in earnings of consolidated subsidiaries,
  extraordinary loss and preferred stock
  dividends	                            (781)    (334)    (957)
Federal income tax expense (benefit)	    (34)  (1,145)    (417)

Income (loss) before equity in earnings of
  Consolidated subsidiaries, extraordinary
  loss and preferred stock dividends	   (747)     811     (540)
Equity in earnings of consolidated
  subsidiaries	                           2,527    4,815    5,812
Income before extraordinary loss and
 preferred stock dividends	            1,780    5,626    5,272
Extraordinary loss                           --     (359)      --
Net income	                           1,780    5,267    5,272
Preferred stock dividends	             (318)    (506)    (506)
Earnings available to common
  shareholders                           $1,462   $4,761   $4,766

	See accompanying notes to condensed financial statements.



Schedule II - Condensed Financial Information of Registrant -
(continued)

                   STANDARD MANAGEMENT CORPORATION
                          (PARENT COMPANY)

                  CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)

                                         Year Ended December 31
                                          2001      2000    1999
Operating Activities
Net income 	                          $1,780    $5,267  $5,272
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization	         801       650     645
  Equity in earnings of subsidiaries	 (2,527)   (4,815) (5,812)
  Dividends	                           2,100     2,500      --
  Net realized investment losses	       1,310       820     250
  Other                                    (355)     (909)    280
      Net cash provided by operating
        activities	                      3,109     3,513     635

Investing Activities
Investments, net	                       (321)       98     (46)
Purchase of property and equipment, net	(12,250)   (1,004)   (866)
      Net cash used by investing
        activities	                    (12,571)     (906)   (912)

Financing Activities
Borrowings	                          28,752    11,000     300
Repayments of notes payable and
  preferred stock	                    (18,930)  (14,000)   (800)
Issuance of common stock and warrants	     (8)      867   1,566
Purchase of common stock for treasury	     --      (304)   (582)
Dividends on preferred stock	             (318)     (506)   (506)
      Net cash provided (used) by
        financing activities	            9,496    (2,943)    (22)
Net decrease in cash	                    34      (336)   (299)
Cash at beginning of year	              305       641     940
Cash at end of year	                     $  339    $  305  $  641


See accompanying notes to condensed financial statements.


Schedule II--Condensed Financial Information of Registrant
(continued)

                  STANDARD MANAGEMENT CORPORATION
                        (PARENT COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS

                        December 31, 2001


1.	Basis of Presentation

For purposes of these condensed financial statements, Standard Management carries its investments in subsidiaries at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. Net income of its subsidiaries is included in income using the equity method. These condensed financial statements should be read in conjunction with our consolidated financial statements included elsewhere in this document.


2.	Dividends from Subsidiaries

Standard Management received $1.6 million and $2.5 million of dividends from subsidiaries in 2001 and 2000, respectively.




                     Schedule IV -- Reinsurance

                  STANDARD MANAGEMENT CORPORATION

            Years Ended December 31, 2001, 2000 and 1999
                      (Dollars in Thousands)

                                                        Percentage
                             Ceded to   Assumed          of Amount
                   Gross     Other    from Other           Assumed
                   Amount   Companies  Companies Net Amount to Net


Year Ended December
 31, 2001
Life insurance in
 force	         $1,309,989 $ 647,053 $ 81,633 $  744,569 10.96%
Premiums:
  Life insurance
    and annuities  $   11,912 $   4,381 $    796 $    8,327
  Accident and
    health insurance	 370        10       --        360
  Supplementary
    contract and other
    funds on deposit	 789        --       --        789
    Total premiums $   13,071 $   4,391 $    796 $    9,476

Year Ended December
  31, 2000
Life insurance in
  force 	         $1,739,302 $ 787,590 $ 90,854 $1,042,566  8.71%
Premiums:
  Life insurance
    and annuities  $   11,634 $   4,783 $    937 $    7,788
  Accident and
    health insurance	 128        12       --        116
  Supplementary
    contract and other
    funds on deposit    1,570        --       --      1,570
    Total premiums $   13,332 $   4,795 $    937 $    9,474

Year Ended December
  31, 1999
Life insurance in
  force	         $2,079,568 $ 837,155 $125,120 $1,367,533  9.15%
Premiums:
  Life insurance
    and annuities  $   13,780 $   4,908 $    904 $    9,776
  Accident and
    health insurance   18,710    18,365       --        345
  Supplementary
    contract and other
    funds on deposit	 260        --       --        260
    Total premiums $   32,750 $  23,273 $    904 $   10,381

EXHIBIT 23.1


Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-92906) pertaining to the
Second Amended and Restated Stock Option Plan of Standard Management Corporation, the Registration Statement (Form S-8
No. 333-41119) pertaining to the Amended and Restated Stock Option Plan of Standard Management Corporation and the
Registration Statement (Form S-8 No. 333-41117) pertaining to the Standard Management Corporation Savings Plan, of our report dated February 1, 2002, with respect to the consolidated financial statements and schedules of Standard Management Corporation and subsidiaries included in this Form 10-K for the year ended December 31, 2001.

                                 /s/ Ernst & Young LLP



Indianapolis, Indiana
March 26, 2002







EXHIBIT 23.2


Consent Of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-92906) pertaining to the
Second Amended and Restated Stock Option Plan of Standard Management Corporation, the Registration Statement (Form S-8
No. 333-41119) pertaining to the Amended and Restated Stock Option Plan of Standard Management Corporation and the
Registration Statement (Form S-8 No. 333-41117) pertaining to the Standard Management Corporation Savings Plan, of our report dated February 14, 2002, with respect to the consolidated balance sheets of Standard Management International S. A.
and subsidiaries, as at September 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001 included in the Annual Report on Form 10-K of Standard Management Corporation.

KPMG Audit

Luxembourg
March 26, 2002