Form 10-Q
period 2002-03-31
STANDARD MANAGEMENT CORP
filed 2002-05-03
CIK 853971

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 or

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

10689 N. Pennsylvania Street, Indianapolis, Indiana             46280
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

As of May 1, 2002, the Registrant had 7,613,479 shares of Common Stock outstanding.

                         STANDARD MANAGEMENT CORPORATION

                                      INDEX

                                                                                                                  PAGE NUMBER
Part I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Balance Sheets --
           March 31, 2002 (Unaudited) and December 31, 2001 (Audited) ..................................................3

           Consolidated Statements of Income --
           For the Three Months Ended March 31, 2002 and 2001 (Unaudited)...............................................4

           Consolidated Statements of Shareholders' Equity --
           For the Three Months Ended March 31, 2002 and 2001 (Unaudited)...............................................5

           Consolidated Statements of Cash Flows --
           For the Three Months Ended March 31, 2002 and 2001 (Unaudited).............................................. 6

           Notes to Consolidated Financial Statements (Unaudited).................................................. 7 - 8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................9 - 20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................................................20


Part II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K............................................................................21

           SIGNATURES..................................................................................................21

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS                                                       March 31         December 31
                                                                                                    2002              2001
                                                                                                 ------------     ------------
                                                                                                 (Unaudited)        (Audited)
Investments:
     Securities available for sale:
         Fixed maturity securities at fair value (amortized cost $1,053,214 in 2002
         and $932,848 in 2001) ..............................................................    $  1,025,915     $    922,961
     Mortgage loans on real estate ..........................................................           5,621            5,023
     Policy loans ...........................................................................          13,037           13,034
     Real estate ............................................................................           3,790            4,011
     Equity-indexed call options ............................................................           4,257            3,545
     Short-term investments .................................................................          15,245           11,879
     Other invested assets ..................................................................             776              776
                                                                                                 ------------     ------------
         Total investments ..................................................................       1,068,641          961,229
Cash ........................................................................................          10,128           18,144
Accrued investment income ...................................................................          15,107           14,219
Amounts due and recoverable from reinsurers .................................................          41,144           42,069
Deferred policy acquisition costs ...........................................................         142,524          126,382
Present value of future profits .............................................................          24,303           22,269
Goodwill ....................................................................................           6,198            5,146
Property and equipment (less accumulated depreciation of $2,762 in 2002 and $2,428 in
        2001) ...............................................................................          15,068           14,973
Other assets ................................................................................           8,134            8,125
Assets held in separate accounts ............................................................         429,049          401,097
                                                                                                 ------------     ------------
         Total assets .......................................................................    $  1,760,296     $  1,613,653
                                                                                                 ============     ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Insurance policy liabilities ...........................................................    $  1,207,007     $  1,080,223
     Accounts payable and accrued expenses ..................................................           8,726            7,900
     Obligations of capital lease ...........................................................           1,082            1,152
     Mortgage payable .......................................................................           6,875            6,900
     Notes payable ..........................................................................          18,500           19,100
     Deferred federal income taxes ..........................................................           3,322            6,392
     Liabilities related to separate accounts ...............................................         429,049          401,097
                                                                                                 ------------     ------------
         Total liabilities ..................................................................       1,674,561        1,522,764
                                                                                                 ------------     ------------

Company-obligated trust preferred securities ................................................          20,700           20,700

Shareholders' Equity:
     Preferred stock, no par value:
         Authorized 870,000 shares; none issued and outstanding .............................              --               --
     Common stock and additional paid in capital, no par value:
         Authorized 20,000,000 shares; issued 9,107,557 in 2002 and 9,039,471 in 2001 .......          63,062           63,011
     Treasury stock, at cost, 1,494,078 shares in 2002 and 1,492,978 in 2001 ................          (7,594)          (7,589)
     Accumulated other comprehensive loss ...................................................         (13,376)          (6,172)
     Retained earnings ......................................................................          22,943           20,939
                                                                                                 ------------     ------------
         Total shareholders' equity .........................................................          65,035           70,189
                                                                                                 ------------     ------------
         Total liabilities and shareholders' equity .........................................    $  1,760,296     $  1,613,653
                                                                                                 ============     ============

          See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                          ---------------------
                                                                                            2002         2001
                                                                                          --------     --------
Revenues:
     Premium income ..................................................................    $  2,397     $  2,770
     Net investment income ...........................................................      17,234       13,714
     Call option losses ..............................................................      (1,393)      (2,577)
     Net realized investment gains (losses) ..........................................        (274)          72
     Policy income ...................................................................       1,777        1,909
     Separate account fees ...........................................................       1,881        1,500
     Fees and other income ...........................................................       1,363        1,684
                                                                                          --------     --------
         Total revenues ..............................................................      22,985       19,072
Benefits and expenses:
     Benefits and claims .............................................................       2,352        2,746
     Interest credited to interest-sensitive annuities and other financial products ..       7,894        5,705
     Amortization ....................................................................       4,127        1,895
     Commission expenses .............................................................       1,177        1,257
     Other operating expenses ........................................................       3,670        4,064
     Interest expense and financing costs ............................................       1,112          816
                                                                                          --------     --------
         Total benefits and expenses .................................................      20,332       16,483
Income before federal income taxes and preferred stock dividends .....................       2,653        2,589
Federal income tax expense ...........................................................         649          589
                                                                                          --------     --------
Net income ...........................................................................       2,004        2,000
Preferred stock dividends ............................................................          --         (127)
                                                                                          --------     --------
Earnings available to common shareholders ............................................    $  2,004     $  1,873
                                                                                          ========     ========

Earnings per share - basic:
     Net income ......................................................................    $    .26     $    .27
     Preferred stock dividends .......................................................          --         (.02)
                                                                                          --------     --------
     Earnings available to common shareholders .......................................    $    .26     $    .25
                                                                                          ========     ========

Earnings per share - diluted:
     Net income ......................................................................    $    .25     $    .24
     Preferred stock dividends .......................................................          --           --
                                                                                          --------     --------
     Earnings available to common shareholders .......................................    $    .25     $    .24
                                                                                          ========     ========


          See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                             Common
                                                                            stock and                    Accumulated
                                                                            additional                      other
                                                                              paid in      Treasury      comprehensive     Retained
                                                                 Total        capital       stock            loss          earnings
                                                               ---------    ----------     ---------     -------------     --------
Balance at January 1, 2001.................................    $ 62,899      $ 63,019      $ (7,589)      $  (12,008)      $ 19,477

  Comprehensive income:
    Net income.............................................       2,000                                                       2,000
    Other comprehensive income:
      Change in unrealized gain (loss) on securities, .....
        net taxes of $2,505................................       5,001                                        5,001
    Change in foreign currency translation.................       1,113                                        1,113
                                                               --------
      Other comprehensive income...........................       6,114

      Comprehensive income.................................       8,114
    Issuance of common stock and warrants..................          94            94
    Preferred stock dividends..............................        (127)                                                       (127)
                                                               --------      ---------     ---------      -----------      --------
Balance at March 31, 2001..................................    $ 70,980      $  63,113     $ (7,589)      $   (5,894)      $ 21,350
                                                               ========      =========     =========      ===========      ========

Balance at January 1, 2002.................................     $70,189      $  63,011     $ (7,589)      $   (6,172)      $ 20,939

Comprehensive loss:
   Net income..............................................       2,004                                                       2,004
   Other comprehensive loss:
     Change in unrealized gain (loss) on securities, ......
       net taxes (benefits) of ($3,618)....................      (7,041)                                      (7,041)
     Change in foreign currency translation................        (163)                                        (163)
                                                               --------
       Other comprehensive loss............................      (7,204)

       Comprehensive loss..................................      (5,200)
     Issuance of common stock..............................          51             51
     Purchase of treasury stock............................          (5)                         (5)
                                                               --------      ---------     ---------      -----------      --------
Balance at March 31, 2002..................................    $ 65,035      $  63,062     $ (7,594)      $  (13,376)      $ 22,943
                                                               ========      =========     =========      ===========      ========


          See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                           -------------------------
                                                                                              2002           2001
                                                                                           ----------     ----------
OPERATING ACTIVITIES
Net income ............................................................................    $    2,004     $    2,000
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred acquisition costs .......................................         3,708          1,263
     Deferral of acquisition costs ....................................................       (15,550)       (10,391)
     Deferred federal income taxes ....................................................           307            481
     Depreciation and amortization ....................................................           727            816
     Insurance policy liabilities .....................................................        10,278          5,490
     Net realized investment (gains) losses ...........................................           274            (72)
     Accrued investment income ........................................................          (889)           761
     Other ............................................................................           247             48
                                                                                           ----------     ----------
         Net cash provided by operating activities ....................................         1,106            396
                                                                                           ----------     ----------

INVESTING ACTIVITIES
Fixed maturity securities available for sale:
     Purchases ........................................................................      (169,843)      (129,298)
     Sales ............................................................................        41,302        110,391
     Maturities, calls and redemptions ................................................         8,030          6,113
Short-term investments, net ...........................................................        (3,366)       (18,654)
Other investments, net ................................................................        (2,096)        (1,044)
                                                                                           ----------     ----------
         Net cash used by investing activities ........................................      (125,973)       (32,492)
                                                                                           ----------     ----------

FINANCING ACTIVITIES
Repayments on notes payable ...........................................................          (625)        (3,200)
Premiums received on interest-sensitive and other financial products
     credited to policyholder account balances, net of premiums ceded .................       147,683         63,909
Return of policyholder account balances on interest-sensitive annuities and other
     financial products ...............................................................       (30,252)       (24,916)
Issuance of common stock and warrants .................................................            45             94
Dividends on preferred stock ..........................................................            --           (127)
                                                                                           ----------     ----------
     Net cash provided by financing activities ........................................       116,851         35,760
                                                                                           ----------     ----------

Net (decrease) increase in cash .......................................................        (8,016)         3,664

Cash at beginning of period ...........................................................        18,144          1,840

                                                                                           ----------     ----------
Cash at end of period .................................................................    $   10,128     $    5,504
                                                                                           ==========     ==========


          See accompanying notes to consolidated financial statements.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



The following notes should be read along with the notes to the consolidated financial statements included in the 2001 Form 10-K of Standard Management Corporation, ("we", "our", "Standard Management" or the "Company").

         Standard Management is an international financial services holding company that develops, markets and/or administers, through several subsidiaries, annuity and life insurance products domestically and unit-linked assurance products, which are investment products with a nominal death benefit, internationally.

NOTE 1 -- BASIS OF PRESENTATION

         Our unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Standard Management's financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We have also reclassified certain amounts from the prior periods to conform to the 2002 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

         The nature of the insurance business requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. For example, we use significant estimates and assumptions in calculating deferred policy acquisition costs, present value of future profits, goodwill, future policy benefits and deferred federal income taxes. If future experience differs from these estimates and assumptions, our financial statements could be materially affected.

Recently Issued Professional Accounting Standards

         We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) effective January 1, 2002. SFAS No. 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

         As of March 31, 2001, on a SFAS No. 142 comparable basis, our net income, basic net income per share and diluted net income per share would have been $2.1 million, $.28 and $.25, respectively which includes the elimination of amortization of $.1 million or $.01 per share. Our goodwill is related to domestic operations. During the second quarter of 2002, we will perform the first of the required impairment tests of goodwill measured as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

NOTE 2 -- MORTGAGE PAYABLE, NOTES PAYABLE AND TRUST PREFERRED SECURITIES

         Our mortgage payable, notes payable and trust preferred securities were as follows (dollars in thousands):

                                                                            Interest          March 31     December 31
                                                                              Rate              2002          2001
                                                                            --------          --------     -----------
         Mortgage payable.........................................            7.38%           $  6,875     $    6,900
         Notes payable:
              Borrowings under revolving credit agreements........            5.25% (1)       $  7,500     $    8,100
              Senior subordinated notes...........................           10.00%             11,000         11,000
                                                                                              --------     ----------
                                                                                              $ 18,500     $   19,100
                                                                                              ========     ==========

         Trust preferred securities...............................           10.25%           $ 20,700     $   20,700
                                                                                              ========     ==========

(1)      Current weighted average rate at March 31, 2002.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 -- NET UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE

         The components of unrealized loss on securities available for sale in shareholders' equity are summarized as follows (in thousands):

                                                                           March 31       December 31
                                                                             2002             2001
                                                                         ------------     ------------
Fair value of securities available for sale .........................    $  1,025,915     $    922,961
Amortized cost of securities available for sale .....................       1,053,214          932,848
                                                                         ------------     ------------
         Gross unrealized loss on securities available for sale .....         (27,299)          (9,887)
Adjustments for:
     Deferred policy acquisition costs ..............................           6,766            2,468
     Present value of future profits ................................           3,866            1,410
     Deferred federal income tax benefits ...........................           5,698            2,080
                                                                         ------------     ------------
         Net unrealized loss on securities available for sale .......    $    (10,969)    $     (3,929)
                                                                         ============     ============

     The increase in the net unrealized loss on securities available for sale primarily resulted from an increase in interest rates during the first quarter of 2002. Generally, during a declining interest rate environment, values of fixed maturities increase. However, during an increasing interest rate environment, values of fixed maturities decrease.

NOTE 4 -- EARNINGS PER SHARE

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):


                                                                                     Three Months Ended
                                                                                           March 31
                                                                                 -----------------------------
                                                                                     2002             2001
                                                                                 ------------     ------------
Income:
Net income ..................................................................   $      2,004     $      2,000
Preferred stock dividends ...................................................             --             (127)
                                                                                ------------     ------------
Income available to common shareholders for basic earnings per share ........          2,004            1,873

Effect of dilutive securities:
     Preferred stock dividends ..............................................             --              127
                                                                                ------------     ------------

Income available to common shareholders for diluted earnings per share ......   $      2,004     $      2,000
                                                                                ============     ============
Shares:
Weighted average shares outstanding for basic earnings per share ............      7,607,930        7,545,156

Effect of dilutive securities:
     Stock options ..........................................................        103,753            7,701
     Stock warrants .........................................................        156,433           34,936
     Preferred stock ........................................................             --          768,235
                                                                                ------------     ------------

     Dilutive potential common shares .......................................        260,186          810,872
                                                                                ------------     ------------

Weighted average shares outstanding for diluted earnings per share ..........      7,868,116        8,356,028
                                                                                ============     ============

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2001 should be read in conjunction with both sets of consolidated financial statements.

Comparison of the Three Month Period Ended March 31, 2002 and March 31, 2001:

The following tables and narratives summarize the results of operations by operating segment:

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                                -------------------------
                                                                                                   2002           2001
                                                                                                ----------     ----------
                                                                                                  (Dollars in thousands)
Operating income before income taxes:

     Domestic operations ...................................................................    $    2,150     $    1,808
     International operations ..............................................................           777            709
                                                                                                ----------     ----------

     Consolidated operating income before income taxes .....................................         2,927          2,517
     Applicable income taxes related to operating income ...................................           742            531
                                                                                                ----------     ----------

         Consolidated operating income after taxes .........................................         2,185          1,986
                                                                                                ----------     ----------

     Consolidated realized investment gains (losses) before income taxes (benefits) ........          (274)            72
     Applicable income taxes (benefits) related to realized investment gains (losses) ......           (93)            58
                                                                                                ----------     ----------

         Consolidated realized investment gains (losses) after taxes (benefits) ............          (181)            14
                                                                                                ----------     ----------

         Net income ........................................................................    $    2,004     $    2,000
                                                                                                ==========     ==========


Consolidated Results and Analysis:

     Net income for the first quarter of 2002 of $2.0 million, or $.25 per diluted share, was flat compared to the first quarter of 2001. Impacting the quarter were net realized investment losses from the sale of fixed maturity securities of $.03 per diluted share, and a higher effective tax rate of $.02 per diluted share. Pretax operating earnings increased 16% over the comparable quarter and were positively impacted by an increase in net investment spread of $.06 per diluted share. Offsetting this increase was higher than expected mortality experience of $.02 per diluted share.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------

Domestic Operations:


                                                                                   Three Months Ended
                                                                                         March 31
                                                                                   --------------------
                                                                                     2002        2001
                                                                                   --------    --------
                                                                                  (Dollars in thousands)
Premiums and Deposits Collected:
     Traditional life .........................................................    $  2,384    $  2,756
                                                                                   --------    --------

     Deferred annuities .......................................................      88,600      33,862
     Single premium immediate annuities and other deposits ....................      36,468      11,690
     Equity-indexed annuities .................................................      22,459      18,189
     Universal and interest-sensitive life ....................................         156         168
                                                                                   --------    --------

              Subtotal - interest sensitive and other financial products ......     147,683      63,909
                                                                                   --------    --------

     Total premiums and deposits collected ....................................    $150,067    $ 66,665
                                                                                   ========    ========

-------------------------------------------------------------------------------------------------------



Statement of Operations:

Premium income ................................................................    $  2,383     $  2,756
Policy income .................................................................       1,777        1,909
                                                                                   --------     --------
     Total policy related income ..............................................       4,160        4,665

Net investment income .........................................................      17,153       13,581
Call option losses ............................................................      (1,393)      (2,577)
Fees and other income .........................................................       1,363        1,684
                                                                                   --------     --------

     Total revenues ...........................................................      21,283       17,353
                                                                                   --------     --------

Benefits and claims ...........................................................       2,292        2,768
Interest credited to interest sensitive annuities and other financial products        7,894        5,705
Amortization ..................................................................       3,988        2,025
Commission expenses ...........................................................       1,123        1,245
Other operating expenses ......................................................       2,724        2,986
Interest expense and financing costs ..........................................       1,112          816
                                                                                   --------     --------

     Total benefits and expenses ..............................................      19,133       15,545
                                                                                   --------     --------

     Operating income before income taxes .....................................       2,150        1,808

Net realized investment gains (losses), net of related amortization ...........        (274)          72
                                                                                   --------     --------

     Income before income taxes ...............................................    $  1,876     $  1,880
                                                                                   ========     ========

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------

General: Our domestic operations segment consists of revenues earned and expenses incurred from our United States operations. Our primary products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

Premium deposits consist of deposits from our deferred annuities, single premium immediate annuities, equity-indexed annuities, and other financial products that do not incorporate significant mortality features. For GAAP, these premium deposits are not shown as premium income in the income statement. A change in premium deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in premiums may affect the growth rate of assets on which investment spreads are earned.

- Premium deposits for the first quarter of 2002 increased $83.8 million or 131%, to $147.7 million, compared to the first quarter of 2001. Deferred annuities increased $54.7 million or 161% to $88.6 million. Single premium immediate annuities increased $24.8 million or 212% to $36.5 million.

     Premium deposits increased in the 2002 period primarily due to an expanded distribution force and an enhanced product portfolio.

Premium income consists of premiums earned from 1) traditional life products and
2) annuity products that incorporate significant mortality features.

- Premium income for the first quarter of 2002 decreased by $.4 million or 13%, to $2.4 million compared to the first quarter of 2001. Effective August 2001, we suspended the active marketing of life products indefinitely. However, we continue to manage our in force life business.

Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned on terminated universal life and annuity policies.

- Policy income decreased $.1 million or 7% to $1.8 million for the first quarter of 2002 compared to the first quarter of 2001. This decrease primarily relates to less surrender income. Generally, during a low interest rate environment, policyholders are less likely to terminate existing annuity policies, therefore, resulting in less surrender income.

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

- Net investment income for the first quarter of 2002 increased by $3.6 million or 26%, to $17.2 million compared to the first quarter of 2001. Net investment income increased as a result of a $244.0 million or 31% increase in the weighted average invested assets for the period.

- The net investment yields earned on average invested assets were 6.70% and 6.97% for the first quarter of 2002 and 2001, respectively.

         See also "Call option losses" and "Interest credited to interest sensitive annuities and other financial products" for information regarding the impact of our equity-indexed products.

Call option losses relate to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

- Call option losses for the first quarter of 2002 decreased by $1.2 million to $1.4 million compared to the first quarter of 2001.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------

Call option losses for the first quarter of 2002 were due to the impact from changes in the market value of our call options as a result of changes in the S & P 500 Index and the purchase of additional options to support increased equity-indexed liabilities.


Fees and other income consists of fee income related to servicing unaffiliated blocks of business, experience refunds and commission income.

- Fees and other income decreased $.3 million or 20%, to $1.4 million and includes a decline of $.2 million in Savers Marketing's commission income due to the termination of a marketing and administration contract.

Benefits and claims include 1) mortality experience, 2) benefits from other policies that incorporate significant mortality features and 3) changes in future policy reserves. Throughout our history, we have experienced periods of higher and lower benefit claims. This volatility is not uncommon in the life insurance industry and, over extended periods of time, periods of higher claims experience tend to offset periods of lower claim experience.

- Benefits and claims for the first quarter of 2002 decreased $.5 million or 17%, to $2.3 million compared to the first quarter of 2001, and includes the impact from less traditional life business. Also, we experienced unfavorable mortality of $.2 million compared to the first quarter of 2001.

Interest credited to interest sensitive annuities and other financial products represents interest credited to insurance liabilities of the deferred annuities, single premium immediate annuities, equity-indexed annuities and other financial products. This expense fluctuates with changes in 1) the average interest-sensitive insurance liabilities, 2) the average credited rate on those liabilities, 3) the market value fluctuations of call options and 4) the impact of SFAS No. 133.

- During the first quarter of 2002, interest credited increased $2.2 million to $7.9 million, an increase of 38% compared to the first quarter of 2001. This increase is primarily due to a 39% increase in average interest sensitive liabilities of $280.2 million and $1.1 million from changes in the market value of liabilities supporting equity-indexed products offset by a reduction of $1.7 million from the impact of SFAS No. 133.

     The weighted average credited rates for the first quarter of 2002 and 2001 were 4.74% and 4.90%, respectively.

Amortization includes 1) amortization related to the present value of our policies purchased from our acquired insurance business, 2) amortization of deferred acquisition costs related to capitalized costs of our insurance business sold, and 3) amortization of goodwill for the 2001 period.

- Amortization for the first quarter of 2002 was $4.0 million, an increase of $2.0 million or 97%, compared to the first quarter of 2001. This increase reflects the recognition of additional gross profits from increased sales of annuity products during recent periods and the impact of SFAS No.133 on equity-indexed annuity deferred acquisition costs amortization.

Commission expenses represent commission expenses, net of deferrable amounts.

- Commission expenses decreased $.1 million or 10% to $1.1 million primarily due to less commission expense from Savers Marketing.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

- Other operating expenses for the first quarter of 2002 decreased $.3 million or 9%, to $2.7 million compared to the first quarter of 2001.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


Interest expense and financing costs represents interest expense incurred and the amortization of related debt issuance costs.

- Interest expense and financing costs increased by $.3 million or 36% to $1.1 million for the three month period ending March 31, 2002, compared to the same period for 2001. Average borrowings increased $16.5 million in the 2002 period and included the impact of our trust preferred offering and our mortgage payable.

Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the present value of future profits.

- Net realized investment losses, net of related costs were $.3 million in the first quarter of 2002.

- Approximately 96% of our fixed maturity securities are classified as investment grade at March 31, 2002.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------

International Operations:

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                  ---------------------
                                                                                     2002        2001
                                                                                   --------    --------
                                                                                  (Dollars in thousands)
Premiums and Deposits Collected:
     Traditional life .........................................................    $     14    $     14
     Separate account deposits ................................................      13,829      28,670
                                                                                   --------    --------
         Total premiums and deposits collected ................................    $ 13,843    $ 28,684
                                                                                   ========    ========

-------------------------------------------------------------------------------------------------------


Statement of Operations:

Premium income ................................................................    $     14    $     14
Net investment income .........................................................          81         133
Separate account fees .........................................................       1,881       1,500
                                                                                   --------    --------
         Total revenues .......................................................       1,976       1,647
                                                                                   --------    --------
Benefits and claims ...........................................................          60         (22)
Amortization ..................................................................         139        (130)
Commission expenses ...........................................................          54          12
Other operating expenses ......................................................         946       1,078
                                                                                   --------    --------
         Total benefits and expenses ..........................................       1,199         938
                                                                                   --------    --------
         Income before income taxes ...........................................    $    777    $    709
                                                                                   ========    ========


General: Our international operations include revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses.

Separate account deposits consist of deposits from our unit-linked assurance products. For GAAP these separate account deposits are not shown as premium income in the income statement. A change in separate account deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in separate account deposits may affect the growth rate of separate account assets on which fees are earned.

- Separate account deposits for the first quarter of 2002 decreased $14.8 million to $13.8 million compared to the first quarter of 2001. The decrease in deposits is primarily due to the volatile global equity environment.

Net investment income represents income earned on our corporate assets such as cash, short-term investments and fixed securities. Standard Management International is required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

- Net investment income remained at $.1 million for each of the first quarters ending March 31, 2002 and 2001, respectively. Corporate assets averaged $7.8 million and $12.9 million for the first quarter of 2002 and 2001, respectively, and primarily consist of cash and short-term investments.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


- The net investment yields earned on average invested assets were 4.15% and 4.13% for first quarter of 2002 and 2001, respectively.

Fees from separate accounts represent the net fees earned on our unit-linked assurance products. The fees include asset based administrative fees, premium based administrative fees and the amortization of front end loads (deferred revenue) into income. Asset based fees fluctuate in relation to separate account assets, and premium based fees fluctuate in relation to premium collections for certain products. Deferred revenue amortization fluctuates subject to the amortization rules of SFAS No. 97.

- Fees from separate accounts for the first quarter of 2002 increased $.4 million or 25% to $1.9 million compared to the first quarter of 2001. Actual separate account assets decreased $66.5 million or 13%, to $429.5 million. Fees were favorably impacted by $.5 million due to changes in the value of foreign currencies relative to the United States dollar. Excluding the impact of foreign currencies, fees decreased $.1 million or 7%, to $1.8 million.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business and foreign exchange translation.

- Amortization for the first quarter of 2002 increased $.3 million to $.1 million compared to the first quarter of 2001. This increase is primarily related to the unfavorable impact of $.6 million from changes in the value of foreign currencies relative to the United States dollar. Excluding the impact of foreign currencies, amortization decreased $.3 million in the 2002 period.

Commission expenses represent commission expenses, net of deferrable amounts.

- Commission expenses were $54 thousand and $12 thousand for the first quarter of 2002 and 2001, respectively. Due to the nature of our business, most incurred commissions are deferred.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

- Other operating expenses for each of the first quarter of 2002 and 2001 were $.9 million and $1.1 million, respectively.

Foreign currency translation comparisons between the first quarter of 2002 and 2001 are impacted by the strengthening and weakening of the United States dollar relative to foreign currencies, primarily the Euro. The impact of these translations has been quantified on fees from separate accounts and amortization.


--------------------------------------------------------------------------------

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

Potential Cash Available for 2002

         We anticipate that available cash from our existing working capital, surplus debenture interest, dividends, management fees, equipment rental fees, lease income and tax sharing payments will be more than adequate to meet our anticipated parent company cash requirements for 2002. The following describes our potential sources of cash in 2002.

         Surplus Debenture Interest. We loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements ("surplus debentures") which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life's capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. We currently anticipate these quarterly approvals will be granted. Assuming the approvals are granted and the March 31, 2002 interest rate of 6.75% continues, we expect to receive interest income of $1.8 million from the surplus debentures in 2002.

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

         Management Fees. Pursuant to a management services agreement, Standard Life paid $3.6 million during 2001 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $1.1 million in 2001, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2002, we expect to receive management fees of $3.6 million from Standard Life.

         Pursuant to the management services agreement, Premier Life (Luxembourg) paid $1.2 million during 2001 for certain management, technical support and administrative services. The agreement provides that it may be modified or terminated at any time. In 2002, we expect to receive management fees of $.7 million from Premier Life (Bermuda) and $.3 million from Premier Life (Luxembourg).

         Equipment Rental Fees. In 2001 we charged subsidiaries $1.1 million for the use of our equipment. In 2002, we expect to receive $1.1 million of equipment rental fees from Standard Life.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


         Lease Income. Effective January 1, 2002, we entered into a lease agreement with Standard Life whereby Standard Life will lease approximately 43,000 square feet of our office space located at 10689 North Pennsylvania Street. In 2002, we expect to receive lease income of $.8 million from Standard Life.

         Tax Sharing Payments. Effective January 1, 2000 we entered into a tax sharing agreement with Savers Marketing and Standard Management International that allocates the consolidated federal income tax liability. During 2001, Savers Marketing and Standard Management International paid $.5 million and $.8 million, respectively, in accordance with this agreement. We do not expect tax sharing payments in 2002 to be material.

Estimated Cash Required in 2002

         The following are the characteristics of our mortgage payable, notes payable and trust preferred securities, including estimated required payments in 2002.

         Mortgage Payable:

         THE FOLLOWING ARE CHARACTERISTICS OF OUR MORTGAGE PAYABLE AGREEMENT AT MARCH 31, 2002:

   -     outstanding balance of $6.9 million;

   -     interest rate of 7.38% per annum;

   - principal and interest payments: $56 thousand per month through December, 2011;

   - interest payments required in 2002 based on current balances will be $.5 million;

   - note may be prepaid on or before January 2005 at 105% and declining to 101% after December 2008.

         Notes Payable:

         THE FOLLOWING ARE CHARACTERISTICS OF OUR AMENDED CREDIT AGREEMENT AT MARCH 31, 2002:

   -     outstanding balance of $7.5 million;

   -     weighted average interest rate of 5.25%;

   - principal payments: $.6 million paid in March 2002 and $2.5 million due annually thereafter through March 2005;

   -     subject to certain restrictions and financial and other covenants;

   - interest payments required in 2002 based on current balances will be $.4 million.

         THE FOLLOWING ARE CHARACTERISTICS OF OUR SUBORDINATED DEBT AGREEMENT AT MARCH 31, 2002:

   -     outstanding balance of $11.0 million;

   - interest rate is greater of 1) 10% per annum or 2) six month London Inter-Bank Offered Rate ("LIBOR") plus 1.5%;

   -     due October 2007;

   - interest payments required in 2002 based on current balances will be $1.1 million.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


         Trust Preferred Securities:

         THE FOLLOWING ARE CHARACTERISTICS OF OUR TRUST PREFERRED SECURITIES AT MARCH 31, 2002:

   -     outstanding balance of $20.7 million;

   - annual distribution rate of 10.25%; distributions may be deferred up to 20 consecutive quarters;

   -     matures August 9, 2031;

   - may be redeemed on or after August 9, 2006 at $10 per security plus accumulated and unpaid distributions;

   - distributions required in 2002 based on current balances will be $2.1 million;

   -     distributions are classified as interest expense.

         General: On a consolidated basis we reported net cash provided by operations of $1.1 million and $.4 million for the first quarter of 2002 and 2001, respectively. At May 1, 2002, we had "parent company only" cash and short-term investments of $.3 million which are available for general corporate purposes. Annual parent company operating expenses (not including interest expense) were $4.3 million and $4.5 million for 2001 and 2000, respectively.

LIQUIDITY OF INSURANCE OPERATIONS

         United States Insurance Operations. The principal liquidity requirements of Standard Life are its 1) contractual obligations to policyholders, 2) surplus debenture interest, dividends, management fees and rental fees to Standard Management and 3) other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of annuity products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life's A.M. Best rating and events in the industry that affect policyholders' confidence.

         The policies and annuities issued by Standard Life contain provisions that allow policyholders to withdraw or surrender their policies under defined circumstances. These policies and annuities generally contain provisions, which apply penalties or otherwise restrict the ability of policyholders to make such withdrawals or surrenders. Standard Life closely monitors the surrender activity of its insurance products and manages the composition of its investment portfolios, including liquidity, to ensure it has sufficient cash resources in light of such activity.

         Changes in interest rates may affect our incidence of policy surrenders and other withdrawals. In addition to the potential effect on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect our earnings if we were required to sell investments at reduced values to meet liquidity demands. We manage our asset and liability portfolios in order to minimize the adverse earnings effect of changing market interest rates. We seek assets that have duration characteristics similar to the liabilities that they support. We also prepare cash flow projections and perform cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. Our United States insurance subsidiaries currently expect available liquidity sources and future cash flows to be adequate to meet the demand for funds.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

                            -------------------------


         Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners as modified by the Indiana Department of Insurance, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. For each product, we control the amount of net new premiums written to manage the effect of such surplus strain. Our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our United States insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions with funds generated through our debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

         We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2002. As of March 31, 2002, Standard Life had statutory capital and surplus for regulatory purposes of $47.1 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $114.6 million for the first quarter of 2002 and $37.6 million for the first quarter of 2001. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

         International Operations. The amount of dividends that may be paid by Standard Management International without regulatory approval is limited to its accumulated earnings. Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 2001 due to accumulated losses and we do not anticipate receiving dividends from Standard Management International or Premier Life (Luxembourg)in 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations in our December 31, 2001 Form 10-K. There have been no material changes in 2002 to these risks or the management of these risks.

                STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES


                            -------------------------


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits



(b) Reports on Form 8-K

       No reports on Form 8-K were filed with the Commission in first quarter of 2002.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 2, 2002


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