Form 10-Q
period 2002-06-30
STANDARD MANAGEMENT CORP
filed 2002-08-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20882

Standard Management Corporation

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	No. 35-1773567 (I.R.S. Employer Identification No.)

10689 N. Pennsylvania Street, Indianapolis, Indiana (Address of principal executive offices)	46280 (Zip Code)

(317) 574-6200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

As of July 31, 2002, the Registrant had 7,613,479 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

INDEX

		Page Number

Part I	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2002 (Unaudited) and December 31, 2001 (Audited)	3

	Consolidated Statements of Income — For the Three Months and Six Months Ended June 30, 2002 and 2001 (Unaudited)	4-5

	Consolidated Statements of Shareholders’ Equity — For the Six Months Ended June 30, 2002 and 2001 (Unaudited)	6

	Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2002 and 2001 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Submission of Matters to a Vote of Securities Holders	24

Item 5.	Other Information	24

Part II	OTHER INFORMATION:	24

Item 6.	Exhibits and Reports on Form 8-K	25

	SIGNATURES	25

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30	December 31
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities at fair value (amortized cost $1,171,696 in 2002 and $930,831 in 2001)	$1,169,097	$920,944
Mortgage loans on real estate	4,773	5,023
Policy loans	12,703	12,946
Real estate	3,662	4,011
Equity-indexed call options	1,443	3,545
Short-term investments	2,011	5,509
Other invested assets	776	776

Total investments	1,194,465	952,754
Cash	7,108	18,144
Accrued investment income	17,732	14,152
Amounts due and recoverable from reinsurers	40,206	41,969
Deferred policy acquisition costs	134,070	109,844
Present value of future profits	20,275	22,269
Goodwill	6,199	5,146
Property and equipment (less accumulated depreciation of $3,064 in 2002 and $2,428 in 2001)	12,204	12,148
Other assets	14,971	6,897
Assets of discontinued operations	459,593	430,330

Total assets	$1,906,823	$1,613,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,326,184	$1,065,763
Accounts payable and accrued expenses	4,794	5,935
Obligations of capital lease	1,001	1,152
Mortgage payable	6,834	6,900
Notes payable	18,500	19,100
Deferred federal income taxes	6,504	6,392
Liabilities of discontinued operations	446,266	417,522

Total liabilities	1,810,083	1,522,764

Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Preferred stock, no par value:
Authorized 870,000 shares; none issued and outstanding	—	—
Common stock and additional paid in capital, no par value:
Authorized 20,000,000 shares; issued 9,107,557 in 2002 and 9,039,471 in 2001	63,597	63,011
Treasury stock, at cost, 1,494,078 shares in 2002 and 1,492,978 in 2001	(7,594)	(7,589)
Accumulated other comprehensive loss	(3,808)	(6,172)
Retained earnings	23,845	20,939

Total shareholders’ equity	76,040	70,189

Total liabilities and shareholders’ equity	$1,906,823	$1,613,653

     See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Revenues:
Premium income	$1,838	$2,332	$4,222	$5,088
Net investment income	18,493	14,047	35,644	27,628
Call option losses	(5,598)	(560)	(6,991)	(3,137)
Net realized investment losses	(8,624)	(127)	(8,898)	(55)
Policy income	1,946	2,066	3,723	3,975
Fees and other income	345	1,776	1,708	3,460

Total revenues from continuing operations	8,400	19,534	29,408	36,959
Benefits and expenses:
Benefits and claims	2,482	3,416	4,774	6,475
Interest credited to interest-sensitive annuities and other financial products	10,240	7,147	18,133	12,852
Amortization	2,140	2,944	6,128	4,969
Commission expenses	108	996	1,032	1,973
Other operating expenses	2,187	2,868	5,112	5,831
Interest expense and financing costs	1,123	743	2,234	1,559

Total benefits and expenses from continuing operations	18,280	18,114	37,413	33,659
Income (loss) before federal income taxes and preferred stock dividends	(9,880)	1,420	(8,005)	3,300
Federal income tax expense (benefit)	(6,017)	78	(5,633)	427

Income (loss) from continuing operations	(3,863)	1,342	(2,372)	2,873
Discontinued operations:
Income from discontinued operations (less taxes of $285, $306, $550, and $546)	556	593	1,068	1,062
Gain from the sale of discontinued operations (less taxes of $2,169)	4,210	—	4,210	—

Total discontinued operations	4,766	—	5,278	—

Net income	903	1,935	2,906	3,935
Preferred stock dividends	—	(127)	—	(253)

Earnings available to common shareholders	$903	$1,808	$2,906	$3,682

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (continued)
(Unaudited, Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Earnings per share – basic:
Income (loss) from continuing operations	($.50)	$.17	$(.31)	$.38
Discontinued operations:
Income from discontinued operations	.07	.08	.14	.14
Gain from the sale of discontinued operations	.55	—	.55	—

Total discontinued operations	.62	.08	.69	.14

Net income	.12	.25	.38	.52

Preferred stock dividends	—	(.01)	—	(.03)

Earnings available to common shareholders	$.12	$.24	$.38	$.49

Earnings per share – diluted:
Income (loss) from continuing operations	$(.48)	$.16	$(.29)	$.34
Discontinued operations:
Income from discontinued operations	.07	.07	.13	.13
Gain from the sale of discontinued operations	.52	—	.52	—

Total discontinued operations	.59	.07	.65	.13

Net income	.11	.23	.36	.47
Preferred stock dividends	—	—	—	—

Earnings available to common shareholders	$.11	$.23	$.36	$.47

     See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, Dollars in Thousands)

		Common stock		Accumulated
		and additional		other
		paid in	Treasury	comprehensive
	Total	capital	stock	loss	Retained earnings

Balance at January 1, 2001	$62,899	$63,019	$(7,589)	$(12,008)	$19,477
Comprehensive income:
Net income	3,935				3,935
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes of $1,117	2,168			2,168
Change in foreign currency translation	1,104			1,104

Other comprehensive income	3,272
Comprehensive income	7,207
Issuance of common stock and warrants	93	93
Preferred stock dividends	(253)				(253)

Balance at June 30, 2001	$69,946	$63,112	$(7,589)	$(8,736)	$23,159

Balance at January 1, 2002	$70,189	$63,011	$(7,589)	$(6,172)	$20,939
Comprehensive income:
Net income	2,906				2,906
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes of $1,542	2,885			2,885
Change in foreign currency translation	(521)			(521)

Other comprehensive income	2,364
Comprehensive income	5,270
Issuance of common stock and warrants	837	837
Exercise of common stock options	(251)	(251)
Purchase of treasury stock	(5)		(5)

Balance at June 30, 2002	$76,040	$63,597	$(7,594)	$(3,808)	$23,845

     See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Six Months Ended
	June 30

	2002	2001

Operating Activities
Net income	$2,906	$3,935
Net income from discontinued operations	(1,068)	(1,062)
Gain from the sale of discontinued operations	(4,210)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	5,161	3,647
Deferral of acquisition costs	(31,312)	(13,147)
Deferred federal income taxes	(6,164)	877
Depreciation and amortization	1,691	1,732
Insurance policy liabilities	30,189	7,279
Net realized investment losses	8,898	55
Accrued investment income	(3,581)	(1,063)
Other	(879)	(716)

Net cash provided by operating activities of continuing operations	1,631	1,537

Investing Activities
Fixed maturity securities available for sale:
Purchases	(518,024)	(258,811)
Sales	259,195	191,684
Maturities, calls and redemptions	6,500	7,011
Short-term investments, net	6,982	(17,119)
Other investments, net	(1,709)	(3,550)

Net cash used by investing activities of continuing operations	(247,056)	(80,785)

Financing Activities
Repayments on notes payable and mortgage payable	(666)	(3,200)
Premiums received on interest-sensitive and other financial products credited to policyholder account balances	307,016	136,733
Return of policyholder account balances on interest-sensitive annuities and other financial products	(72,491)	(49,871)
Issuance of common stock and warrants	530	93
Dividends on preferred stock	—	(253)

Net cash provided by financing activities of continuing operations	234,389	83,502

Net (decrease) increase in cash	(11,036)	4,254
Cash at beginning of period	18,144	1,840

Cash at end of period	$7,108	$6,094

     See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The following notes should be read along with the notes to the consolidated financial statements included in the 2001 Form 10-K of Standard Management Corporation, (“we”, “our”, “Standard Management” or the “Company”).

     Standard Management is a financial services holding company that develops, markets and/or administers, through several subsidiaries, annuity and life insurance products domestically and unit-linked assurance products, which are investment products with a nominal death benefit, internationally.

Note 1 — Basis of Presentation

     Our unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Standard Management’s financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We have also reclassified certain amounts from the prior periods to conform to the 2002 presentation. These reclassifications have no effect on net income or shareholders’ equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Recently Issued Professional Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to impairment tests conducted at least annually in accordance with the new standard. Intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives. We adopted SFAS 142 on January 1, 2002.

     Goodwill is tested for impairment using a two step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In compliance with the transition provision of SFAS 142, we completed the first step of the transitional goodwill impairment test during the second quarter of 2002. A discounted cash flow model was used to assess the goodwill of the reporting units. The results indicate it is likely that a portion of the goodwill related to the domestic insurance operations will be impaired using the impairment test required by SFAS 142. An impairment that is required to be recognized will be reflected as the cumulative effect of a change in accounting principle. We have not yet determined the amount of the potential impairment loss. We plan to complete the measurement of the impairment loss in the third quarter 2002.

     For the three months ended June 30, 2001, on a SFAS No. 142 comparable basis, our net income, basic net income per share and diluted net income per share would have remained as originally reported at $1.9 million, $.25 and $.23, respectively.

     For the six months ended June 30, 2001, on a SFAS No. 142 comparable basis, our net income, basic net income per share and diluted net income per share would have been $4.0 million, $.53 and $.48, respectively, which includes the elimination of amortization of $.1 million or $.01 per share.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 2 — International Operations

     On May 28, 2002, we announced that we signed an agreement to sell 100% of the shares of Premier Life (Luxembourg) S.A. and the portfolio of Premier’s business in Bermuda (collectively our International Operations) to Winterthur Life, a division of Credit Suisse Group for a sale price of approximately $27.8 million (the “Transaction”). The Transaction will ultimately provide approximately $25.0 million in cash to Standard Management. The sales price was determined through arms-length negotiations.

     On August 14, 2002, we closed the sale of our Bermuda business and received net proceeds of $8.2 million. In accordance with the agreement we recorded a gain on sale, net of related costs, of $4.2 million in our second quarter 2002 financial statements. The remaining sale of our international operations, Premier Life (Luxembourg), S.A., is pending regulatory approval, expected to occur in the third quarter of 2002 and result in a gain on sale.

     The disposition of our international operations segment will represent a disposal of a segment under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this segment have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Note 3 — Mortgage Payable, Notes Payable and Trust Preferred Securities

     Our mortgage payable, notes payable and trust preferred securities were as follows (dollars in thousands):

	Interest		June 30	December 31
	Rate		2002	2001

Mortgage payable	7.38%		$6,834	$6,900
Notes payable:
Borrowings under revolving credit agreements	5.17	%(1)	$7,500	$8,100
Senior subordinated notes	10.00%		11,000	11,000

			$18,500	$19,100

Trust preferred securities	10.25%		$20,700	$20,700

(1)	Current weighted average rate at June 30, 2002.

Note 4 — Net Unrealized Loss on Securities Available for Sale

     The components of unrealized loss on securities available for sale in shareholders’ equity are summarized as follows (in thousands):

	June 30	December 31
	2002	2001

Fair value of securities available for sale	$1,169,097	$920,944
Amortized cost of securities available for sale	1,171,696	930,831

Gross unrealized loss on securities available for sale	(2,599)	(9,887)
Adjustments for:
Deferred policy acquisition costs	656	2,468
Present value of future profits	361	1,410
Deferred federal income tax benefits	538	2,080

Net unrealized loss on securities available for sale	$(1,044)	$(3,929)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 5 — Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Income (loss):
Income (loss) from continuing operations before income taxes	$(9,880)	$1,420	$(8,005)	$3,300
Federal income expense (benefit)	(6,017)	78	(5,633)	427

Income (loss) from continuing operations	(3,863)	1,342	(2,372)	2,873
Discontinued operations:
Income from discontinued operations (less taxes of $285, $306, $550 and $546)	556	593	1,068	1,062
Gain from the sale of discontinued operations (less taxes of $2,169)	4,210	—	4,210	—

Total discontinued operations	4,766	593	5,278	1,062

Preferred stock dividends	—	(127)	—	(253)

Net income	903	1,808	2,906	3,682
Effect of dilutive securities:
Preferred stock dividends	—	127	—	253

Income available to common shareholders for diluted earnings per share	$903	$1,935	$2,906	$3,935

Shares:
Weighted average shares outstanding for basic earnings per share	7,613,479	7,545,156	7,610,705	7,545,156
Effect of dilutive securities:
Stock options	292,351	71,148	198,052	39,425
Stock warrants	258,574	148,406	207,503	91,671
Preferred stock	—	768,235	—	768,235

Dilutive potential common shares	550,925	987,789	405,555	899,331

Weighted average shares outstanding for diluted earnings per share	8,164,404	8,532,945	8,016,260	8,444,487

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of the Three Month and Six Month Periods Ended June 30, 2002 and June 30, 2001:

     The following tables and narratives summarize the results of operations by operating segment:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(Dollars in thousands)		(Dollars in thousands)
Operating income (loss) before income taxes:
Operating income (loss) from continuing operations	$(1,256)	$1,548	$893	$3,355
Taxes (benefits) related to operating income from continuing operations	(3,084)	45	(2,608)	335

Operating income after taxes (benefits) from continuing operations	1,828	1,503	3,501	3,020

Consolidated realized investment losses before taxes (benefits)	(8,624)	(127)	(8,898)	(55)
Taxes (benefits) related to realized investment losses	(2,933)	34	(3,025)	92

Consolidated realized investment losses after taxes (benefits)	(5,691)	(161)	(5,873)	(147)

Income (loss) from continuing operations	$(3,863)	$1,342	$(2,372)	$2,873
Discontinued operations:
Operating income from discontinued operations (less taxes of $285, $306, $550, and $546)	556	593	1,068	1,062
Gain from the sale of discontinued operations (less taxes of $2,169)	4,210	—	4,210	—

Total discontinued operations	4,766	—	5,278	—

Net income	$903	$1,935	$2,906	$3,935

Consolidated Results and Analysis:

Quarterly analysis:

     Net income for the second quarter of 2002 was $.9 million, or $.11 per diluted share compared to $1.9 million or $.23 per diluted share in the second quarter 2001. Negatively impacting net income for the second quarter of 2002 were net realized investment losses after tax of $5.7 million or ($.70) per diluted share, which included portfolio write-downs of $5.2 million or $.63 per diluted share from collateralized debt obligations and telecommunications investments. Net realized investment losses also included losses from WorldCom bonds of $2.8 million or $.35 per diluted share reduced by net realized gains of $2.3 million or $.28 per diluted share. Current quarter earnings were also negatively impacted by a reserve strengthening

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

adjustment of $1.8 million or $.23 per diluted share, and net interest expense related to capital restructuring $.05 per diluted share. Offsetting these were increased net spread of $.04 per diluted share and a lower effective tax rate resulting from the utilization of net operating loss carryforwards which contributed $2.4 million or $.29 per diluted share. Net income included a $4.2 million gain or $.52 per diluted share from the sale of discontinued operations.

Domestic Operations (Continuing Operations):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(Dollars in thousands)		(Dollars in thousands)
Premiums and Deposits Collected:
Traditional life	$1,838	$2,332	$4,222	$5,088

Deferred annuities	82,366	35,893	170,997	69,755
Single premium immediate annuities and other deposits	44,777	21,941	81,210	33,631
Equity-indexed annuities	32,048	14,832	54,507	33,021
Universal and interest-sensitive life	142	158	302	326

Subtotal — interest sensitive and other financial products	159,333	72,824	307,016	136,733

Total premiums and deposits collected	$161,171	$75,156	$311,238	$141,821

Statement of Operations:
Premium income	$1,838	$2,332	$4,222	$5,088
Policy income	1,946	2,066	3,723	3,975

Total policy related income	3,784	4,398	7,945	9,063
Net investment income	18,493	14,047	35,644	27,628
Call option losses	(5,598)	(560)	(6,991)	(3,137)
Fees and other income	345	1,776	1,708	3,460

Total revenues	17,024	19,661	38,306	37,014
Benefits and claims	2,482	3,416	4,774	6,475
Interest credited to interest sensitive annuities and other financial products	10,240	7,147	18,133	12,852
Amortization	2,140	2,944	6,128	4,969
Commission expenses	108	996	1,032	1,973
Other operating expenses	2,187	2,868	5,112	5,831
Interest expense and financing costs	1,123	743	2,234	1,559

Total benefits and expenses	18,280	18,114	37,413	33,659

Operating income (loss) before income taxes	(1,256)	1,547	893	3,355
Net realized investment losses, net of related costs	(8,624)	(127)	(8,898)	(55)

Income (loss) before income taxes	$(9,880)	$1,420	$(8,005)	$3,300

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

General: Our domestic operations (continuing operations) segment consists of revenues earned and expenses incurred from our United States operations. Our primary products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

Quarterly analysis compares the three month period ending June 30, 2002 to the three month period ending June 30, 2001.

Year-to-date analysis compares the six month period ending June 30, 2002 to the six month period ending June 30, 2001.

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

Quarterly analysis:

•	Premium deposits for the second quarter of 2002 increased $86.5 million or 119%, to $159.3 million, compared to the same period in 2001. Deferred annuity deposits increased $46.5 million or 129%, to $82.4 million. Single premium immediate annuity deposits increased $22.8 million or 104%, to $44.8 million.

Year-to-date analysis:

•	Premium deposits for the first six months of 2002 increased $170.3 million or 125%, to $307.0 million, compared to the same period in 2001. Deferred annuity deposits increased $101.2 million or 145%, to $171.0 million. Single premium immediate annuity deposits increased $47.6 million or 142%, to $81.2 million.

Premium deposits increased in the 2002 period primarily due to an expanded distribution force and an enhanced product portfolio.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

Quarterly analysis:

•	Premium income for the second quarter of 2002 decreased by $.5 million or 21%, to $1.8 million compared to the same period in 2001.

Year-to-date analysis:

•	Premium income for the first six months of 2002 decreased $.9 million or 17%, to $4.2 million compared to the same period in 2001.

Premium income in 2002 declined because effective August 2001, we suspended the active marketing of life products indefinitely. We continue, however, to manage our in force life business.

Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned on terminated universal life and annuity policies.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Quarterly analysis:

•	Policy income, in the second quarter of 2002, decreased $.1 million or 6%, to $1.9 million compared to the same period in 2001. This decrease primarily relates to less surrender income.

Year-to-date analysis:

•	Policy income for the first six months of 2002 decreased $.3 million or 6%, to $3.7 million which includes a decline in surrender income.

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

Quarterly analysis:

•	Net investment income for the second quarter of 2002 increased by $4.4 million or 32%, to $18.5 million compared to the same period in 2001. Net investment income increased as a result of a $326.3 million or 40% increase in weighted average invested assets for the period.

•	The net investment yields earned on average invested assets were 6.60% and 6.95% for the second quarter of 2002 and 2001, respectively.

Year-to-date analysis:

•	Net investment income for the first six months of 2002 increased $8.0 million or 29%, to $35.6 million compared to the same period in 2001. Net investment income increased as a result of a $284.9 million or 36% increase in weighted average invested assets for the period.

•	The net investment yields earned on average invested assets were 6.71% and 6.99% for the first six months of 2002 and 2001, respectively.

Net investment income for 2002 was unfavorably impacted from reversal of interest accruals on defaulted bonds and lower earned rates on current year investments.

Call option losses relate to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

Quarterly analysis:

•	Call option losses for the second quarter of 2002 increased by $5.0 million to $5.6 million compared to the same period in 2001.

Year-to-date analysis:

•	Call option losses for the first six months of 2002 increased by $3.9 million to $7.0 million compared to the same period in 2001.

Call option losses in 2002 were due to a decline in the market value of our call options as a result of changes in the S & P 500 Index.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

See also “Interest credited to interest sensitive annuities and other financial products” for information regarding the impact of our equity-indexed products.

Fees and other income consist of fee income related to servicing unaffiliated blocks of business, experience refunds and commission income.

Quarterly analysis:

•	Fees and other income in the second quarter of 2002 decreased $1.4 million or 81%, to $.3 million and includes a decline of $1.1 million in commission income.

Year-to-date analysis:

•	Fees and other income for the first six months of 2002 decreased $1.8 million or 51%, to $1.7 million and includes a decline of $1.3 million in commission income.

The decline in commission income in 2002 was due to the termination of a marketing and administration contract in the second quarter of 2002. This decrease is substantially offset by a decline in related commission expense.

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

Quarterly analysis:

•	Benefits and claims for the second quarter of 2002 decreased $.9 million or 27%, to $2.5 million compared to the same period in 2001.

Year-to-date analysis:

•	Benefits and claims for the first six months of 2002 decreased $1.7 million or 26%, to $4.8 million compared to the same period in 2001.

Benefits and claims declined in 2002 due to favorable mortality experience, and less traditional life business from our decision to suspend active marketing of life products.

Interest credited to interest sensitive annuities and other financial products represents interest credited to insurance liabilities of the deferred annuities, single premium immediate annuities, equity-indexed annuities and other financial products. This expense fluctuates with changes in 1) the average interest-sensitive insurance liabilities, 2) the average credited rate on those liabilities and 3) the market value fluctuations of call options.

Quarterly analysis:

•	During the second quarter of 2002, interest credited increased $3.1 million to $10.2 million, an increase of 43% compared to the same period in 2001. This increase is primarily due to a 48%, or $367.8 million, increase in average interest sensitive liabilities and a one-time $2.3 million reserve strengthening adjustment, offset by a decrease in weighted average credited rates from 5.02% to 4.72%.

In addition to these items, credited interest on equity-indexed products declined by $4.4 million as a result of equity market declines, offset by a $2.2 million increase in the reserve for future equity benefits, which varies inversely with treasury rates.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Year-to-date analysis:

•	During the first six months of 2002, interest credited increased $5.3 million to $18.1 million, an increase of 41% compared to the same period in 2001. This increase is primarily due to a 43%, or $324.0 million, increase in average interest sensitive liabilities and the reserve adjustment noted in the quarterly analysis, offset by a decrease in weighted average credited rates from 4.99% to 4.85%.

In addition to these items, credited interest on equity-indexed products declined by $3.1 million as a result of equity market declines, offset by a $.4 million increase in the reserve for future equity benefits, which varies inversely with treasury rates.

Amortization includes 1) amortization related to the present value of our policies purchased from our acquired insurance business, 2) amortization of deferred acquisition costs related to capitalized costs of our insurance business sold, and 3) amortization of goodwill for the 2001 period.

Quarterly analysis:

•	Amortization for the second quarter of 2002 was $2.1 million, a decrease of $.8 million compared to the same period in 2001. This decrease includes a $1.4 million decrease related to the increase in reserve for future equity benefits of equity-indexed products, offset by an increase of $.6 million primarily related to increased sales of annuity products in recent periods, and the resulting increase in the amount of deferred acquisition costs.

Year-to-date analysis:

•	Amortization for the first six months of 2002 was $6.1 million, an increase of $1.2 million compared to the same period in 2001. This increase reflects a $1.7 million from the recognition of additional gross profits from increased sales of annuity products during recent periods offset by $.2 million of lower amortization due to favorable persistency, and $.2 million from the increase in reserve for future equity benefits of equity-indexed products.

Commission expenses represent commission expenses, net of deferrable amounts.

Quarterly analysis:

•	Commission expenses decreased $.9 million to $.1 million.

Year-to-date analysis:

•	Commission expenses decreased by $.9 million to $1.0 million.

Commission expenses declined in 2002 due to the termination of a marketing and administration contract in the second quarter of 2002.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

Quarterly analysis:

•	Other operating expenses for the second quarter of 2002 decreased $.7 million to $2.2 million compared to the same period in 2001.

Year-to-date analysis:

•	Other operating expenses for the first six months of 2002 decreased $.7 million to $5.1 million compared to the same period in 2001.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Interest expense and financing costs represents interest expense incurred and the amortization of related debt issuance costs.

Quarterly analysis:

•	Interest expense and financing costs increased by $.4 million or 51%, to $1.1 million for the second quarter of 2002 compared to the same period for 2001. Average borrowings increased $17.8 million to $46.1 million in the 2002 period and included the impact of our trust preferred offering and our mortgage payable.

The interest rate incurred on average borrowings were 9.62% and 10.65% for the second quarter of 2002 and 2001, respectively.

Year-to-date analysis:

•	Interest expense and financing costs increased by $.7 million or 43%, to $2.2 million. Average borrowings increased $17.1 million to $46.2 million in the 2002 period and included the impact of our trust preferred offering and our mortgage payable.

The interest rate incurred on average borrowings were 9.67% and 10.71% for the first six months of 2002 and 2001, respectively.

Net realized investment losses, net of related costs fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment losses can affect the timing of the amortization of deferred acquisition costs and the present value of future profits.

Quarterly analysis:

•	Net realized investment losses, net of related costs were $8.6 million in the second quarter of 2002, and included net realized losses from the sale of securities of $.9 million and portfolio write-downs of $7.7 million from collateralized debt obligations and telecommunication investments.

Year-to-date analysis:

•	Net realized investment losses, net of related costs were $8.9 million in the first six months of 2002.

Approximately 96% of our fixed maturity securities are classified as investment grade at June 30, 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

International Operations (Discontinued Operations):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(Dollars in thousands)		(Dollars in thousands)
Premiums and Deposits Collected:
Traditional life	$4	$107	$18	$121
Separate account deposits	18,555	25,171	32,384	53,841

Total premiums and deposits collected	$18,559	$25,278	$32,402	$53,962

Statement of Operations:
Premium income	$4	$107	$18	$121
Net investment income	22	147	103	280
Separate account fees	1,688	2,754	3,569	4,254

Total revenues	1,714	3,008	3,690	4,655
Benefits and claims	(246)	(46)	(186)	(68)
Amortization	133	1,294	272	1,164
Commission expenses	43	59	97	71
Other operating expenses	943	802	1,889	1,880

Total benefits and expenses	873	2,109	2,072	3,047

Income before income taxes	$841	$899	$1,618	$1,608

General: Our international operations (discontinued operations) include revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses.

Quarterly analysis compares the three month period ending June 30, 2002 to the three month period ending June 30, 2001.

Year-to-date analysis compares the six month period ending June 30, 2002 to the six month period ending June 30, 2001.

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

Quarterly analysis:

•	Separate account deposits for the second quarter of 2002, decreased $6.6 million or 26%, to $18.6 million compared to the same period in 2001.

Year-to-date analysis:

•	Separate account deposits for the first six months of 2002, decreased $21.5 million or 40%, to $32.4 million compared to the same period in 2001.

The decrease in deposits in 2002 is primarily due to the volatile global equity environment.

Net investment income represents income earned on our corporate assets such as cash, short-term investments and fixed securities. Standard Management International is required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Quarterly analysis:

•	Net investment income for the second quarter of 2002 decreased $.1 million or 85%, to $22 thousand compared to the same period in 2001. Corporate assets averaged $8.0 million and $13.8 million for the second quarter of 2002 and 2001, respectively.

•	The net investment yields earned on average invested assets were 2.60% and 4.20% for the second quarter of 2002 and 2001, respectively.

Year-to-date analysis:

•	Net investment income for the first six months of 2002 decreased $.2 million or 63%, to $.1 million compared to the same period in 2001. Corporate assets averaged $7.9 million and $13.3 million for the six month period ending June 30, 2002 and 2001, respectively.

•	The net investment yields earned on average invested assets were 1.10% and 4.27% for the six month period ending June 30, 2001 and 2002, respectively.

Corporate assets consist primarily of cash and short-term investments.

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

Quarterly analysis:

•	Fees from separate accounts for the second quarter of 2002 decreased $1.1 million or 39%, to $1.7 million compared to the same period in 2001. Average separate account assets decreased $45.7 million or 10%, to $426.3 million. Fees were unfavorably impacted by $.7 million due to changes in the value of foreign currencies relative to the United States dollar.

Year-to-date analysis:

•	Fees from separate accounts for the first six months of 2002 decreased $.7 million or 16%, to $3.6 million compared to the same period in 2001. Average separate account assets decreased $69.7 million or 14% to $420.3 million. Fees were unfavorably impacted by $.3 million due to changes in the value of foreign currencies relative to the United States dollar.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business and foreign exchange translation.

Quarterly analysis:

•	Amortization for the second quarter of 2002 decreased $1.2 million or 90%, to $.1 million compared to the same period in 2001. This decrease is primarily related to the favorable impact of $.8 million from changes in the value of foreign currencies relative to the United States dollar. Excluding the impact of foreign currencies, amortization decreased $.4 million in the 2002 period.

Year-to-date analysis:

•	Amortization for the first six months of 2002 decreased $.9 million or 77%, to $.3 million compared to the same period in 2001. This decrease is partially related to the favorable impact of $.2 million from changes in the value of foreign currencies relative to the United States dollar. Excluding the impact of foreign currencies, amortization decreased $.7 million in the 2002 period.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Commission expenses represent commission expenses, net of deferrable amounts.

Quarterly analysis:

•	Commission expenses were $43 thousand and $59 thousand for the second quarter of 2002 and 2001, respectively.

Year-to-date analysis:

•	Commission expenses were $97 thousand and $71 thousand for the first six months of 2002 and 2001, respectively.

Due to the nature of our business, most incurred commissions are deferred.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

Quarterly analysis:

•	Other operating expenses for the second quarter of 2002 and 2001 were $.9 million and $.8 million, respectively.

Year-to-date analysis:

•	Other operating expenses for the first six months of 2002 and 2001 were $1.9 million, in each period.

Foreign currency translation comparisons between 2002 and 2001 are impacted by the strengthening and weakening of the United States dollar relative to foreign currencies, primarily the Euro. The impact of these translations has been quantified on fees from separate accounts and amortization.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

     Standard Management is a financial services holding company whose liquidity requirements are met through payments received from our subsidiaries. These payments have included 1) surplus debenture interest, 2) dividends, 3) management fees, 4) equipment rental fees, 5) lease income and 6) allocation of taxes through a tax sharing agreement, all of which are subject to restrictions under applicable insurance laws and are used to pay our operating expenses and meet our debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets.

Potential Cash Available in 2002

     We anticipate that available cash from our existing working capital, surplus debenture interest, dividends, management fees, equipment rental fees and lease income will be more than adequate to meet our anticipated parent company cash requirements in 2002. The following describes our potential sources of cash in 2002.

     Surplus Debenture Interest. We loaned $27.0 million to Standard Life Insurance Company of Indiana (“Standard Life”) pursuant to unsecured surplus debenture agreements (“surplus debentures”) which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. We currently anticipate these quarterly approvals will be granted. Assuming the approvals are granted and the June 30, 2002 interest rate of 6.75% continues, we expect to receive interest income of $1.8 million from the surplus debentures in 2002.

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

     Management Fees. Pursuant to a management services agreement, Standard Life paid $3.6 million during 2001 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie National Life Insurance Company (“Dixie Life”) paid Standard Life $1.1 million in 2001, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2002, we expect to receive management fees of $3.6 million from Standard Life.

     Pursuant to the management services agreement, Premier Life (Luxembourg) paid $1.2 million during 2001 for certain management, technical support and administrative services. In 2002, we expect to receive management fees of $.4 million from Premier Life (Bermuda) and $.1 million from Premier Life (Luxembourg). These fees will be terminated upon sale of our international operations.

     Equipment Rental Fees. In 2001 we charged subsidiaries $1.1 million for the use of our equipment. In 2002, we expect to receive $1.1 million of equipment rental fees from Standard Life.

     Lease Income. Effective January 1, 2002, we entered into a lease agreement with Standard Life whereby Standard Life leases approximately 43,000 square feet of our office space located at 10689 North Pennsylvania Street. In 2002, we expect to receive lease income of $.8 million from Standard Life.

     Tax Sharing Payments. Effective January 1, 2000 we entered into a tax sharing agreement with Savers Marketing Corporation (“Savers Marketing”) and Standard Management International S.àr.l. (“Standard Management International”) that allocates the consolidated federal income tax liability. During 2001, Savers Marketing and Standard Management International

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

paid $.5 million and $.8 million, respectively, in accordance with this agreement. We do not expect tax sharing payments in 2002 to be material.

Estimated Cash Required in 2002

     The following are the characteristics of our mortgage payable, notes payable and trust preferred securities, including estimated required payments in 2002.

Mortgage Payable:

The following are characteristics of our mortgage payable agreement at June 30, 2002:

•	outstanding balance of $6.8 million;

•	interest rate of 7.38% per annum;

•	principal and interest payments: $56 thousand per month through December 2011;

•	interest payments required in 2002 based on current balances will be $.5 million;

•	note may be prepaid on or before January 2005 at 105% and declining to 101% after December 2008.

Notes Payable:

The following are characteristics of our amended credit agreement at June 30, 2002:

•	outstanding balance of $7.5 million;

•	weighted average interest rate of 5.17%;

•	principal payments: $.6 million paid in March 2002 and $3.75 million is due in August 2002 and August 2003, respectively;

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2002 based on current balances will be $.4 million.

The following are characteristics of our subordinated debt agreement at June 30, 2002:

•	outstanding balance of $11.0 million;

•	interest rate is greater of 1) 10% per annum or 2) six month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%;

•	due October 2007;

•	interest payments required in 2002 based on current balances will be $1.1 million.

Trust Preferred Securities:

The following are characteristics of our trust preferred securities at June 30, 2002:

•	outstanding balance of $20.7 million;

•	annual distribution rate of 10.25%; distributions may be deferred up to 20 consecutive quarters;

•	matures August 9, 2031;

•	may be redeemed on or after August 9, 2006 at $10 per security plus accumulated and unpaid distributions;

•	distributions required in 2002 based on current balances will be $2.1 million;

•	distributions are classified as interest expense.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     General: On a consolidated basis we reported net cash provided by operations of $1.6 million and $1.5 million for the first six months of 2002 and 2001, respectively. At June 30, 2002, we had “parent company only” cash and short-term investments of $.2 million which are available for general corporate purposes. Annual parent company operating expenses (not including interest expense) were $4.3 million and $4.5 million for 2001 and 2000, respectively.

Liquidity of Insurance Operations

     United States Insurance Operations (Continuing Operations). The principal liquidity requirements of Standard Life are its 1) contractual obligations to policyholders, 2) surplus debenture interest, dividends, management fees and rental fees to Standard Management and 3) other operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities, and sales of annuity products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life’s A.M. Best rating and events in the industry that affect policyholders’ confidence.

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

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2002. As of June 30, 2002, Standard Life had statutory capital and surplus for regulatory purposes of $52.0 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $229.1 million and $86.5 million for the first six months of 2002 and 2001, respectively. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

International Operations (Discontinued Operations). Standard Management International and Premier Life (Luxembourg) were not permitted to pay dividends in 2001 due to accumulated losses.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Forward-looking Statements

     All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

•	general economic conditions and other factors, including prevailing interest rate levels, stock market performance which may affect the ability to sell our products, the market value of our investments and the lapse rate and profitability of our policies;

•	customer response to new products, distribution channels and marketing initiatives;

•	mortality, morbidity and other factors which may affect the profitability of our insurance products;

•	changes in the Federal income tax laws and regulation which may affect the relative tax advantages of some of our products;

•	increasing competition in the sale of our products;

•	regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products;

•	the availability and terms of future acquisitions; and

•	the risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations in our December 31, 2001 Form 10-K. There have been no material changes in 2002 to these risks or the management of these risks

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At our Annual Meeting of Stockholders held on June 12, 2002, the following individuals were elected to the Board of Directors

	Shares For	Shares Withheld

Robert A. Borns	4,971,054	1,374,727
Raymond J. Ohlson	4,571,637	1,774,144
Robert J. Salyers	4,971,172	1,374,609

     Our 2002 Stock Incentive Plan was adopted in all respects, with 2,090,660 shares voting for the plan, 2,057,754 shares voting against the plan and 13,732 shares abstained.

ITEM 5.   OTHER INFORMATION

     Effective August 13, 2002, as part of our attempt to be proactive with corporate governance issues certain of our inside Directors have resigned in order to work toward having a majority of outside Directors. The Directors resigning were Raymond J. Ohlson, John J. Dillon and Edward T. Stahl.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

99.1	Purchase Agreement by and between SMC and Winterthur Life, dated May 28, 2002.
99.2	Fleet Consent of Purchase Agreement between SMC and Winterthur Life, dated May 20, 2002.
99.3	Zurich Consent of Purchase Agreement between SMC and Winterthur Life, dated May 8, 2002.
99.4	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
99.5	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
99.6	Amendment to Purchase Agreement by and between SMC and Winterthur Life, dated August 9, 2002.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed with the Commission in second quarter of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002
STANDARD MANAGEMENT CORPORATION (Registrant)

By: /s/ RONALD D. HUNTER Ronald D. Hunter Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ GERALD R. HOCHGESANG Gerald R. Hochgesang Senior Vice President and Treasurer (Chief Accounting Officer)