Form 10-Q
period 2002-09-30
STANDARD MANAGEMENT CORP
filed 2002-10-31
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20882

Standard Management Corporation
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	No. 35-1773567 (I.R.S. Employer Identification No.)

10689 N. Pennsylvania Street, Indianapolis, Indiana (Address of principal executive offices)	46280 (Zip Code)

(317) 574-6200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒    No   ☐

As of October 31, 2002, the Registrant had 7,613,479 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

INDEX

		Page Number

Part I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheets September 30, 2002 (Unaudited) and December 31, 2001 (Audited)	3
	Consolidated Statements of Income — For the Three Months and Nine Months Ended September 30, 2002 and 2001 (Unaudited)	4-5
	Consolidated Statements of Shareholders’ Equity — For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	6
	Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	8-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
Part II.	OTHER INFORMATION:
Item 6.	Exhibits and Reports on Form 8-K	24
	SIGNATURES	24
	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25-26

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30	December 31
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities at fair value (amortized cost $1,285,957 in 2002 and $930,831 in 2001)	$1,306,226	$920,944
Mortgage loans on real estate	4,633	5,023
Policy loans	12,688	12,946
Real estate	3,406	4,011
Equity-indexed call options	1,411	3,545
Short-term investments	568	5,509
Other invested assets	926	776

Total investments	1,329,858	952,754
Cash	25,832	18,144
Accrued investment income	17,020	14,152
Amounts due and recoverable from reinsurers	39,200	41,969
Deferred policy acquisition costs	136,169	109,844
Present value of future profits	16,576	22,269
Goodwill	6,199	5,146
Property and equipment (less accumulated depreciation of $3,384 in 2002 and $2,428 in 2001)	12,599	12,148
Other assets	6,479	6,897
Assets of discontinued operations	5,450	430,330

Total assets	$1,595,382	$1,613,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,444,369	$1,065,763
Accounts payable and accrued expenses	8,629	5,935
Obligations of capital lease	884	1,152
Mortgage payable	6,796	6,900
Notes payable	14,750	19,100
Deferred federal income taxes	8,571	6,392
Liabilities of discontinued operations	1,130	417,522

Total liabilities	1,485,129	1,522,764

Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Preferred stock, no par value:
Authorized 870,000 shares; none issued and outstanding	—	—
Common stock and additional paid in capital, no par value:
Authorized 20,000,000 shares; issued 9,107,557 in 2002 and 9,039,471 in 2001	63,597	63,011
Treasury stock, at cost, 1,494,078 shares in 2002 and 1,492,978 in 2001	(7,594)	(7,589)
Accumulated other comprehensive income (loss)	8,257	(6,172)
Retained earnings	25,293	20,939

Total shareholders’ equity	89,553	70,189

Total liabilities and shareholders’ equity	$1,595,382	$1,613,653

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Revenues:
Premium income	$1,732	$2,538	$5,955	$7,626
Net investment income	19,785	14,977	55,429	42,605
Call option losses	(3,049)	(3,257)	(10,040)	(6,394)
Net realized investment losses	(3,672)	(3,720)	(12,570)	(3,775)
Policy income	2,139	1,810	5,862	5,785
Fees and other income	392	2,096	2,100	5,556

Total revenues from continuing operations	17,327	14,444	46,736	51,403
Benefits and expenses:
Benefits and claims	2,577	3,519	7,351	9,993
Interest credited to interest-sensitive annuities and other financial products	11,009	7,462	29,142	20,315
Amortization	8,325	(450)	14,453	4,519
Commission expenses	156	906	1,188	2,880
Other operating expenses	4,002	2,777	9,114	8,606
Interest expense and financing costs	1,102	883	3,336	2,443

Total benefits and expenses from continuing operations	27,171	15,097	64,584	48,756

Income (loss) before federal income taxes (benefits) and preferred stock dividends	(9,844)	(653)	(17,848)	2,647
Federal income tax expense (benefits)	(3,007)	(375)	(8,639)	51

Income (loss) from continuing operations	(6,837)	(278)	(9,209)	2,596
Discontinued operations:
Income from discontinued operations (less taxes of $0, $319, $550, and $865, respectively)	—	619	1,068	1,680
Gain from the sale of discontinued operations (less taxes of $1,764 and $3,933, respectively)	8,285	—	12,495	—

Total income from discontinued operations	8,285	619	13,563	1,680

Net income	1,448	341	4,354	4,276
Preferred stock dividends	—	(65)	—	(318)

Earnings available to common shareholders	$1,448	$276	$4,354	$3,958

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (continued)
(Unaudited, Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Earnings per share – basic:
Income (loss) from continuing operations	$(.90)	$(.03)	$(1.21)	$.35
Discontinued operations:
Income from discontinued operations	—	.08	.14	.22
Gain from the sale of discontinued operations	1.09	—	1.64	—

Total income from discontinued operations	1.09	.08	1.78	.22

Net income	.19	.05	.57	.57
Preferred stock dividends	—	(.01)	—	(.04)

Earnings available to common shareholders	$.19	$.04	$.57	$.53

Earnings per share – diluted:
Income (loss) from continuing operations	$(.85)	$(.04)	$(1.15)	$.30
Discontinued operations:
Income from discontinued operations	—	.08	.13	.21
Gain from the sale of discontinued operations	1.03	—	1.56	—

Total income from discontinued operations	1.03	.08	1.69	.21

Net income	.18	.04	.54	.51
Preferred stock dividends	—	—	—	—

Earnings available to common shareholders	$.18	$.04	$.54	$.51

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, Dollars in Thousands)

				Accumulated
		Common stock and		other
		additional paid	Treasury	comprehensive	Retained
	Total	in capital	stock	income (loss)	earnings

Balance at January 1, 2001	$62,899	$63,019	$(7,589)	$(12,008)	$19,477
Comprehensive income:
Net income	4,276				4,276
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes of $5,632	11,067			11,067
Change in foreign currency translation	(238)			(238)

Other comprehensive income	10,829

Comprehensive income	15,105
Issuance of common stock and warrants	90	90
Preferred stock dividends	(318)				(318)

Balance at September 30, 2001	$77,776	$63,109	$(7,589)	$(1,179)	$23,435

Balance at January 1, 2002	$70,189	$63,011	$(7,589)	$(6,172)	$20,939
Comprehensive income:
Net income	4,354				4,354
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes of $6,292	12,183			12,183
Change in foreign currency translation	2,246			2,246

Other comprehensive income	14,429

Comprehensive income	18,783
Issuance of common stock and warrants	837	837
Exercise of common stock options	(251)	(251)
Purchase of treasury stock	(5)		(5)

Balance at September 30, 2002	$89,553	$63,597	$(7,594)	$8,257	$25,293

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Nine Months Ended
	September 30

	2002	2001

Operating Activities
Net income	$4,354	$3,958
Net income from discontinued operations	(1,068)	(1,680)
Gain from the sale of discontinued operations	(12,495)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	14,725	4,703
Deferral of acquisition costs	(50,487)	(27,026)
Deferred federal income taxes	(9,297)	896
Depreciation and amortization	1,121	2,409
Insurance policy liabilities	43,203	13,824
Net realized investment losses	12,570	3,775
Accrued investment income	(2,802)	(1,333)
Other	1,065	2,080

Net cash provided by operating activities	889	1,606

Investing Activities
Fixed maturity securities available for sale:
Purchases	(1,310,081)	(393,792)
Sales	871,118	200,543
Maturities, calls and redemptions	69,458	61,979
Short-term investments, net	6,477	(7,989)
Other investments, net	(2,201)	(2,907)

Net cash used by investing activities	(365,229)	(142,166)

Financing Activities
Proceeds from the sale of discontinued operations	25,690	—
Net proceeds from issuance of trust preferred securities	—	19,318
Repayments on notes payable and mortgage payable	(4,454)	(11,500)
Redemption of preferred stock	—	(6,530)
Premiums received on interest-sensitive and other financial products credited to policyholder account balances	448,197	225,850
Return of policyholder account balances on interest-sensitive annuities and other financial products	(97,935)	(77,069)
Issuance of common stock and warrants	530	90
Dividends on preferred stock	—	(318)

Net cash provided by financing activities	372,028	149,841

Net increase in cash	7,688	9,281
Cash at beginning of period	18,144	1,840

Cash at end of period	$25,832	$11,121

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

Note 1 — Basis of Presentation

     Our unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly our financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We have also reclassified certain amounts from the prior periods to conform to the 2002 presentation. These reclassifications have no effect on net income or shareholders’ equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

     For the three months ended September 30, 2001, on a SFAS 142 comparable basis, our net income, basic net income per share and diluted net income per share would have been $.4 million, $.05 and $.05, which includes the elimination of amortization of $.1 million or $.01 per share.

     For the nine months ended September 30, 2001, on a SFAS 142 comparable basis, our net income, basic net income per share and diluted net income per share would have been $4.5 million, $.59 and $.54, respectively, which includes the elimination of amortization of $.2 million or $.01 per share.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 2 — International Operations

     On May 24, 2002, we signed an agreement to sell 100% of the shares of Premier Life (Luxembourg) S.A. and the portfolio of Premier’s business in Bermuda (collectively our International Operations) to Winterthur Life, a division of Credit Suisse Group for a sale price of approximately $27.7 million (the “Transaction”). The sales price was determined through arms-length negotiations.

     On August 14, 2002, we closed the sale of our Bermuda business and received net proceeds of $8.2 million. We recorded a gain on sale, net of related costs, of $4.2 million in our second quarter 2002 financial statements. In connection with this closing, a purchase price disagreement of $1.0 million exists related to the assets which remain supporting our Bermuda shareholder’s equity. We are vigorously contesting the disagreement and anticipate a favorable outcome.

     On September 17, 2002, we closed the sale of Premier Life (Luxembourg) S.A. and received net proceeds of $16.7 million. We recorded a gain on sale, net of related costs, of $8.3 million in our third quarter 2002 financial statements.

     The disposition of our international operations segment represents a disposal of a segment under SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this segment have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows.

Note 3 — Mortgage Payable, Notes Payable and Trust Preferred Securities

     Our mortgage payable, notes payable and trust preferred securities were as follows (dollars in thousands):

	Interest		September 30	December 31
	Rate		2002	2001

Mortgage payable	7.38%		$6,796	$6,900

Notes payable:
Borrowings under revolving credit agreements	5.05	%(1)	$3,750	$8,100
Senior subordinated notes	10.00%		11,000	11,000

			$14,750	$19,100

Trust preferred securities	10.25%		$20,700	$20,700

(1)	Current weighted average rate at September 30, 2002.

Note 4 — Net Unrealized Gain (Loss) on Securities Available for Sale

     The components of unrealized gain (loss) on securities available for sale in shareholders’ equity are summarized as follows (in thousands):

	September 30	December 31
	2002	2001

Fair value of securities available for sale	$1,306,226	$920,944
Amortized cost of securities available for sale	1,285,957	930,831

Gross unrealized gain (loss) on securities available for sale	20,269	(9,887)
Adjustments for:
Deferred policy acquisition costs	(4,924)	2,468
Present value of future profits	(2,876)	1,410
Deferred federal income taxes	(4,212)	2,080

Net unrealized gain (loss) on securities available for sale	$8,257	$(3,929)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 5 — Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Income (loss):
Income (loss) from continuing operations before income taxes	$(9,844)	$(653)	$(17,848)	$2,647
Federal income taxes expense (benefits)	(3,007)	(375)	(8,639)	51

Income (loss) from continuing operations	(6,837)	(278)	(9,209)	2,596
Discontinued operations:
Income from discontinued operations (less taxes of $0, $319, $550 and $865, respectively)	—	619	1,068	1,680
Gain from the sale of discontinued operations (less taxes of $1,764 and $3,933, respectively)	8,285	—	12,495	—

Total discontinued operations	8,285	619	13,563	1,680

Net income	1,448	341	4,354	4,276
Preferred stock dividends	—	(65)	—	(318)

Earnings available to common shareholders	$1,448	$276	$4,354	$3,958

Shares:
Weighted average shares outstanding for basic earnings per share	7,613,479	7,545,156	7,611,629	7,545,156
Effect of dilutive securities:
Stock options	196,003	166,180	197,369	81,676
Stock warrants	215,997	218,065	210,335	133,802
Preferred stock	—	—	—	512,157

Dilutive potential common shares	412,000	384,245	407,704	727,635

Weighted average shares outstanding for diluted earnings per share	8,025,479	7,929,401	8,019,333	8,272,791

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

Comparison of the Three Month and Nine Month Periods Ended September 30, 2002 and September 30, 2001:

     The following tables and narratives summarize the results of operations by operating segment (dollars in thousands):

	Three Months Ended		Nine months Ended
	September 30		September 30

	2002	2001	2002	2001

Operating income (loss) before income taxes:
Operating income (loss) from continuing operations	$(7,732)	$1,396	$(6,838)	$4,752
Taxes (benefits) related to operating income from continuing operations	(2,630)	29	(5,236)	365

Operating income after taxes (benefits) from continuing operations	(5,102)	1,367	(1,602)	4,387

Consolidated realized investment losses before tax benefits	(2,112)	(2,049)	(11,010)	(2,105)
Tax benefits related to realized investment losses	(377)	(404)	(3,403)	(314)

Consolidated realized investment losses after tax benefits	(1,735)	(1,645)	(7,607)	(1,791)

Income (loss) from continuing operations	$(6,837)	$(278)	$(9,209)	$2,596
Discontinued operations:
Operating income from discontinued operations (less taxes of $0, $319, $550, and $865, respectively)	—	619	1,068	1,680
Gain from the sale of discontinued operations (less taxes of $1,764 and $3,933, respectively)	8,285	—	12,495	—

Total discontinued operations	8,285	619	13,563	1,680

Net income	$1,448	$341	$4,354	$4,276

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Results and Analysis:

Quarterly analysis:

Net income for the third quarter of 2002 was $1.4 million, or $.18 per diluted share compared to $.3 million or $.04 per diluted share in the third quarter 2001. Positively impacting net income per diluted share was the sale of Premier Life (Luxembourg) S.A. resulting in a net gain of $1.03. Negatively impacting net income per diluted share was $.64 from the accelerated amortization of deferred acquisition costs on fixed annuity products, $.06 associated with the write off and legal costs related to the recovery of an agency receivable balance, $.05 of operating expenses associated with the costs of new marketing initiatives, and $.04 from FAS 133 adjustment related to declining treasury yields. The third quarter 2001 results were positively affected by $.06 per diluted share due to a lower effective tax rate resulting from the utilization of net operating loss carryforwards.

Domestic Operations (Continuing Operations) dollars in thousands:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Premiums and Deposits Collected:
Traditional life	$1,732	$2,538	$5,955	$7,626

Deferred annuities	76,478	49,022	247,475	118,787
Single premium immediate annuities and other deposits	33,352	23,909	114,562	57,540
Equity-indexed annuities	31,190	16,034	85,697	49,055
Universal and interest-sensitive life	151	152	453	468

Subtotal — interest sensitive and other financial products	141,171	89,117	448,187	225,850

Total premiums and deposits collected	$142,903	$91,655	$454,142	$233,476

Statement of Operations:
Premium income	$1,732	$2,538	$5,955	$7,626
Policy income	2,139	1,810	5,862	5,785

Total policy related income	3,871	4,348	11,817	13,411
Net investment income	19,785	14,977	55,429	42,605
Call option losses	(3,049)	(3,257)	(10,040)	(6,394)
Fees and other income	392	2,096	2,100	5,556

Total revenues	20,999	18,164	59,306	55,178
Benefits and claims	2,577	3,519	7,351	9,993
Interest credited to interest sensitive annuities and other financial products	11,009	7,462	29,142	20,315
Amortization	9,885	1,221	16,013	6,189
Commission expenses	156	906	1,188	2,880
Other operating expenses	4,002	2,777	9,114	8,606
Interest expense and financing costs	1,102	883	3,336	2,443

Total benefits and expenses	28,731	16,768	66,144	50,426

Operating income (loss) before income taxes	(7,732)	1,396	(6,838)	4,752
Net realized investment losses, net of related costs	(2,112)	(2,049)	(11,010)	(2,105)

Income (loss) before income taxes	$(9,844)	$(653)	$(17,848)	$2,647

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

General: Our domestic operations (continuing operations) segment consists of revenues earned and expenses incurred from our United States operations. Our domestic products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

Quarterly analysis compares the three month period ending September 30, 2002 to the three month period ending September 30, 2001.

Year-to-date analysis compares the nine month period ending September 30, 2002 to the nine month period ending September 30, 2001.

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

Quarterly analysis:

•	Premium deposits for the third quarter of 2002 increased $52.1 million or 58%, to $141.2 million, compared to the same period in 2001. Deferred annuity deposits increased $27.5 million or 56%, to $76.5 million. Single premium immediate annuity deposits increased $9.4 million or 39%, to $33.4 million. Equity-indexed annuities increased $15.2 million or 95%, to $31.2 million.

Year-to-date analysis:

•	Premium deposits for the first nine months of 2002 increased $222.3 million or 98%, to $448.2 million, compared to the same period in 2001. Deferred annuity deposits increased $128.7 million or 108%, to $247.5 million. Single premium immediate annuity deposits increased $57.0 million or 99%, to $114.6 million. Equity-indexed annuities increased $36.6 million or 75%, to $85.7 million.

Premium deposits increased in the 2002 period primarily due to an expanded distribution force, an enhanced product portfolio, and increased industry wide fixed annuity sales.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

Quarterly analysis:

•	Premium income for the third quarter of 2002 decreased by $.8 million or 32%, to $1.7 million compared to the same period in 2001.

Year-to-date analysis:

•	Premium income for the first nine months of 2002 decreased $1.7 million or 22%, to $6.0 million compared to the same period in 2001.

Premium income in 2002 declined because effective August 2001, we suspended the active marketing of our life products indefinitely. We continue, however, to manage our existing life insurance business, which includes renewal premiums.

Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned on terminated universal life and annuity policies.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Quarterly analysis:

•	Policy income, in the third quarter of 2002, increased $.3 million or 18%, to $2.1 million compared to the same period in 2001.

Year-to-date analysis:

•	Policy income for the first nine months of 2002 increased $.1 million or 1%, to $5.9 million compared to the same period in 2001.

The increase in policy income is primarily due to additional surrender income in the quarterly and year-to-date periods.

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

Quarterly analysis:

•	Net investment income for the third quarter of 2002 increased by $4.8 million or 32%, to $19.8 million compared to the same period in 2001. Net investment income increased as a result of a $386.2 million or 44% increase in weighted average invested assets for the period.

•	The net investment yields earned on average invested assets were 6.28% and 6.97% for the third quarter of 2002 and 2001, respectively.

Year-to-date analysis:

•	Net investment income for the first nine months of 2002 increased $12.8 million or 30%, to $55.4 million compared to the same period in 2001. Net investment income increased as a result of a $317.3 million or 39% increase in weighted average invested assets for the period.

•	The net investment yields earned on average invested assets were 6.54% and 6.98% for the first nine months of 2002 and 2001, respectively.

Net investment income for 2002 was unfavorably impacted from defaulted bonds and lower earned rates on current year investment purchases.

Call option losses relate to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

Quarterly analysis:

•	Call option losses for the third quarter of 2002 decreased by $.2 million to $3.0 million compared to the same period in 2001.

Year-to-date analysis:

•	Call option losses for the first nine months of 2002 increased by $3.6 million to $10.0 million compared to the same period in 2001.

Call option losses in 2002 were due to a decline in the market value of our call options as a result of changes in the S & P 500 Index.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

See also “Interest credited to interest sensitive annuities and other financial products” for information regarding the impact of our equity-indexed products.

Fees and other income consist of fee income related to servicing unaffiliated blocks of business, experience refunds and commission income.

Quarterly analysis:

•	Fees and other income in the third quarter of 2002 decreased $1.7 million or 81%, to $.4 million. This decrease includes a decline of $1.3 million in commission income.

Year-to-date analysis:

•	Fees and other income for the first nine months of 2002 decreased $3.5 million or 62%, to $2.1 million. This decrease includes a decline of $2.6 million in commission income.

The decline in commission income in 2002 was due to the termination of a marketing and administration contract. This decrease is substantially offset by a decline in related commission expense.

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

Quarterly analysis:

•	Benefits and claims for the third quarter of 2002 decreased $.9 million or 27%, to $2.6 million compared to the same period in 2001.

Year-to-date analysis:

•	Benefits and claims for the first nine months of 2002 decreased $2.6 million or 26%, to $7.4 million compared to the same period in 2001.

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

Quarterly analysis:

•	During the third quarter of 2002, interest credited increased $3.5 million to $11.0 million, an increase of 48% compared to the same period in 2001. This increase is primarily due to a 53%, or $439.5 million, increase in average interest sensitive liabilities offset by a decrease in weighted average credited rates from 5.39% to 4.52%.

In addition to these items, credited interest on equity-indexed products increased by $.6 million as a result of equity market improvements, offset by a $.5 million decrease in the reserve for future equity benefits.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Year-to-date analysis:

•	During the first nine months of 2002, interest credited increased $8.8 million to $29.1 million, an increase of 43% compared to the same period in 2001. This increase is primarily due to a 43%, or $324.0 million, increase in average interest sensitive liabilities, offset by a decrease in weighted average credited rates from 5.31% to 4.86%.

In addition to these items, credited interest on equity-indexed products increased $2.5 million as a result of equity market improvements.

Amortization includes 1) amortization related to the present value of our policies purchased from our acquired insurance business, 2) amortization of deferred acquisition costs (“DAC”) related to capitalized costs of our insurance business sold, and 3) amortization of goodwill for the 2001 period.

Quarterly analysis:

•	Amortization for the third quarter of 2002 was $10.0 million, an increase of $8.7 million compared to the same period in 2001. This increase primarily relates to a $7.8 million acceleration of DAC amortization due to DAC unlocking.

Year-to-date analysis:

•	Amortization for the first nine months of 2002 was $16.0 million, an increase of $9.8 million compared to the same period in 2001. This increase reflects a $2.0 million increase from the recognition of additional gross profits from increased sales of annuity products during recent periods and a $7.8 million increase related to DAC unlocking.

Acquisition costs for deferred annuity contracts and equity indexed annuity contracts are required to be amortized over the lives of the contracts in relation to the incidence of estimated gross profits. Estimated gross profits on fixed and equity indexed annuity contracts include investment spread, surrender income, expense margins, and realized investment gains/losses. Gross profit estimates are evaluated regularly, with historical gross profit estimates adjusted to actual results and projected gross profit estimates updated to reflect current expectations. DAC amortization is adjusted both retrospectively and prospectively (“unlocked”) in accordance with the revised profit stream, and retrospective adjustments are reported in the current reporting period. DAC unlocking in the current period created a charge to earnings of $7.8 million.

Commission expenses represent commission expenses, net of deferrable amounts.

Quarterly analysis:

•	Commission expenses decreased $.7 million to $.2 million.

Year-to-date analysis:

•	Commission expenses decreased by $1.7 million to $1.2 million.

Commission expenses declined in 2002 due to the termination of a marketing and administration contract in 2002.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

Quarterly analysis:

•	Other operating expenses for the third quarter of 2002 increased $1.2 million to $4.0 million compared to the same period in 2001.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Year-to-date analysis:

•	Other operating expenses for the first nine months of 2002 increased $.5 million to $9.1 million compared to the same period in 2001.

The increase in other operating expenses is primarily due to increased legal expenses, costs associated with new marketing initiatives, and the elimination of management fees from our international operations.

Interest expense and financing costs represents interest expense incurred and the amortization of related debt issuance costs.

Quarterly analysis:

•	Interest expense and financing costs increased by $.2 million or 25%, to $1.1 million for the third quarter of 2002 compared to the same period for 2001. Average borrowings increased $11.5 million to $46.0 million in the 2002 period and included the impact of our trust preferred offering and our mortgage payable.

The interest rate incurred on average borrowings were 9.58% and 10.25% for the third quarter of 2002 and 2001, respectively.

Year-to-date analysis:

•	Interest expense and financing costs increased by $.9 million or 37%, to $3.3 million. Average borrowings increased $15.3 million to $46.2 million in the 2002 period and included the impact of our trust preferred offering and our mortgage payable.

The interest rate incurred on average borrowings were 9.64% and 10.56% for the first nine months of 2002 and 2001, respectively.

Net realized investment losses, net of related costs fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment losses can affect the timing of the amortization of deferred acquisition costs and the present value of future profits.

Quarterly analysis:

•	Net realized investment losses, net of related costs were $2.1 million in the third quarter of 2002 and included portfolio write-downs of $5.0 million of corporate bonds. These write-downs were partially offset by net realized gains from the sale of corporate and agency bonds, and amortization of $1.6 million.

Year-to-date analysis:

•	Net realized investment losses, net of related costs were $11.0 million in the first nine months of 2002, and included portfolio write-downs of $12.7 million of corporate bonds and collateral bond obligations offset by net realized gains from the sale of corporate and agency bonds, and amortization of $1.6 million.

Approximately 96% of our fixed maturity securities are classified as investment grade at September 30, 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

International Operations (Discontinued Operations) dollars in thousands:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Premiums and Deposits Collected:
Traditional life	$—	$25	$18	$146
Separate account deposits	—	8,047	32,384	61,888

Total premiums and deposits collected	$—	$8,072	$32,402	$62,034

Statement of Operations:
Premium income	$—	$25	$18	$146
Net investment income	—	138	103	418
Separate account fees	—	2,474	3,569	6,728

Total revenues	—	2,637	3,690	7,292
Benefits and claims	—	9	(186)	(59)
Amortization	—	853	272	2,017
Commission expenses	—	(25)	97	46
Other operating expenses	—	863	1,889	2,743

Total benefits and expenses	—	1,700	2,072	4,747

Income before income taxes	$—	$937	$1,618	$2,545

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

Quarterly analysis generally compares the three month period ending September 30, 2002 to the three month period ending September 30, 2001, however, effective September 17, 2002 we concluded the sale of our international operations. In accordance with the sale agreement we do not reflect international operation activity in our financial statements subsequent to June 30, 2002. Therefore, quarterly analysis is not applicable for the three months ended September 30, 2002.

Year-to-date analysis compares the six month period ending September 30, 2002 to the nine month period ending September 30, 2001. Explanations provided include substantive information regarding our international operations and reflect six months of activity in the 2002 period compared to nine months of activity in the 2001 period.

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

Year-to-date analysis:

•	Separate account deposits for the 2002 period, decreased $29.5 million or 48%, to $32.4 million compared to the same period in 2001.

The decrease in deposits in 2002 is primarily due to the volatile global equity environment.

Net investment income represents income earned on our corporate assets such as cash, short-term investments and fixed securities. Standard Management International is required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Year-to-date analysis:

•	Net investment income for the 2002 period decreased $.3 million or 75%, to $.1 million compared to the same period in 2001. Corporate assets averaged $5.3 million and $13.3 million for the nine month period ending September 30, 2002 and 2001, respectively.

•	The net investment yields earned on average invested assets were 2.58% and 4.27% for the 2002 and 2001 periods, respectively.

Corporate assets consist primarily of cash and short-term investments.

Fees from separate accounts represent the net fees earned on our unit-linked assurance products. The fees include asset based administrative fees, premium based administrative fees and the amortization of front end loads (deferred revenue) into income. Asset based fees fluctuate in relation to separate account assets, and premium based fees fluctuate in relation to premium collections for certain products. Deferred revenue amortization fluctuates subject to mandated amortization rules.

Year-to-date analysis:

•	Fees from separate accounts for the 2002 period decreased $3.2 million or 47%, to $3.6 million compared to the same period in 2001. Average separate account assets decreased $192.5 million or 41% to $280.2 million. Fees were unfavorably impacted by $.7 million due to changes in the value of foreign currencies relative to the United States dollar.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business and foreign exchange translation.

Year-to-date analysis:

•	Amortization for the 2002 period decreased $1.7 million or 87%, to $.3 million compared to the same period in 2001. This decrease is partially related to the favorable impact of $.8 million from changes in the value of foreign currencies relative to the United States dollar. Excluding the impact of foreign currencies, amortization decreased $.9 million in the 2002 period primarily due to less fees from separate accounts.

Commission expenses represent commission expenses, net of deferrable amounts.

Year-to-date analysis:

•	Commission expenses were $97 thousand and $46 thousand for the 2002 and 2001 periods, respectively.

Due to the nature of our business, most incurred commissions are deferred.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

Year-to-date analysis:

•	Other operating expenses were $1.9 million and $2.8 million for the 2002 and 2001 periods, respectively.

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

     Surplus Debenture Interest. We loaned $27.0 million to Standard Life Insurance Company of Indiana (“Standard Life”) pursuant to unsecured surplus debenture agreements (“surplus debentures”) which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. We currently anticipate these quarterly approvals will be granted. Assuming the approvals are granted and the September 30, 2002 interest rate of 6.75% continues, we expect to receive interest income of $1.8 million from the surplus debentures in 2002.

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

     Management Fees. Pursuant to a management services agreement, Standard Life paid $3.6 million during 2001 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie National Life Insurance Company (“Dixie Life’) paid Standard Life $1.1 million in 2001, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2002, we expect to receive management fees of $3.6 million from Standard Life.

     Pursuant to the management services agreement, Premier Life (Luxembourg) paid $1.2 million during 2001 for certain management, technical support and administrative services. In 2002, we expect to receive management fees of $.4 million from Premier Life (Bermuda) and $.1 million from Premier Life (Luxembourg). These fees were terminated upon the sale of our international operations.

     Equipment Rental Fees. In 2001 we charged subsidiaries $1.1 million for the use of our equipment. In 2002, we expect to receive $1.1 million of equipment rental fees from Standard Life.

     Lease Income. Effective January 1, 2002, we entered into a lease agreement with Standard Life who leases approximately 43,000 square feet of our office space located at 10689 North Pennsylvania Street. In 2002, we expect to receive lease income of $.8 million from Standard Life.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Estimated Cash Required in 2002

     The following are the characteristics of our mortgage payable, notes payable and trust preferred securities, including estimated required payments in 2002.

     Mortgage Payable:

     The following are characteristics of our mortgage payable agreement at September 30, 2002:

•	outstanding balance of $6.8 million;

•	interest rate of 7.38% per annum;

•	principal and interest payments: $56 thousand per month through December 2011;

•	interest payments required in 2002 based on current balances will be $.5 million;

•	note may be prepaid on or before January 2005 at 105% and declining to 101% after December 2008.

     Notes Payable:

     The following are characteristics of our amended credit agreement at September 30, 2002:

•	outstanding balance of $3.75 million;

•	weighted average interest rate of 5.05%;

•	principal payments: $.6 million and $3.75 million paid in March 2002 and September 2002, respectively. The remaining principal payment of $3.75 million is due in August 2003.

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2002 based on current balances will be $.3 million.

     The following are characteristics of our subordinated debt agreement at September 30, 2002:

•	outstanding balance of $11.0 million;

•	interest rate is greater of 1) 10% per annum or 2) six month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%;

•	due October 2007;

•	interest payments required in 2002 based on current balances will be $1.1 million.

     Trust Preferred Securities:

     The following are characteristics of our trust preferred securities at September 30, 2002:

•	outstanding balance of $20.7 million;

•	annual distribution rate of 10.25%; distributions may be deferred up to 20 consecutive quarters;

•	matures August 9, 2031;

•	may be redeemed on or after August 9, 2006 at $10 per security plus accumulated and unpaid distributions;

•	distributions required in 2002 based on current balances will be $2.1 million;

•	distributions are classified as interest expense.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     General: On a consolidated basis we reported net cash provided by operations of $.9 million and $1.6 million for the first nine months of 2002 and 2001, respectively. At September 30, 2002, we had “parent company only” cash and short-term investments of $4.1 million which are available for general corporate purposes. Annual parent company operating expenses (not including interest expense) were $4.3 million and $4.5 million for 2001 and 2000, respectively.

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

     Certain policies and annuities issued by Standard Life contain provisions that allow policyholders to withdraw or surrender their policies under defined circumstances. These policies and annuities generally contain provisions, which apply penalties or otherwise restrict the ability of policyholders to make such withdrawals or surrenders. Standard Life closely monitors the surrender activity of its insurance products and manages the composition of its investment portfolios, including liquidity, to ensure it has sufficient cash resources in light of such activity.

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

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2002. As of September 30, 2002, Standard Life had statutory capital and surplus for regulatory purposes of $57.8 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $335.7 million and $149.2 million for the first nine months of 2002 and 2001, respectively. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

     On August 30, 2002, we filed a Current Report on Form 8-K reporting the unaudited pro forma consolidated balance sheet as of June 30, 2002, and the unaudited pro forma consolidated statements of income for the six month period ended June 30, 2002 and the year ended December 31, 2001 giving effect to the sale of our Bermuda operations to Winterthur Life, a division of Credit Suisse Group.

     On October 2, 2002 we filed a Current Report on Form 8-K reporting the unaudited pro forma consolidated balance sheet as of June 30, 2002, and the unaudited pro forma consolidated statements of income for the six month period ended June 30, 2002 and the year ended December 31, 2001, giving effect to the sale of our Premier Life (Luxembourg) S.A. business to Winterthur Life, a division of Credit Suisse Group.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2002

STANDARD MANAGEMENT CORPORATION (Registrant)

	By:	/s/ RONALD D. HUNTER

Ronald D. Hunter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ GERALD R. HOCHGESANG

Gerald R. Hochgesang Senior Vice President and Treasurer (Chief Accounting Officer)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Ronald D. Hunter, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Standard Management Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ Ronald D. Hunter

Ronald D. Hunter
Chairman and Chief Executive Officer

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Paul B. “Pete” Pheffer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Standard Management Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/Paul B. “Pete” Pheffer

Paul B. “Pete” Pheffer
President and Chief Financial Officer