Form 10-Q/A
period 2002-09-30
STANDARD MANAGEMENT CORP
filed 2003-02-21
CIK 853971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

As of February 21, 2003, the Registrant had 7,856,839 shares of Common Stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (as amended February 21, 2003, See Note 6 to the Consolidated Financial Statements)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (as amended February 21, 2003, See Note 6 to the Consolidated Financial Statements)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
EX-99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER

STANDARD MANAGEMENT CORPORATION

INDEX

Page Number

Part I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets September 30, 2002 (Unaudited) and December 31, 2001 (Audited)	4
Consolidated Statements of Income — For the Three Months and Nine Months Ended September 30, 2002 and 2001 (Unaudited)	5-6
Consolidated Statements of Shareholders’ Equity — For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	7
Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
Part II. OTHER INFORMATION:
Item 6. Exhibits and Reports on Form 8-K	25
SIGNATURES	25
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26-27

INTRODUCTORY NOTE

The Company issued a press release on February 21, 2003, which it filed as an exhibit to Form 8-K on February 21, 2003 relating to its intention to amend its report for the period ended September 30, 2002 and to restate the financial statement for the period ended September 30, 2002. The effects of this on the financial statements are presented on the following 10-Q/A. See Note 6 to the Consolidated Financial Statements and the press release (which has been filed as part of a Form 8-K contemporaneously with the filing of this Form 10-Q/A) for a discussion of the details concerning the restatement.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (as amended February 21, 2003, See Note 6 to the Consolidated Financial Statements)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30	December 31
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities at fair value (amortized cost $1,285,957 in 2002 and $930,831 in 2001)	$1,306,226	$920,944
Mortgage loans on real estate	4,633	5,023
Policy loans	12,688	12,946
Real estate	3,406	4,011
Equity-indexed call options	1,411	3,545
Short-term investments	568	5,509
Other invested assets	926	776

Total investments	1,329,858	952,754
Cash	20,209	18,144
Accrued investment income	17,020	14,152
Amounts due and recoverable from reinsurers	39,200	41,969
Deferred policy acquisition costs	136,169	109,844
Present value of future profits	16,576	22,269
Goodwill	6,199	5,146
Property and equipment (less accumulated depreciation of $3,384 in 2002 and $2,428 in 2001)	12,599	12,148
Other assets	6,479	6,897
Assets of discontinued operations	5,450	430,330

Total assets	$1,589,759	$1,613,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,444,369	$1,065,763
Accounts payable and accrued expenses	8,629	5,935
Obligations of capital lease	884	1,152
Mortgage payable	6,796	6,900
Notes payable	14,750	19,100
Deferred federal income taxes	8,571	6,392
Liabilities of discontinued operations	1,130	417,522

Total liabilities	1,485,129	1,522,764

Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Preferred stock, no par value:
Authorized 870,000 shares; none issued and outstanding	—	—
Common stock and additional paid in capital, no par value:
Authorized 20,000,000 shares; issued 9,107,557 in 2002 and 9,039,471 in 2001	63,597	63,011
Treasury stock, at cost, 1,494,078 shares in 2002 and 1,492,978 in 2001	(7,594)	(7,589)
Accumulated other comprehensive income (loss)	8,257	(6,172)
Retained earnings	19,670	20,939

Total shareholders’ equity	83,930	70,189

Total liabilities and shareholders’ equity	$1,589,759	$1,613,653

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Revenues:
Premium income	$1,732	$2,538	$5,955	$7,626
Net investment income	19,785	14,977	55,429	42,605
Call option losses	(3,049)	(3,257)	(10,040)	(6,394)
Net realized investment losses	(3,672)	(3,720)	(12,570)	(3,775)
Policy income	2,139	1,810	5,862	5,785
Fees and other income	392	2,096	2,100	5,556

Total revenues from continuing operations	17,327	14,444	46,736	51,403
Benefits and expenses:
Benefits and claims	2,577	3,519	7,351	9,993
Interest credited to interest-sensitive annuities and other financial products	11,009	7,462	29,142	20,315
Amortization	8,325	(450)	14,453	4,519
Commission expenses	156	906	1,188	2,880
Other operating expenses	4,002	2,777	9,114	8,606
Interest expense and financing costs	1,102	883	3,336	2,443

Total benefits and expenses from continuing operations	27,171	15,097	64,584	48,756

Income (loss) before federal income taxes (benefits) and preferred stock dividends	(9,844)	(653)	(17,848)	2,647
Federal income tax expense (benefits)	(3,007)	(375)	(8,639)	51

Income (loss) from continuing operations	(6,837)	(278)	(9,209)	2,596
Discontinued operations:
Income from discontinued operations (less taxes of $0, $319, $550, and $865, respectively)	—	619	1,068	1,680
Gain from the sale of discontinued operations (less taxes of $1,956 and $4,125, respectively)	2,662	—	6,872	—

Total income from discontinued operations	2,662	619	7,940	1,680

Net income (loss)	(4,175)	341	(1,269)	4,276
Preferred stock dividends	—	(65)	—	(318)

Earnings available to common shareholders	($4,175)	$276	($1,269)	$3,958

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (continued)
(Unaudited, Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Earnings per share – basic:
Income (loss) from continuing operations	$(.90)	$(.03)	$(1.21)	$.35
Discontinued operations:
Income from discontinued operations	—	.08	.14	.22
Gain from the sale of discontinued operations	.35	—	.90	—

Total income from discontinued operations	.35	.08	1.04	.22

Net income (loss)	(.55)	.05	(.17)	.57
Preferred stock dividends	—	(.01)	—	(.04)

Earnings available to common shareholders	$(.55)	$.04	$(.17)	$.53

Earnings per share – diluted:
Income (loss) from continuing operations	$(.85)	$(.04)	$(1.15)	$.30
Discontinued operations:
Income from discontinued operations	—	.08	.13	.21
Gain from the sale of discontinued operations	.33	—	.86	—

Total income from discontinued operations	.33	.08	.99	.21

Net income (loss)	(.52)	.04	(.16)	.51
Preferred stock dividends	—	—	—	—

Earnings available to common shareholders	$(.52)	$.04	$(.16)	$.51

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, Dollars in Thousands)

		Common stock		Accumulated
		and additional		other
		paid in	Treasury	comprehensive	Retained
	Total	capital	stock	income (loss)	earnings

Balance at January 1, 2001	$62,899	$63,019	$(7,589)	$(12,008)	$19,477
Comprehensive income:
Net income	4,276				4,276
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes of $5,632	11,067			11,067
Change in foreign currency translation	(238)			(238)

Other comprehensive income	10,829

Comprehensive income	15,105
Issuance of common stock and warrants	90	90
Preferred stock dividends	(318)				(318)

Balance at September 30, 2001	$77,776	$63,109	$(7,589)	$(1,179)	$23,435

Balance at January 1, 2002	$70,189	$63,011	$(7,589)	$(6,172)	$20,939
Comprehensive income:
Net loss	(1,269)				(1,269)
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes of $6,292	12,183			12,183
Change in foreign currency translation	2,246			2,246

Other comprehensive income	14,429

Comprehensive income	13,160
Issuance of common stock and warrants	837	837
Exercise of common stock options	(251)	(251)
Purchase of treasury stock	(5)		(5)

Balance at September 30, 2002	$83,930	$63,597	$(7,594)	$8,257	$19,670

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Nine Months Ended
	September 30

	2002	2001

Operating Activities
Net income (loss)	$(1,269)	$3,958
Net income from discontinued operations	(1,068)	(1,680)
Gain from the sale of discontinued operations	(6,872)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	14,725	4,703
Deferral of acquisition costs	(50,487)	(27,026)
Deferred federal income taxes	(9,297)	896
Depreciation and amortization	1,121	2,409
Insurance policy liabilities	43,203	13,824
Net realized investment losses	12,570	3,775
Accrued investment income	(2,802)	(1,333)
Other	(4,558)	2,080

Net cash provided (used) by operating activities	(4,734)	1,606

Investing Activities
Fixed maturity securities available for sale:
Purchases	(1,310,081)	(393,792)
Sales	871,118	200,543
Maturities, calls and redemptions	69,458	61,979
Short-term investments, net	6,477	(7,989)
Other investments, net	(2,201)	(2,907)

Net cash used by investing activities	(365,229)	(142,166)

Financing Activities
Proceeds from the sale of discontinued operations	25,690	—
Net proceeds from issuance of trust preferred securities	—	19,318
Repayments on notes payable and mortgage payable	(4,454)	(11,500)
Redemption of preferred stock	—	(6,530)
Premiums received on interest-sensitive and other financial products credited to policyholder account balances	448,197	225,850
Return of policyholder account balances on interest-sensitive annuities and other financial products	(97,935)	(77,069)
Issuance of common stock and warrants	530	90
Dividends on preferred stock	—	(318)

Net cash provided by financing activities	372,028	149,841

Net increase in cash	2,065	9,281
Cash at beginning of period	18,144	1,840

Cash at end of period	$20,209	$11,121

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

     On September 17, 2002, we closed the sale of Premier Life (Luxembourg) S.A. and received net proceeds of $16.7 million. We recorded a gain on sale, net of related costs, of $2.7 million as amended (See Note 6 of Consolidated Financial Statements) in our third quarter 2002 financial statements.

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

Note 3 — Mortgage Payable, Notes Payable and Trust Preferred Securities

     Our mortgage payable, notes payable and trust preferred securities were as follows (dollars in thousands):

	Interest		September 30	December 31
	Rate		2002	2001

Mortgage payable	7.38%		$6,796	$6,900

Notes payable:
Borrowings under revolving credit agreements	5.05	%(1)	$3,750	$8,100
Senior subordinated notes	10.00%		11,000	11,000

			$14,750	$19,100

Trust preferred securities	10.25%		$20,700	$20,700

(1)	Current weighted average rate at September 30, 2002.

Note 4 — Net Unrealized Gain (Loss) on Securities Available for Sale

     The components of unrealized gain (loss) on securities available for sale in shareholders’ equity are summarized as follows (in thousands):

	September 30	December 31
	2002	2001

Fair value of securities available for sale	$1,306,226	$920,944
Amortized cost of securities available for sale	1,285,957	930,831

Gross unrealized gain (loss) on securities available for sale	20,269	(9,887)
Adjustments for:
Deferred policy acquisition costs	(4,924)	2,468
Present value of future profits	(2,876)	1,410
Deferred federal income taxes	(4,212)	2,080

Net unrealized gain (loss) on securities available for sale	$8,257	$(3,929)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 5 — Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Income (loss):
Income (loss) from continuing operations before income taxes	$(9,844)	$(653)	$(17,848)	$2,647
Federal income taxes expense (benefits)	(3,007)	(375)	(8,639)	51

Income (loss) from continuing operations	(6,837)	(278)	(9,209)	2,596
Discontinued operations:
Income from discontinued operations (less taxes of $0, $319, $550 and $865, respectively)	—	619	1,068	1,680
Gain from the sale of discontinued operations (less taxes of $1,956 and $4,125, respectively)	2,662	—	6,872	—

Total discontinued operations	2,662	619	7,940	1,680

Net income (loss)	(4,175)	341	(1,269)	4,276
Preferred stock dividends	—	(65)	—	(318)

Earnings available to common shareholders	$(4,175)	$276	$(1,269)	$3,958

Shares:
Weighted average shares outstanding for basic earnings per share	7,613,479	7,545,156	7,611,629	7,545,156
Effect of dilutive securities:
Stock options	196,003	166,180	197,369	81,676
Stock warrants	215,997	218,065	210,335	133,802
Preferred stock	—	—	—	512,157

Dilutive potential common shares	412,000	384,245	407,704	727,635

Weighted average shares outstanding for diluted earnings per share	8,025,479	7,929,401	8,019,333	8,272,791

Note 6: Amendment of Previously Issued Financial Statements

     In the third quarter of 2002, we completed the sale of our International Operations reporting a gain on sale of discontinued operations of $12.5 million. This gain on sale of discontinued operations has been amended to $6.9 million due to an error in calculating the GAAP carrying value of Premier Life (Luxembourg) S.A. The amendment had no effect on the net proceeds received from the sale or on earnings from continuing operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (as amended February 21, 2003, See Note 6 to the Consolidated Financial Statements)

General

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

Comparison of the Three Month and Nine Month Periods Ended September 30, 2002 and September 30, 2001:

     The following tables and narratives summarize the results of operations by operating segment (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Operating income (loss) before income taxes:
Operating income (loss) from continuing operations	$(7,732)	$1,396	$(6,838)	$4,752
Taxes (benefits) related to operating income from continuing operations	(2,630)	29	(5,236)	365

Operating income after taxes (benefits) from continuing operations	(5,102)	1,367	(1,602)	4,387

Consolidated realized investment losses before tax benefits	(2,112)	(2,049)	(11,010)	(2,105)
Tax benefits related to realized investment losses	(377)	(404)	(3,403)	(314)

Consolidated realized investment losses after tax benefits	(1,735)	(1,645)	(7,607)	(1,791)

Income (loss) from continuing operations	$(6,837)	$(278)	$(9,209)	$2,596
Discontinued operations:
Operating income from discontinued operations (less taxes of $0, $319, $550, and $865, respectively)	—	619	1,068	1,680
Gain from the sale of discontinued operations (less taxes of $1,956 and $4,125, respectively)	2,662	—	6,872	—

Total discontinued operations	2,662	619	7,940	1,680

Net income (loss)	$(4,175)	$341	$(1,269)	$4,276

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Results and Analysis:

Quarterly analysis:

Net income (loss) for the third quarter of 2002 was $(4.2) million, or $(.52) per diluted share compared to $.3 million or $.04 per diluted share in the third quarter 2001. Positively impacting net income per diluted share was the sale of Premier Life (Luxembourg) S.A. resulting in a net gain of $.33. Negatively impacting net income per diluted share was $.64 from the accelerated amortization of deferred acquisition costs on fixed annuity products, $.06 associated with the write off and legal costs related to the recovery of an agency receivable balance, $.05 of operating expenses associated with the costs of new marketing initiatives, and $.04 from FAS 133 adjustment related to declining treasury yields. The third quarter 2001 results were positively affected by $.06 per diluted share due to a lower effective tax rate resulting from the utilization of net operating loss carryforwards.

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

Year-to-date analysis:

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

In addition to these items, credited interest on equity-indexed products increased by $.6 million as a result of equity market improvements, offset by a $.5 million decrease in the reserve for future equity benefits .

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     General: On a consolidated basis we reported net cash provided (used) by operations of $(4.7) million and $1.6 million for the first nine months of 2002 and 2001, respectively. At September 30, 2002, we had “parent company only” cash and short-term investments of $4.1 million which are available for general corporate purposes. Annual parent company operating expenses (not including interest expense) were $4.3 million and $4.5 million for 2001 and 2000, respectively.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Forward-looking Statements

     All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q/A or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

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

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q/A (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

99.1 99.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

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

     On February 21, 2003 we filed a Current Report on Form 8-K reporting the amendment to the quarterly report for the period ended September 30, 2002 and to restate the financial statements for the period ended September 30, 2002 giving effect to the error in calculating the gain on sale of discontinued operations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 21, 2003

STANDARD MANAGEMENT CORPORATION (Registrant)

	By:	/s/ RONALD D. HUNTER

Ronald D. Hunter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ GERALD R. HOCHGESANG

Gerald R. Hochgesang Senior Vice President and Treasurer (Chief Accounting Officer)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Ronald D. Hunter, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Standard Management Corporation;

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

Date: February 21, 2003

/s/ Ronald D. Hunter

Ronald D. Hunter Chairman and Chief Executive Officer

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Paul B. “Pete” Pheffer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Standard Management Corporation;

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

Date: February 21, 2003

/s/Paul B. “Pete” Pheffer

Paul B. “Pete” Pheffer President and Chief Financial Officer