Form 10-K
period 2002-12-31
STANDARD MANAGEMENT CORP
filed 2003-03-07
CIK 853971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2003 as reported on The NASDAQ Stock Market, was approximately $25.8 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003 Registrant had outstanding 7,857,089 shares of Common Stock.

Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

PART I
PART II
PART III
PART IV
SIGNATURES
EX-10.46 EMPLOYMENT AGREEMENT
EX-21 LIST OF SUBSIDIARIES
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-23.2 CONSENT OF KPMG AUDIT
EX-99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

     As used in this report, unless the context otherwise clearly requires, “we”, “our”, “us”, “Standard Management”, and the “Company” refer to Standard Management Corporation. All financial information contained in this report is presented in accordance with generally accepted accounting principles (“GAAP”) unless otherwise specified.

Item 1.       BUSINESS OF STANDARD MANAGEMENT

     Standard Management is a holding company that a) develops, markets and/or administers annuity and life insurance products and b) distributes pharmacy goods and services through its health subsidiary.

     On May 24, 2002, we signed an agreement to sell 100% of the shares of Premier Life (Luxembourg) S.A. (“Premier Life (Luxembourg)”) and the portfolio of Premier Life (Bermuda), Ltd. (“Premier Life (Bermuda)”) (collectively our “International Operations”) to Winterthur Life, a division of Credit Suisse Group. On August 14, 2002, we closed the sale of our Bermuda business and received net proceeds of $6.5 million. On September 17, 2002, we closed the sale of Premier Life (Luxembourg) and received net proceeds of $19.2 million. Accordingly, the International Operations have been reflected as discontinued operations in our Consolidated Financial Statements included in this report.

     Operating Segments

     We conduct and manage our business through the following operating segments reflecting the geographical locations of principal subsidiaries:

     Domestic Operations (Continuing operations) includes the following subsidiaries at December 31, 2002:

•	Standard Life Insurance Company of Indiana (“Standard Life”), our principal insurance subsidiary, was organized in 1934 as an Indiana domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life offers deferred annuities, equity-indexed annuities, and single premium immediate annuities. Effective August 2001, we suspended active marketing of life insurance products indefinitely, however we continue to manage our in force life business. Standard Life also generates cash flow and income from closed blocks of in force life insurance and annuities. Standard Life has a rating of “ B+” (Very Good) from the rating agency A.M. Best Company, Inc. (“A.M. Best”).

•	Dixie National Life Insurance Company (“Dixie Life”), a 99.5% owned subsidiary of Standard Life, was organized in 1965 as a Mississippi domiciled life insurer. Dixie Life is licensed in 22 states and administers life insurance products, primarily “burial expense” policies. Effective January 1, 1999, we ceased selling new business through Dixie Life, which has a rating of “B” (Fair) by A.M. Best.

•	Savers Marketing Corporation (“Savers Marketing”) markets Standard Life’s products through financial institutions and independent agents. Savers Marketing also receives administrative, marketing and commission fees for services provided to unaffiliated companies.

•	U.S. Health Services Corporation (“U.S. Health Services”) was organized in 2002 under the laws of the State of Delaware. U.S. Health Services develops and distributes retail and third party reimbursed products and services through direct to consumer as well as institutional channels.

     International Operations (Discontinued operations) included the following insurance subsidiaries:

•	Standard Management International S.àr.l. (“Standard Management International”) (formerly Standard Management International S.A.), a wholly owned subsidiary of Standard Management, is a holding company organized under Luxembourg law with its registered office in Luxembourg.

•	Premier Life (Luxembourg) primarily offered unit-linked products throughout the European Union.

•	Premier Life (Bermuda) primarily offered unit-linked products in markets throughout the world.

Marketing

     Domestic Marketing

     General: Our agency force, of approximately 10,250 independent general agents, was organized to provide a lower cost alternative to the traditional captive agency force. These agents distribute a full line of annuity products issued by Standard Life. We believe that both agents and policy owners value the service we provide. We assist agents in 1) submitting and processing policy applications, 2) training and education, and 3) marketing support.

     Standard Life offers a full portfolio of annuity products selected on the basis of their competitive position, profitability and likely consumer acceptance. Such portfolio includes single and flexible premium deferred annuities, equity-indexed annuities and single premium immediate annuities. Standard Life does not offer variable annuity products.

     Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by Standard Life, which performs issuance, underwriting and accounting functions related to the policy. Standard Life is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 3% of Standard Life’s annual annuity sales in 2002, and the top twenty individual agents accounted for approximately 20% of Standard Life’s annuity sales in 2002. At December 31, 2002, approximately 66% of Standard Life’s independent agents were located in Indiana, California, Florida, Ohio and Michigan with the balance distributed across the country. Standard Life is attempting to increase the number and geographic diversity of its agents.

     Standard Life does not have exclusive agency agreements with its agents. Therefore, our management believes most of these agents sell similar products for other insurance companies, which could result in a sales decline if Standard Life’s products were to become relatively less competitive.

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

     Savers Marketing designed and began to market flexible spending accounts and COBRA services to employer groups in the fall of 2001. Payroll administration was added to the portfolio of administrative services in May 2002.

     U.S. Health Services distributes pharmaceutical products and services to consumers, various institutional operations, point of care programs and contract repackaging services. The markets in which U.S. Health Services competes are generally broad based and competitive. The principal means of competition include product availability, service and competitive pricing. The Company is utilizing direct-to-consumer advertising for distribution of pharmaceutical products.

Currently Marketed Products

     We primarily market deferred annuities, equity-indexed annuities, and single premium immediate annuities domestically. The following table sets forth the amounts and percentages of our net deposits received from currently marketed products for the year ended December 31 (in thousands):

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Domestic products (Continuing operations)
Deferred annuities	$320,659	52.2	$178,238	46.2	$94,699	26.3
Equity-indexed annuities	126,009	20.6	67,159	17.4	73,122	20.3
Single premium immediate annuities	134,782	22.0	66,269	17.2	21,506	6.0

Total Domestic Products	581,450	94.8	311,666	80.8	189,327	52.6
International products (Discontinued operations)
Unit-linked assurance products	32,384	5.2	74,364	19.2	170,514	47.4

	$613,834	100.0	$386,030	100.0	$359,841	100.0

Domestic Products

     Deferred Annuities. Standard Life markets both single and flexible premium deferred annuities, which provide for an initial deposit by the owner. Flexible premium products also provide for optional additional deposits, the time and amount of which are at the discretion of the owner. Standard Life credits the account of the owner with earnings at interest rates that are revised periodically until the maturity date. This accumulated value is tax deferred. Revisions to interest rates on deferred annuities are restricted by an initial crediting rate guaranteed for a specific period of time, usually one year, and a minimum crediting rate guaranteed for the term of the deferred annuity, which is typically 3%. At maturity, the owner can elect a lump sum cash payment of the accumulated value or one of the various payout options available. Standard Life’s deferred annuities also typically provide for penalty-free partial withdrawals of up to 10% annually of the accumulation value after the owner has held the deferred annuity for more than 12 months. In addition, the owner may surrender the deferred annuity at any time before the maturity date and receive the accumulated value, less any surrender charge then in effect for that contract. To protect holders of deferred annuities from a sharp reduction in the credited interest rate after a deferred annuity is issued, Standard Life permits the deferred annuity holder of certain annuities to surrender the annuity during a specified period without incurring a surrender charge if the renewal-crediting rate is below a stated level. This stated level of interest is referred to as the “bail-out rate” and is typically below the original crediting rate, but above the minimum guaranteed crediting rate. Certain products also contain a market value adjustment feature, whereby a policyholder’s surrender value is adjusted for changes in the interest rate environment. This feature protects us against the risk of policyholder surrender when asset values are depressed.

     As of January 1, 2003, the crediting rates available on Standard Life’s currently marketed deferred annuities ranged from 3.0% to 7.55% with most new issues having an interest rate with a one-year guarantee period. A series of annuity products introduced in 2000 have their interest rate guaranteed for an initial period of 5 to 10 years. After the initial period, the crediting rate may be changed periodically, subject to a minimum guaranteed rate of 3.0%. As of January 1, 2003, interest crediting rates after the initial guarantee period ranged from 3.0% to 5.25%. The surrender charge is initially 7% to 15% of the contract value depending on the product and decreases over the applicable surrender charge period of 5 to 13 years. Certain currently marketed products carry a bailout rate for the first 2 to 5 years after issuance; as of January 1, 2003, the bailout rate for such products ranged from 3.0% to 4.5%. As of December 31, 2002, Standard Life had 14,926 currently marketed deferred annuity contracts in force.

     Equity-indexed Annuities. In response to consumers’ desire for alternative investment products with returns linked to common stocks, Standard Life introduced a line of equity-indexed annuity products in 1998. The annuity’s contract value is equal to the premium paid, increased for returns based on the change in the Standard & Poor’s 500 Index (“S&P 500 Index”) and/or the Dow Jones Industrial Average Index (“DJIA”). Standard Life’s equity-indexed annuities apply index credits to policyholders annually, so that a given year’s equity credits are locked in, and cannot be reduced by future declines in the index. Two basic index crediting methods are used for Standard Life’s equity-indexed annuities, “participation rate” crediting and “spread/cap” crediting. For participation rate products, a percentage (the participation rate) of the change in the index accrues to the contract value. For spread/cap products, increases in the index up to the spread amount do not accrue to the contract value, but above the spread, the contract is credited the full amount of the increase in the index up to the limit of the cap. Standard Life has the discretionary ability to annually change the participation rates and spreads/caps on its products. The minimum guaranteed values are equal to between 75% and 85% of first year premiums and between 87.5% and 90% of renewal premiums collected for equity-indexed annuities, plus interest credited at an annual rate of 3%. The annuities provide for penalty-free withdrawals of up to 10% in each year after the first year of the annuity’s term. Other withdrawals from the product are subject to a surrender charge. Standard Life purchases S&P’s 500 Index or DJIA Index Call Options to hedge potential increases to policyholder benefits resulting from increases in the Index to which the product’s return is linked. As of December 31, 2002, Standard Life had 7,726 currently marketed equity-indexed contracts in force.

     Single Premium Immediate Annuities. Standard Life offers single premium immediate annuities, which are purchased with a one time premium deposit at the time of issuance. In exchange for a one time premium deposit, Standard Life begins an agreed upon payout stream shortly after issuance of the contract consisting of principal plus accumulated interest credited to the annuity. Payout is guaranteed for the term of the contract. A new single premium immediate annuity product was introduced in 2000, which resulted in a significant increase in sales for 2000, 2001, and 2002. As of December 31, 2002, Standard Life had 3,565 currently marketed single premium immediate annuity contracts in force.

     Other Domestic Product Information. Annuity sales increased in 2002 primarily due to greater productivity per agent and an expanded geographic presence.

     Individual annuity sales within the United States have nearly tripled from $54 billion in 1990 to more than $141 billion in 2001, according to the American Council of Life Insurers. The individual annuity market, which is one of our primary targets, comprises virtually all of our domestic sales and 95% and 80% of total sales in 2002 and 2001, respectively.

As the 76 million “baby boomers” born from 1946 through 1964 grow older, demand for insurance products is expected to grow. We believe that those seeking adequate retirement incomes will become less dependent on Social Security and their employers’ retirement programs and more dependent upon their own financial resources. Annuities currently enjoy an advantage over certain other saving mechanisms because the annuitant receives a tax-deferred accrual of interest on the investment during the accumulation period.

Our gross domestic sale percentages by U.S. geographical region are summarized as follows:

State	2002	2001	2000

Michigan	17%	5%	4%
California	15	21	15
Florida	15	11	9
Indiana	14	18	19
Ohio	6	7	9
North Carolina	5	5	6
Illinois	5	2	3
Wisconsin	4	5	4
All other states (1)	19	26	31

Total	100%	100%	100%

(1)	No other state had gross sales greater than 4% in 2002.

     Former Products (“Closed Blocks”)

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

     Annuities. Our closed blocks of deferred annuities consist primarily of flexible premium deferred annuities and a small amount of single premium deferred annuities, which, unlike flexible premium deferred annuities, do not provide for additional deposits. As of January 1, 2003, these deferred annuities had crediting rates ranging from 3.0% to 5.5% and guaranteed minimum crediting rates ranging from 3.0% to 5.5%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. Our closed blocks of annuities include payout annuities which consist of annuities in which benefits are paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. Interest rates used in determining payout annuities range from 3.0% to 7.0% and cannot be changed. At December 31, 2002, we had 11,977 annuity contracts in force for closed blocks.

     Traditional Life. Our closed blocks of traditional life business include several types of participating and non-participating, whole life and term life insurance policies. Face amounts vary, but retained death benefits are $150,000 or less per life. Traditional life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The whole life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, whole life policies begin to accrue a cash value, which can be made available to the policyholder net of taxes and withdrawal penalties. The term policy provides benefits only as long as premiums are paid. At December 31, 2002, we had 40,009 traditional life policies in force for closed blocks.

     Universal Life. Our closed blocks of universal life business include flexible premium universal life policies which provide for periodic deposits, interest credits to account values and charges to the account values for mortality and administrative costs. As of January 1, 2003, the interest rate on existing flexible premium universal life policies was 4% to 5% with a guaranteed interest rate of 4.0% to 5.0%. At December 31, 2002, we had 10,782 universal life policies in force for closed blocks.

     Former International Products (“Discontinued operations”)

     Unit-linked Assurance Products. Standard Management International wrote unit-linked assurance products, which are similar to U.S. produced variable life products. Separate account assets and liabilities were maintained primarily for the exclusive benefit of these contracts, where benefits on surrender and maturity are not guaranteed. They generally represent funds held in accounts to meet specific investment objectives of policyholders who bear the investment risk. Products include 1) single premium unit-linked contracts, with publicly traded investment options, 2) annual premium unit-linked contracts, with publicly traded investment options and 3) personal portfolio contracts, which include private stock and limited market investment options. Investment income and investment gains and losses within the separate accounts accrue directly to the policyholders. The fees received by Standard Management International for administrative and contract holder maintenance services performed for these separate accounts are included in our Consolidated Statement of Operations. Mortality risk on these products is minimal.

     In the past Standard Management International also sold non-linked investment contracts, universal life policies, and to a lesser extent, traditional life policies. The investment contracts are mainly short-term single premium endowments or payout annuities under which fixed benefits are paid to the policyholder. The universal life contracts are mainly regular premium and single premium endowment. The benefits payable to the policyholders are directly linked to the investment performance of the underlying assets. Non-linked products represent less than 2% of Standard Management International’s product liabilities.

     Other International Product Information. The decrease in deposits from unit-linked products in 2002 was primarily due to the sale of the International Operations in 2002.

     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product Profitability”.

Operations

     Our principal administrative departments for our insurance subsidiaries include financial, new business and policyholder services, and information technology services (“IT”) departments. The financial department provides accounting, budgeting, tax, investment, financial reporting and actuarial services and establishes cost control systems. The new business department reviews policy applications, and issues and administers our policies. The policyholder services department authorizes disbursements related to claims and surrenders. The IT department oversees and administers our information processing systems.

     Our administrative departments use a common integrated policy administration system that permits efficiency and cost control. Our IT system services approximately 92,000 active policies at December 31, 2002.

Underwriting

     Premiums charged on life insurance products are based in part on assumptions about the incidence and timing of insurance claims. When we issued life insurance business, we adopted and followed underwriting procedures for traditional and universal life insurance policies. Life insurance does not allow for underwriting after a policy is issued. Since we no longer issue new life insurance policies, life insurance underwriting activities are minimal and occur only when a policyholder requests a change which is subject to underwriting. Underwriting with respect to annuities is minimal.

     Traditional underwriting procedures are not applied to policies acquired in blocks. In these cases, we review the mortality experience for recent years and compare actual experience to that assumed in the actuarial projections for the acquired policies.

Investments

     Investment activities are an integral part of our business as the investment income of our insurance subsidiaries is a significant part of total revenues. Profitability is significantly affected by spreads between interest earned on invested assets and rates credited on insurance liabilities. Substantially all credited rates on deferred annuities may be changed at least annually. For the year ended December 31, 2002, the weighted average net yield of our investment portfolio was 6.53% and the weighted average interest rate credited on our interest-sensitive liability portfolio, excluding liabilities related to separate accounts and equity indexed annuities, was approximately 4.46% per annum for an average investment spread of 207 basis points at December 31, 2002, compared to 240 basis points at December 31, 2001. The decline in the investment spread is primarily driven by the impact and significance of our 2002 annuity deposits and by the impact of realized investment losses. Annuity deposits received in 2002 were invested during a rapidly declining interest rate environment, resulting in reduced earned rates on new investments and on the asset portfolio as a whole. In this environment, we were unable to adjust crediting rates quickly enough, on both new sales and renewal business, to maintain prior year spreads. In addition, realized investment gains and losses resulted in reduced investment income during 2002. Future increases or decreases in interest rates may increase or decrease the average interest rate spread between investment yields and interest rates credited on insurance liabilities, which in turn may have a beneficial or adverse effect on our future profitability. Sales of fixed maturity securities that result in investment gains may also tend to decrease future average interest rate spreads. State insurance laws and regulations prescribe the types of permitted investments and limit their concentration in certain classes of investments.

     We balance the duration of our invested assets with the expected duration of benefit payments arising from insurance liabilities. The “duration” of a security is a measure of a security’s price sensitivity to changes in market interest rates. The option-adjusted duration of fixed maturity securities and short-term investments for our U.S. insurance subsidiaries was 3.9 and 5.1 at December 31, 2002 and 2001, respectively.

     Our investment strategy is guided by strategic objectives established by the Investment Committee of the Board of Directors. Our major investment objectives are to: 1) maximize book investment income without exposing surplus to excessive volatility, 2) match the anticipated duration of investments with the anticipated duration of policy liabilities through our asset-liability cash flow management process, 3) maximize our company objectives for tax considerations and realized gain/loss recognition, and 4) provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment yield. Consistent with this strategy, we invest primarily in securities of the U.S. government and its agencies, investment grade utilities, corporate debt securities and collateralized mortgage obligations. When opportunities arise, below investment grade securities may be purchased; however, protection against default risk is a primary consideration. We will not invest more than 7% of our bond portfolio in below investment grade securities.

     The National Association of Insurance Commissioners (“NAIC”) assigns quality ratings to securities called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns ratings to publicly traded and privately-placed securities. The ratings assigned range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality. The following table sets forth the quality of our fixed maturity securities as of December 31, 2002, classified in accordance with the ratings assigned by the NAIC:

Percent of Fixed
NAIC Rating	Maturity Securities

1	64
2	33

Total Investment Grade	97
3-4	2
5-6	1

Total	100%

     Deutsche Investment Management Americas Inc. manages our domestic fixed maturity securities, subject to the direction of our Investment Committee.

     Approximately 46% of our fixed maturity securities at December 31, 2002 are comprised of mortgage-backed securities that include collateralized mortgage obligations and mortgage-backed pass-through securities. Approximately 34% of the book value of mortgage-backed securities in our portfolio are backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest and 38% are backed by an agency of the U.S. government (although not by the full faith and credit of the U.S. government). We closely monitor the market value of all investments within our mortgage-backed portfolio.

     The following table summarizes our mortgage-backed securities at December 31, 2002 (in thousands):

					Estimated	Avg.
		% of		% of	Avg. Life	Term
	Amortized	Fixed	Fair	Fixed	of	to Final
	Cost	Maturities	Value	Maturities	Investment	Maturity

					(In Years)	(In Years)
Agency collateralized mortgage obligations:
Planned and target amortization classes	$55,748	4.1%	$57,350	4.3%	5.6	18.0
Sequential and support classes	5,928	0.4%	6,059	0.4%	5.4	29.8

Total	61,676	4.5%	63,409	4.7%	5.6	19.1
Non-agency collateralized mortgage obligations:
Planned and target amortization classes	492	0.0%	513	0.0%	1.4	21.5
Sequential classes	55,985	4.1%	58,160	4.2%	4.1	26.4
Other	80,174	5.9%	82,335	6.1%	6.0	18.2

Total	136,651	10.0%	141,008	10.3%	5.2	21.6

Total CMO’s	198,327	14.5%	204,417	15.0%	5.3	20.8

Non agency collateralized mortgage-backed securities	2,255	0.2%	2,541	0.2%	3.3	22.2
Agency mortgage-backed pass-through securities	432,000	31.6%	444,074	32.8%	5.0	25.0

Total mortgage-backed securities	$632,582	46.3%	$651,032	48.0%	5.1	23.7

     The fair values for mortgage-backed securities were determined from broker-dealer markets, internally developed methods and nationally recognized statistical rating organizations.

     Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment, which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Planned and target amortization class securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches (“support classes”). Mortgage-backed pass-through securities, “sequential” and support class collateralized mortgage obligations, which comprised the remaining 91% of the book value of our mortgage-backed securities at December 31, 2002, are more sensitive to prepayment risk.

Reserves

     Our insurance subsidiaries have established and carry as liabilities in their financial statements actuarially determined liabilities to satisfy their respective annuity contract and life insurance policy obligations.

     Insurance policy liabilities for deferred annuities, universal life policies and international unit-linked products are equal to the full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with credited interest rates ranging from 3.0% to 11.5% in 2002 and 3.0% to 12.5% in 2001.

     Insurance policy liabilities for equity-indexed annuity products are computed in accordance with Statement of Financial Accounting Standards No. 133,” Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and consist of a book value liability for benefits guaranteed in the contract, combined with a market value liability for equity-linked benefits of the contract.

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

     Indemnity reinsurance agreements are intended to limit a life insurer’s maximum loss on a particular risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the primary liability of the original insurer to the insured, but it is the practice of insurers for statutory accounting purposes (subject to certain limitations of state insurance statutes) to account for risks which have been reinsured with other approved companies, to the extent of the reinsurance, as though they are not risks for which the original insurer is liable. However, under Statement of Financial Accounting Standards No. 113 (“SFAS 113”), “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”, these amounts are added back to policy reserves and recorded as amounts due from reinsurers.

     Reinsurance ceded on life insurance policies to unaffiliated companies in 2002, 2001 and 2000, excluding financial reinsurance agreements, represented 49.9%, 49.4% and 45.3%, respectively, of our gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies in 2002, 2001 and 2000 represented 11.8%, 11.0% and 8.7%, respectively, of our net combined individual life insurance in force.

     The following is reinsurance ceded information for our in force life insurance policies at December 31, 2002 (in thousands):

		% of Total
	Face Value of	Reinsurance	Reinsurance
Insurance Company	Life Policies	Ceded	Recoverable

Employers Reinsurance Corporation	$158,781	29.2%	$1,198
Lincoln National Life Insurance Company	99,072	18.2%	1,150
Business Men’s Assurance Company of America	81,282	14.9%	401
Park Avenue Life Insurance Company	31,488	5.8%	3,629

     Reinsured life insurance in force at December 31, 2002 is ceded to insurers rated “A” (“Excellent”) or better by A.M. Best. Historically, we have not experienced material losses in collection of reinsurance receivables.

     Our largest annuity reinsurer at December 31, 2002, SCOR Life U.S. Insurance Company (“SCOR Life”), represented $20.1 million, or 52% of our total reinsurance recoverable and is rated “A-” (Excellent) by A.M. Best. SCOR Life limits dividends by Standard Life to Standard Management or affiliated companies if its adjusted surplus is less than 5.5% of admitted assets or $78.9 million at December 31, 2002.

     “Admitted assets” are defined by the NAIC as “probable future economic benefits obtained or controlled by a particular entity as a result of past transactions or events” which may be included in an insurance company’s balance sheet. Some assets or portions of assets may be considered “nonadmitted” because they do not conform to the laws and regulations of various states. Therefore, certain assets which normally would be accorded value in noninsurance corporations are accorded no value and thus reduce the reported surplus of the insurance company.

     Standard Life’s adjusted surplus was $59.3 million on December 31, 2002, therefore, SCOR Life’s approval will be required prior to the payment of dividends to Standard Management in 2003.

Acquisition Strategy, Recent Acquisitions and Divestiture

     Acquisition Strategy

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

     We have information systems and administrative capabilities necessary to add additional blocks of business without a proportional increase in operating expenses. In addition, we have developed management techniques for reducing or eliminating the expenses of the companies we acquire through the consolidation of their operations. Such techniques include reduction or elimination of overhead, including the acquired company’s management, staff and home office, elimination of marketing expenses and, where appropriate, the substitution of Standard Life’s distribution network for the acquired company’s current distribution system, and the conversion of the acquired company’s data processing operations to our system.

     We typically acquire companies or blocks of business through the purchase or exchange of shares. This method is also used for assumption reinsurance transactions. Any future acquisitions may be subject to certain regulatory approvals, policyholder consents and stockholder approval.

     In 2002, our acquisition strategy included acquiring companies to distribute retail and third party reimbursed products and services. See “Recent Acquisitions” below.

     In addition, in 2002, we capitalized on our previous investment by selling our International Operations which allowed us to not only create a new subsidiary, U.S. Health Services, but also to fund current growth in our domestic insurance operations.

     Recent Acquisitions

     During 2002, we acquired, for cash, the pharmaceutical business of HomeMed Channel, Inc. and PCA, LLC. In addition, in December 2002, we purchased assets of Prescriptions by Mail, Inc., which was financed primarily by a promissory note. All three acquisitions were accounted for under the purchase method of accounting. In 2002, U.S. Health Services, a wholly owned subsidiary of Standard Management Corporation, was formed to distribute retail and third party reimbursed products and services through direct to consumer as well as institutional channels.

     Divestiture

     In 2002, we sold the International Operations which consisted of 100% of the shares in Premier Life (Luxembourg) and the portfolio of Premier Life (Bermuda) to Winterthur Life, a division of Credit Suisse Group, resulting in a gain from the sale of discontinued operations of $6.9 million. With the net proceeds received from the sale, we made a $15 million capital contribution to Standard Life, repaid $3.75 million in debt, and retained the remaining $6.25 million for general corporate purposes.

Competition

     The life insurance industry is highly competitive and consists of a large number of both stock and mutual insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by Standard Management. According to the American Council of Life Insurers, there were approximately 1,225 life insurance companies in the United States, which may offer insurance products similar to ours. Competition within the life insurance industry occurs on the basis of, among other things, 1) product features such as price and interest rates, 2) perceived financial stability of the insurer, 3) policyholder service, 4) name recognition and 5) ratings assigned by insurance rating organizations.

     We must also compete with other insurers to attract and retain the allegiance of agents. We believe that competition centers more on the strength of the agent relationship rather than on the insurer’s name recognition to the customer. We offer competitive products, competitive commission structures, internet based agent services, prompt policy issuance and responsive policyholder service and believe we are successful in attracting and retaining agents.

     Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which are marketing insurance products and which offer competing products such as savings accounts and securities. We began distributing annuities through financial institutions as a result of the acquisition of Savers Marketing in March 1998. The passage, by Congress, of the Gramm-Leach-Bliley Financial Services Modernization Act (“GLB Act”) has expanded competitive opportunities for non-insurance financial services companies.

     Financial institutions, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer’s annuity to market or purchase. Standard Life and Dixie Life have a rating of “B+” and “B”, respectively, by A.M. Best. A rating of “B+” is assigned by A.M. Best to companies that, in their opinion, have achieved very good overall performance when compared to the standards established by A.M. Best, and have a good ability to meet their obligations to policyholders over a long period of time. A rating of “B” is assigned by A.M. Best to companies that, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity as well as the company’s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Generally, rating agencies base their ratings on information furnished to them by the issuer and on their own investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on Standard Life’s business, management believes that it is able to compete on the basis of their competitive crediting rates, asset quality, strong relations with its independent agents and the quality of service to its policyholders.

     The pharmaceutical industry is highly competitive, both regionally and nationally. We must compete with other retail pharmacies and national mail order/internet pharmacies, which distribute prescription and non-prescription (over the counter) products. We believe we offer pharmaceutical products at competitive prices with prompt service and are successful in maintaining customer satisfaction.

Federal Income Taxation

     We file a consolidated return with our non insurance subsidiaries for federal income tax purposes, and beginning January 1, 2001 with our insurance subsidiaries, Standard Life and Dixie Life. At December 31, 2002, we have a net capital loss carryforward of approximately $2.2 million, which expires in 2006.

     Effective January 1, 2000, we entered into a tax sharing agreement with Savers Marketing and Standard Management International that allocates the consolidated federal income tax liability. In 2002, Savers Marketing paid $.1 million and Standard Management International paid $.6 million in accordance with this agreement. In 2001, Savers Marketing paid $.4 million and Standard Management International recovered $.1 million in accordance with this agreement. Standard Management International terminated its participation in this agreement with the sale of our International Operations.

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

     The rate of inflation also affects us indirectly. To the extent that the government’s economic policy to control the level of inflation results in changes in our interest rates, our new sales of annuity products, investment income and withdrawal rates are affected. Changes in the level of interest rates also have an effect on interest spreads, as investment earnings are reinvested.

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

     Most states have also enacted legislation regulating insurance holding company activities including acquisitions, extraordinary dividends, terms of surplus debentures, terms of affiliate transactions and other related matters. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain intercompany transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of certain material intercompany transfers of assets within the holding company structure. Recently a number of state regulators have considered or have enacted legislative proposals that change, and in many cases increase, the authority of state agencies to regulate insurance companies and holding companies. For additional information on state laws regulating insurance company subsidiaries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 to our Consolidated Financial Statements.

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

     Most states, including Indiana, require administrative approval of the acquisition of 10% or more of the outstanding shares of an insurance company incorporated in the state or the acquisition of 10% or more of the outstanding shares of an insurance holding company whose insurance subsidiary is incorporated in the state. The request for approval must be accompanied by detailed information concerning the acquiring parties and the plan of acquisition. The acquisition of 10% of these shares is generally deemed to be the acquisition of “control” for the purpose of the holding company statutes. However, in many states the insurance authorities may find that “control” in fact does or does not exist in circumstances in which a person owns or controls either a lesser or a greater amount of securities.

     In some instances state regulatory authorities require deposits of assets for the protection of either policyholders in those states or for all policyholders. At December 31, 2002, securities of $10.5 million or approximately .75% of the book value of our U.S. insurance subsidiaries’ invested assets were on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards that the particular state has established.

     In recent years, NAIC, and state insurance regulators have examined existing laws and regulations and their application to insurance companies. This examination has focused on 1) insurance company investment and solvency issues, 2) risk-based capital guidelines, 3) assumption reinsurance, 4) interpretations of existing laws, 5) the development of new laws, 6) the interpretation of non-statutory guidelines, 7) the standardization of statutory accounting rules and 8) the circumstances under which dividends may be paid. The NAIC has encouraged states to adopt model NAIC laws on specific topics such as holding company regulations and the definition of extraordinary dividends. We are unable to predict the future impact of changing state regulation on our operations.

     The NAIC, as well as Indiana and Mississippi, have each adopted Risk-Based Capital (“RBC”) requirements for life and health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. State insurance regulators use the RBC requirements as regulatory tools only, which aid in the identification of insurance companies that could potentially lack sufficient capital. Regulatory compliance is determined by a ratio (the “RBC Ratio”) of the company’s regulatory total adjusted capital to its authorized control level RBC. The two components of the RBC Ratio are defined by the NAIC. The RBC ratios that require corrective action are as follows:

Level	RBC Ratio	Corrective Action

Company Action	1.5 — 2	Company is required to submit a plan to improve its RBC Ratio
Regulatory Action	1 — 1.5	Regulators will order corrective actions
Authorized Control	0.7 — 1	Regulators are authorized to take control of the company
Mandatory Control	less than 0.7	Regulators must take over the company

     At December 31, 2002, the RBC Ratios of Standard Life and Dixie Life were both at least one and a half times greater than the levels at which company action is required. If these RBC Ratios should decline in the future, our subsidiaries might be subject to increased regulatory supervision and decreased ability to pay dividends, management fees and surplus debenture interest to Standard Management.

     On the basis of annual statutory statements filed with state regulators, the NAIC calculates 12 financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A “usual range” of results for each ratio is used as a benchmark. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments to which we have responded. Such inquiries did not lead to any restrictions affecting our operations.

     We attempt to manage our assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of our policyholder liabilities. The cash flows of our liabilities are affected by actual maturities, surrender experience and credited interest rates. We periodically perform cash flow studies under various interest rate scenarios to evaluate the adequacy of expected cash flows from our assets to meet the expected cash requirements of our liabilities. We utilize these studies to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Because of the significant uncertainties involved in the estimation of asset and liability cash flows, there can be no assurance that we will be able to effectively manage the relationship between our asset and liability cash flows.

     The statutory filings of our insurance subsidiaries require classifications of investments and the establishment of an asset valuation reserve, designed to stabilize a company’s statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. The asset valuation reserve consists of two main components: a “default component” to provide for future credit-related losses on fixed income investments and an “equity component” to provide for losses on all types of equity investments, including real estate. The NAIC requires an additional reserve, called the interest maintenance reserve, which consists of the portion of realized capital gains and losses from the sale of fixed income securities attributable to changes in interest rates. The interest maintenance reserve is required to be amortized against earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. These regulations affect the ability of our insurance subsidiaries to reflect investment gains and losses in current period statutory earnings and surplus.

     The amounts related to Asset Valuation Reserve and Interest Maintenance Reserve for the insurance subsidiaries at December 31, 2002 are summarized as follows (in thousands):

		Maximum
	Asset	Asset	Interest
	Valuation Reserve	Valuation Reserve	Maintenance Reserve

Standard Life	$401	$10,124	$1,326
Dixie Life	—	402	--

     The annual addition to the asset valuation reserve consists of a factor-based basic contribution plus 20% of the difference between the reserve objective and the accumulated balance. If the calculated reserve with current year additions exceeds the maximum reserve amount, the reserve is reduced to the maximum amount. For the year ended December 31, 2002, our U.S. subsidiaries each made the required contribution to the asset valuation reserve.

     Most jurisdictions require insurance companies to participate in guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments based on annual direct premiums written in that jurisdiction to pay such claims, if any. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future state premium taxes. The incurrence and amount of such assessments have increased in recent years and may increase further in future years. The likelihood and amount of all future assessments cannot be reasonably estimated and are beyond our control.

     As part of their routine regulatory oversight process, approximately once every three to five years, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Standard Life had an examination during 2001 for the five-year period ended December 31, 2000 and Dixie Life had an examination during 2001 for the three-year period ended December 31, 2000. These final examination reports were issued in 2002 with no adjustments to the statutory statements required.

     The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. In addition, legislation has been introduced from time to time in recent years, which, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. The GLB Act has left the currently existing regime of state insurance regulation largely intact; however, more comprehensive federal legislation in this area is still being actively considered by Congress.

     In addition, the pharmaceutical industry has long been subject to regulation by various federal, state and local agencies, primarily as to product manufacture, safety, efficacy, advertising and labeling. In addition, governmental bodies in the United States as well as other countries have expressed concern about costs relating to health care, and in some cases, have focused attention on the pricing of drugs and on appropriate drug utilization. Government regulation may be expanded significantly in the United States in the future. We are unable to predict the extent to which our business may be affected by future regulatory developments.

Employees

     As of January 31, 2003, we had 130 employees. We believe our future success will depend, in part, on our ability to attract and retain highly-skilled technical, marketing, support and management personnel. We believe we have excellent relations with our employees.

Item 2. Properties

     In December 2001, we signed a promissory note and mortgage due December 31, 2011, with a current outstanding principal amount of $6.8 million at December 31, 2002, used to finance our home office building consisting of 58,000 square feet and located at 10689 North Pennsylvania Street, Indianapolis, Indiana. Approximately 46,000 square feet of the building is leased to Standard Life pursuant to a lease agreement entered into on January 1, 2002.

     In June 2002, our warehouse lease was renegotiated from 16,000 to 10,000 square feet of space located at 2525 North Shadeland, Indianapolis, Indiana. The lease expires on September 30, 2004.

     Savers Marketing leases approximately 4,000 square feet in an office building located at 8064 North Point Boulevard, Winston-Salem, North Carolina, which was renegotiated in March 2002 and expires on March 31, 2005.

     U.S. Health Services leases approximately 15,000 square feet in an office building located at 6210 N. Technology Center Drive, Indianapolis, Indiana. The lease expires April 16, 2007.

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

Item 4. Submission of Matters to a Vote of Securities Holders

     At our Annual Meeting of Stockholders held on June 12, 2002, the following individuals were elected to the Board of Directors:

	Shares For	Shares Withheld

Robert A. Borns	4,971,054	1,374,727
Raymond J. Ohlson	4,571,637	1,774,144
Robert J. Salyers	4,971,172	1,374,609

     A total of 6,345,781 shares were present in person or by proxy at the Annual Meeting of Stockholders.

     Our 2002 Stock Incentive Plan was adopted in all respects, with 2,090,660 shares voting for the plan, 2,057,754 shares voting against the plan and 13,732 shares abstained.

PART II

Item 5. Market for our Common Stock and Related Stockholder Matters

     Our Common Stock trades on NASDAQ under the symbol “SMAN”. The following table sets forth, for the periods indicated, the range of the high and low sales prices of our Common Stock as reported by NASDAQ. We have never paid cash dividends on our Common Stock. At the close of business on February 28, 2003 there were approximately 3,000 holders of record of the outstanding shares of our Common Stock. Although our Common Stock is traded on NASDAQ, no assurance can be given as to the future price of or the markets for the stock.

	Common Stock

	High	Low

2002
Quarter ended March 31, 2002	$6.760	$4.200
Quarter ended June 30, 2002	9.000	4.820
Quarter ended September 30, 2002	7.700	4.370
Quarter ended December 31, 2002	4.950	2.710
2001
Quarter ended March 31, 2001	4.625	2.813
Quarter ended June 30, 2001	6.980	3.700
Quarter ended September 30, 2001	6.950	4.350
Quarter ended December 31, 2001	6.950	4.000

Item 6. Selected Historical Financial Data

     (Dollars in Thousands, Except Per Share Amounts and Shares Outstanding)

     The following historical financial data was derived from our audited Consolidated Financial Statements. This historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes.

	Year Ended December 31

	2002	2001	2000	1999	1998(a)

STATEMENT OF INCOME DATA:
Premium income	$9,173	$9,419	$9,433	$10,281	$14,384	(c)
Investment activity:
Net investment income	75,839	58,539	50,278	43,167	33,089
Call option gains (losses)	(10,089)	(5,906)	(7,603)	1,209	632
Net realized investment gains (losses)	(19,841)	(10,351)	(4,492)	78	353
Total revenues	66,431	66,770	61,800	65,768	58,055
Interest expense and financing costs	4,351	3,492	3,416	3,385	2,955
Total benefit and expenses	83,756	66,361	58,524	59,636	54,002
Income (loss) before income taxes, extraordinary loss, gain on sale of discontinued operations and cumulative effect of accounting change	(17,325)	409	3,276	6,132	4,053
Gain on sale of discontinued operations	6,872	—	—	—	—
Cumulative effect of accounting change for goodwill impairment	(1,212)	—	—	—	—
Net income (loss) from continuing operations	(9,070)	214	3,189	4,006	2,423
Net income (loss)	(1,130)	1,780	5,267	5,272	4,681
PER SHARE DATA:
Net income (loss) from continuing operations	$(1.19)	$.03	$.41	$.53	$.35
Net income (loss) from continuing operations, assuming dilution	(1.14)	.03	.41	.51	.33
Net income (loss), assuming dilution	(.14)	.23	.66	.65	.62
Book value per common share	11.17	9.30	8.34	6.85	8.64
Weighted average common shares outstanding, assuming dilution for continuing operations	7,938,554	7,765,378	7,733,917	7,813,694	7,321,960
Weighted average common shares outstanding, assuming dilution	7,938,554	7,765,378	9,183,949	9,553,731	9,363,763
Common shares outstanding	7,854,674	7,546,493	7,545,156	7,785,156	7,641,454
BALANCE SHEET DATA (at year end)
Invested assets	$1,405,807	$952,754	$742,463	$637,321	$581,119
Assets of Discontinued operations	—	430,330	548,730	339,324	205,467
Total assets	1,715,147	1,613,653	1,470,457	1,150,977	956,150
Mortgage payable	6,757	6,900	—	—	—
Notes payable	13,000	19,100	31,500	34,500	35,000
Trust preferred securities	20,700	20,700	—	—	—
Preferred stock	—	—	6,530	6,530	6,530
Shareholders’ equity	87,734	70,189	62,899	53,360	66,042
OTHER DATA:
Operating income (b)	134	7,329	7,333	5,221	4,448
Operating cash flows	18,406	7,990	935	2,853	207

Notes to Selected Historical Financial Data
(Dollars in Thousands, Except Per Share Amounts)

(a)	Comparison of consolidated financial information is significantly affected by the acquisitions of Savers Life on March 12, 1998 and Midwestern Life on October 30, 1998.

(b)	Operating income is commonly used as a meaningful measure of reporting results as a supplemental disclosure to net income. Operating income is not a generally accepted accounting principle (“GAAP”) measure of performance and may not be comparable to similarly titled measures used by other companies. Operating income represents net income before 1) extraordinary gains (losses), 2) net realized investment gains (losses) (less related income taxes (benefits) and amortization), 3) gain on the sale of discontinued operations and 4) cumulative effect of accounting change for goodwill impairment. Operating income should be reviewed in conjunction with net income and cash flow information included elsewhere in this report.

(c)	Includes Medicare supplement premiums of $6.0 million related to the Savers Life acquisition. This business was sold effective July 1, 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion highlights the principal factors affecting the results of our operations and the significant changes in our balance sheet items on a consolidated basis for the periods listed, as well as liquidity and capital resources. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, related Notes and “Selected Historical Financial Data”.

Forward-looking Statements

     All statements, trend analyses, and other information contained in this Annual Report on Form 10-K or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to sell products, the market value of our investments and the lapse rate and profitability of our policies.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Mortality, morbidity and other factors which may affect the profitability of our insurance products.

•	Changes in the federal income tax laws and regulation which may affect the relative tax advantages of some of our products.

•	Increasing competition in the sale of our products.

•	Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products.

•	The availability and terms of future acquisitions.

•	The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

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

     Rising interest rates result in a decline in the market value of assets, and also tend to result in increased policyholder surrenders as other investment options become relatively more attractive. The effect of increased surrenders is to reduce earnings over the long term. Current period earnings effect may vary depending on the level of surrender charges and deferred policy acquisition costs (“DAC”) and present value of future profits (“PVFP”) assets. In addition, increasing interest rates give rise to disintermediation risk, the risk that assets must be sold at depressed values in order to fund increased surrender payments. This risk is mitigated by properly matching assets and liabilities.

     We seek to closely match the estimated duration of our invested assets to the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. A significant mismatch of the durations of invested assets and liabilities could have an impact on our future financial results.

     Declining interest rates generally have little immediate effect on our investment earnings rates. Over time, as we invest positive cash flows at lower rates, our earned rates decline. In such an environment, we attempt to adjust credited interest rates accordingly, subject to competitive pressures. In most situations, this action allows us to maintain our margins. However, the sustained period of low interest rates may impact future interest spreads, results of operations and financial condition.

     The average expected remaining life of Standard Life’s traditional life and annuity business in force at December 31, 2002 was 7.5 years. This calculation was determined based upon our actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

     Life insurance policyholders sometimes do not pay premiums, thus causing their policies to lapse. For the years 2002, 2001 and 2000 Standard Life experienced total policy lapses, excluding surrenders, of 3.4%, 3.7% and 5.7% of total policies in force at December 31 of each year, respectively. Ongoing premiums are not required for annuity policies, so annuities do not experience policy lapses.

     Variances Between Actual and Expected Profits. Actual experience on purchased and produced insurance may vary from projections due to differences in renewal premiums collected, investment spreads, mortality costs, persistency, administrative costs and other factors. Variances from original projections, whether positive or negative, are included in net income as they occur. To the extent that these variances indicate that future experience will differ from the estimated profits reflected in the capitalization and amortization of the PVFP and DAC assets, current and future amortization rates may be adjusted.

Product Accounting

     Present Value of Future Profits. In accordance with industry practice, when we purchase a block of existing insurance business, we assign a portion of the purchase price, PVFP, as the pre-tax value of the business acquired. The asset is the discounted value of future cash flows arising from the existing block of business. The discount rate used is based upon many elements, such as yields generated on similar business, our cost of capital and the interest rate environment as of the purchase date. Discount rates used in determining our PVFP assets range from 8% to 18%.

     After purchase, amortization of the asset occurs in proportion to profits emerging from the purchased policies. The asset is amortized over the expected life of the block of business. The percentages of expected net amortization of the beginning balance of the total PVFP asset as of December 31, 2002 are expected to be between 10% and 15% in each of the years 2003 through 2007.

     Deferred Policy Acquisition Costs. Insurance policies issued after the purchase date of a company will generate significant costs that vary directly with and relate to the acquisition of the new business. Under GAAP accounting rules, these acquisition costs on new policies are to be capitalized and recorded as DAC. For universal and interest sensitive life and annuity products, the DAC asset is amortized in proportion to estimated gross profits over the life of the contract. For immediate annuities, DAC is amortized so as to produce a constant yield on the net policyholder liability. Virtually all of our DAC is a result of writing annuity products.

     Amortization of DAC related to operations was $19.0 million, $10.7 million and $8.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in current year amortization expense resulted primarily from the emergence of gross profits from business sold in recent years and the acceleration of DAC amortization due to DAC unlocking. Future expected amortization of DAC, assuming no new business after December 31, 2002 and current assumptions, is as follows (in thousands):

	2003	2004	2005	2006	2007

Gross amortization	$26,258	$24,879	$21,793	$18,584	$15,428
Interest accumulation	4,980	4,036	3,276	2,683	2,178

Net amortization	$21,278	$20,843	$18,517	$15,901	$13,250

     Accounting for Deferred Annuities and Universal and Interest-Sensitive Life Products. We primarily account for our annuity, universal and interest-sensitive life policy deposits in accordance with Statement of Financial Accounting Standards No. 97 (“SFAS No. 97”), “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments”. Under SFAS No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Thereafter, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Revenues for annuities and universal and interest-sensitive life policies, other than certain non-interest sensitive annuities, consist of policy charges for surrenders and partial withdrawals, mortality and administration, and investment income earned. These revenues do not include the annuity, universal and interest-sensitive life policy deposits. Expenses related to these products include interest credited to policyowner account balances, operating costs for policy administration, amortization of DAC and mortality costs in excess of account balances.

     Costs relating to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins. At the time of issuance, the acquisition expenses, approximately 12% of our initial annuity premium deposits are capitalized as DAC. In accordance with SFAS No. 97, DAC with interest is amortized over the lives of the policies in a constant relationship to the present value of estimated future gross profits.

     Accounting for Equity Indexed Annuities. Revenues and expenses for equity-indexed annuities are recognized in accordance with the SFAS No. 97 model, described above. Policy liabilities for equity-indexed annuities are computed in accordance with SFAS No. 133 which requires that an equity-indexed annuity liability be bifurcated into a “host contract” and a “derivative contract”. The host contract liability is a book value liability providing for the equity-indexed annuity policy’s guaranteed benefits. The derivative contract liability is a market value liability providing for the equity-linked benefits available in the policy. The derivative liability includes a liability for equity-linked benefits accruing during the current contract year, as well as liability amounts for future equity benefits which have not yet been granted.

     Accounting for Traditional Life Products. Traditional life insurance products are accounted as long-duration insurance contracts in accordance with Statement of Financial Accounting Standards No. 60 (“SFAS No. 60”), “Accounting and Reporting by Insurance Enterprises”. Under SFAS No. 60, benefit reserves are actuarially calculated using the net level reserve method. Revenues consist of policy premiums and investment income on assets supporting policy liabilities. Expenses consist of policy benefits incurred, increases in policy liabilities, and operating costs for policy administration, and amortization of DAC.

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

     Accounting for Immediate Annuities. Immediate annuities with no life contingent payments, which comprise the majority of our immediate annuities in force and the majority of new immediate annuity sales, are accounted as investment contracts in accordance with FAS No. 97. Revenues consist of investment income, and expenses consist of the imputed interest credits to policies as well as operating costs for policy administration. An initial net premium policy liability is established as initial premium less acquisition costs. The imputed credited rate is the rate, which equates this net premium to the guaranteed payments. After issue, the liability changes by the amount of imputed interest credits and benefit payments. For balance sheet purposes, this net premium liability is presented as a gross premium liability offset by a DAC asset.

     Immediate annuities with payments contingent on the survival of the annuitant are accounted as limited-payment contracts in accordance with FAS No. 60, with revenue recognition, expense recognition, and liabilities computed as described above for traditional life products.

CRITICAL ACCOUNTING POLICIES

     The accounting polices described below require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets and liabilities. Management has made estimates in the past that we believed to be appropriate but were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. Accordingly, we consider them to be critical in preparing our consolidated financial statements. A more detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements.

     Investments

     The carrying value of our investment portfolio was $1.4 billion at December 31, 2002. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

     We amortize premiums and discounts as yield adjustments over the contractual lives of fixed maturity securities. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

     When we sell a security, we report the difference between the sales proceeds and amortized cost (determined based on specific identification) as an investment gain or loss.

     We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. Our evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, we generally consider a decline to be an other-than-temporary impairment if the quoted market price is less than its accounting basis for three quarters, absent evidence to the contrary. We also consider additional factors to determine whether the declines in fair value are other-than-temporary, such as downgrades of the security by a rating agency, deterioration in the financial condition of the issuer, and other publicly available issuer-specific news or general market conditions. For investments in companies with no quoted market price, we consider similar qualitative and quantitative factors and also take into account the cost of the investment, the type of investment, subsequent purchases of the same or similar investments, the current financial position and operating results of the company invested in, and such other factors as may be relevant. Declines in fair values of securities deemed to be other-than-temporary are recognized as a reduction of net income.

     Determining what constitutes an other-than-temporary decline involves significant judgment. Declines in fair value below cost not considered other-than-temporary in the current period could be considered other-than-temporary in a future period and reduce earnings to the extent of the write-down.

     Estimated fair values for our investments are determined based on estimates from nationally recognized pricing services, broker-dealer market makers, and internally developed methods. Our internally developed methods require us to make judgments about the security’s credit quality, liquidity and market spread.

     Equity indexed call options are derivative instruments linked to the major stock indices (S&P 500 Index and DJIA) which are used to hedge the equity benefits of our equity indexed annuity products. We purchase call options whose payoff characteristics mirror the equity benefits of our products. These securities are carried at fair value and the change in fair value is included in net investment income.

     DAC and PVFP

     The combined balance of our DAC and PVFP was $168.9 million. The recovery of these costs is dependent on the future profitability of the related business at December 31, 2002.

     Each year, we evaluate the recoverability of the unamortized balance of the DAC and PVFP. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense.

     The assumptions we use to amortize and evaluate the recoverability of the DAC and PVFP involve significant judgment. A significant revision to these assumptions will impact future financial results.

     Goodwill

     The balance of our goodwill was $6.4 million at December 31, 2002. The recovery of this asset is dependent on the fair value of the business to which it relates. Prior to January 1, 2002, these assets were generally amortized over a 20-40 year period. Effective in 2002, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”), goodwill is no longer amortized but is subject to annual impairment tests based on the estimated fair value of the business units that comprise our domestic segment. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these businesses. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. A charge of $1.2 million resulting from the impairment of goodwill from the adoption of SFAS No. 142 was recorded in 2002.

     Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax basis of assets and liabilities and capital loss carryforwards. We have gross deferred income tax assets of $48.4 million at December 31, 2002. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and capital gains before our capital loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.

     No valuation allowance has been provided on our deferred income tax assets at December 31, 2002, as we believe it is more likely than not that all such assets will be realized. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets.

     Liabilities for Insurance Products

     The total balance of our liabilities for insurance products was $1.57 billion at December 31, 2002. These liabilities are often payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between pricing assumptions and actual experience will impact future financial results.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. These assumptions are generally best estimates, with moderate provision for adverse deviation. Many factors can affect the adequacy of these reserves and liabilities, such as economic and social conditions, inflation, changes in doctrines of legal liability and extra contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, negatively affecting our operating results.

     Liabilities for Loss Contingencies Related to Legal Proceedings

     We are involved in various legal proceedings in the normal course of business. The ultimate outcome of these legal proceedings cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to legal proceedings. The ultimate outcome of these lawsuits are not expected to have a material adverse effect on our consolidated results of operations and financial position based on our current understanding of the relevant facts and laws.

Results of operations by segment for the three years ended December 31, 2002:

The following tables and narratives summarize the results of our operations by business segment:

	2002	2001	2000

	(Dollars in thousands)
Operating income (loss) before income taxes (Continuing operations)	$(7,351)	$6,955	$5,440

Operating income before income taxes (Discontinued operations)	1,618	2,164	3,128

Consolidated operating income (loss) before income taxes	(5,733)	9,119	8,568
Income taxes (benefits) related to operating income (loss)	(5,867)	1,790	1,235

Consolidated operating income after taxes	134	7,329	7,333

Consolidated realized investment losses before income tax benefits	(9,974)	(7,329)	(2,164)

Income tax benefits related to realized investment losses	(3,050)	(1,780)	(457)

Consolidated realized investment losses after tax benefits	(6,924)	(5,549)	(1,707)
Income (loss) before extraordinary loss, gain on sale of discontinued operations and cumulative effect of accounting change	(6,790)	1,780	5,626

Extraordinary loss, net of $185 tax benefit	—	—	(359)
Gain on sale of discontinued operations	6,872	—
Cumulative effect of accounting change for goodwill impairment	(1,212)	—	—

Net income (loss)	$(1,130)	$1,780	$5,267

Consolidated Results and Analysis

     Our 2002 net loss was $1.1 million, or $.14 per diluted share. The results for 2002 were impacted by 1) accelerated amortization of deferred acquisition costs on fixed annuity products of $5.1 million, 2) a reserve strengthening adjustment of $1.5 million, 3) write-off and legal costs related to the recovery of agency receivable balances of $.9 million, 4) operating expenses related to the development of our new U.S. Health Services Corporation subsidiary of $1.1 million, and 5) an increase in net realized investment losses, less related amortization and taxes, attributable to write-downs on the value of collateralized debt obligations due to increased default rates and weaknesses in the energy and telecommunications sectors of $6.9 million. The above decreases in net income were partially offset by a $2.6 million tax benefit over the prior year.

     Also occurring in 2002, a gain on discontinued operations of $6.9 million related to the sale of our International Operations was recorded. In addition, a charge of $1.2 million resulting from the impairment of goodwill from the adoption of SFAS No. 142 was recorded. No extraordinary losses occurred in 2002.

     Our 2001 net income was $1.8 million, or $.23 per diluted share, down 65% per share over the comparable 2000 period. The results for 2001 were impacted by 1) an increase in the Company’s effective tax rate resulting in $.6 million; 2) an increase in net realized investment losses, less related amortization and taxes, attributable to the sale of Enron bonds and write-downs on the value of collateralized debt obligations due to increased default rates from the economic slow down of $3.8 million; 3) litigation settlement costs of $.3 million, and 4) reduced spread on interest sensitive products of $.4 million. These above decreases in net income were somewhat offset by paid life insurance claims, less related reserves, of $.9 million. No extraordinary losses occurred in 2001.

Domestic operations (Continuing operations):

	2002	2001	2000

	(Dollars in thousands)
Premiums and deposits collected:
Traditional life	$9,173	$9,419	$9,433

Deferred annuities	320,659	178,238	94,699
Equity-indexed annuities	126,009	67,159	73,122
Single premium immediate annuities and other deposits	151,513	76,435	27,802
Universal and interest-sensitive life	601	641	866

Subtotal – interest-sensitive and other financial products	598,782	322,473	196,489

Total premiums and deposits collected	$607,955	$331,892	$205,922

Statement of Operations:
Premium income	$9,173	$9,419	$9,433

Policy income	8,084	7,721	8,204

Total policy related income	17,257	17,140	17,637

Net investment income	75,839	58,539	50,278
Call option losses	(10,089)	(5,906)	(7,603)
Fee and other income	3,265	7,348	5,980

Total revenues	86,272	77,121	66,292

Benefits and claims	9,938	12,975	13,795
Interest credited to interest sensitive annuities and other financial products	42,650	30,227	21,335
Amortization	20,489	8,932	9,703
Commission expenses	1,206	3,871	1,918
Operating expenses	14,989	10,669	10,685
Interest expense and financing costs	4,351	3,492	3,416

Total benefits and expenses	93,623	70,166	60,852

Operating income (loss) before income taxes	(7,351)	6,955	5,440
Net realized investment losses, net of related amortization	(9,974)	(6,546)	(2,164)

Income (loss) before income taxes	$(17,325)	$409	$3,276

Supplemental Information:
Number of annuity contracts in force	38,194	28,482	24,216

Interest-sensitive annuity and other financial products reserves, net of reinsurance ceded	$1,422,628	$926,539	$695,475

Number of life policies in force	50,791	53,005	55,533

Life insurance in force, net of reinsurance ceded	$618,430	$744,569	$1,042,566

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

•	Premium deposits for 2002 increased $276.3 million or 86%, to $598.8 million. Deferred annuities increased $142.4 million or 80%, to $320.6 million. Equity indexed annuities increased $58.8 million or 88%, to $126.0 million. Single premium immediate annuities and other deposits increased $75.1 million or 98%, to $151.5 million.

•	Premium deposits for 2001 increased $126.0 million or 64%, to $322.5 million. Deferred annuities increased $83.5 million or 88%, to $178.2 million. Equity indexed annuities decreased $6.0 million or 8%, to $67.2 million. Single premium immediate annuities and other deposits increased $48.6 million or 175%, to $76.4 million.

The increase for 2002 relates to 1) an expanded geographical presence, 2) favorable agent retention, 3) enhanced presence in the single premium immediate annuity market, and 4) the development of an interactive agent website.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

•	Premium income for 2002 decreased $.2 million or 3%, to $9.2 million.

•	Premium income for 2001 remained constant at $9.4 million. Effective August 2001, we suspended the active marketing of life products indefinitely, however we continue to manage our in force life business.

Policy income represents 1) mortality income and administrative fees earned on universal life products, and 2) surrender income earned as a result of terminated universal life and annuity policies.

•	During 2002, policy income increased $.4 million or 5%, to $8.1 million.

•	During 2001, policy income decreased $.5 million or 6%, to $7.7 million, which includes a $.3 million decline in surrender income. Generally, during a declining interest rate environment, policyholders are less likely to terminate existing annuity policies, therefore, resulting in less surrender income.

Net investment income includes interest earned on invested assets and fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

•	During 2002, net investment income increased $17.3 million or 30% to $75.9 million. Average cash and invested assets, at book value, increased by $347.2 million or 39% due to the growth in insurance liabilities from annuity sales in recent periods.

•	During 2001, net investment income increased $8.3 million or 16% to $58.5 million. Average cash and invested assets, at book value, increased by $145.0 million or 20% due to the growth in insurance liabilities from annuity sales in recent periods.

•	The net investment yield earned on our average invested assets was 6.53%, 7.14% and 7.26% for the years ended 2002, 2001 and 2000, respectively. Investment yields fluctuate from period to period and include changes in the general interest rate environment.

Net investment income for 2002 was unfavorably impacted by defaulted bonds and lower earned rates on current year investment purchases.

Call option losses relate to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

•	During 2002, call option losses increased by $4.2 million or 71%, to $10.1 million.

•	During 2001, call option losses decreased by $1.7 million or 22%, to $5.9 million.

Call option losses for the 2002 and 2001 periods were due to the impact from changes in the market value of our call options as a result of changes in the S&P 500 Index and the purchase of additional options to support increased equity-indexed liabilities.

See also “Interest credited to interest sensitive annuities and other financial products” for information regarding the impact of our equity-indexed products.

Fee and other income consist of fee income related to servicing unaffiliated blocks of business and commission income.

•	During 2002, fee and other income decreased by $4.1 million or 56% to $3.3 million. This decrease results from the termination of a marketing and administration contract in 2002.

•	During 2001, fee and other income increased by $1.4 million or 23% to $7.3 million. This increase includes commission income from Savers Marketing of $6.2 million, an increase of $1.5 million compared to the 2000 period.

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

•	Benefits and claims in 2002 decreased by $3.1 million or 24%, to $9.9 million. This decrease includes the impact from single premium immediate annuity reserves of approximately $1.7 million, which is offset by a comparable increase in interest credited. In addition, we experienced favorable mortality of $.5 million compared to the 2001 period.

•	Benefits and claims in 2001 decreased by $.8 million or 6%, to $13.0 million, as a result of favorable mortality of $.9 million compared to the 2000 period.

Interest credited to interest sensitive annuities and other financial products represents interest credited to insurance liabilities of deferred annuities, equity-indexed annuities, single premium immediate annuities and other financial products. This expense fluctuates with changes in 1) the average interest-sensitive insurance liabilities, 2) the average credited rate on those liabilities, and 3) the market value fluctuations of call options.

•	In 2002, interest credited increased $12.4 million or 41%, to $42.6 million due to increased average interest sensitive liabilities of $384.0 million or 48% compared to the 2001 period, partially offset by a reduction in credited rates. In addition, interest credited decreased $1.8 million as a result of market value changes of call options supporting our equity-indexed products. Reserve strengthening actions increased credited interest by $2.4 million. Also included is an increase of $1.7 million from single premium immediate annuities offset by a comparable decrease in benefit and claims.

•	In 2001, interest credited increased $8.9 million or 42%, to $30.2 million due to increased average interest sensitive liabilities of $159.2 million or 25% compared to the 2000 period. In addition, interest credited increased $3.7 million as a result of market value changes of call options supporting our equity-indexed products.

•	Our weighted average credited rate was 4.23%, 4.30% and 4.90% for the years ended 2002, 2001 and 2000, respectively.

     The decrease in our weighted average crediting rate for 2002 is primarily due to credited rate reductions on in force business as well as lower credited rates on new sales in the current environment.

Amortization includes 1) amortization related to the present value of polices purchased from acquired insurance business, 2) amortization of deferred policy acquisition costs related to capitalized costs of insurance business sold, and 3) amortization of goodwill for the 2001 period.

•	Amortization in 2002 increased by $11.6 million or 129%, to $20.5 million. This increase relates primarily to a $7.8 million acceleration of DAC amortization due to DAC unlocking and the emergence of gross profits from business sold in recent years.

Acquisition costs for deferred annuity contracts and equity indexed annuity contracts are required to be amortized over the lives of the contracts in relation to the incidence of estimated gross profits. Estimated gross profits on fixed and equity indexed annuity contracts include investment spread, surrender income, expense margins, and realized investment gains and losses. Gross profit estimates are evaluated regularly, with historical gross profit estimates adjusted to actual results and projected gross profit estimates updated to reflect current expectations. DAC amortization is adjusted both retrospectively and prospectively (unlocked) in accordance with the revised profit stream, and retrospective adjustments are reported in the current reporting period. DAC unlocking in the current period created a charge to earnings of $7.8 million.

•	Amortization in 2001 decreased by $.7 million or 8%, to $8.9 million. This decline relates to 1) lower amortization of $.7 million from our purchased insurance business, 2) $.4 million from lower surrenders and 3) $.4 million as a result of adopting FASB 133. These decreases were offset by $.7 million of additional amortization related to annuity sales in recent periods.

Commission expenses represent commission expenses, net of deferrable amounts.

•	During 2002, commission expenses decreased $2.7 million to $1.2 million primarily due to the termination of a marketing and administration contract in 2002.

During 2001, commission expenses increased $2.0 million to $3.9 million primarily due to $1.1 million of additional commissions paid by Savers Marketing due to increased sales.

Operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

•	In 2002, operating expenses increased $4.3 million or 40%, to $15.0 million. This increase is primarily due to $1.7 million related to the development of our new U.S. Health Services subsidiary, $1.3 million related to write off and legal costs related to the recovery of agency receivable balances, and $.5 million of severance costs.

•	In 2001, operating expenses remained flat at $10.7 million.

Interest expense and financing costs represent interest expense incurred and the amortization of related debt issuance costs.

•	In 2002, interest expense and financing costs increased by $.9 million or 25%, to $4.4 million. Average borrowings for the period increased $4.4 million and included the impact from our Trust Preferred Offering and our mortgage payable.

•	In 2001, interest expense and financing costs increased by $.1 million or 2%, to $3.5 million. Average borrowings for the period increased $1.5 million primarily due to the Trust Preferred Offering completed in August 2001.

The weighted average interest rate for the 2002 and 2001 periods was 9.65% and 9.72%, respectively.

Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains (losses) may affect the timing of the amortization of DAC and the amortization of the PVFP.

•	Net realized investment losses for 2002, net of DAC amortization of $9.9 million, were $10.0 million. The majority of the loss was attributable to the write-downs on the value of collateralized debt obligations due to increased default rates and securities in the energy and telecommunications sectors.

•	Net realized investment losses for 2001, net of DAC amortization of $3.8 million, were $6.5 million. The majority of the loss was attributable to the sale of Enron bonds and write-downs on the value of collateralized debt obligations due to increased default rates. In addition, losses for the 2001 period included the write-off of an investment in an internet based business.

We maintain a high quality investment portfolio with 97% and 95% of our fixed maturity securities classified as investment grade securities as of December 31, 2002 and 2001, respectively.

International operations (Discontinued operations):

	2002	2001	2000

	(Dollars in thousands)
Premiums and deposits collected:
Traditional life	$18	$57	$41
Separate account deposits	32,384	74,364	170,514

Total premiums and deposits collected	$32,402	$74,421	$170,555

Statement of Operations:
Premium income	$18	$57	$41
Net investment income	103	461	498
Separate account fees	3,569	8,851	7,728

Total revenues	3,690	9,369	8,267

Benefits and claims	(186)	(254)	35
Amortization	272	4,158	2,061
Commission expenses	97	184	12
Operating expenses	1,889	3,117	3,031

Total benefits and expenses	2,072	7,205	5,139

Operating income before income taxes	1,618	2,164	3,128
Net realized investment losses	—	(783)	—

Operating income before gain on sale of discontinued operations	1,618	1,381	3,128
Gain on sale of discontinued operations	6,872	—	—

Income before income taxes	$8,490	$1,381	$3,128

Supplemental Information:
Separate account contracts (1)	0	7,052	4,989

Separate account liabilities (1)	$0	$401,097	$520,439

(1)	Primarily unit-linked assurance products. The sale of the International Operations occurred in 2002 and as a result, there are no separate account contracts or separate account liabilities at December 31, 2002.

General: Our International Operations (Discontinued operations) include revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily depends on the amount of our separate account assets under management, the management fee charged on those assets and management of our operating expenses.

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

•	During 2002, net deposits decreased $42.0 million or 56%, to $32.4 million. The decrease in deposits is primarily due to the volatile global equity environment and the sale of the International operations in the second and third quarter of 2002.

•	During 2001, net deposits decreased $96.2 million or 56%, to $74.4 million. The decrease in deposits is primarily due to the volatile global equity environment, which has caused a shift in sales to fixed-income based investments.

Net investment income represents income earned on our corporate assets such as cash, short-term investments and fixed maturity securities. Standard Management International is required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

•	Net investment income was $.1 million in 2002 and $.5 million in 2001, respectively. Corporate assets averaged $5.3 million for 2002 and $12.1 million for 2001, respectively.

•	The net investment yields earned on average invested assets were 2.58%, 3.80% and 4.31% for the years ended 2002, 2001 and 2000, respectively.

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

•	During 2002, fees from separate accounts decreased $5.3 million or 60%, to $3.6 million. The decrease is primarily due to the sale of the International operations in the second and third quarter of 2002.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business and foreign exchange translation.

•	Amortization decreased $3.9 million in 2002 to $.3 million as a result of the decline in fees from separate accounts, and is offset by a corresponding decrease in deferred revenue amortization. The sale of the international operations in the second and third quarter of 2002 contributed to the decrease in amortization.

Commission expenses represent commission expenses, net of deferrable amounts.

•	Commission expenses were $.1 million and $.2 million for the years ended December 31, 2002 and 2001. Due to the nature of our business, most incurred commissions are deferred.

Operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

•	Operating expenses decreased $1.2 million or 40% in 2002, to $1.9 million primarily as a result of the sale of International Operations in the second and third quarter of 2002.

Net realized investment losses generally arise when securities are sold in response to changes in the investment environment.

•	There were no net realized investment losses for 2002. Net realized investment losses, for 2001 were $.8 million due to the sale of a security reflecting changes in market conditions.

Gain on sale of discontinued operations, net of related costs results from the sale of our International Operations in 2002.

•	We sold our International Operations which consisted of 100% of the shares in Premier Life (Luxembourg) and the portfolio of Premier Life (Bermuda) to Winterthur Life, a division of Credit Suisse Group, resulting in a gain on the sale of discontinued operations of $6.9 million.

Foreign currency translation comparisons between 2002, 2001 and 2000 were impacted by the strengthening and weakening of the U.S. dollar relative to foreign currencies, primarily the Luxembourg Franc and the Euro. The impact of these translations has been quantified on fees from separate accounts and amortization.

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

Potential Cash Available for 2003

     We anticipate that available cash from our existing working capital, surplus debenture interest, dividends, management fees, rental income and tax sharing payments will be more than adequate to meet our anticipated parent company cash requirements for 2003. The following describes our potential sources of cash in 2003.

     Surplus Debenture Interest. We loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements (“surplus debentures”) which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. We currently anticipate these quarterly approvals will be granted. Assuming the approvals are granted and the December 31, 2002 interest rate of 6.25% continues, we expect to receive interest income of $1.8 million from the surplus debentures in 2003.

     Dividends paid from Standard Life are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2002, there were no dividends received from our subsidiaries. In 2001, we received dividends of $1.6 million and $.5 million from Standard Life and Savers Marketing, respectively. In 2003, we could receive dividends of approximately $5.6 million from Standard Life, without regulatory approval; however, the payment of dividends will require approval from SCOR Life U.S. Insurance Company, a reinsurer of Standard Life.

     Management Fees. Pursuant to a management services agreement, Standard Life paid $3.0 million during 2002 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $1.1 million in 2002, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2003, we expect to receive management fees of $3.6 million from Standard Life.

     Equipment Rental Fees. In 2002, we received $1.1 million from Standard Life for the use of our equipment and we expect to receive the same amount in 2003.

     Lease Income. Effective January 1, 2002, we entered into a lease agreement with Standard Life whereby Standard Life will lease approximately 46,000 square feet of our office space located at 10689 North Pennsylvania Street. During 2002, we received approximately $.8 million in lease income from Standard Life and we expect to receive the same amount in 2003.

     Tax Sharing Payments. Effective January 1, 2000 we entered into a tax sharing agreement with Savers Marketing and Standard Management International that allocates the consolidated federal income tax liability. In 2002, Savers Marketing paid $.1 million and Standard Management paid $.6 million in accordance with this agreement. In 2001, Savers

Marketing paid $.4 million and Standard Management International recovered $.1 million in accordance with this agreement. Standard Management International terminated its participation in this agreement with the sale of our International Operations.

Estimated Cash Required in 2003

     The following are the characteristics of our mortgage payable, promissory note, notes payable and trust preferred securities, including estimated required payments in 2003.

     Mortgage Payable:

     The following are characteristics of our mortgage payable agreement at December 31, 2002:

•	outstanding balance of $6.8 million;

•	interest rate of 7.375% per annum;

•	principal and interest payments: $56 thousand per month through December, 2011;

•	interest payments required in 2003 based on current balances will be $.5 million;

•	note may be prepaid on or before January, 2005 at 105% and declining to 101% after December, 2008.

     Notes Payable:

     The following are characteristics of our promissory note at December 31, 2002:

•	outstanding balance of $.5 million;

•	interest rate of 6.0% per annum;

•	principal and interest payments: $30 thousand interest per year in 2003 and 2004; principal payments thereafter beginning in 2005 through 2007;

•	interest payments required in 2003 based on current balances will be $30 thousand.

     The following are characteristics of our amended credit agreement at December 31, 2002:

•	outstanding balance of $1.5 million;

•	weighted average interest rate of 4.91%;

•	principal payments: $.6 million paid in March 2002, $3.75 million paid in September 2002, $2.0 million paid in October 2002 and $.25 million paid in December 2002. The remaining principal payment of $1.5 million is due in August 2003.

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2003 based on current balances will be $18 thousand.

     The following are characteristics of our subordinated debt agreement at December 31, 2002:

•	outstanding balance of $11.0 million;

•	interest rate is greater of 1) 10% per annum or 2) six month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%;

•	due October 2007;

•	interest payments required in 2003 based on current balances will be $1.1 million.

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

     The following are characteristics of our trust preferred securities at December 31, 2002:

•	outstanding balance of $20.7 million;

•	annual distribution rate of 10.25%; distributions may be deferred up to 20 consecutive quarters;

•	matures August 9, 2031;

•	may be redeemed on or after August 9, 2006 at $10 per security plus accumulated and unpaid distributions;

•	distributions required in 2003 based on current balances will be $2.1 million;

•	distributions are classified as interest expense.

     General: On a consolidated basis we reported net cash provided by operations of $18.4 million and $8.0 million for 2002 and 2001, respectively. Although deposits received on our interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, these funds are available. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $469.0 million and $222.0 million for 2002 and 2001, respectively. Cash generated on a consolidated basis is available only to the extent that it is generated at the holding company level or is available through interest, dividends, management fees or other payments from our subsidiaries.

     At February 1, 2003, we had “parent company only” cash and short-term investments of $2.0 million. These funds are available for general corporate purposes. Our “parent company only” operating expenses (not including interest expense) were $5.5 million and $4.3 million for 2002 and 2001, respectively.

Liquidity of Insurance Operations

     U.S. Insurance Operations. The principal liquidity requirements of Standard Life are its 1) contractual obligations to policyholders, 2) surplus debenture interest, dividends, management fees and rental fees to Standard Management and 3) operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of annuity products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life’s A.M. Best rating and events in the industry that affect policyholders’ confidence. In August 2002, Standard Life received a rating from A.M. Best of (“B+”), or “very good” category, a one-category reduction from its previous rating of (“B++”) (Very Good). A.M. Best cited “rapid growth in the annuity business, modest risk-adjusted capitalization and high exposure to below investment grade bonds as a percentage of capital and surplus,” as the primary reasons for the rating change.

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

     Statutory surplus is computed according to rules prescribed by the NAIC as modified by the Indiana Department of Insurance, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. Our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions with funds generated through our debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2003. As of December 31, 2002, Standard Life had statutory capital and surplus for regulatory purposes of $58.9 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $343.2 million and $159.2 million for 2002 and 2001, respectively. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

Factors That May Affect Future Results

We are subject to a number of factors affecting our business, including intense competition in the industry and the ability to attract and retain agents and employees. If we are unable to respond appropriately to any of these factors, business and financial results could suffer.

     Our operating results are affected by many factors, including competition, lapse rates, interest rates, maintenance of insurance ratings, governmental regulation and general business conditions, many of which are outside our control.

     We operate in a highly competitive environment and are in direct competition with a large number of insurance companies, many of which offer a greater number of products through a greater number of agents and have greater resources. In addition, we may be subject, from time to time, to new competition resulting from additional insurance carriers introducing products similar to those offered by us. Moreover, as a result of recent federal legislation, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied, and we expect to encounter increased competition from these providers of financial services. This competitive environment could result in lower premiums, loss of sales and reduced profitability.

     Our management believes that the ability to compete is dependent upon, among other things, the ability to retain and attract independent general agents to market products and the ability to develop competitive products that also are profitable. Although management believes that good relationships with our independent general agents exist, competition for those agents among insurance companies is intense. Our independent general agents typically represent other insurance companies and may sell products that compete with our products. Sales of our annuity products and, therefore, our results of operations and financial condition may be adversely affected if we are unsuccessful in attracting and retaining independent agents and marketing organizations. See “Business of Standard Management–Competition.”

     Our success also depends upon the continued contributions of key officers and employees. Should one or more of these individuals leave or otherwise become unavailable for any reason, business and results of operations could be materially adversely affected. See “Business of Standard Management-Employees.”

Financial results could suffer if our A.M. Best ratings are downgraded.

     Insurers compete with other insurance companies, financial intermediaries and other institutions on the basis of a number of factors, including the ratings assigned by A.M. Best. A.M. Best assigns ratings labeled (“A++”) through (“F”) (“Superior,” “Excellent,” “Very Good,” “Fair,” “Marginal,” “Weak,” “Poor,” “Under Regulatory Supervision,” and “In Liquidation”). Standard Life and Dixie Life have a rating of (“B+”) (Very Good) and (“B”) (Fair), respectively, by A.M. Best. A.M. Best’s ratings represent their opinion based on a comprehensive quantitative and qualitative review of our financial strength, operating performance and market profile. A rating of (“B+”) is assigned by A.M. Best to companies that, in their opinion, have achieved very good overall performance when compared to the standards established by A.M. Best, and have a good ability to meet their obligations to policyholders over a long period of time. A rating of (“B”) is assigned by A.M. Best to companies that, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity as well as the company’s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves, and the experience and competence of its management. A.M. Best reviews its ratings of insurance companies from time to time. If the A.M. Best ratings were downgraded, sales of annuity products could be significantly impacted and the financial condition and results of operations could be materially adversely affected. See “Business of Standard Management-Competition.”

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

     The NAIC, and state insurance regulators continually reexamine existing laws and regulations and their application to insurance companies. Changes in the NAIC or state regulations, including, for example, changes in the risk-based capital requirements, which are determined by the NAIC and state regulators, could affect the ability of our subsidiaries to pay dividends to us which could affect our ability to make payments to you.

     In addition, the federal government has become increasingly involved with insurance regulation in recent years, including the passage of the Gramm-Leach-Bliley Act, and more comprehensive federal legislation in this area is still being considered by Congress. Federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, affect us specifically and the insurance business in general. New state or federal laws or regulations, as well as a more strict interpretation of existing laws or regulations, may adversely affect our current claims exposure, adversely affect the profitability of our current and future products, and materially affect our future operations by increasing the costs of regulatory compliance. We cannot predict the impact of future state or federal laws or regulations on our business. See “Business of Standard Management – Regulatory Factors.”

Interest rate fluctuations could negatively affect spread income.

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

     Our invested assets, approximately $1.4 billion, represented approximately 82% of our total assets at December 31, 2002. These investments are subject to customary risks of credit defaults and changes in market values. In addition, the value of our investment portfolio depends in part on the financial condition of the companies in which we have made investments. Factors beyond our control, including interest rate levels, financial market performance, and general economic conditions may have a significant negative impact on our investment income and the value of our investment assets, which would have a material adverse affect on our financial condition.

Our substantial reliance on reinsurers could cause our financial results to suffer.

     We are able to assume insurance risks beyond the level which our capital and surplus would support by transferring substantial portions of risks to other, larger insurers through reinsurance contracts. Approximately 70% of our life insurance in force and 6% of our annuity policy liabilities have risks that we have reinsured through reinsurance contracts. However, these reinsurance arrangements leave us exposed to credit risk, which exists because reinsurance does not fully relieve us of our liability to our policyholders for the portion of the risks ceded to reinsurers. This liability may exceed our established reserves, which would have a significant negative affect on our net income. In addition, reinsurance may not continue to be available to us at commercially reasonable rates. If reinsurance is not available to us in the future, the amounts we reserve as liabilities for payment of claims would significantly increase and the amount and value of policies we sell would significantly decrease, which would have a material adverse effect on our business and operating results.

Our policy claims fluctuate from year to year, and future benefit payments may exceed our established reserves, which would cause our earnings to suffer.

     Our earnings are significantly dependent upon the extent to which the actual claims received by our subsidiaries is consistent with the actuarial assumptions we use in establishing reserves for the payment of benefit claims. To the extent that the actual claims experience of our subsidiaries exceeds our established reserves, our operating income would be negatively affected, resulting in an adverse effect on our earnings.

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

     As of December 31, 2002, approximately 84% or $1.1 billion of annuity contracts in force (measured by statutory reserves) were surrenderable. Approximately 8% of those contracts or approximately $109 million of annuity contracts in force (measured by statutory reserves) are surrenderable without charge. Changes in prevailing interest rates, ratings or other factors which result in or lead to significant levels of surrenders of existing annuity contracts could have a material adverse effect on our financial condition and results of operations. Surrenders result in a reduction of invested assets that earn investment income and a reduction of policyholder account balances that credit interest.

Our financial results could be materially adversely affected if our assumptions regarding the value of intangible assets prove to be incorrect.

     Included in our financial statements are certain assets that are primarily valued, for financial statement purposes, on the basis of management’s assumptions. These assets include items such as:

•	deferred policy acquisition costs;

•	present value of future profits;

•	goodwill; and

•	organization and deferred debt issuance costs.

     The assumptions are based upon, among others, interest rate spread and rates of mortality, surrender and lapse. If, for instance, future mortality rates were higher than expected, projected margins would be lower and deferred policy acquisition cost amortization would increase. The value of these assets reflected in our December 31, 2002 balance sheet totaled $175 million, or 10% of our assets. Although we have established procedures to periodically review the assumptions used to value these assets and determine the need to make adjustments, if our assumptions are incorrect and adjustments need to be made, our financial results could be materially adversely affected.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     We seek to invest available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency. Approximately 77% of the total insurance liabilities at December 31, 2002 had surrender penalties or other restrictions and approximately 16% are not subject to surrender.

     We also seek to maximize the total return on our investments through active investment management. Accordingly, we have determined that the entire portfolio of fixed maturity securities is available to be sold in response to:

•	changes in market interest rates;

•	changes in relative values of individual securities and asset sectors;

•	changes in prepayment risks;

•	changes in credit quality outlook for certain securities;

•	liquidity needs; and

•	other factors.

     Profitability of many of our products is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2002, the average yield, computed on the cost basis of the investment portfolio, was 6.53%, and the average interest rate credited or accruing to total insurance liabilities was 4.23%, excluding guaranteed interest bonuses for the first year of the annuity contract.

     Computer models were used to perform simulations of the cash flows generated from our existing business under various interest rate scenarios. These simulations measured the potential gain or loss in fair value of interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of assets to the duration of liabilities. When the estimated duration of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2002, the option adjusted duration of fixed maturity securities and short-term investments were approximately 3.9, and the option adjusted duration of insurance liabilities was approximately 3.9. The “option adjusted duration” compares the change in the value of an asset or liability with a change in interest rates. This means that if interest rates in general increased 1%, the value of our asset portfolio would decrease by approximately 3.9%.

     If interest rates were to increase by 10% from their December 31, 2002 levels, our fixed maturity securities and short-term investments (net of the corresponding changes in the values of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $21.4 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

     The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a)(1) and included in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

     The Registrant will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2003 Annual Meeting of Shareholders, (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statements that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

Item 10. Directors and Executive Officers of the Registrant

     The information concerning our directors and executive officers required by this item is incorporated by reference to our Proxy Statement.

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

Item 14. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Report on Form 10-K (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3) List of Exhibits:

Exhibit
Number	Description of Document

2.1	Purchase Agreement by and between Standard Management and Winterthur Life, dated May 28, 2002 (incorporated by reference to Standard Management’s Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 2002).
2.2	Fleet Consent of Purchase Agreement between Standard Management and Winterthur Life, dated May 20, 2002 (incorporated by reference to Standard Management’s Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 2002).
2.3	Zurich Consent of Purchase Agreement between Standard Management and Winterthur Life, dated May 8, 2002 (incorporated by reference to Standard Management’s Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 2002).
2.4	Amendment to Purchase Agreement by and between Standard Management and Winterthur Life, dated August 9, 2002 (incorporated by reference to Standard Management’s Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 2002).
3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).
3.2	Amended and Restated Bylaws as amended (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to Exhibit 3 of Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1994).
4.1	Certificate of Trust of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))
4.2	Trust Agreement of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))
4.3	Form of Amended and Restated Trust Agreement of SMAN Capital Trust I among Standard Management, Bankers Trust Company and Bankers Trust (Delaware) (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))
4.4	Form of Preferred Securities Certificates (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))

Exhibit
Number	Description of Document

4.5	Form of Junior Subordinated Indenture between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))
4.6	Form of Junior Subordinated Debenture (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))
4.7	Form of Preferred Securities Guarantee Agreement between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))
4.8	Form of Senior Note Agreement Warrant (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370)).
4.9	Amended and Restated Registration Rights Agreement dated as of April 15, 1997 by and between Standard Management and Fleet National Bank (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).
4.10	Form of Fleet National Bank Warrant (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).
4.11	Form of President’s Club Warrant (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).
10.1*	Third Amended and Restated Employment Contract by and between Standard Management and Ronald D. Hunter, dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).
10.2*	Third Amended and Restated Employment Contract by and between Standard Management and Edward T. Stahl, dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).
10.3*	Third Amended and Restated Employment contract by and between Standard Management and Raymond J. Ohlson, dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).
10.4*	Second Amended and Restated Employment Contract by and between Standard Management and Stephen M. Coons dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).
10.5*	Indemnification Agreement between Standard Management and Stephen M. Coons and Coons & Saint, dated August 1, 1991 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

Exhibit
Number	Description of Document

10.6*	Standard Management Amended and Restated 1992 Stock Option Plan (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447) as filed with the Commission on September 11, 1997.
10.7	Lease by and between Standard Life and Standard Management, dated December 28, 2001.
10.8	Management Service Agreement between Standard Life and Standard Management dated August 1, 1992, as amended on January 1, 1997 and as further amended on January 1, 1999 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).
10.9	Agreement for Assumption Reinsurance between the National Organization Of Life and Health Insurance Guaranty Associations and Standard Life, concerning, The Midwest Life Insurance Company In Liquidation effective June 1, 1992 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).
10.10	Reinsurance Agreement between Standard Life and Swiss Re Life and Health effective May 1, 1975 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).
10.11	Reinsurance Agreement between Firstmark Standard Life Insurance Company and Swiss Re Life and Health effective February 1, 1984 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).
10.12	Reinsurance Contract between First International and Standard Life dated July 10, 1992 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).
10.13	Amended Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company effective January 1, 1995 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).
10.14	Management Service Agreement between Premier Life (Luxembourg) and Standard Management dated September 30, 1994 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1994).
10.15	Assignment of Management Contract dated October 2, 1995 of Management Contract dated January 1, 1987 between DNC and Dixie Life to Standard Life (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).
10.16	Automatic Indemnity Reinsurance Agreement between First International and The Guardian Insurance & Annuity Company, Inc. dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

Exhibit
Number	Description of Document

10.17	Indemnity Retrocession Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).
10.18	Automatic Indemnity Reinsurance Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).
10.19	Administrative Services Agreement between First International and Standard Life dated and effective March 18, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).
10.20	Amendment No. 1 to Amended and Restated Revolving Line of Credit Agreement dated as of March 10, 1998 between Standard Management and Fleet National Bank (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882)).
10.21	Amended and Restated Note Agreement dated as of March 10, 1998 between Standard Management and Fleet National Bank in the amount of $20,000,000 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882)).
10.22	Amended and Restated Pledge Agreement dated as of March 10, 1998 between Standard Management and Fleet National Bank (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882)).
10.23	Surplus Debenture dated as of November 8, 1996 by and between Standard Management and Standard Life in the amount of $13,000,000 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).
10.24	Portfolio Indemnify Reinsurance Agreement between Dixie Life and Cologne Life Reinsurance Company dated and effective December 31, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).
10.25	Coinsurance Agreement effective as of July 1, 1997 by and between Savers Life and World Insurance Company (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447)).
10.26	Amendment I to the Guardian Indemnity Retrocession Agreement effective as of January 1, 1996 by and between The Guardian Insurance and Annuity Company and Standard Life (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447)).
10.27	Promissory Note from Ronald D. Hunter to Standard Management in the amount of $775,500 executed October 28, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1997).

Exhibit
Number	Description of Document

10.28	Reinsurance Agreement between Standard Life and Life Reassurance Corporation of America effective September 1, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).
10.29	Reinsurance Agreement between Standard Life and Business Men’s Assurance Company of America effective September 1, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).
10.30	Indemnity Reinsurance Agreement between Standard Life and the Mercantile and General Life Reassurance Company of America dated March 30, 1998 and effective June 1, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).
10.31	Quota Share Reinsurance Agreement between Savers Life and the Oxford Life Insurance Company dated September 24, 1998 and effective July 1, 1998 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).
10.32	Addendum No. 5 to Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company dated August 20, 1998 and effective October 1, 1998 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).
10.33	Amended and Restated Note Agreement dated as of September 24, 1998 between Standard Management and Fleet National Bank in the amount of $26,000,000 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).
10.34	Amendment No. 2 to Amended and Restated Revolving Line of Credit Agreement dated as of September 24, 1998 between Standard Management and Fleet National Bank (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).
10.35	Amended and Restated Registration Rights Agreement dated as of August 19, 1998 between Standard Management and Fleet National Bank (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).
10.36	Amended and Restated Pledge Agreement dated as of September 23, 1998, between Standard Management and Fleet National Bank (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).
10.37	Warrant to purchase common stock of Standard Management dated August 19, 1998 entitling Fleet National Bank to purchase 20,000 shares (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

Exhibit
Number	Description of Document

10.38	Guaranty dated October 1, 1998 made by Standard Management in favor of Fleet National Bank (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).
10.39	Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard Life in the amount of $8.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).
10.40	Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard Life in the amount of $6.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).
10.41*	Employment Agreement between Standard Management and P.B. (Pete) Pheffer dated and effective July 1, 1999, (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).
10.42	Note Agreement dated October 31, 2000 by and between Standard Management and Zurich Capital Markets, Inc. in the amount of $11.0 million. Included as an exhibit to this note agreement is an Investment Advisory Agreement dated December 1, 2000 by and between Standard Management and Scudder Kemper Investments, Inc. (incorporated by reference to Annual Report in Form 10-K (File No. 0-20882) for the year ended December 31, 2000).
10.43	Letter Agreement serving as Amendment No. 3 to Amended and Restated Line of Credit Agreement dated October 3, 2000 by and between Standard Management and Fleet National Bank (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2001).
10.44*	Employment Agreement between Standard Management and John J. Dillon dated and effective January 1, 2002 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).
10.45	Promissory Note for $6.9 million between Standard Management and Republic Bank dated December 28, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).
10.46*	Employment Agreement between Standard Management and Dr. Mason Goodman dated and effective November 1, 2002.
10.47*	Standard Management Corporation 2002 Stock Incentive Plan (incorporated by reference to Standard Management's Registration Statement on Form S-8 (Registration No. 333-101359)).
10.51*	Deferred Compensation Plan of Standard Management dated and effective December 31, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).
21	List of Subsidiaries of Standard Management
23.1	Consent of Ernst & Young LLP
23.2	Consent of KPMG Audit
24	Powers of Attorney (Included on the signature page to this Form 10-K)
99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(b)  Reports on Form 8-K

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

     On February 21, 2003, we filed a Current Report on Form 8-K reporting the amendment to the quarterly report for the period ended September 30, 2002 and to restate the financial statements for the period ended September 30, 2002 giving effect to the error in calculating the gain on sale of discontinued operations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2003

STANDARD MANAGEMENT CORPORATION

/s/ Ronald D. Hunter

Ronald D. Hunter Director, Founder and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald D. Hunter and Stephen M. Coons and each of them (with full power of each of them to act alone), his attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K or any other instruments he deems necessary or appropriate, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney’s-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

/s/ Ronald D. Hunter Ronald D. Hunter	Director, Founder and Chief Executive Officer (Principal Executive Officer)

/s/ P.B. (Pete) Pheffer P.B. (Pete) Pheffer	Director, President and Chief Financial Officer (Principal Financial Officer)

/s/ Gerald R. Hochgesang Gerald R. Hochgesang	Senior Vice President - Finance and Treasurer (Principal Accounting Officer)

/s/ Stephen M. Coons Stephen M. Coons	Director

/s/ Martial R. Knieser Martial R. Knieser	Director

/s/ Robert A. Borns Robert A. Borns	Director

/s/ James H. Steane II James H. Steane II	Director

/s/ Robert J. Salyers Robert J. Salyers	Director

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Ronald D. Hunter, certify that:

1.	I have reviewed this annual report on Form 10-K of Standard Management Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 6, 2003

/s/ Ronald D. Hunter Ronald D. Hunter Chairman and Chief Executive Officer

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CERTIFICATION

I, Paul B. (“Pete”) Pheffer, certify that:

1.	I have reviewed this annual report on Form 10-K of Standard Management Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 6, 2003

/s/ Paul B. (“Pete”) Pheffer Paul B. (“Pete”) Pheffer President and Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS

and

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

Year Ended December 31, 2002

STANDARD MANAGEMENT CORPORATION

INDIANAPOLIS, INDIANA

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page
Audited Consolidated Financial Statements
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-4
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-9
Notes to Consolidated Financial Statements	F-10
Financial Statement Schedules
The following consolidated financial statement schedules are included in this report and should be read in conjunction with the Audited Consolidated Financial Statements
Schedule II — Condensed Financial Information of Registrant (Parent Company) for the Years Ended December 31, 2002, 2001 and 2000	F-30
Schedule IV — Reinsurance for the Years Ended December 31, 2002, 2001 and 2000	F-34
Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated Financial Statements or related Notes

Report of Independent Auditors

Shareholders and Board of Directors
Standard Management Corporation

     We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15 (a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated balance sheet at September 30, 2001 or the consolidated statements of operations, shareholder’s equity and cash flows for each of the two years in the period ended September 30, 2001 of Standard Management International S.A. and subsidiaries, a wholly owned subsidiary group, which financial statements reflect assets totaling approximately 27% of the Company’s consolidated assets at December 31, 2001 and revenues totaling approximately 11% and 6% of consolidated revenues for each of the two years in the period ended December 31, 2001. Those financial statements, which as explained in Note 1, are included in the Company’s consolidated balance sheet at December 31, 2001 and the Company’s consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2001, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Standard Management International S.A., is based solely on the report of other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

Indianapolis, Indiana February 21, 2003

Report of Independent Auditors

Shareholders and Board of Directors
Standard Management International S.A.

     We have audited the accompanying consolidated balance sheets of Standard Management International S.A. and its subsidiaries as at September 30, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Management International S.A. and its subsidiaries as at September 30, 2001 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

Luxembourg City, Luxembourg

February 14, 2002 /s/ KPMG Audit

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31

	2002	2001

ASSETS
Investments:
Securities available for sale:
Fixed maturity securities, at fair value (amortized cost:
$1,350,961 in 2002 and $930,824 in 2001)	$1,379,792	$920,937
Mortgage loans on real estate	6,348	5,978
Policy loans	12,722	12,946
Real estate	1,252	3,056
Equity-indexed call options	3,904	3,545
Other invested assets	1,076	783
Short-term investments	713	5,509

Total investments	1,405,807	952,754
Cash and cash equivalents	60,197	18,144
Accrued investment income	16,255	14,152
Amounts due and recoverable from reinsurers	38,951	41,969
Deferred policy acquisition costs	153,954	109,844
Present value of future profits	14,949	22,269
Goodwill	6,417	5,146
Property and equipment (less accumulated depreciation of $3,903 in 2002 and $2,428 in 2001)	12,832	12,148
Other assets	5,785	6,897
Assets of discontinued operations	—	430,330

Total assets	$1,715,147	$1,613,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,570,348	$1,065,763
Accounts payable and accrued expenses	5,561	5,935
Obligations under capital lease	804	1,152
Mortgage payable	6,757	6,900
Notes payable	13,000	19,100
Current income taxes	3,811	—
Deferred income taxes	6,432	6,392
Liabilities of discontinued operations	—	417,522

Total liabilities	1,606,713	1,522,764
Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Preferred stock, no par value Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock and additional paid in capital, no par value Authorized 20,000,000 shares; issued 9,369,752 in 2002 and 9,039,471 in 2001	63,857	63,011
Treasury stock, at cost, 1,515,078 shares in 2002 and 1,492,978 shares in 2001	(7,671)	(7,589)
Accumulated other comprehensive income (loss)	11,739	(6,172)
Retained earnings	19,809	20,939

Total shareholders’ equity	87,734	70,189

Total liabilities and shareholders’ equity	$1,715,147	$1,613,653

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31

	2002	2001	2000

Revenues:
Premium income	$9,173	$9,419	$9,433
Net investment income	75,839	58,539	50,278
Call option losses	(10,089)	(5,906)	(7,603)
Net realized investment losses	(19,841)	(10,351)	(4,492)
Policy income	8,084	7,721	8,204
Fee and other income	3,265	7,348	5,980

Total revenues from continuing operations	66,431	66,770	61,800

Benefits and expenses:
Benefits and claims	9,938	12,975	13,795
Interest credited to interest-sensitive annuities and other financial products	42,650	30,227	21,335
Amortization	10,622	5,127	7,375
Commission expenses	1,206	3,871	1,918
Operating expenses	14,989	10,669	10,685
Interest expense and financing costs	4,351	3,492	3,416

Total benefits and expenses from continuing operations	83,756	66,361	58,524

Income (loss) before federal income taxes (benefits) and preferred stock dividends	(17,325)	409	3,276
Federal income taxes (benefits)	(9,467)	195	(272)

Income (loss) from continuing operations before extraordinary loss	(7,858)	214	3,548
Extraordinary loss, net tax benefits of $185	—	—	(359)
Discontinued operations:
Income from discontinued operations less taxes of $550, ($185) and $1,050, respectively	1,068	1,566	2,078
Gain from the sale of discontinued operations less taxes of $4,125	6,872	—	—

Total income from discontinued operations	7,940	1,566	2,078
Cumulative effect of accounting change for goodwill impairment	(1,212)	—	—

Net income (loss)	(1,130)	1,780	5,267
Preferred stock dividends	—	(318)	(506)

Earnings (loss) available to common shareholders	$(1,130)	$1,462	$4,761

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (continued)
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31

	2002	2001	2000

Earnings (loss) per common share — basic:
Income (loss) from continuing operations before extraordinary loss	$(1.03)	$.03	$.46
Extraordinary loss	—	—	(.05)

Net income (loss) from continuing operations	(1.03)	.03	.41
Discontinued operations:
Income from discontinued operations	.14	.20	.27
Gain from the sale of discontinued operations	.90	—	—

Total income from discontinued operations	1.04	.20	.27
Cumulative effect of accounting change for goodwill impairment	(.16)	—	—

Net income (loss)	(.15)	.23	.68
Preferred stock dividends	—	(.04)	(.06)

Earnings (loss) available to common shareholders	$(.15)	$.19	$.62

Earnings (loss) per common share — diluted:
Income (loss) from continuing operations before extraordinary loss	$(.99)	$.03	$.47
Extraordinary loss	—	—	(.04)

Net income (loss) from continuing operations	(.99)	.03	.43
Discontinued operations:
Income from discontinued operations	.13	.20	.23
Gain from the sale of discontinued operations	.87	—	—

Total income from discontinued operations	1.00	.20	.23
Cumulative effect of accounting change for goodwill impairment	(.15)	—	—

Net income (loss)	(.14)	.23	.66
Preferred stock dividends	—	(.04)	(.05)

Earnings (loss) available to common shareholders	$(.14)	$.19	$.61

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

				Accumulated other
		Common		comprehensive
	Total	stock	Treasury stock	income (loss)	Retained earnings

Balance January 1, 2000	$53,360	$62,152	$(6,802)	$(16,706)	$14,716
Comprehensive income:
Net income	5,267				5,267
Other comprehensive income:
Change in unrealized gain on securities, net taxes of $3,219	6,204			6,204
Change in foreign currency translation	(1,506)			(1,506)

Other comprehensive income	4,698

Comprehensive income	9,965
Issuance of common stock warrants	867	867
Treasury stock acquired	(787)		(787)
Preferred stock dividends	(506)				(506)

Balance at December 31, 2000	$62,899	$63,019	$(7,589)	$(12,008)	$19,477
Comprehensive income:
Net income	1,780				1,780
Other comprehensive income:
Change in unrealized gain on securities, net taxes of $2,897	5,714			5,714
Change in foreign currency translation	122			122

Other comprehensive income	5,836

Comprehensive income	7,616
Adjustment of issuance of common stock warrants and options	(8)	(8)
Preferred stock dividends	(318)				(318)

Balance at December 31, 2001	$70,189	$63,011	$(7,589)	$(6,172)	$20,939

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — continued
(Dollars in Thousands)

				Accumulated other
		Common		comprehensive
	Total	stock	Treasury stock	income (loss)	Retained earnings

Balance at January 1, 2002	$70,189	$63,011	$(7,589)	$(6,172)	$20,939
Comprehensive income:
Net loss	(1,130)				(1,130)
Other comprehensive income:
Change in unrealized gain on securities, net taxes of $8,155	15,665			15,665
Change in foreign currency translation	2,246			2,246

Other comprehensive income	17,911

Comprehensive income	16,781
Issuance of common stock and common stock warrants	879	879
Exercise of common stock options	(33)	(33)
Purchase of treasury stock	(82)		(82)

Balance at December 31, 2002	$87,734	$63,857	$(7,671)	$11,739	$19,809

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31

	2002	2001	2000

Operating Activities
Net income (loss)	$(1,130)	$1,780	$5,267
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	10,894	9,037	6,419
Deferral of policy acquisition costs	(62,619)	(38,854)	(35,138)
Deferred federal income taxes	(8,917)	(270)	829
Depreciation and amortization	1,509	1,004	3,671
Insurance policy liabilities	55,888	23,972	16,337
Net realized investment losses	19,841	11,134	4,492
Accrued investment income	1,285	(500)	(1,194)
Cumulative effect of accounting change for goodwill impairment	1,212	—	—
Other	443	687	252

Net cash provided by operating activities	18,406	7,990	935
Investing Activities
Fixed maturity securities available for sale:
Purchases	(1,674,454)	(546,548)	(290,117)
Sales	1,218,478	328,497	180,402
Maturities, calls and redemptions	9,141	17,236	7,466
Short-term investments, net	(5,624)	(2,574)	2,487
Purchase of HomeMed Channel, Inc.	(1,025)	—	—
Purchase of PCA, LLC	(190)	—	—
Proceeds from the sale of International Operations	25,690	—	—
Other investments, net	(2,304)	(9,253)	(6,872)

Net cash used by investing activities	(430,288)	(212,642)	(106,634)
Financing Activities
Borrowings	200	26,218	11,000
Repayments of notes payable and preferred stock	(6,943)	(18,930)	(14,000)
Premiums received on interest-sensitive annuities and other financial products credited to policyholder account balances, net of premiums ceded	598,782	322,473	196,489
Return of policyholder account balances on interest-sensitive annuities and other financial products	(137,989)	(108,479)	(89,183)
Issuance of common stock and warrants	(33)	(8)	867
Purchase of common stock for treasury	(82)	—	(787)
Dividends on preferred stock	—	(318)	(506)

Net cash provided by financing activities	453,935	220,956	103,880

Net increase (decrease) in cash	42,053	16,304	(1,819)
Cash and cash equivalents at beginning of year	18,144	1,840	3,659

Cash and cash equivalents at end of year	$60,197	$18,144	$1,840

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1. Summary of Significant Accounting Policies

Organization

     Standard Management Corporation (“we”, “our”, “us”, “Standard Management” or the “Company”) is a holding company that a) develops, markets and/or administers annuity and life insurance products and b) distributes pharmacy goods and services through its health subsidiary.

     On May 24, 2002, we signed an agreement to sell 100% of the shares of Premier Life (Luxembourg) S.A. and the portfolio of Premier Life (Bermuda) Ltd. (“Premier Life”) (collectively, our “International Operations”) to Winterthur Life, a division of Credit Suisse Group. On August 14, 2002, we closed the sale of our Bermuda business and received net proceeds of $6.5 million. On September 17, 2002, we closed the sale of Premier Life (Luxembourg) S.A. and received net proceeds of $19.2 million. A purchase price disagreement of $1.0 million exists related to the assets which remain supporting our Bermuda shareholder’s equity. We are vigorously contesting the disagreement and anticipate a favorable outcome. Accordingly, the International Operations have been reflected as discontinued operations in the consolidated financial statements.

     Standard Management’s subsidiaries at December 31, 2002 include: 1) Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”) 2) U.S. Health Services Corporation (“U.S. Health Services”) and its subsidiaries, HomeMed Channel, Inc. (“HomeMed”) and PCA, LLC (“PCA”) and 3) Savers Marketing Corporation (“Savers Marketing”).

Basis of Presentation

     Our accompanying consolidated financial statements of Standard Management have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and include our accounts since acquisition or organization. All significant intercompany balances and transactions have been eliminated.

     Effective September 17, 2002 we concluded the sale of our International Operations (discontinued operations). The fiscal year end for Standard Management International is September 30. To facilitate reporting on the consolidated level, the fiscal year end for Standard Management International was not changed and the consolidated balance sheets and statements of operations for Standard Management International at September 30, 2001 and 2000 and for each of the two years in the period ended September 30, 2001, are included in our consolidated balance sheets at December 31, 2001 and for each of the two years in the period ended December 31, 2001 as discontinued operations.

Use of Estimates

     The nature of our insurance businesses requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts disclosed in this report.

Investments

     We classify our fixed maturity and equity securities as available for sale and, accordingly, these securities are carried at fair value. Fixed maturity securities include bonds and redeemable preferred stocks. Changes in fair values of securities available for sale, after adjustment for deferred policy acquisition costs, present value of future profits and deferred income taxes, are reported as unrealized gains or losses directly in shareholders’ equity and, accordingly, have no effect on net income. The deferred policy acquisition costs and present value of future profits adjustments to the unrealized gains or losses represent valuation adjustments or reinstatements of these assets that would have been required as a charge or credit to operations had such unrealized amounts been realized.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

     The cost of our fixed maturity securities is adjusted for amortization of premiums and discounts. The amortization is provided on a constant effective yield method over the life of the securities and is included in net investment income.

     Mortgage-backed and other collateralized securities, classified as fixed maturity securities in the consolidated balance sheets, are comprised principally of obligations backed by an agency of the United States government or by the full faith and credit of the U.S. government. The income from these securities is recognized using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the income recognized is adjusted currently to match that which would have been recorded had the effective yield been applied since the acquisition of the security. This adjustment is included in net investment income.

     Mortgage loans on real estate and policy loans are carried at unpaid principal balances and are collateralized. Real estate investments are carried at cost, less accumulated depreciation. Short-term investments are carried at amortized cost, which approximates fair value.

     Equity-indexed call options are derivative instruments linked to the major stock indices (Standard & Poor’s 500 Index (“S&P 500 Index”) and Dow Jones Industrial Average (“DJIA”)) which are used to hedge the equity benefits of our equity-indexed annuity products. We purchase call options whose payoff characteristics mirror the equity benefits of our products. These securities are carried at fair value and the change in fair value is included in investment income.

Net Realized Investment Gains and Losses

     We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. Our evaluation consists of a review of qualitative and quantitative factors. For investments with publicly quoted market prices, we generally consider a decline to be an other-than-temporary impairment if the quoted market price is less than its accounting basis for three quarters, absent evidence to the contrary. We also consider additional factors to determine whether the declines in fair value are other-than-temporary, such as downgrades of the security by a rating agency, deterioration in the financial condition of the issuer, and other publicly available issuer-specific news or general market conditions. For investments in companies with no quoted market price, we consider similar qualitative and quantitative factors and also take into account the cost of the investment, the type of investment, subsequent purchases of the same or similar investments, the current financial position and operating results of the company invested in, and such other factors as may be relevant. Declines in fair values of securities deemed to be other-than-temporary are recognized as a reduction of net income.

     Determining what constitutes an other-than-temporary decline involves significant judgment. Declines in fair value below cost not considered other-than-temporary in the current period could be considered other-than-temporary in a future period and reduce earnings to the extent of the write-down.

Future Policy Benefits

     Liabilities for future policy benefits for deferred annuities and universal life policies are equal to full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited). The average accrual rate was 4.45% in 2002.

     Insurance policy liabilities for equity-indexed annuity products are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”) “Accounting for Derivative and Hedging Activities”, and consist of a book value liability for benefits guaranteed in the contract, combined with a market value liability for equity-linked benefits of the contract.

     Future policy benefits for traditional life insurance contracts are computed using the net level premium method on the basis of assumed investment yields, mortality and withdrawals which were appropriate at the time the policies were issued. Assumed investment yields are based on interest rates ranging from 6.2% to 7.5%. Mortality is based upon various actuarial tables, principally

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

the 1965-1970 or the 1975-1980 Select and Ultimate Table. Withdrawals are based upon our experience and vary by issue age, type of coverage, and duration.

     Our immediate annuities generally do not incorporate significant insurance risk and are therefore classified as investment contracts rather than insurance contracts. Consistent with similar types of investment contracts, immediate annuity liabilities are computed using the constant yield method.

Recognition of Insurance Policy Revenue and Related Benefits and Expenses

     Revenue for immediate annuities consists of investment income earned. Expenses relating to immediate annuities include interest credited to policyholder liabilities and administrative expenses.

     Revenue for deferred and equity-indexed annuity contracts consists of policy charges for surrenders and investment income earned. Premiums received for these annuity contracts are reflected as premium deposits and are not recorded as revenues. Expenses related to these annuities include interest credited to policyholder account balances and administrative expenses.

     Revenue for universal life insurance policies consists of policy charges for the cost of insurance, policy administration charges, surrender charges and investment income earned. Expenses related to universal life policies include interest credited to policyholder account balances, administrative expenses and death benefits incurred in excess of policyholder account balances.

     Traditional life insurance premiums are recognized as premium revenue over the premium paying period of the policies. Benefits are charged to expense in the period when claims are incurred and are associated with related premiums through changes in reserves for future policy benefits, which results in the recognition of profit over the premium paying period of the policies.

Reinsurance

     Premiums, annuity policy charges, benefits and claims, interest credited and amortization expense are reported net of reinsurance ceded and are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Foreign Currency Translation

     Our foreign subsidiaries’ balance sheets and statements of operations were translated at the year-end exchange rates and average exchange rates for the year, respectively. The resulting unrealized gain or loss adjustment from the translation to U.S. dollars is recorded in the foreign currency translation adjustment as a separate component of accumulated other comprehensive income. Foreign exchange gains or losses relating to policyholders’ funds in separate accounts are allocated to the relevant separate account. We did not have any foreign currency translation amount at December 31, 2002 as a result of the sale of our International Operations.

Income Taxes

     Income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

     We file a consolidated return with our noninsurance subsidiaries for federal income tax purposes, and beginning January 1, 2001 with our insurance subsidiaries, Standard Life and Dixie Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

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

     We review the recoverability of the carrying value of the deferred policy acquisition costs each year. For interest-sensitive annuities and other financial products, we consider estimated future gross profits in determining whether the carrying value is appropriate; for other insurance products, we consider estimated future premiums. In all cases, we consider expected mortality, interest earned and crediting rates, persistency and expenses. Amortization is adjusted retrospectively for interest-sensitive annuities and other financial products when estimates of future gross profits to be realized are revised.

     Immediate annuity deferred policy acquisition cost amortization is computed in conjunction with the liability for future benefits using the constant yield method.

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

     For acquisitions we made on or before November 1992, we amortize the asset with interest at the same discount rate used to determine the present value of future profits at the date of purchase. For acquisitions after November 1992, we amortize the asset using the interest rate credited to the underlying policies.

Goodwill

     On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets. We completed our impairment testing under the requirements of SFAS No. 142 during the fourth quarter of 2002 and the results were applied retroactively to January 1, 2002. The initial step of our impairment test was to identify potential goodwill impairment by comparing the fair value of our reporting units to their carrying values including the applicable goodwill. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what we consider to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of our initial transitional impairment test, we recorded an impairment charge of approximately $1.2 million retroactive to the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle in our consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

     In addition to performing the required transitional impairment test on our goodwill, SFAS No. 142 required us to reassess the expected useful lives of existing intangible assets for which the useful life is determinable. We incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives, which are subject to amortization. In future periods, any charges related to goodwill impairment will be recorded in operating income.

     For the twelve months ended December 31, 2001, on a SFAS No. 142 comparable basis, our net income, basic net income per share and diluted net income per share would have been $2.0 million, $.26 and $.26, which includes the elimination of amortization of $.2 million or $.03 per share.

     For the twelve months ended December 31, 2000, on a SFAS No. 142 comparable basis, our net income, basic net income per share and diluted net income per share would have been $5.5 million, $.71 and $.69, which includes the elimination of amortization of $.3 million or $.03 per share.

     All goodwill is held in the domestic operations reportable segment. The activity related to goodwill is summarized as follows for December 31 (in thousands):

2002

Balance, beginning of year	$5,146
Goodwill acquired (U.S. Health Services)	2,483
Goodwill write-off (Dixie Life)	(1,212)

Balance, end of year	$6,417

Stock Options

     We recognize compensation expense for our stock option plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. Under our stock option plans, no expense is recognized since the exercise price equals or exceeds the market price at the measurement date.

Reclassifications

     Certain amounts in the 2001 and 2000 consolidated financial statements and notes have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on previously reported shareholders’ equity or net income in the periods presented.

     Professional Accounting Standard Proposal Under Consideration – Exposure Draft

     In June 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires companies to record derivatives on the new balance sheet as assets and/or liabilities measured at fair value. We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 had an immaterial impact to net income.

     Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133 by FASB’s Derivatives Implementation Group. The effective date of the implementation guidance is the first day of the first fiscal quarter beginning after June 15, 2003. If an entity had not bifurcated an embedded derivative but is required to do so under the revised guidance, the entity should account for the effects of initially complying with the revised implementation guidance prospectively for all existing financial instruments, except for the existing contracts that qualify for the grandfathering provisions of paragraph 50, which exempts certain hybrid instruments from the embedded derivative provisions of SFAS No. 133 on an all-or-none basis. The effects of initially complying with the revised implementation guidance as of the effective date should be reported as a cumulative-effect-type adjustment of net income. At this time, management is unable to estimate the effects on the financial statements of the tentative conclusions or any future decisions of the FASB.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments

     The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale are as follows (in thousands):

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:
Fixed maturity securities:
United States Treasury securities and obligations of United States government agencies	$5,365	$440	$—	$5,805
Foreign government securities	1,368	—	3	1,365
Utilities	54,016	1,358	2,504	52,870
Corporate bonds	654,630	27,351	16,261	665,720
Mortgage-backed securities	632,582	19,451	1,001	651,032
Redeemable preferred stock	3,000	—	—	3,000

Total fixed maturity securities	1,350,961	48,600	19,769	1,379,792

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:
Fixed maturity securities:
United States Treasury securities and obligations of United States government agencies	$5,707	$267	$7	$5,967
Obligations of states and political subdivisions	1,972	144	—	2,116
Foreign government securities	249	106	34	321
Utilities	26,040	153	1,036	25,157
Corporate bonds	574,104	9,515	19,812	563,807
Mortgage-backed securities	319,752	4,223	3,406	320,569
Redeemable preferred stock	3,000	—	—	3,000

Total fixed maturity securities	930,824	14,408	24,295	920,937

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 2002 by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year	$5,279	$5,258
Due after one year through five years	110,720	115,966
Due after five years through ten years	439,260	448,556
Due after ten years	160,120	155,980

Subtotal	715,379	725,760
Redeemable preferred stock	3,000	3,000
Mortgage-backed securities	632,582	651,032

Total fixed maturity securities	$1,350,961	$1,379,792

     Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

     Net investment income was attributable to the following for the year ended December 31 (in thousands):

	2002	2001	2000

Fixed maturity securities	$74,994	$57,215	$48,126
Mortgage loans on real estate	743	673	930
Policy loans	814	877	924
Real estate	27	30	30
Short-term investments and other	398	964	847

Gross investment income	76,976	59,759	50,857
Less: investment expenses	1,137	1,220	579

Net investment income	$75,839	$58,539	$50,278

     Net realized investment gains (losses) were attributable to the following for the year ended December 31 (in thousands):

	2002	2001	2000

Fixed maturity securities available for sale:
Gross realized gains	$20,467	$4,363	$1,545
Gross realized losses	(19,276)	(9,175)	(1,854)
Other-than-temporary decline in fair value	(20,027)	(4,229)	(3,048)

Net	(18,836)	(9,041)	(3,357)
Other losses	(1,005)	(1,310)	(1,135)

Net realized investment losses	$(19,841)	$(10,351)	$(4,492)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments (continued)

     Life insurance companies are required to maintain certain amounts of assets with state or other regulatory authorities. At December 31, 2002, fixed maturity securities of $10.0 million and cash and short-term investments of $.5 million were held on deposit by various state regulatory authorities in compliance with statutory regulations.

     Comprehensive income excludes reclassification adjustments for net realized investment gains (losses) after income taxes (benefits) of ($13.1) million, ($6.8) million and ($3.0) million in 2002, 2001 and 2000, respectively. The income tax rate used for comprehensive income is 34%.

3. Deferred Policy Acquisition Costs and Present Value of Future Profits

     The activity related to deferred policy acquisition costs is summarized as follows for the year ended December 31 (in thousands):

	2002	2001	2000

Balance, beginning of year	$109,844	$85,195	$67,811
Additions	62,618	30,819	26,417
Amortization	(9,097)	(2,786)	(4,358)
Adjustment relating to net unrealized (gain) loss on securities available for sale	(9,411)	(3,384)	(4,675)

Balance, end of year	$153,954	$109,844	$85,195

     The activity related to present value of future profits is summarized as follows for the year ended December 31 (in thousands):

	2002	2001	2000

Balance, beginning of year	$22,269	$26,343	$30,688
Interest accreted on unamortized balance	2,902	3,169	3,472
Amortization	(4,700)	(5,263)	(6,226)
Adjustments relating to net unrealized (gain) loss on securities available for sale	(5,522)	(1,980)	(1,591)

Balance, end of year	$14,949	$22,269	$26,343

     The percentages of future expected net amortization of the beginning balance of the present value of future profits, before the effect of net unrealized gains and losses, are expected to be between 10% and 15% in each of the years 2003 through 2007. Future net amortization is based on the present value of future profits at December 31, 2002 and current assumptions as to future events on all policies in force.

     The discount rate used to calculate the present value of future profits reflected in our consolidated balance sheets at December 31, 2002, ranged from 8% to 18%.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Mortgage Payable, Notes Payable and Trust Preferred Securities

     Mortgage Payable, Notes Payable and Trust Preferred Securities were as follows at December 31 (in thousands):

	Interest Rate		2002	2001

Mortgage payable	7.375%		$6,757	$6,900

Notes payable:
Promissory note	6.00%		$500	$—
Borrowings under revolving credit agreements	4.91	%(1)	1,500	8,100
Senior subordinated note	10.00%		11,000	11,000

			$13,000	$19,100

Trust preferred securities	10.25%		$20,700	$20,700

(1)	Current weighted average rate at December 31, 2002.

Mortgage Payable

     On December 28, 2001 we signed a promissory note due December 31, 2011 in the principal amount of $6.9 million. The note bears interest at 7.375% per annum and is payable in equal monthly installments of $56 thousand. The note may be prepaid in whole or in part at our option commencing on or before January 1, 2005 at a redemption price equal to 105% of the principal amount (plus accrued interest) and declining to 101% of the principal amount (plus accrued interest) if prepayment is made after January 1, 2008. The note and all amounts due are secured by a mortgage that conveys a first mortgage security interest in certain real and personal property we own.

Promissory Note

     On December 13, 2002, we signed a promissory note due December 13, 2007 in the principal amount of $.5 million related to the acquisition of Prescriptions by Mail, Inc. which was merged into HomeMed. The note bears interest of 6.0% per annum and requires annual interest payments of $30 thousand in 2003 and 2004, and annual principal payments of $.2 million per year beginning in 2005 and concluding in 2007.

Borrowings Under Revolving Credit Agreements

     We have $1.5 million of outstanding borrowings at December 31, 2002 pursuant to the Amended Credit Agreement of $3.75 million in the form of a revolving loan arrangement and have agreed to pay a non-use fee of .50% per annum on the unused portion of the commitment. Borrowings under the Amended Credit Agreement may be used for contributions to surplus of insurance subsidiaries, acquisition financing and repurchases of Common Stock. The debt is secured by a Pledge Agreement of all of the issued and outstanding shares of Common Stock of Standard Life and Standard Marketing. Interest on the borrowings under the Amended Credit Agreement is determined, at our option, to be: (1) a fluctuating rate of interest to the corporate base rate announced by the bank periodically, plus 1% per annum, or (2) a rate at London Inter-Bank Offered Rate (“LIBOR”) plus 3.25%. The remaining principal payment of $1.5 million is due in September 2003. Indebtedness incurred under the Amended Credit Agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum consolidated equity requirements, positive net income, minimum statutory surplus requirements for our insurance subsidiaries and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Mortgage Payable, Notes Payable and Trust Preferred Securities (continued)

Senior Subordinated Note

     On October 31, 2000, we issued a Senior Subordinated Note due October 31, 2007 in the principal amount of $11 million. The note bears interest equal to 1) a fixed rate of 10% per annum; or 2) six month LIBOR plus 150 basis points; whichever is higher. Interest payments are payable semi-annually on April 30 and October 31 of each year. The note may be prepaid in whole or in part at our option commencing on November 1, 2001 at a redemption price equal to 105% of the principal amount (plus accrued interest) and declining to l00% of the principal amount (plus accrued interest) on November 1, 2005. The note may be prepaid beginning November 1, 2001 at a redemption price equal to l00% of the principal amount (plus accrued interest) under certain limited circumstances. The note is subject to certain restrictions and covenants substantially similar to those in the Amended Credit Agreement. The holder also received a warrant to purchase 220,000 shares of our common stock at a purchase price of $4.00 per share for a period of seven years.

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

Trust Preferred Securities

     On August 9, 2001, SMAN Capital Trust I (the “Trust”), a wholly-owned subsidiary of Standard Management, completed a public offering of $20.7 million of its 10.25% preferred securities, which mature on August 9, 2031, at $10 per preferred security. Distributions are classified as interest expense. The Trust used the proceeds of this offering to purchase Standard Management’s 10.25% junior subordinated debentures. Net proceeds from the sale of the debentures of approximately $19.3 million were used to redeem our Series A preferred stock of $6.5 million and repay $7.3 million of our notes payable. The remaining proceeds were used for general corporate purposes.

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

     The Trust’s preferred securities are traded on the NASDAQ National Market under the symbol “SMANP”.

Interest Paid

     Cash paid for interest was $4.0 million, $3.3 million and $3.6 million in 2002, 2001 and 2000, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Income Taxes

     The components of the federal income tax expense, applicable to pre-tax income (loss) before extraordinary loss, were as follows for the year ended December 31 (in thousands):

	2002	2001	2000

Current taxes	$3,550	$892	$--
Deferred taxes (benefit)	(13,017)	(697)	(272)

	$(9,467)	$195	$(272)

     The effective tax rate on pre-tax income (loss) differs from statutory corporate federal income tax rate as follows for the year ended December 31 (in thousands):

	2002	2001	2000

Federal income tax expense (benefit) at statutory rates (34%)	$(5,890)	$793	$1,127
Operating income in our consolidated return offset by NOL carryforwards	(2,654)	(447)	(1,152)
Other items, net	(923)	(151)	(247)

Federal income tax expense (benefit)	$(9,467)	$195	$(272)

Effective tax rate	55%	48%	(8%)

     We recovered $.1 million, $0 million and $.3 million in federal income taxes in 2002, 2001 and 2000, respectively. We paid federal income taxes of $1.2 million, $.2 million and $0 million in 2002, 2001 and 2000, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in our deferred tax assets (liabilities) are as follows at December 31 (in thousands):

	2002	2001

Deferred income tax assets:
Future policy benefits	$47,127	$34,013
Unrealized loss on securities available for sale	—	3,991
Capital and net operating loss carryforwards	1,255	2,482
Other — net	—	474

Gross deferred tax assets	48,382	40,960
Valuation allowance for deferred tax assets	—	(2,844)

Deferred income tax assets, net of valuation allowance	48,382	38,116

Deferred income tax liabilities:
Present value of future profits	(5,083)	(7,571)
Deferred policy acquisition costs	(46,013)	(36,937)
Unrealized gain on securities available for sale	(3,138)	—
Other — net	(580)	—

Total deferred income tax liabilities	(54,814)	(44,508)

Net deferred income tax liabilities	$(6,432)	$(6,392)

     As of December 31, 2002, Standard Management and its subsidiaries had consolidated net capital loss carryforwards of approximately $2.2 million for tax return purposes, which expire in 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Shareholders’ Equity

Redeemable Preferred Stock

     Shareholders have authorized 1,000,000 shares of Preferred Stock. Other terms, including preferences, voting and conversion rights, may be established by the Board of Directors.

     We authorized 130,000 shares of Preferred Stock as Series A convertible redeemable preferred (“Series A preferred stock”). We issued 65,300 shares in 1998 with a stated value of $6.5 million ($100 per share) and redeemed and cancelled these shares in 2001, resulting in net authorized 870,000 shares of Preferred Stock.

Treasury Stock

     We purchased 22,100 and 240,000 shares of treasury stock for $82 thousand and $.8 million in 2002 and 2000, respectively under our stock repurchase program. We did not purchase any shares of treasury stock in 2001 under our stock repurchase program. At December 31, 2002, we were authorized to purchase an additional 702,690 shares under this program.

Warrants

     The following table represents outstanding warrants to purchase common stock as of December 31, 2002:

		Exercise	Warrants
Issue Date	Expiration Date	Price	Outstanding

August 1998	August 2005	7.1250	20,000
January 2000	January 2003	4.8750	128,500
October 2000	October 2003	4.0000	15,000
October 2000	October 2007	4.0000	220,000
January 2001	January 2004	3.0000	170,000
January 2002	January 2005	6.0200	287,000
June 2002	June 2005	7.6100	89,500
October 2002	October 2007	4.9200	10,000

			940,000

Changes in Shares of Common Stock and Treasury Stock

     The following table represents changes in the number of common and treasury shares as of December 31:

	2002	2001	2000

Common Stock (Authorized - 20,000,000 shares):
Balance, beginning of year	9,039,471	9,038,134	9,038,134
Issuance of common stock	330,281	1,337	—

Balance, end of year	9,369,752	9,039,471	9,038,134

Treasury Stock:
Balance, beginning of year	(1,492,978)	(1,492,978)	(1,252,978)
Treasury stock acquired	(22,100)	—	(240,000)

Balance, end of year	(1,515,078)	(1,492,978)	(1,492,978)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Shareholders’ Equity (continued)

Unrealized Gain (Loss) on Securities

     The components of unrealized gain (loss) on securities available for sale in shareholders’ equity are summarized as follows at December 31 (in thousands):

	2002	2001

Fair value of securities available for sale	$1,379,792	$920,937
Amortized cost of securities available for sale	1,350,961	930,824

Gross unrealized gain (loss) on securities available for sale	28,831	(9,887)
Adjustments for:
Deferred policy acquisition costs	(6,942)	2,468
Present value of future profits	(4,113)	1,410
Deferred federal income taxes	(6,075)	2,080
Other	38	—

Net unrealized gain (loss) on securities available for sale	$11,739	$(3,929)

Foreign Exchange Translation Adjustment

     There was no foreign exchange translation adjustment at December 31, 2002 due to the sale of our international operations. The foreign exchange translation adjustment was ($2.2) million at December 31, 2001.

7. Stock Option Plan

     Effective June 12, 2002, we adopted the 2002 Stock Incentive Plan which authorizes the granting of options to employees, directors and consultants of the Company to purchase up to 990,000 shares of SMC common stock at a price not less than its market value on the date the option is granted. The number of shares of stock available for issuance pursuant to the Plan is automatically increased on the first trading day of each calendar year beginning January 1, 2003, by an amount equal to 3% of the shares of stock outstanding on the trading day immediately preceding January 1. Options may not be granted under the 2002 Stock Incentive Plan on a date that is more than ten years from the date of its adoption. The options may become exercisable immediately or over a period of time. Any shares subject to an option which for any reason expires or is terminated unexercised may again be subject to an option under the Plan. The 2002 Stock Incentive Plan also permits granting of stock appreciation rights and restricted stock awards.

     The provisions of SFAS No. 123 allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense for our Plan using the intrinsic value based method of accounting and to provide the required pro forma information. Plan compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, would result in pro forma net income and pro forma earnings per share of the following for the year ended December 31 (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss)	$(1,271)	$877	$4,328
Earnings per share	(.17)	.07	.49
Earnings per share, assuming dilution	(.16)	.07	.49

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stock Option Plan (continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

	2002	2001	2000

Risk-free interest rates	3.6%	5.1%	6.2%
Volatility factors	.62	.64	.57
Weighted average expected life	7 years	7 years	7 years

     The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in subjective assumptions can materially affect the fair value estimate, therefore in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

     A summary of our stock option activity and related information for the years ended December 31 is as follows:

	2002		2001		2000

		Weighted-Average		Weighted-Average		Weighted-Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,461,933	$6.03	2,398,258	$6.09	2,411,882	$6.10
Exercised	(106,385)	5.81	(1,575)	4.55	(525)	4.17
Granted	65,000	4.25	84,300	4.07	7,500	4.58
Expired or forfeited	(10,679)	4.11	(19,050)	6.03	(20,599)	5.98

Options outstanding, end of year	2,409,869	6.00	2,461,933	6.03	2,398,258	6.09

Options exercisable, end of year	2,351,436		2,406,733		2,190,658

Weighted-average fair value of options granted during the year	$2.71		$2.71		$2.93

     Information with respect to stock options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise		Contractual	Exercise	Number	Exercise
Prices	Number Outstanding	Life (years)	Price	Exercisable	Price

$3-5	413,587	5	$4.26	362,320	$4.31
5-7	1,523,900	5	6.05	1,516,733	6.05
7-9	454,533	3	7.28	454,533	7.28
9-11	17,849	1	9.43	17,850	9.43

	2,409,869			2,351,436

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Reinsurance

     Standard Life and Dixie Life (“U.S. life insurance subsidiaries”) have entered into reinsurance agreements with non-affiliated companies to limit the net loss arising from large risks, maintain their exposure to loss within capital resources, and provide additional capacity for future growth. The maximum amount of life insurance face amount retained on any one life ranges from $30,000 to $150,000. Amounts of standard risk in excess of that limit are reinsured.

     Reinsurance premiums ceded to other insurers were $3.0 million, $4.4 million and $4.8 million in 2002, 2001 and 2000, respectively. Reinsurance ceded has reduced benefits and claims incurred by $5.2 million, $5.9 million and $6.3 million in 2002, 2001 and 2000, respectively. A contingent liability exists to the extent any of the reinsuring companies are unable to meet their obligations under the reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Based on our periodic reviews of these companies, we believe the assuming companies are able to honor all contractual commitments under the reinsurance agreements.

     At December 31, 2002 SCOR Life U.S. Insurance Company, our largest annuity reinsurer, which is rated “A-” (Excellent) by A.M. Best, represented $20.1 million, or 52% of our total reinsurance recoverable.

9. Related Party Transactions

     On October 28, 1997, we made an interest-free loan to one of our officers. The principal balance of the loan was $775,500 at December 31, 2002 and 2001, respectively. Repayment is due within 10 days of voluntary termination or resignation as an officer. In the event of a termination of the officer’s employment following a change in control, the loan is deemed to be forgiven.

     On November 1, 2002, in connection with the purchase of PCA we incurred obligations to the former majority owner for $20 thousand and $75 thousand, bearing interest at 10% per annum, and due 6 months and 12 months, respectively from the date of purchase. The former majority owner is a current officer of U.S. Health Services.

10. Commitments and Contingencies

Lease Commitments

     We rent office and storage space under noncancellable operating leases and we incurred rent expense for operating leases of $.5 million, $.8 million and $1.0 million in 2002, 2001 and 2000, respectively.

     Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 2002, are as follows (in thousands):

2003	$319
2004	251
2005	160
2006	147
2007	74

Total minimum lease payments	$951

Employment Agreements

     Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change in control of Standard Management. The commitment under these agreements is approximately three times their current annual salaries. Additionally, following termination due to a change in control, each executive is entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,852,880 shares at December 31, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Statutory Accounting Information of Subsidiaries

     Our U.S. life insurance subsidiaries maintain their records in conformity with statutory accounting practices prescribed or permitted by state insurance regulatory authorities. Statutory accounting practices differ in certain respects from GAAP. In consolidation, adjustments have been made to conform our domestic subsidiaries’ accounts with GAAP.

     Our U.S. life insurance subsidiaries had consolidated statutory capital and surplus of $58.9 and $43.9 million at December 31, 2002 and 2001, respectively. Income excluding realized capital gains and losses of our U.S. life insurance subsidiaries on a statutory basis is $4.1 million, $4.2 million and, $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net income (loss) of our U.S. life insurance subsidiaries on a statutory basis is ($8.4) million, $.1 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of investment and insurance risks. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2002, the RBC Ratios of Standard Life and Dixie Life were both at least one and a half times greater than the levels at which company action is required.

     Codified statutory accounting practices (“Codification”) were implemented on January 1, 2001 by the NAIC. Codification changes, to some extent, prescribed statutory accounting practices which we use to prepare our statutory-basis financial statements.

     We loaned $27.0 million to Standard Life pursuant to an Unsecured Surplus Debenture Agreement (“Surplus Debenture”) which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. As required by state regulatory authorities, the balance of the surplus debenture at December 31, 2002 and 2001 of $27.0 million is classified as a part of capital and surplus of Standard Life. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance depending upon satisfaction of certain financial tests relating to the levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance.

     Our ability to pay operating expenses and meet debt service obligations is partially dependent upon the amount of dividends received from Standard Life. Standard Life’s ability to pay cash dividends is, in turn, restricted by law or subject to approval by the insurance regulatory authorities of Indiana. Dividends are permitted based on, among other things, the level of the preceding year statutory surplus and net income. Standard Life did not pay any dividends in 2002. Standard Life paid $1.6 million and $2.0 million of dividends in 2001 and 2000, respectively. During 2003, Standard Life can pay dividends of $5.6 million without regulatory approval; however, the payment of dividends will require approval from SCOR Life U.S. Insurance Company, a reinsurer of Standard Life.

13. Operations by Business Segment

     Our reportable segments are as follows:

     Domestic operations (Continuing operations) includes revenues earned and expenses incurred from United States operations and includes 1) deposits and/or income from annuity products (primarily flexible premium deferred annuities, equity indexed products, universal life products and traditional life products) and 2) income from the distribution of pharmaceutical products and services. The profitability for this segment primarily depends on the investment spread earned (annuities and universal life), the persistency of the in force business, claim experience, margin on pharmaceutical products, and expense management.

     International operations (Discontinued operations) includes revenues earned and expenses incurred from abroad, primarily Europe, and includes fees collected on deposits from unit-linked products. The profitability for this segment primarily depends on the amount of separate account assets under management, the management fee charged on those assets and expense management.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Operations by Business Segment (continued)

     The accounting policies of the segments are the same as described in Note 1 (Summary of Significant Accounting Policies). The following segment presentation contains the same operating data and results the Company uses to evaluate the performance of the business and provides reconciliations to consolidated totals for the year ended December 31 (in thousands):

	2002	2001	2000

Revenues:
Domestic operations (Continuing operations)	$66,431	$66,770	$61,800
International operations (Discontinued operations)	3,690	8,586	8,267

Consolidated Revenues	$70,121	$75,356	$70,067

Net Investment Income:
Domestic operations (Continuing operations)	$75,839	$58,539	$50,278
International operations (Discontinued operations)	103	461	498

Consolidated Net Investment Income	$75,942	$59,000	$50,776

Interest Credited to Interest Sensitive Annuities and Other Financial Products (All Continuing operations)	$42,650	$30,227	$21,335

Pre-tax Income (Loss):
Domestic operations (Continuing operations)	$(17,325)	$409	$3,276
International operations (Discontinued operations)	1,618	1,381	3,128

Consolidated Pre-tax Income (Loss)	$(15,707)	$1,790	$6,404

Assets:
Domestic operations (Continuing operations)	$1,715,147	$1,183,323	$921,727
International operations (Discontinued operations)	—	430,330	548,730

Consolidated Assets	$1,715,147	$1,613,653	$1,470,457

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

14. Derivative Financial Instruments

     We offer equity-indexed annuity products that provide a base rate of return with a higher potential return linked to the performance of a broad-based equity index. We buy S&P 500 Index Call Options and DJIA Call Options (collectively known as “the options”) in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 and DJIA to which the products’ returns are linked. The cost of the options is included in the pricing of the equity-indexed annuity products. The changes in the value of the options are reflected in net investment income and fluctuate in relation to changes in interest credited to policyholder account balances for these annuities.

     Total revenues include ($10.1) million, ($5.9) million, and ($7.6) million in 2002, 2001 and 2000, respectively, related to changes in the fair value of the options. These investment losses were substantially offset by amounts credited to policyholder account balances. The fair value of the options was $3.9 million and $3.5 million at December 31, 2002 and 2001, respectively. The notional amounts were $227.3 million and $151.9 million at December 31, 2002 and 2001, respectively.

     If the counterparties of the aforementioned financial instruments do not meet their obligations, we may have to recognize a loss. We limit our exposure to losses by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2002, all of the counterparties were rated “A” or higher by Standard & Poor’s.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Fair Value of Financial Instruments

     The following discussion outlines the methods and assumptions we use in estimating our fair value disclosures for our financial instrument assets and liabilities. Because fair values for all balance sheet items are not required to be disclosed pursuant to SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, the aggregate fair value amounts presented herein do not necessarily represent our underlying value, likewise, care should be exercised in deriving conclusions about our business or financial condition based on this fair value information.

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

     Insurance liabilities for investment contracts: Fair values for our investment-type insurance contract liabilities are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining contracts being valued. The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 2002 and 2001. This is due to 1) credited rates on the vast majority of account balances approximating current rates paid on similar investments and 2) rates not generally being guaranteed beyond one year.

     Insurance liabilities for non-investment contracts: Fair value disclosures for our reserves for insurance contracts other than investment-type contracts are not required and have not been determined. However, we closely monitor the level of our insurance liabilities and that the fair value of reserves under all insurance contracts are taken into consideration in the overall management of interest rate risk.

     Mortgage payable, notes payable and trust preferred securities: The estimated fair values for mortgage payable, notes payable and trust preferred securities are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings at December 31, 2002. We believe the fair value of our mortgage payable, notes payable and trust preferred securities was equal to its carrying value at December 31, 2001 since the interest rates reflect current market conditions.

     The carrying amount of all other financial instruments approximates their fair values.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Fair Value of Financial Instruments (continued)

     The fair value of our financial instruments is shown below using a summarized version of assets and liabilities at December 31 (in thousands). Refer to Note 2 for additional information relating to the fair value of investments.

	2002		2001

	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount

Assets:
Investments:
Securities available for sale:
Fixed maturity securities	$1,379,792	$1,379,792	$920,937	$920,937
Mortgage loans on real estate	7,117	6,348	6,270	5,978
Policy loans	13,162	12,722	12,524	12,946
Cash	60,197	60,197	18,144	18,144
Liabilities:
Insurance liabilities for investment contracts	1,422,628	1,422,628	932,427	932,427
Mortgage payable	6,949	6,757	6,900	6,900
Notes payable	13,300	13,000	19,100	19,100
Trust preferred securities	17,616	20,700	20,700	20,700

16. Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	2002	2001	2000

Income:
Net income (loss)	$(1,130)	$1,780	$5,267
Preferred stock dividends	—	(318)	(506)

Earnings available to common shareholders for basic earnings per share	(1,130)	1,462	4,761
Effect of dilutive securities:
Interest on subordinated convertible debt	—	—	833

Earnings available to common shareholders for diluted earnings per share	$(1,130)	$1,462	$5,594

Shares:
Weighted average shares outstanding for basic earnings per share	7,623,690	7,545,889	7,727,344
Effect of dilutive securities:
Stock options	149,254	81,221	6,081
Stock warrants	165,610	138,268	492
Subordinated convertible debt	—	—	1,450,032

Dilutive potential common shares	314,864	219,489	1,456,605

Weighted average shares outstanding for diluted earnings per share	7,938,554	7,765,378	9,183,949

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	2002 Quarters

	First	Second	Third	Fourth

Total revenues	$22,985	$10,114	$17,327	$19,695

Components of net income (loss):
Income (loss) from continuing operations	$1,672	$1,829	$(5,103)	$669
Income from discontinued operations	513	4,765	2,662	--
Cumulative effect of accounting change for goodwill impairment	(1,212)	—	—	--
Net realized investment gains (losses)	(181)	(5,692)	(1,734)	682

Net income (loss)	$792	$902	$(4,175)	$1,351

Net income (loss) per common share	$.11	$.12	$(.57)	$.19

Net income (loss) per common share, assuming dilution	$.10	$.11	$(.53)	$.18

	2001 Quarters

	First	Second	Third	Fourth
Total revenues	$19,072	$22,543	$17,081	$16,660

Components of net income (loss):
Income from continuing operations	$1,517	$1,502	$1,368	$860
Income from discontinued operations	469	593	618	402
Net realized investment gains (losses)	14	(161)	(1,645)	(3,757)

Net income (loss)	$2,000	$1,934	$341	$(2,495)

Net income (loss) per common share	$.26	$.26	$.05	$(.33)

Net income (loss) per common share, assuming dilution	$.24	$.23	$.04	$(.33)

     Reporting the results of insurance operations on a quarterly basis requires the use of numerous estimates throughout the year, primarily in the computation of reserves, amortization of deferred policy acquisition costs and present value of future profits, and the effective rate for income taxes. It is our practice to review estimates at the end of each quarter and, if necessary, make appropriate adjustments, with the effect of such adjustments being reported in current operations. Only at year-end are we able to assess the accuracy of our previous quarterly estimates. Our fourth quarter results include the effect of the difference between previous estimates and actual year-end results. Therefore, the results of an interim period may not be indicative of the results of the entire year.

     The quarterly financial data differs from our filed Form 10-Qs due to the adoption of SFAS No. 142 and due to the International Operations being recorded in Discontinued Operations.

Schedule II — Condensed Financial Information of Registrant

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31

	2002	2001

ASSETS
Investments:
Investment in subsidiaries	$111,033	$78,646
Surplus debenture due from Standard Life	27,000	27,000
Equity securities available for sale, at fair value (cost: $32 in 2002 and $7 in 2001)	32	7
Real estate	90	115
Notes receivable from officers and directors	776	776

Total investments	138,931	106,544
Cash and cash equivalents	1,608	339
Property and equipment, less depreciation of $3,271 in 2002 and $2,171 in 2001	11,282	11,665
Note receivable from affiliate	—	2,858
Amounts receivable from subsidiaries	5,154	3,148
Other assets	3,645	1,563

Total assets	$160,620	$126,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$12,500	$19,100
Note payable to affiliate	—	2,858
Capital lease obligations	804	1,152
Mortgage payable	6,757	6,900
Amounts due to subsidiaries	30,748	3,148
Other liabilities	1,377	2,070

Total liabilities	52,186	35,228
Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Preferred stock, no par value	—	—
Common stock and additional paid-in capital, no par value	63,857	63,011
Treasury stock, at cost	(7,671)	(7,589)
Accumulated other comprehensive loss:
Unrealized gain (loss) on securities	11,739	(3,927)
Foreign currency translation adjustment	—	(2,245)
Retained earnings	19,809	20,939

Total shareholders’ equity	87,734	70,189

Total liabilities and shareholders’ equity	$160,620	$126,117

See accompanying notes to condensed financial statements

Schedule II – Condensed Financial Information of Registrant – (continued)

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31

	2002	2001	2000

Revenues:
Management fees from subsidiaries	$3,500	$4,750	$3,850
Interest income from subsidiaries	1,915	2,615	3,209
Rental income from subsidiaries	1,854	1,100	1,100
Other income	15	40	409
Net realized investment losses	(1,001)	(1,310)	(820)

Total revenues	6,283	7,195	7,748
Expenses:
Operating expenses	5,548	4,332	4,487
Interest expense and financing costs	4,767	3,519	3,416
Interest expense on note payable to affiliate	50	125	179

Total expenses	10,365	7,976	8,082

Loss before federal income taxes, equity in earnings of consolidated subsidiaries, extraordinary loss and preferred stock dividends	(4,082)	(781)	(334)
Federal income tax benefit	(2,353)	(34)	(1,145)

Income (loss) before equity in earnings of consolidated subsidiaries, extraordinary loss and preferred stock dividends	(1,729)	(747)	811
Equity in earnings of consolidated subsidiaries	599	2,527	4,815

Income (loss) before extraordinary loss and preferred stock dividends	(1,130)	1,780	5,626
Extraordinary loss	—	—	(359)

Net income (loss)	(1,130)	1,780	5,267
Preferred stock dividends	—	(318)	(506)

Earnings available to common shareholders	$(1,130)	$1,462	$4,761

See accompanying notes to condensed financial statements

Schedule II – Condensed Financial Information of Registrant – (continued)

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31

	2002	2001	2000

Operating Activities
Net income (loss)	$(1,130)	$1,780	$5,267
Change in deferred income taxes	(1,481)	—	—
Depreciation and amortization	1,391	801	650
Equity in earnings of subsidiaries	(599)	(2,527)	(4,815)
Dividends	—	2,100	2,500
Net realized investment losses	1,001	1,310	820
Other	633	(355)	(909)

Net cash provided (used) by operating activities	(185)	3,109	3,513
Investing Activities
Investments, net	(18)	(321)	98
Capital contribution to Standard Life	(15,000)	—	—
Purchase of HomeMed Channel, Inc.	(1,025)	—	—
Purchase of PCA	(190)	—	—
Purchase of property and equipment, net	(777)	(12,250)	(1,004)

Net cash used by investing activities	(17,010)	(12,571)	(906)
Financing Activities
Borrowings	200	26,218	11,000
Borrowings from affiliates	25,321	2,534	—
Repayments of notes payable and preferred stock	(6,942)	(18,930)	(14,000)
Issuance of common stock and warrants	(33)	(8)	867
Purchase of common stock for treasury	(82)	—	(304)
Dividends on preferred stock	—	(318)	(506)

Net cash provided (used) by financing activities	18,464	9,496	(2,943)

Net increase (decrease) in cash and cash equivalents	1,269	34	(336)
Cash and cash equivalents at beginning of year	339	305	641

Cash and cash equivalents at end of year	$1,608	$339	$305

See accompanying notes to condensed financial statements

Schedule II—Condensed Financial Information of Registrant (continued)

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2002

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

2. Dividends from Subsidiaries

Standard Management did not receive any dividends from its subsidiaries in 2002. We received $1.6 million and $2.0 million of dividends from subsidiaries in 2001 and 2000, respectively.

3. Amounts due to subsidiaries

We have $25.6 million of outstanding affiliated borrowings at December 31, 2002 pursuant to a Revolving Line of Credit Agreement of $30.0 million in the form of a revolving loan arrangement between Standard Management Financial Corporation and the Company. Borrowings under the Revolving Line of Credit Agreement may be used for general corporate purposes and to repay outstanding debt. The outstanding balance bears interest equal to the prime rate and interest payments are payable quarterly.

Schedule IV — Reinsurance

STANDARD MANAGEMENT CORPORATION

Years Ended December 31, 2002, 2001 and 2000
(Dollars in Thousands)

					Percentage
					of Amount
	Gross	Ceded to Other	Assumed		Assumed
	Amount	Companies	From Other Companies	Net Amount	to Net

Year Ended December 31, 2002
Life insurance in force	$1,089,067	$543,782	$73,145	$618,430	11.83%

Premiums:
Life insurance and annuities	$10,079	$2,946	$785	$7,918
Accident and health insurance	13	10	—	3
Supplementary contract and other funds on deposit	1,270	—	—	1,270

Total premiums	$11,362	$2,956	$785	$9,191

Year Ended December 31, 2001
Life insurance in force	$1,309,989	$647,053	$81,633	$744,569	10.96%

Premiums:
Life insurance and annuities	$11,912	$4,381	$796	$8,327
Accident and health insurance	370	10	—	360
Supplementary contract and other funds on deposit	789	—	—	789

Total premiums	$13,071	$4,391	$796	$9,476

Year Ended December 31, 2000
Life insurance in force	$1,739,302	$787,590	$90,854	$1,042,566	8.71%

Premiums:
Life insurance and annuities	$11,634	$4,783	$937	$7,788
Accident and health insurance	128	12	—	116
Supplementary contract and other funds on deposit	1,570	—	—	1,570

Total premiums	$13,332	$4,795	$937	$9,474