Form 10-Q
period 2003-03-31
STANDARD MANAGEMENT CORP
filed 2003-05-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☐   No ☑

As of May 1, 2003, the Registrant had 8,057,089 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

INDEX

		Page Number

Part I	FINANCIAL INFORMATION:
Item 1	Financial Statements
	Consolidated Balance Sheets —
	March 31, 2003 (Unaudited) and December 31, 2002 (Audited)	3
	Consolidated Statements of Income —
	For the Three Months Ended March 31, 2003 and 2002 (Unaudited)	4
	Consolidated Statements of Shareholders’ Equity —
	For the Three Months Ended March 31, 2003 and 2002 (Unaudited)	5
	Consolidated Statements of Cash Flows —
	For the Three Months Ended March 31, 2003 and 2002 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-24
Item 3	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4	Controls and Procedures	24
Part II	OTHER INFORMATION:
Item 6	Exhibits and Reports on Form 8-K	25
	SIGNATURES	25
	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26-27

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31	December 31
	2003	2002

	(Unaudited)	(Audited)

ASSETS
Investments:
Securities available for sale:
Fixed maturity securities at fair value (amortized cost $1,462,069 in 2003 and $1,350,961 in 2002)	$1,487,858	$1,379,792
Mortgage loans on real estate	6,070	6,348
Policy loans	12,540	12,722
Real estate	1,275	1,252
Equity-indexed call options	3,541	3,904
Short-term investments	616	713
Other invested assets	926	1,076

Total investments	1,512,826	1,405,807
Cash and cash equivalents	33,582	60,197
Accrued investment income	14,125	16,255
Amounts due and recoverable from reinsurers	38,563	38,951
Deferred policy acquisition costs	158,340	153,954
Present value of future profits	14,870	14,949
Goodwill	10,320	6,417
Property and equipment (less accumulated depreciation of $4,098 in 2003 and $3,903 in 2002)	12,941	12,832
Other assets	6,708	5,785

Total assets	$1,802,275	$1,715,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,653,975	$1,570,348
Accrued expenses and other payables	5,093	5,561
Obligations of capital lease	706	804
Mortgage payable	6,908	6,757
Notes payable	13,300	13,000
Current income taxes	2,064	3,811
Deferred federal income taxes	7,158	6,432

Total liabilities	1,689,204	1,606,713

Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Preferred stock, no par value:
Authorized 870,000 shares; none issued and outstanding	—	—
Common stock and additional paid in capital, no par value:
Authorized 20,000,000 shares; issued 9,572,167 in 2003 and 9,369,752 in 2002	67,858	63,857
Treasury stock, at cost, 1,515,078 shares in 2003 and 2002	(7,671)	(7,671)
Accumulated other comprehensive income	10,365	11,739
Retained earnings	21,819	19,809

Total shareholders’ equity	92,371	87,734

Total liabilities and shareholders’ equity	$1,802,275	$1,715,147

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31

	2003	2002

Revenues:
Premium income	$1,877	$2,383
Net investment income	21,146	17,153
Call option losses	(3,098)	(1,393)
Net realized investment gains (losses)	9,927	(274)
Policy income	2,233	1,777
Fees and other income	349	817

Total revenues from continuing operations	32,434	20,463
Benefits and expenses:
Benefits and claims	2,354	2,292
Interest credited to interest-sensitive annuities and other financial products	11,651	7,894
Amortization	9,879	3,988
Commission expenses	68	577
Other operating expenses	4,410	2,724
Interest expense and financing costs	1,025	1,112

Total benefits and expenses from continuing operations	29,387	18,587
Income before federal income taxes	3,047	1,876
Federal income tax expense	1,037	385

Income from continuing operations	2,010	1,491
Income from discontinued operations less taxes of $0 and $264, respectively	—	513
Cumulative effect of accounting change for goodwill impairment	—	(1,212)

Net income	$2,010	$792

Earnings per share – basic:
Income from continuing operations	$.26	$.19
Income from discontinuing operations	—	.07

Income before cumulative effect of accounting change for goodwill impairment	.26	.26
Cumulative effect of accounting change for goodwill impairment	—	(.16)

Net income	.26	.10

Earnings per share – diluted:
Income from continuing operations	$.25	$.18
Income from discontinuing operations	—	.07

Income before cumulative effect of accounting change for goodwill impairment	.25	.25
Cumulative effect of accounting change for goodwill impairment	—	(.15)

Net income	$.25	$.10

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, Dollars in Thousands)

		Common
		stock and		Accumulated
		additional		other
		paid in	Treasury	comprehensive	Retained
	Total	capital	stock	income (loss)	earnings

Balance at January 1, 2002	$70,189	$63,011	$(7,589)	$(6,172)	$20,939
Comprehensive loss:
Net income	792				792
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes (benefits) of $(3,618)	(7,041)			(7,041)
Change in foreign currency translation	(163)			(163)

Other comprehensive loss	(7,204)
Comprehensive loss	(6,412)
Issuance of common stock and warrants	51	51
Preferred stock dividends	(5)		(5)

Balance at March 31, 2002	$63,823	$63,062	$(7,594)	$(13,376)	$21,731

Balance at January 1, 2003	$87,734	$63,857	$(7,671)	$11,739	$19,809
Comprehensive income:
Net income	2,010				2,010
Other comprehensive loss:
Change in unrealized gain (loss) on securities, net taxes (benefits) of $(591)	(1,374)			(1,374)

Other comprehensive loss	(1,374)
Comprehensive income	636
Issuance of common stock and warrants	4,001	4,001

Balance at March 31, 2003	$92,371	$67,858	$(7,671)	$10,365	$21,819

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Three Months Ended
	March 31

	2003	2002

Operating Activities
Net income	$2,010	$792
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	9,879	3,708
Deferral of acquisition costs	(14,555)	(15,550)
Federal income taxes	(1,408)	(303)
Depreciation and amortization	433	727
Insurance policy liabilities	16,841	10,278
Net realized investment (gains) losses	(9,927)	274
Accrued investment income	2,130	(889)
Cumulative effect of accounting change for goodwill impairment	—	1,212
Other	(44)	857

Net cash provided by operating activities	5,359	1,106

Investing Activities
Fixed maturity securities available for sale:
Purchases	(621,939)	(169,843)
Sales	459,713	41,302
Maturities, calls and redemptions	59,965	8,030
Short-term investments, net	(237)	(3,366)
Other investments, net	5	(2,096)

Net cash used by investing activities	(102,493)	(125,973)

Financing Activities
Borrowings (repayments) on notes payable	244	(625)
Premiums received on interest-sensitive and other financial products credited to policyholder account balances, net of premiums ceded	123,687	147,683
Return of policyholder account balances on interest-sensitive annuities and other financial products	(53,414)	(30,252)
Issuance of common stock and warrants	2	45

Net cash provided by financing activities	70,519	116,851

Net increase (decrease) in cash and cash equivalents	(26,615)	(8,016)
Cash and cash equivalents at beginning of period	60,197	18,144

Cash and cash equivalents at end of period	$33,582	$10,128

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The following notes should be read along with the notes to the consolidated financial statements included in the 2002 Form 10-K of Standard Management Corporation (“we”, “our”, “us”, “Standard Management” or the “Company”).

     Standard Management is a holding company that a) develops, markets and/or administers annuity and life insurance products and b) distributes pharmacy goods and services through its health subsidiary.

Note 1 — Basis of Presentation

     Our unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Standard Management’s financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We have also reclassified certain amounts from the prior periods to conform to the 2003 presentation. These reclassifications have no effect on net income or shareholders’ equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     Effective September 17, 2002 we concluded the sale of our International Operations (discontinued operations). We have included in our consolidated balance sheets at December 31, 2002 and for the period ended March 31, 2002 the results from discontinued operations.

     Effective March 25, 2003, we acquired for 200,000 shares of SMC stock, Medical Care & Outcomes, LLC (“MCO”). MCO provides an innovative tool for our health services segment to acquire real-time patient data on compliance and therapeutic outcomes following an office visit or hospital stay. The purchase price included contingent consideration, based on a targeted closing sales price of SMC stock on the anniversary date of the acquisition over each of the next four years. The contingent consideration has been recognized as additional paid in capital in the March 31, 2003 consolidated financial statements. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $3.9 million. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill.

Operating Segments

     We revised our operating segments as of January 1, 2003. The prior period operating segments have been restated to reflect the current period classification. The former Domestic Operations segment is categorized into the following three continuing operating segments.

Financial Services

     Our Financial Services segment is comprised of Standard Life Insurance Company of Indiana (“Standard Life”) and Dixie National Life Insurance Company (“Dixie Life”) life insurance companies. Financial Services consists of revenues earned and expenses incurred from our insurance operations. Our primary products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

Health Services

     Our health services segment, which was formed in 2002, consists of revenues earned and expenses incurred from our pharmaceutical operations. Our primary customer base consists of consumers, academic institutions and mental health facilities. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of our operating expenses.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Services

     Our other services segment consists of revenues earned and expenses incurred related to corporate operations, primarily acquisitions and divestitures, capital management, and administrative marketing services. This marketing activity consists of commission income and expenses for services provided to unaffiliated companies.

Discontinued Operations — International Operations

     Our International Operations (discontinued operations) were sold in the last half of 2002. The 2002 results included revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily is dependant on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses.

Use of Estimates

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

Goodwill

     All goodwill is held in the financial services and health services reportable segments. The activity related to goodwill is summarized as follows for March 31 (dollars in thousands):

	March 31	December 31
	2003	2002

Balance, beginning of year	$6,417	$5,146
Goodwill acquired	3,903	2,483
Goodwill impairment	—	(1,212)

Balance, end of year	$10,320	$6,417

Note 2 — Mortgage Payable, Notes Payable and Trust Preferred Securities

     Our mortgage payable, notes payable and trust preferred securities were as follows (dollars in thousands):

	Interest		March 31	December 31
	Rate		2003	2002

Mortgage payable	7.33%		$6,908	$6,757

Notes payable:
Promissory note	6.00%		500	500
Borrowings under revolving credit agreements	4.89	%(1)	1,800	1,500
Senior subordinated notes	10.00%		11,000	11,000

			$13,300	$13,000

Trust preferred securities	10.25%		$20,700	$20,700

(1)	Current weighted average rate at March 31, 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 — Net Unrealized Gain on Securities Available for Sale

     The components of unrealized gain on securities available for sale in shareholders’ equity are summarized as follows (dollars in thousands):

	March 31	December 31
	2003	2002

Fair value of securities available for sale	$1,487,858	$1,379,792
Amortized cost of securities available for sale	1,462,069	1,350,961

Gross unrealized gain on securities available for sale	25,789	28,831
Adjustments for:
Deferred policy acquisition costs	(6,247)	(6,942)
Present value of future profits	(3,786)	(4,113)
Deferred federal income tax benefits	(5,484)	(6,075)
Other	93	38

Net unrealized gain on securities available for sale	$10,365	$11,739

Note 4 — Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	Three Months Ended
	March 31

	2003	2002

Income:
Net income — basic earnings per share	$2,010	$792

Net income — diluted earnings per share	$2,010	$792

Shares:
Weighted average shares outstanding for basic earnings per share	7,870,298	7,607,930
Effect of dilutive securities:
Stock options	5,307	103,753
Stock warrants	24,433	156,433

Dilutive potential common shares	29,740	260,186

Weighted average shares outstanding for diluted earnings per share	7,900,038	7,868,116

Note 5 — Stock Option Plan

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued in December 2002. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosure in both annual and interim financial statements. Adoption of SFAS No. 148 will not impact our financial position or results of operations. SFAS No. 123, as amended by SFAS No. 148, allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, would result in pro forma net income and pro forma earnings per share of the following for the quarter ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	March 31

	2003	2002

Reported net income	$2,010	$792
Add: Stock-based employee compensation expense included in reported net income	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	(162)	—

Pro forma net income	$1,848	$792

Earnings per share:
Basic — as reported	$.26	$.26
Basic — pro forma	.23	.26
Diluted — as reported	$.25	$.25
Diluted — pro forma	.23	.25

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2002 should be read in conjunction with this Form 10-Q.

     Comparison of the Three Month Period Ended March 31, 2003 and March 31, 2002:

     The following table summarizes the results of our operations (dollars in thousands):

	Three Months Ended
	March 31

	2003	2002

Operating income (loss) before income taxes (continuing operations)	$(1,025)	$2,151
Operating income before income taxes (discontinued operations)	—	777

Consolidated operating income (loss) before income taxes	(1,025)	2,928
Income taxes (benefits) related to operating income (loss)	(348)	743

Consolidated operating income (loss) after taxes	(677)	2,185

Consolidated realized investment gains (losses) before income tax benefits	4,072	(274)
Income taxes (benefits) related to realized investment gains (losses)	1,385	(93)

Consolidated realized investment gains (losses) after tax benefits	2,687	(181)

Income (loss) before cumulative effect of accounting change	2,010	2,004
Cumulative effect of accounting change for goodwill impairment	—	(1,212)

Net income	$2,010	$792

Consolidated Results and Analysis:

     Net income for the first quarter of 2003 was $2.0 million, or $.25 per diluted share, compared to $.8 million, or $.10 per diluted share for the first quarter of 2002. Impacting the quarter were net realized investment gains after tax of $2.7 million, or $.34 per diluted share. The net realized investment gains offset tax basis capital loss carryforwards, resulting in no current income tax liability. Pretax operating loss included charges of $.07 per diluted share of operating expenses corresponding to the development of our new Health Services segment. In the Financial Services segment, net income was affected by $.07 per diluted share associated with reduced spread income reflecting the lower interest rate environment, $.03 per diluted share from unfavorable mortality, and $.02 per diluted share associated with litigation costs. The prior year period included $.03 per diluted share from a lower effective tax rate resulting from the use of tax loss carryforwards.

     Net income for the first quarter of 2002 was $.8 million, or $.10 per diluted share, compared to $2.0 million, or $.24 per diluted share, in the first quarter of 2001. Impacting the quarter were net realized investment losses from the sale of fixed maturity securities of $.03 per diluted share, and a higher effective tax rate of $.02 per diluted share. Pretax operating earnings increased 16% over the comparable quarter and were positively impacted by an increase in net investment spread of $.06 per diluted share.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Offsetting this increase was higher than expected mortality experience of $.02 per diluted share and the cumulative effect of accounting for goodwill impairment of $.15 per diluted share.

Financial Services:

	Three Months Ended
	March 31

	2003	2002

	(Dollars in thousands)
Premiums and Deposits Collected:
Traditional life	$1,877	$2,384

Deferred annuities	49,275	88,632
Single premium immediate annuities and other deposits	38,509	36,436
Equity-indexed annuities	35,758	22,459
Universal and interest-sensitive life	152	160

Subtotal — interest sensitive and other financial products	123,694	147,687

Total premiums and deposits collected	$125,571	$150,071

Statement of Operations:
Premium income	$1,877	$2,384
Policy income	2,233	1,777

Total policy related income	4,110	4,161
Net investment income	21,143	17,146
Call option losses	(3,098)	(1,393)
Fees and other income	114	106

Total revenues	22,269	20,020

Benefits and claims	2,354	2,292
Interest credited to interest sensitive annuities and other financial products	11,651	7,894
Amortization	4,023	3,988
Commission expenses	(3)	363
Other operating expenses	1,919	1,477

Total benefits and expenses	19,944	16,014

Operating income before income taxes	2,325	4,006
Federal income tax expense	792	1,362

Operating income after income taxes	1,533	2,644
Net realized investment gains (losses), net of related amortization and income taxes	2,687	(181)

Cumulative effect of accounting change for goodwill impairment	—	(1,212)

Net income	$4,220	$1,251

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

General: Our financial services segment consists of revenues earned and expenses incurred from our insurance operations. Our primary products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

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

•	Premium deposits for the first quarter of 2003 decreased $24.0 million or 16%, to $123.7 million, compared to the first quarter of 2002. Deferred annuities decreased $39.4 million or 44%, to $49.3 million. Single premium immediate annuities increased $2.1 million, or 6%, to $38.5 million. Deposits from equity-indexed annuities increased $13.3 million or 59%, to $35.8 million.

Premium deposits decreased in the 2003 period primarily because of continued focus on increasing margins and lowering front-end product costs.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

•	Premium income for the first quarter of 2003 decreased by $.5 million or 21%, to $1.9 million compared to the first quarter of 2002. Effective August 2001, we suspended the active marketing of life products indefinitely. However, we continue to manage our in force life business.

Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned on terminated universal life and annuity policies.

•	Policy income for the first quarter of 2003 increased $.5 million or 26%, to $2.2 million compared to the first quarter of 2002.

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

•	Net investment income for the first quarter of 2003 increased by $4.0 million or 23%, to $21.1 million compared to the first quarter of 2002. Net investment income increased as a result of a $437.6 million or 44%, increase in the weighted average invested assets for the period, which was partially offset by a decrease in the net investment yields earned on average invested assets of 5.88% for the first quarter of 2003 compared to 6.70% for the first quarter 2002. Decline in net investment yields are due primarily to investing new premium deposits in assets earning lower money yields.

See also “Call option losses” and “Interest credited to interest sensitive annuities and other financial products” for information regarding the impact of our equity-indexed products.

Call option losses relate to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

•	Call option losses for the first quarter of 2003 increased by $1.7 million or 122%, to $3.1 million compared to the first quarter of 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Call option losses for the first quarter of 2003 were due to the impact from changes in the market value of our call options as a result of changes in the S & P 500 Index and the purchase of additional options to support increased equity-indexed liabilities.

Fees and other income consists of fee income related to servicing unaffiliated blocks of business and experience refunds.

•	Fees and other income increased $8,000 or 8%, to $.1 million.

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

•	Benefits and claims for the first quarter of 2003 increased $.1 million or 3%, to $2.4 million compared to the first quarter of 2002, and includes the impact from less traditional life business.

Interest credited to interest sensitive annuities and other financial products represents interest credited to insurance liabilities of the deferred annuities, single premium immediate annuities, equity-indexed annuities and other financial products. This expense fluctuates with changes in 1) the average interest sensitive insurance liabilities, 2) the average credited rate on those liabilities, 3) the market value fluctuations of call options and 4) the impact of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities.”

•	During the first quarter of 2003, interest credited increased $3.8 million to $11.7 million, an increase of 48% compared to the first quarter of 2002. This increase is primarily due to a 48% increase in average interest sensitive liabilities of $459.2 million and $1.4 million from the impact of SFAS No. 133, offset by a reduction of $1.0 million from changes in the market value of liabilities supporting equity-indexed products.

The weighted average credited rates for the first quarter of 2003 and 2002 were 4.28% and 4.74%, respectively. The decline in average credited rates is due to rate reductions taken by management to reflect the reduction in net investment earned rates over the same period.

Amortization includes 1) amortization related to the present value of our policies purchased from our acquired insurance business and 2) amortization of deferred acquisition costs related to capitalized costs of our insurance business sold.

•	Amortization for the first quarter of 2003 was $4.0 million, unchanged compared to the first quarter of 2002.

Commission expenses represent commission expenses, net of deferrable amounts.

•	Commission expenses decreased $.4 million to $(3,000). The decrease in net commission expense is a result of a change in deferral practice on renewal commissions in excess of ultimate commission rates. Previously, no renewal commissions have been deferred. Effective in 2003, we have deferred all renewal commissions that are in excess of ultimate renewal commission rates resulting in a decrease in net commission expense.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

•	Other operating expenses for the first quarter of 2003 increased $.5 million or 30%, to $2.0 million compared to the first quarter of 2002. Other operating expenses increased due to increased litigation costs and lower expense deferrals. These items were offset by a decrease in salary expense resulting from realigning personnel between business segments.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

See also “Other operating expenses” in the other services segment for corresponding increase in salary expense.

Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the present value of future profits.

•	Net realized investment gains, net of related amortization, were $4.1 million in the first quarter of 2003, largely resulting from a strategy to realize tax basis capital loss carryforwards.

•	Approximately 98% of our fixed maturity securities are classified as investment grade at March 31, 2003.

Health Services:

	Three Months Ended
	March 31

	2003	2002

	(Dollars in thousands)
Gross Margin on Sales:
Sales	$692	$22

Cost of goods sold	573	13
Fulfillment costs
Processing costs	201	—
Shipping costs	26	—

Total cost of sales	800	13
Gross margin on sales	$(108)	$9

Statement of Operations:
Gross margin on sales	$(108)	$9
Other income	13	1

Total revenues	(95)	10

Marketing and sales expenses	122	—
Commission expenses	22	—
Other operating expenses	594	13
Interest expense and financing costs	8	—

Total expenses	746	13

Income before income taxes	$(841)	$(3)
Federal income tax (benefit) expense	(286)	—

Net income (loss)	$(555)	$(3)

General: Our health services segment consists of revenues earned and expenses incurred from our pharmaceutical operations. Our primary customer base consists of consumers, academic institutions and mental health facilities. The profitability of this

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

segment is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of our operating expenses.

Gross margin on sales consist of gross revenue from sales of product and related shipping fees, net of discounts, coupons, and sales returns less cost of goods and fulfillment costs. Cost of goods include the products sold to the Company’s customers, including allowances for shrinkage, damage, slow movement and expired inventory, as well as outbound shipping costs. Fulfillment costs consist of expenses relating to packaging supplies, credit card processing fees, payroll expenses related to customer service, warehouse personnel and pharmacists engaged in order verification activities, and rent and depreciation expense related to equipment and fixtures in our facility.

•	Gross margin on sales for the first quarter of 2003 decreased $.1 million to $(.1) million, compared to the first quarter of 2002.

Gross margin on sales decreased in the 2003 period primarily due to 1) a change in the manufacturer-wholesaler for the purchase of our pharmaceuticals, 2) product mix, and 3) fulfillment costs.

Net sales for the first quarter of 2003 increased by $.6 million compared to the first quarter of 2002 due to an increase in order volume and a growing customer base.

Other income consists of consignment service fees for managing customers inventory related to clinical studies.

•	Other income for the first quarter of 2003 increased by $12,000 to $13,000 compared to the first quarter of 2002. The Company expects these contracts to continue through the end of 2003.

Marketing and sales expenses include advertising and marketing expenses, promotional expenditures, payroll, and related expenses for personnel engaged in marketing and sales activities.

•	Marketing and sales expenses increased $.1 million to $.1 million for the first quarter of 2003 compared to the first quarter of 2002. The $.1 million increase is primarily attributable to initiating new marketing campaigns to our existing channels and salary expenses related to establishing an executive sales team.

Commission expense includes sale personnel payments for acquired new customer accounts.

•	Commission expense for the first quarter of 2003 increased by $22,000, to $22,000 compared to the first quarter of 2002. We expect these contracts to continue through the end of 2003.

Other operating expenses consist of general operating expenses, including salaries for executive and administrative personnel, other professional fees, and travel expenses.

•	Other operating expenses for the first quarter of 2003 increased $.5 million to $.5 million compared to the first quarter of 2002. The increase is primarily a result of the transfer of personnel through acquisitions, the development of an executive management team and other professional fees relating to the design of our website and pharmacy system.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Other Services:

	Three Months Ended
	March 31

	2003	2002

	(Dollars in thousands)
Statement of Operations:
Net investment income	$2	$6
Commission income	318	692
Fees and other income	11	9

Total revenues	331	707

Commission expenses	49	214
Other operating expenses	1,773	1,243
Interest expense and financing costs	1,017	1,103

Total expenses	2,839	2,560

Income (loss) before income taxes	(2,508)	(1,853)
Federal income tax (benefit) expense	(853)	(884)

Net income (loss)	$(1,655)	$(969)

General: Our other services segment consists of revenues earned and expenses incurred related to corporate operations, primarily acquisitions and divestitures, capital management, and administrative marketing services. This marketing activity consists of commission income and expenses for services provided to unaffiliated companies.

Commission income consists of fee income related to servicing unaffiliated blocks of business.

•	Commission income decreased $.4 million or 54%, to $.3 million compared to the first quarter of 2002. Commission income decreased due to a change in the product mix administrated through our marketing services.

Commission expenses represent commission expenses related to servicing unaffiliated blocks of business.

•	Commission expenses decreased $.2 million or 77%, to $49,000 compared to the first quarter of 2002. Commission expense decreased due to a change in product mix administrated through our marketing services.

Other operating expenses consist of corporate operating expenses, including salaries.

•	Other operating expenses for the first quarter of 2003 increased $.5 million or 43%, to $1.8 million compared to the first quarter of 2002. Other operating expenses increased primarily due to salary expense resulting from realigning personnel between segments.

See also “Other operating expenses” in the financial services segment for the corresponding decrease.

Interest expense and financing costs represents interest, deferred debt costs, and distributions for the Trust Preferred securities issued by the company.

•	Interest expense and financing costs decreased $.1 million or 8% to $1.0 million compared to the first quarter of 2002. This decrease is due to lower interest rates.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Discontinued Operations:

	Three Months Ended
	March 31

	2003	2002

	(Dollars in thousands)
Premiums and Deposits Collected:
Traditional life	$—	$14
Separate account deposits	—	13,829

Total premiums and deposits collected	$—	$13,843

Statement of Operations:
Premium income	$—	$14
Net investment income	—	81
Separate account fees	—	1,881

Total revenues	—	1,976

Benefits and claims	—	60
Amortization	—	139
Commission expenses	—	54
Other operating expenses	—	946

Total benefits and expenses	—	1,199

Income before income taxes	$—	$777
Federal income tax (benefit) expense	—	264

Net income	$—	$513

General: Our International Operations (discontinued operations) were sold in the last half of 2002. The 2002 results included revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily is dependant on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses.

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

•	Separate account deposits were $13.8 million for the first quarter of 2002. The International Operations were sold in 2002.

Net investment income represents income earned on our corporate assets such as cash, short-term investments and fixed securities. Standard Management International was required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

•	Net investment income was $.1 million for the first quarter of 2002. Corporate assets averaged $7.8 million for the first quarter of 2002 and primarily consist of cash and short-term investments.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

•	The net investment yields earned on average invested assets were 4.15% for the first quarter of 2002.

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

•	Fees from separate accounts for the first quarter of 2002 were $1.9 million. Actual separate account assets decreased $66.5 million or 13%, to $429.5 million from the comparable prior period.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business and foreign exchange translation.

•	Amortization for the first quarter of 2002 was $.1 million.

Commission expenses represent commission expenses, net of deferrable amounts.

•	Commission expenses were $.1 million for the first quarter of 2002. Due to the nature of our business, most incurred commissions are deferred.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

•	Other operating expenses for the first quarter of 2002 were $.9 million.

Foreign currency translation for the first quarter of 2002 was impacted by the strengthening and weakening of the United States dollar relative to foreign currencies, primarily the Euro. The impact of these translations has been quantified on fees from separate accounts and amortization.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

     Standard Management is a financial and health services holding company whose liquidity requirements are met through payments received from our subsidiaries. These payments include 1) surplus debenture interest, 2) dividends, 3) management fees, 4) equipment rental fees, 5) lease income and 6) allocation of taxes through a tax sharing agreement, all of which are subject to restrictions under applicable insurance laws and are used to pay our operating expenses and meet our debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets.

Potential Cash Available for 2003

     We anticipate that available cash from our existing working capital, surplus debenture interest, dividends, management fees, equipment rental fees, lease income and tax sharing payments will be more than adequate to meet our anticipated parent company cash requirements for 2003. The following describes our potential sources of cash in 2003.

     Surplus Debenture Interest: We loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements (“Surplus Debentures”), which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. We currently anticipate that these quarterly approvals will be granted. Assuming the approvals are granted and the March 31, 2003 interest rate of 6.25% continues, we expect to receive interest income of $1.8 million from the Surplus Debentures in 2003.

     Dividends paid from Standard Life are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2002, we did not receive dividends from our insurance subsidiaries. In 2003, we could receive dividends of approximately $5.6 million from Standard Life, without regulatory approval; however, payment of dividends will require approval from SCOR Life U.S. Insurance Company, a reinsurer of Standard Life.

     Management Fees: Pursuant to a management services agreement, Standard Life paid $3.0 million during 2002 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $1.1 million in 2002 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2003, we expect to receive management fees of $3.6 million from Standard Life.

     Equipment Rental Fees: In 2002, we charged subsidiaries $1.1 million for the use of our equipment. In 2003, we expect to receive $1.1 million of equipment rental fees from Standard Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     Lease Income: Effective January 1, 2002, we entered into a lease agreement with Standard Life whereby Standard Life will lease approximately 43,000 square feet of our office space located at 10689 North Pennsylvania Street. In 2003, we expect to receive lease income of $.8 million from Standard Life.

     Tax Sharing Payments: Effective January 1, 2000 we entered into a tax sharing agreement with Savers Marketing and Standard Management International that allocates the consolidated federal income tax liability. During 2002, Savers Marketing paid $.1 million and Standard Management International paid $.6 million in accordance with this agreement. Standard Management International terminated its participation in this agreement with the sale of our International Operations in the last half of 2002. We do not expect tax sharing payments in 2003 to be material.

Estimated Cash Required in 2003

     The following are the characteristics of our mortgage payable, promissory note, notes payable and Trust Preferred securities, including estimated required payments in 2003.

     Mortgage Payable:

     The following are characteristics of our mortgage payable agreement at March 31, 2003:

•	outstanding balance of $6.9 million;

•	weighted average interest rate of 7.33% per annum;

•	principal and interest payments: $57,000 per month through December, 2011;

•	interest payments required in 2003 based on current balances will be $.5 million;

•	note may be prepaid on or before January, 2005 at 105% and declining to 101% after December, 2008.

Notes Payable:

     The following are characteristics of our promissory note at March 31, 2003:

•	outstanding balance of $.5 million;

•	interest rate of 6.0% per annum;

•	principal and interest payments: $30,000 interest per year in 2003 and 2004; principal payments thereafter beginning in 2005 through 2007;

•	interest payments required in 2003 based on current balances will be $30,000.

     The following are characteristics of our amended credit agreement at March 31, 2003:

•	outstanding balance of $1.5 million;

•	weighted average interest rate of 4.91%;

•	principal payments: $.6 million paid in January 2002, $3.75 million paid in September 2002, $2.0 million paid in October 2002 and $.25 million paid in December 2002. The remaining principal payment of $1.5 million is due in September 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2003 based on current balances will be $49,000.

     The following are characteristics of our subordinated debt agreement at March 31, 2003:

•	outstanding balance of $11.0 million;

•	interest rate is greater of 1) 10% per annum or 2) six month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%;

•	due October 2007;

•	interest payments required in 2003 based on current balances will be $1.1 million.

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

     The following are characteristics of our Trust Preferred securities at March 31, 2003:

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

General: On a consolidated basis we reported net cash provided by operations of $5.4 million and $1.1 million for the first quarter of 2003 and 2002, respectively. At April 1, 2003, we had “parent company only” cash and short-term investments of $.3 million which are available for general corporate purposes. Annual parent company operating expenses (not including interest expense) were $5.5 million and $4.3 million for 2002 and 2001, respectively.

Liquidity of Insurance Operations

     Insurance Operations: The principal liquidity requirements of Standard Life are its 1) contractual obligations to policyholders, 2) Surplus Debenture interest, dividends, management fees and rental fees to Standard Management and 3) operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of annuity products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life’s A.M. Best rating and events in the industry that affect policyholders’ confidence. In August 2002, Standard Life received a rating from A.M. Best of (“B+”), or “very

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

good” category, a one-category reduction from its previous rating of (“B++”) (Very Good). A.M. Best cited “rapid growth in the annuity business, modest risk-adjusted capitalization and high exposure to below investment grade bonds as a percentage of capital and surplus,” as the primary reasons for the rating change.

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

     Changes in interest rates may affect our incidence of policy surrenders and other withdrawals. In addition to the potential effect on liquidity, unanticipated withdrawals in a changing interest rate environment could adversely affect our earnings if we were required to sell investments at reduced values to meet liquidity demands. We manage our asset and liability portfolios in order to minimize the adverse earnings effect of changing market interest rates. We seek assets that have duration characteristics similar to the liabilities that they support. We also prepare cash flow projections and perform cash flow tests under various market interest rate scenarios to assist in evaluating liquidity needs and adequacy. Our insurance subsidiaries currently expect available liquidity sources and future cash flows to be adequate to meet the demand for funds.

     Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners as modified by the Indiana Department of Insurance, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses, but certain products continue to cause a statutory loss in the year written. Our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions with funds generated through our debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2003. As of March 31, 2003, Standard Life had statutory capital and surplus for regulatory purposes of $59.0 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $48.2 million for the first quarter of 2003 and $112.3 million for the first quarter of 2002. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations in our Form 10-K for the year ended December 31, 2002. There have been no material changes in 2003 to these risks or the management of these risks.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1	Employment Agreement by and between Standard Management and Ronald D. Hunter dated and effective January 1, 2003.
10.2	Employment Agreement by and between Standard Management and Paul B. (“Pete”) Pheffer dated and effective January 1, 2003.
99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

     On February 21, 2003, we filed a Current Report on Form 8-K reporting the amendment to the quarterly report for the period ended September 30, 2002 giving effect to the error in calculating the gain on sale of discontinued operations.

     On March 10, 2003, we filed a Current Report on Form 8-K/A amending the Form 8-K filed on February 21, 2003.

     On April 1, 2003, we filed a report on Form 8-K with the Commission related to the appointment of an officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

/s/ Paul B. (“Pete”) Pheffer

Paul B. (“Pete”) Pheffer President and Chief Financial Officer