Form 10-Q
period 2003-06-30
STANDARD MANAGEMENT CORP
filed 2003-08-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003 or

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

As of August 14, 2003, the Registrant had 8,069,089 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

INDEX

		Page Number

Part I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheets — June 30, 2003 (Unaudited) and December 31, 2002 (Audited)	3
	Consolidated Statements of Income — For the Six Months Ended June 30, 2003 and 2002 (Unaudited)	4
	Consolidated Statements of Shareholders’ Equity — For the Six Months Ended June 30, 2003 and 2002 (Unaudited)	6
	Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2003 and 2002 (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	8-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
Part II.	OTHER INFORMATION:
Item 1.	Legal Proceedings	33
Item 2.	Changes in Securities and Use of Proceeds	33
Item 4.	Submission of Matters to a Vote of Securities Holders	33
Item 6.	Exhibits and Reports on Form 8-K	33
	SIGNATURES	34

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30	December 31
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities at fair value (amortized cost $1,561,242 in 2003 and $1,350,961 in 2002)	$1,608,387	$1,379,792
Mortgage loans on real estate	4,672	6,348
Policy loans	12,470	12,722
Real estate	1,006	1,252
Equity-indexed call options	11,882	3,904
Short-term investments	650	713
Other invested assets	981	1,076

Total investments	1,640,048	1,405,807
Cash and cash equivalents	14,450	60,197
Accrued investment income	16,252	16,255
Amounts due and recoverable from reinsurers	37,341	38,951
Deferred policy acquisition costs	157,513	153,954
Present value of future profits	11,442	14,949
Goodwill	10,910	6,417
Property and equipment (less accumulated depreciation of $4,485 in 2003 and $3,903 in 2002)	12,837	12,832
Other assets	8,024	5,785

Total assets	$1,908,817	$1,715,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,744,486	$1,570,348
Accrued expenses and other payables	6,754	5,561
Obligations of capital lease	618	804
Mortgage payable	6,881	6,757
Notes payable	15,250	13,000
Current income taxes	1,246	3,811
Deferred federal income taxes	10,817	6,432

Total liabilities	1,786,052	1,606,713

Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Preferred stock, no par value:
Authorized 870,000 shares; none issued and outstanding	—	—
Common stock and additional paid in capital, no par value:
Authorized 20,000,000 shares; issued 9,572,167 in 2003 and 9,369,752 in 2002	67,856	63,857
Treasury stock, at cost, 1,515,078 shares in 2003 and 2002	(7,671)	(7,671)
Accumulated other comprehensive income	19,029	11,739
Retained earnings	22,851	19,809

Total shareholders’ equity	102,065	87,734

Total liabilities and shareholders’ equity	$1,908,817	$1,715,147

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Revenues:
Premium income	$2,424	$1,838	$4,301	$4,222
Net investment income	20,623	18,493	41,769	35,644
Call option gains (losses)	6,087	(5,598)	2,989	(6,991)
Net realized investment gains (losses)	8,347	(8,624)	18,274	(8,898)
Policy income	2,740	1,946	4,973	3,723
Fees and other income	167	266	516	1,082

Total revenues from continuing operations	40,388	8,321	72,822	28,782
Benefits and expenses:
Benefits and claims	3,246	2,482	5,600	4,774
Interest credited to interest-sensitive annuities and other financial products	21,123	10,240	32,774	18,133
Amortization	8,010	2,140	17,889	6,128
Commission expenses	6	(174)	74	403
Other operating expenses	5,466	2,390	9,876	5,115
Interest expense and financing costs	988	1,123	2,013	2,234

Total benefits and expenses from continuing operations	38,839	18,201	68,226	36,787
Income (loss) before federal income taxes	1,549	(9,880)	4,596	(8,005)
Federal income tax expense (benefit)	517	(6,017)	1,554	(5,633)

Income (loss) from continuing operations	1,032	(3,863)	3,042	(2,372)
Discontinued operations:
Income from discontinued operations (less taxes of $0, $285, $0, and $550)	—	556	—	1,068
Gain from the sale of discontinued operations (less taxes of $0, $2,169, $0 and $2,169)	—	4,210	—	4,210

Total discontinued operations	—	4,766	—	5,278
Cumulative effect of accounting change for goodwill impairment	—	—	—	(1,212)

Net income	$1,032	$903	$3,042	$1,694

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Earnings per share – basic:
Income (loss) from continuing operations	$.13	$(.50)	$.38	$(.31)
Discontinued operations:
Income from discontinued operations	—	.07	—	.14
Gain from the sale of discontinued operations	—	.55	—	.55

Total discontinued operations	—	.62	—	.69

Cumulative effect of accounting change for goodwill impairment	—	—	—	(.16)

Net income	$.13	$.12	$.38	$.22

Earnings per share – diluted:
Income (loss) from continuing operations	$.13	$(.48)	$.38	$(.29)
Discontinued operations:
Income from discontinued operations	—	.07	—	.13
Gain from the sale of discontinued operations	—	.52	—	.52

Total discontinued operations	—	.59	—	.65

Cumulative effect of accounting change for goodwill impairment	—	—	—	(.15)

Net income	$.13	$.11	$.38	$.21

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, Dollars in Thousands)

		Common
		stock and		Accumulated
		additional		other
		paid in	Treasury	comprehensive	Retained
	Total	capital	stock	income (loss)	earnings

Balance at January 1, 2002	$70,189	$63,011	$(7,589)	$(6,172)	$20,939
Comprehensive loss:
Net income	1,694				1,694
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes (benefits) of $1,542	2,885			2,885
Change in foreign currency translation	(521)			(521)

Other comprehensive income	2,364
Comprehensive income	4,058
Issuance of common stock and warrants	837	837
Exercise of common stock options	(251)	(251)
Preferred stock dividends	(5)		(5)

Balance at June 30, 2002	$74,828	$63,597	$(7,594)	$(3,808)	$22,633

Balance at January 1, 2003	$87,734	$63,857	$(7,671)	$11,739	$19,809
Comprehensive income:
Net income	3,042				3,042
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes (benefits) of $3,854	7,290			7,290

Other comprehensive income	7,290
Comprehensive income	10,332
Issuance of common stock and warrants	3,999	3,999

Balance at June 30, 2003	$102,065	$67,856	$(7,671)	$19,029	$22,851

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Six Months Ended
	June 30

	2003	2002

Operating Activities
Net income	$3,042	$1,694
Net income from discontinued operations	—	(1,068)
Gain from the sale of discontinued operations	—	(4,210)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	17,889	5,161
Deferral of acquisition costs	(25,124)	(31,312)
Federal income taxes	(4,377)	(7,339)
Depreciation and amortization	683	1,691
Insurance policy liabilities	27,084	30,189
Net realized investment (gains) losses	(18,274)	8,898
Net accrual of bond discount	3,014	727
Accrued investment income	3	(3,581)
Cumulative effect of accounting change for goodwill impairment	—	1,212
Other	517	(431)

Net cash provided by operating activities	4,457	1,631

Investing Activities
Fixed maturity securities available for sale:
Purchases	(1,032,774)	(518,024)
Sales	695,099	259,195
Maturities, calls and redemptions	142,692	6,500
Short-term investments, net	(4,924)	6,982
Other investments, net	1,861	(1,709)

Net cash used by investing activities	(198,046)	(247,056)

Financing Activities
Borrowings (repayments) on notes payable	2,167	(666)
Premiums received on interest-sensitive and other financial products credited to policyholder account balances, net of premiums ceded	250,016	307,016
Return of policyholder account balances on interest-sensitive annuities and other financial products	(104,341)	(72,491)
Issuance of common stock and warrants	—	530

Net cash provided by financing activities	147,842	234,389

Net increase (decrease) in cash and cash equivalents	(45,747)	(11,036)
Cash and cash equivalents at beginning of period	60,197	18,144

Cash and cash equivalents at end of period	$14,450	$7,108

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The following notes should be read along with the notes to the consolidated financial statements included in the 2002 Form 10-K of Standard Management Corporation, (“we”, “our”, “us”, “Standard Management” or the “Company”).

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

      Effective September 17, 2002 we concluded the sale of our International Operations (discontinued operations). We have included in our consolidated statements of income for the period ended June 30, 2002 the results from discontinued operations.

      Effective March 25, 2003, we acquired for 200,000 shares of our common stock, Medical Care & Outcomes, LLC, (“MCO”). MCO provides an innovative tool for our health services segment to acquire real-time patient data on compliance and therapeutic outcomes following an office visit or hospital stay. The purchase price included contingent consideration, based on a targeted closing sales price of our common stock on the anniversary date of the acquisition over each of the next four years. The contingent consideration has been recognized as additional paid in capital in our June 30, 2003 consolidated financial statements. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $3.9 million. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill.

      Effective June 11, 2003, we acquired from Roche Diagnostics Corporation the business assets of MyDoc.com. MyDoc.com is the first virtual healthcare service where board-certified, state-licensed physicians are available online, 24 hours per day / 7 days per week to diagnose and treat common ailments and provide prescriptions. The purchase price was $645,000 and additional contingent consideration of up to $500,000 may be paid, based on a percentage of gross revenue generated from the MyDoc.com service. The contingent consideration has not been recognized in the June 30, 2003 consolidated financial statements and would be recorded in the future periods upon achievements of the gross revenue targets. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $553,000. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill.

Operating Segments

      We revised our operating segments as of January 1, 2003. The prior period operating segments have been reclassified to reflect the current period classification. The former Domestic Operations segment is categorized into the following three continuing operating segments.

Financial Services

      Our Financial Services segment consists of revenues earned and expenses incurred from our insurance operations, particularly Standard Life Insurance Company of Indiana (“Standard Life”) and Dixie National Life Insurance Company (“Dixie Life”). Our primary insurance products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation (continued)

Health Services

      Our Health Services segment, which was formed in 2002, and is conducted primarily through our subsidiary U.S. Health Services Corporation, develops and distributes retail and third party reimbursed pharmaceutical products and services through direct-to-consumer as well as institutional channels. Our primary customer base consists of consumers, academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies and mental health facilities. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of our operating expenses.

Other Services

      Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs.

Discontinued Operations — International Operations

      Our International Operations (discontinued operations) were sold in the last half of 2002. The 2002 results included revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily was dependent on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses.

Use of Estimates

      The nature of the insurance business requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. For example, we use significant estimates and assumptions in calculating deferred policy acquisition costs, present value of future profits, goodwill, future policy benefits and deferred federal income taxes. If future actual experience differs from these estimates and assumptions, our financial statements could be materially affected.

Goodwill

      The activity related to goodwill is summarized as follows (dollars in thousands):

	June 30	December 31
	2003	2002

Balance, beginning of year	$6,417	$5,146
Goodwill acquired	4,493	2,483
Goodwill impairment	—	(1,212)

Balance, end of period	$10,910	$6,417

New Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150) which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We are required to adopt the provisions of SFAS No. 150 in the third quarter of 2003 and management is currently evaluating the impact of the adoption, with an emphasis on the application to our Trust Preferred Securities.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 — Mortgage Payable, Notes Payable and Trust Preferred Securities

      Our mortgage payable, notes payable and trust preferred securities were as follows (dollars in thousands):

	Interest		June 30	December 31
	Rate		2003	2002

Mortgage payable	7.33%		$6,881	$6,757

Notes payable:
Promissory note	6.00%		500	500
Borrowings under revolving credit agreements	4.76	%(1)	3,750	1,500
Senior subordinated notes	10.00%		11,000	11,000

			$15,250	$13,000

Trust preferred securities	10.25%		$20,700	$20,700

(1)	Current weighted average rate at June 30, 2003.

Note 3 — Net Unrealized Gain on Securities Available for Sale

      The components of the net unrealized gain on securities available for sale in shareholders’ equity are summarized as follows (dollars in thousands):

	June 30	December 31
	2003	2002

Fair value of securities available for sale	$1,608,387	$1,379,792
Amortized cost of securities available for sale	1,561,242	1,350,961

Gross unrealized gain on securities available for sale	47,145	28,831
Adjustments for:
Deferred policy acquisition costs	(11,407)	(6,942)
Present value of future profits	(6,831)	(4,113)
Deferred federal income tax benefits	(9,929)	(6,075)
Other	51	38

Net unrealized gain on securities available for sale	$19,029	$11,739

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 — Earnings Per Share

      A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Income (loss):
Income (loss) from continuing operations	$1,032	($3,863)	$3,042	($2,372)
Income from discontinued operations	—	4,766	—	5,278
Cumulative effect of accounting change for goodwill impairment	—	—	—	(1,212)

Net income – basic earnings per share	1,032	903	3,042	1,694

Net income – diluted earnings per share	$1,032	$903	$3,042	$1,694

Shares:
Weighted average shares outstanding for basic earnings per share	8,057,089	7,613,479	7,963,694	7,610,705
Effect of dilutive securities:
Stock options	75,422	292,351	40,365	198,052
Stock warrants	32,959	258,574	28,695	207,503

Dilutive potential common shares	108,381	550,925	69,060	405,555

Weighted average shares outstanding for diluted earnings per share	8,165,470	8,164,404	8,032,754	8,016,260

Note 5 — Stock Option Plan

      Effective June 12, 2002, our shareholders approved our 2002 Stock Incentive Plan that authorizes the granting of options to employees, directors and consultants of the Company of up to 990,000 shares of our common stock at a price not less than market value on the date the option is granted. The number of shares of stock available for issuance pursuant to the Plan is automatically increased on the first trading day of each calendar year beginning January 1, 2003, by an amount equal to 3% of the shares of stock outstanding on the trading day immediately preceding January 1. Options may not be granted under the 2002 Stock Incentive Plan on a date that is more than ten years from the date of its adoption. The options may become exercisable immediately or over a period of time. Any shares subject to an option which for any reason expires or is terminated unexercised may again be subject to an option under the Plan. The 2002 Stock Incentive Plan also permits granting of stock appreciation rights and restricted stock awards. During the six months ended June 30, 2003, we granted options to purchase 605,000 shares of common stock at a weighted average exercise price of $3.93 per share.

      SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued in December 2002. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosure in both annual and interim financial statements. Adoption of SFAS No. 148 will not impact our financial position or results of operation. SFAS No. 123, as amended by SFAS No. 148, allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, would result in pro forma net income and pro forma earnings per share of the following for the three and six months ended June 30 (in thousands, except per share amounts):

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 — Stock Option Plan (continued)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Reported net income	$1,032	$903	$3,042	$1,694
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	205	41	249	82

Pro forma net income	$827	$862	$2,793	$1,612

Earnings per share:
Basic – as reported	$.13	$.12	$.38	$.22
Basic – pro forma	.10	.11	.35	.21
Diluted – as reported	.13	.11	.38	.21
Diluted – pro forma	.10	.11	.35	.20

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

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

Comparison of the Three Month and Six Month Periods Ended June 30, 2003 and June 30, 2002:

The following table summarizes the results of our operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Income (loss) from continuing operations	$1,032	$(3,863)	$3,042	$(2,372)
Discontinued operations:
Operating income from discontinued operations (less taxes of $0, $285, $0 and $550)	$—	$556	$—	$1,068
Gain from the sale of discontinued operations (less taxes of $0 and $2,169, $0 and $2,169)	—	4,210	—	4,210

Income from discontinued operations	—	4,766	—	5,278

Cumulative effect of accounting change for goodwill impairment	—	—	—	(1,212)

Net income	$1,032	$903	$3,042	$1,694

Consolidated Results and Analysis:

      For the quarter ended June 30, 2003, income from continuing operations was $1.0 million, or $.13 per diluted share, compared to a loss of $3.9 million, or $.48 per diluted share for the second quarter of 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Financial Services:

      Net income for the current quarter end was $3.9 million, or $.47 per diluted share, compared to a $3.9 million net loss or $.48 per diluted share for the comparable prior year quarter. The current period net income included net realized investment gains of $3.0 million, or $.36 per diluted share, while the comparable prior year quarter included net realized investment losses of $5.7 million, or $.70 per diluted share. The current quarter as compared to the prior year quarter was negatively affected by reduced spread income of $.16 per diluted share due to the decline in the net investment income yield, which has declined faster than we were able to reduce credited rates, and increased legal expenses of $.02 per diluted share. The prior year quarter was negatively affected by a net $.20 per diluted share for reserve strengthening and was positively affected by $.17 per diluted share from a lower effective tax rate resulting from the use of tax loss carryforwards.

Health Services:

      Current period net loss per diluted share was $.11, compared to a $.01 loss in the comparable prior year period. The current period loss included additional expenses associated with the continued development of U.S. Health Services operating platform and infrastructure.

Other Services:

      Current period net loss per diluted share was $.23, compared to the prior period net income of $.01 per diluted share. The prior period was positively impacted by $.12 per diluted share from a lower effective tax rate resulting from the use of tax loss carryforwards.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Financial Services:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)
Premiums and Deposits Collected:
Traditional life	$2,424	$1,838	$4,301	$4,222

Deferred annuities	41,162	82,366	90,430	170,997
Single premium immediate annuities and other deposits	46,721	44,777	85,230	81,210
Equity-indexed annuities	38,300	32,048	74,058	54,507
Universal and interest-sensitive life	146	142	298	302

Subtotal – interest-sensitive and other financial products	126,329	159,333	250,016	307,016

Total premiums and deposits collected	$128,753	$161,171	$254,317	$311,238

Statement of Operations:
Premium income	$2,424	$1,838	$4,301	$4,222
Policy income	2,740	1,946	4,973	3,723

Total policy related income	5,164	3,784	9,274	7,945
Net investment income	20,587	18,534	41,731	35,679
Call option losses	6,087	(5,598)	2,989	(6,991)
Fees and other income	21	(190)	136	(84)

Total revenues	31,859	16,530	54,130	36,549
Benefits and claims	3,246	2,482	5,600	4,774
Interest credited to interest-sensitive annuities and other financial products	21,123	10,240	32,774	18,133
Amortization	4,173	2,118	8,196	6,106
Commission expenses	(42)	(203)	(45)	160
Other operating expenses	1,968	1,338	3,888	2,811

Total benefits and expenses	30,468	15,975	50,413	31,984

Operating income before income taxes	1,391	555	3,717	4,565
Federal income tax expense (benefit)	472	(1,210)	1,265	151

Operating income after income taxes	919	1,767	2,452	4,414
Net realized investment gains (losses), net of related amortization and income taxes	2,976	(5,692)	5,664	(5,873)
Cumulative effect of accounting change for goodwill impairment	—	—	—	(1,212)

Net income (loss)	$3,895	$(3,925)	$8,116	$(2,671)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

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

Premium deposits consist of deposits from our annuity products and other financial products that do not incorporate significant mortality features. For GAAP purposes, these premium deposits are not shown as premium income in the income statement. A change in premium deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in premiums may affect the growth rate of assets on which investment spreads are earned.

Quarterly analysis:

•	Premium deposits for the second quarter of 2003 decreased $33.0 million or 21%, to $126.3 million, compared to the second quarter of 2002. Deferred annuities decreased $41.2 million or 50%, to $41.2 million. Single premium immediate annuities increased $1.9 million, or 4%, to $46.7 million. Deposits from equity-indexed annuities increased $6.3 million or 20%, to $38.3 million.

Year-to-date analysis:

•	Premium deposits for the first six months of 2003 decreased $57.0 million or 19%, to $250.0 million, compared to the first six months of 2002. Deferred annuities decreased $80.6 million or 47%, to $90.4 million. Single premium immediate annuities increased $4.0 million, or 5%, to $85.2 million. Deposits from equity-indexed annuities increased $19.6 million or 36%, to $74.1 million.

Premium deposits decreased in the 2003 period primarily due to management actions to preserve spread income in response to market conditions. Management actions included reducing crediting rates, lowering agent commissions, and temporarily suspending sales of selected products.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

Quarterly analysis:

•	Premium income for the second quarter of 2003 increased by $.6 million or 32%, to $2.4 million compared to the second quarter of 2002 as a result of a decline in premiums ceded to reinsurers.

Year-to-date analysis:

•	Premium income for the first six months of 2003 increased by $.1 million or 2%, to $4.3 million compared to the first six months of 2002 as a result of a decline in premiums ceded to reinsurers.

Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned on terminated universal life and annuity policies.

Quarterly analysis:

•	Policy income for the second quarter of 2003 increased $.8 million or 41%, to $2.7 million compared to the second quarter of 2002.

Year-to-date analysis:

•	Policy income for the first six months of 2003 increased $1.3 million or 34%, to $5.0 million compared to the first six months of 2002.

Policy income increased due to an expected increase in surrenders in response to management actions taken on crediting rates on some of our deferred annuity products. The increase in annuity surrenders generates greater surrender income from early termination charges associated with these products.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

Quarterly analysis:

•	Net investment income for the second quarter of 2003 increased by $2.1 million or 11%, to $20.6 million compared to the second quarter of 2002. Net investment income increased as a result of a $393.2 million or 35%, increase in the weighted average invested assets for the period, which was partially offset by a decrease in the net investment yields earned on average invested assets of 5.38% for the second quarter of 2003 compared to 6.60% for the second quarter 2002. The decline in net investment yields is due primarily to the timing of investing new premium deposits in assets which currently earn lower yields than the portfolio yield.

Year-to-date analysis:

•	Net investment income for the first six months of 2003 increased by $6.1 million or 17%, to $41.7 million compared to the first six months of 2002. Net investment income increased as a result of a $407.8 million or 39%, increase in the weighted average invested assets for the period, which was partially offset by a decrease in the net investment yields earned on average invested assets of 5.61% for the first six months of 2003 compared to 6.71% for the first six months 2002. The decline in net investment yields is due primarily to the timing of investing new premium deposits in assets which currently earn lower yields than the portfolio yield.

See also “Call option income” and “Interest credited to interest sensitive annuities and other financial products” for information regarding the impact of our equity-indexed products.

Call option income relates to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuates from period to period and are substantially offset by amounts credited to policyholder account balances.

Quarterly analysis:

•	Call option income for the second quarter of 2003 increased by $11.7 million or 209%, to $6.1 million compared to the second quarter of 2002.

Year-to-date analysis:

•	Call option income for the first six months of 2003 increased by $10.0 million or 143%, to $3.0 million compared to the first six months of 2002.

Call option income for the first six months of 2003 resulted from changes in the market value of our call options due to changes in the S&P 500 Index and the DJIA Index.

Fees and other income consists of fee income related to servicing unaffiliated blocks of business and experience refunds.

Quarterly analysis:

•	Fees and other income increased $.2 million to $21,000 primarily due to an increase in mortality associated with experience refunds.

Year-to-date analysis:

•	Fees and other income increased $.2 million to $.1 million primarily due to an increase in mortality associated with experience refunds.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

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

Quarterly analysis:

•	Benefits and claims for the second quarter of 2003 increased $.8 million or 31%, to $3.2 million compared to the second quarter of 2002.

Year-to-date analysis:

•	Benefits and claims for the first six months of 2003 increased $.8 million or 17%, to $5.6 million compared to the first six months of 2002.

Benefits and claims were higher in 2003 primarily due to increased death claims and annuity benefits for our in-force life policies and single-premium immediate annuities.

Interest credited to interest sensitive annuities and other financial products represents interest credited to insurance liabilities of the deferred annuities, single premium immediate annuities, equity-indexed annuities and other financial products. This expense fluctuates with changes in 1) the average interest sensitive insurance liabilities, 2) the average credited rate on those liabilities, 3) the market value fluctuations of call options and 4) the impact of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities.

Quarterly analysis:

•	During the second quarter of 2003, interest credited increased $10.9 million or 106%, to $21.1 million compared to the second quarter of 2002. This increase is primarily due to an $11.7 million increase in the change in market value of insurance policy liabilities supporting equity indexed annuity products. The growth in average interest sensitive liabilities of $422.2 million or 39%, compared to the second quarter of 2002, also contributed to the increase in credited interest.

•	The weighted average credited rates for the second quarter of 2003 and 2002 were 3.95% and 5.39%, respectively. The decline in average credited rates is due to rate reductions taken by management to maintain spread income over the same period.

Year-to-date analysis:

•	During the first six months of 2003, interest credited increased $14.6 million or 81%, to $32.8 million compared to the first six months of 2002. This increase is primarily due to a $10.0 million of increase in the market value of insurance policy liabilities supporting our equity indexed annuity products. The growth in average interest sensitive liabilities of $440.8 million or 44%, compared to the first six months of 2002, also contributed to the increase in credited interest.

•	The weighted average credited rates for the first six months of 2003 and 2002 were 4.00% and 4.95%, respectively. The decline in average credited rates is due to rate reductions taken by management to maintain spread income over the same period.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Amortization includes 1) amortization related to the present value of our policies purchased from our acquired insurance business and 2) amortization of deferred acquisition costs related to capitalized costs of our insurance business sold.

Quarterly analysis:

•	Amortization for the second quarter of 2003 was $4.2 million, an increase of $2.1 million or 97% compared to the second quarter of 2002. The increase in amortization primarily relates to the effects of reduced spread income and the remainder relates to a $.8 million impact of SFAS No. 133.

Year-to-date analysis:

•	Amortization for the first six months of 2003 was $8.2 million, an increase of $2.1 million or 34% compared to the first six months of 2002. The increase in amortization primarily relates to the effects of reduced spread income and is partially offset by a $.1 million decrease due to the impact of SFAS No. 133.

Commission expenses represent commission expenses, net of deferrable amounts.

Quarterly analysis:

•	Commission expenses increased $.1 million to $(42,000).

Year-to-date analysis:

•	Commission expenses decreased $.2 million to $(45,000).

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

Quarterly analysis:

•	Other operating expenses for the second quarter of 2003 increased $.6 million or 47%, to $2.0 million compared to the second quarter of 2002. Other operating expenses increased due to increased marketing costs and increased legal costs for non-material proceedings in the normal course of business involving claims under insurance policies or other contracts. Favorable dispositions of several claims and proceedings occurred during the current quarter resulting in increased legal expenses.

Year-to-date analysis:

•	Other operating expenses for the first six months of 2003 increased $1.1 million or 38%, to $3.9 million compared to the first six months of 2002. Other operating expenses increased due to increased marketing costs and increased legal costs for non-material proceedings in the normal course of business involving claims under insurance policies or other contracts. Favorable dispositions of several claims and proceedings occurred during the first six months of 2003 resulting in increased legal expenses. These items were offset by a decrease in salary expense resulting from realigning personnel between business segments.

See also “Other operating expenses” in the other services segment for corresponding increase in salary expense.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the present value of future profits.

Quarterly analysis:

•	Net realized investment gains, net of related amortization, were $3.0 million in the second quarter of 2003 compared to net realized investment losses of $(5.7) million in the second quarter of 2002, largely resulting from a strategy to realize tax basis capital loss carryforwards. Net realized investment gains for the second quarter of 2003 include an other-than-temporary writedown of $.5 million for certain fixed maturity securities.

Year-to-date analysis:

•	Net realized investment gains, net of related amortization, were $5.7 million in the first six months of 2003 compared to net realized investment losses of $(5.8) million in the first six months of 2002, largely resulting from a strategy to realize tax basis capital loss carryforwards. Net realized investment gains for the first six months of 2003 include an other-than-temporary writedown of $1.7 million for certain fixed maturity securities.

•	Approximately 98% of our fixed maturity securities are classified as investment grade at June 30, 2003.

Federal income tax benefit

Quarterly analysis:

•	Federal income tax expense increased $1.6 million or 139%, to $.5 million compared to the second quarter of 2002. This increase is due to a higher effective tax rate of 34% in 2003. In the 2002 period there was a lower effective tax rate resulting from the utilization of net operating loss carryforwards of $1.4 million.

Year-to-date analysis:

•	Federal income tax expense increased $1.1 million or 732%, to $1.3 million compared to the six months of 2002. This increase is due to a higher effective tax rate of 34% in 2003. In the 2002 period there was a lower effective tax rate resulting from the utilization of net operating loss carryforwards of $1.4 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Health Services:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)
Gross Margin on Sales:
Sales	$739	$21	$1,431	$43

Cost of Goods Sold	669	19	1,242	32
Fulfillment costs:
Processing costs	270	—	471	—
Shipping costs	22	—	48	—

Total cost of sales	961	19	1,761	32

Gross margin on sales	$(222)	$2	$(330)	$11

Statement of Operations:
Gross margin on sales	$(222)	$2	$(330)	$11
Other income	24	—	37	—

Total gross margin and other income	(198)	2	(293)	11
Marketing and sales expenses	88	—	210	—
Commission expenses	12	—	34	—
Other operating expenses	1,094	57	1,688	70
Interest expense and financing costs	7	8	15	8

Total expenses	1,201	65	1,947	78

Loss before income taxes	(1,399)	(63)	(2,240)	(67)
Federal income tax benefit	(475)	(21)	(761)	(23)

Net loss	$(924)	$(42)	$(1,479)	$(44)

General: Our Health Services segment consists of revenues earned and expenses incurred from our pharmaceutical operations. Our primary customer base consists of consumers, academic institutions and mental health facilities. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of sales and fulfillment costs) and management of our operating expenses.

Net loss

Quarterly analysis:

•	Net loss for the second quarter of 2003 increased by $.9 million to $.9 million compared to the second quarter of 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Year-to-date analysis:

•	Net loss for the first six months of 2003 increased by $1.4 million to $1.4 million compared to the first six months of 2002.

Net loss in 2003 periods is due to additional expenses associated with the continued development of the Health Services segment's operating platform and infrastructure since its organization in 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Other Services:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)

Statement of Operations:
Net investment income	$36	$(41)	$38	$(35)
Commission income	339	451	657	1,143
Fees and other income	5	3	16	12

Total revenues	380	413	711	1,120
Commission expenses	36	29	85	243
Other operating expenses	2,316	1,009	4,090	2,256
Interest expense and financing costs	981	1,123	1,998	2,226

Total expenses	3,333	2,161	6,173	4,725

Loss before income taxes	(2,953)	(1,748)	(5,462)	(3,605)
Federal income tax benefit	(1,014)	(1,852)	(1,867)	(2,736)

Net income (loss)	$(1,939)	$104	$(3,595)	$(869)

General: Our Other Services segment consists of revenues and expenses incurred primarily related to corporate operations and financing costs.

Commission income consists of fee income related to servicing unaffiliated blocks of business.

Quarterly analysis:

•	Commission income decreased $.1 million or 25%, to $.3 million compared to the second quarter of 2002. Commission income decreased due to a change in the product mix administrated through our marketing services.

Year-to-date analysis:

•	Commission income decreased $.5 million or 43%, to $.7 million compared to the first six months of 2002. Commission income decreased due to a change in the product mix administrated through our marketing services.

Commission expenses represent commission expenses related to servicing unaffiliated blocks of business.

Quarterly analysis:

•	Commission expenses increased $6,000 or 24%, to $36,000 compared to the second quarter of 2002. Commission expense increased due to a change in product mix administrated through our marketing services.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Year-to-date analysis:

•	Commission expenses decreased $.2 million or 65%, to $85,000 compared to the first six months of 2002. Commission expense decreased due to a change in product mix administrated through our marketing services.

Other operating expenses consist of corporate operating expenses, including salaries.

Quarterly analysis:

•	Other operating expenses increased $1.3 million or 130%, to $2.3 million compared to the second quarter of 2002. Operating expenses increased primarily due to salary expense resulting from realigning personnel between segments.

Year-to-date analysis:

•	Other operating expenses increased $1.8 million or 81%, to $4.1 million compared to the first six months of 2002. Other operating expenses increased primarily due to salary expense resulting from realigning personnel between segments.

See also “Other operating expenses” in the Financial Services segment for the corresponding decrease.

Interest expense and financing costs represents interest, deferred debt costs, and distributions for the Trust Preferred securities issued by the company.

Quarterly analysis:

•	Interest expense and financing costs decreased $.1 million or 13%, to $1.0 million compared to the second quarter of 2002. This decrease is due to lower interest rates.

Year-to-date analysis:

•	Interest expense and financing costs decreased $.2 million or 10%, to $2.0 million compared to the first six months of 2002. This decrease is due to lower interest rates.

Federal income tax benefit

Quarterly analysis:

•	Federal income tax benefit decreased $.8 million or 45%, to $1.0 million compared to the second quarter of 2002. This decrease is due to a higher effective tax rate of 34% in 2003. In the prior period there was a lower effective tax rate resulting from the utilization of net operating loss carryforwards of $1.0 million.

Year-to-date analysis:

•	Federal income tax benefit decreased $.9 million or 32%, to $1.8 million compared to the first six months of 2002. This decrease is due to a higher effective tax rate of 34% in 2003. In the prior period there was a lower effective tax rate resulting from the utilization of net operating loss carryforwards of $1.0 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Discontinued Operations:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)
Statement of Operations:
Premium income	$—	$4	$—	$18
Net investment income	—	22	—	103
Separate account fees	—	1,688	—	3,569

Total revenues	—	1,714	—	3,690
Benefits and claims	—	(246)	—	(186)
Amortization	—	133	—	272
Commission expenses	—	43	—	97
Other operating expenses	—	943	—	1,889

Total benefits and expenses	—	873	—	2,072

Income before income taxes	—	841	—	1,618
Federal income benefit expense	—	285	—	550

Income before gain on sale of discontinued operations	—	556	—	1,068
Gain from the sale of discontinued operations (less taxes of $0 and $2,169)	—	4,210	—	4,210

Net income	$—	$4,766	$—	$5,278

General: Our International Operations (discontinued operations) were sold in the last half of 2002. The 2002 results included revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily was dependant on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses.

Net investment income represents income earned on our corporate assets such as cash, short-term investments and fixed securities. Standard Management International was required to hold a certain level of cash and short-term investments in order to comply with local insurance laws.

Quarterly analysis:

•	Net investment income for the second quarter of 2002 was $22,000. Corporate assets averaged $8.0 million for the second quarter of 2002 and primarily consist of cash and short-term investments.

•	The net investment yields earned on average invested assets were 2.60% for the second quarter of 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Year-to-date analysis:

•	Net investment income for the first six months of 2002 was $.1 million. Corporate assets averaged $7.9 million for the first six months of 2002 and primarily consist of cash and short-term investments.

•	The net investment yields earned on average invested assets were 1.10% for the period ending June 30, 2002.

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

Quarterly analysis:

•	Fees from separate accounts for the second quarter of 2002 were $1.7 million. Separate account assets averaged $426 million for the second quarter of 2002.

Year-to-date analysis:

•	Fees from separate accounts for the first six months of 2002 were $3.6 million. Separate account assets averaged $420 million for the six months of 2002.

Benefits and claims

Quarterly analysis:

•	Benefits and claims for the second quarter of 2002 was $(.2) million.

Year-to-date analysis:

•	Benefits and claims for the first six months of 2002 was $(.2) million.

Amortization includes the amortization of deferred acquisition costs, such as sales commissions and other costs, directly related to selling new business and foreign exchange translation.

Quarterly analysis:

•	Amortization for the second quarter of 2002 was $.1 million.

Year-to-date analysis:

•	Amortization for the first six months of 2002 was $.3 million.

Commission expenses represent commission expenses, net of deferrable amounts.

Quarterly analysis:

•	Commission expenses for the second quarter of 2002 were $43,000. Due to the nature of our business, most incurred commissions are deferred.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Year-to-date analysis:

•	Commission expenses for the first six months of 2002 were $.1 million. Due to the nature of our business, most incurred commissions are deferred.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

Quarterly analysis:

•	Other operating expenses for the second quarter of 2002 were $.9 million.

Year-to-date analysis:

•	Other operating expenses for the first six months of 2002 were $1.9 million.

Foreign currency translation for the first six months of 2002 was impacted by the strengthening and weakening of the United States dollar relative to foreign currencies, primarily the Euro. The impact of these translations has been quantified on fees from separate accounts and amortization.

Gain from the sale of discontinued operations

Quarterly and Year-to-date analysis:

•	Gain from the sale of discontinued operations was $4.2 million due to the sale of the portfolio of Premier’s business in Bermuda in 2002.

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

      Surplus Debenture Interest: We loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements (“Surplus Debentures”), which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. We currently anticipate that these quarterly approvals will be granted. Assuming the approvals are granted and the July 1, 2003 interest rate of 6.00% continues, we expect to receive interest income of $1.7 million from the Surplus Debentures in 2003.

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

      Lease Income: Effective January 1, 2002, we entered into a lease agreement with Standard Life whereby Standard Life will lease approximately 43,000 square feet of our corporate headquarters located in Indianapolis. In 2003, we expect to receive lease income of $.8 million from Standard Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

      Tax Sharing Payments: Effective January 1, 2000, we entered into a tax sharing agreement with Savers Marketing and Standard Management International that allocates the consolidated federal income tax liability. During 2002, Savers Marketing paid $.1 million and Standard Management International paid $.6 million in accordance with this agreement. Standard Management International terminated its participation in this agreement with the sale of our International Operations in the last half of 2002. We do not expect tax sharing payments in 2003 to be material.

Estimated Cash Required in 2003

      The following are the characteristics of our mortgage payable, promissory note, notes payable and Trust Preferred securities, including estimated required payments in 2003.

      Mortgage Payable:

      The following are characteristics of our mortgage payable agreement at June 30, 2003:

•	outstanding balance of $6.9 million;

•	weighted average interest rate of 7.33% per annum;

•	principal and interest payments: $57,000 per month through December, 2011;

•	interest payments required in 2003 based on current balances will be $.5 million;

•	note may be prepaid on or before January, 2005 at 105% and declining to 101% after December, 2008.

      Notes Payable:

      The following are characteristics of our promissory note at June 30, 2003:

•	outstanding balance of $.5 million;

•	interest rate of 6.0% per annum;

•	principal and interest payments: $30,000 interest per year in 2003 and 2004; principal payments thereafter beginning in 2005 through 2007;

•	interest payments required in 2003 based on current balances will be $30,000.

      The following are characteristics of our amended credit agreement at June 30, 2003:

•	outstanding balance of $3.75 million;

•	weighted average interest rate of 4.76%;

•	principal payments: The remaining principal payment of $3.75 million is due in September 2003.

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2003 based on current balances will be $.1 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

      The following are characteristics of our subordinated debt agreement at June 30, 2003:

•	outstanding balance of $11.0 million;

•	interest rate is greater of 1) 10% per annum or 2) six month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%;

•	principal due October 2007;

•	interest payments required in 2003 based on current balances will be $1.1 million.

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

      The following are characteristics of our Trust Preferred securities at June 30, 2003:

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

General: On a consolidated basis we reported net cash provided by operations of $4.5 million and $1.6 million for the second quarter of 2003 and 2002, respectively. At August 1, 2003, we had “parent company only” cash and short-term investments of $.1 million that are available for general corporate purposes. Parent company operating expenses (not including interest expense) were $3.4 million and $2.0 million for the first six months of 2003 and 2002, respectively.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

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

      We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2003. As of June 30, 2003, Standard Life had statutory capital and surplus for regulatory purposes of $58.3 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $92.8 million for the second quarter of 2003 and $228.8 million for the second quarter of 2002. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Forward-looking Statements

      All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to sell products, the market value of our investments and the lapse rate and profitability of our policies.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Mortality, morbidity and other factors which may affect the profitability of our insurance products.

•	Changes in the federal income tax laws and regulation which may affect the relative tax advantages of some of our products.

•	Increasing competition in the sale of our products.

•	Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products.

•	The availability and terms of future acquisitions, including our ability to integrate any acquired companies.

•	The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

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

_________________________

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 25, 2003, we issued 200,000 shares of common stock in exchange for all of the member units of Medical Care & Outcomes, LLC. We issued the securities to 13 persons pursuant to a private offering on reliance in the exemption from registration under the Securities Act of 1933 provided by Section 4(2). An appropriate legend was affixed to the share certificates issued in the transition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At our Annual Meeting of Stockholders held on June 11, 2003, the following individuals were elected to the Board of Directors:

	Shares For	Shares Withheld

Stephen M. Coons	6,189,288	349,548
Martial R. Knieser	6,164,819	374,017
P.B. (“Pete”) Pheffer	6,159,230	379,606
James H. Steane II	6,454,420	84,416

A total of 6,538,836 shares were present in person or by proxy at the Annual Meeting of Stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

31.1	Rule 13a – 14(a)/15d – 14(a) Certification by Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification by Chief Financial Officer
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

(b)    Reports on Form 8-K

      On April 1, 2003, we filed a report on Form 8-K with the Commission related to the appointment of an officer.

      On May 14, 2003, we filed a report on Form 8-K with the Commission related to the announcement of our financial results for the first quarter of 2003.

      On August 11, 2003 we filed a report on Form 8-K with the Commission related to the announcement of our financial results for the second quarter of 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003

STANDARD MANAGEMENT CORPORATION
(Registrant)

By: /s/ RONALD D. HUNTER

Ronald D. Hunter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: /s/ GERALD R. HOCHGESANG

Gerald R. Hochgesang Senior Vice President and Treasurer (Chief Accounting Officer)