Form 10-Q
period 2003-09-30
STANDARD MANAGEMENT CORP
filed 2003-11-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003 or

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

As of November 14, 2003, the Registrant had 8,114,196 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30	December 31
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities at fair value (amortized cost $1,580,601 in 2003 and $1,350,961 in 2002)	$1,601,124	$1,379,792
Mortgage loans on real estate	4,141	6,348
Policy loans	12,431	12,722
Real estate	831	1,252
Equity-indexed call options	13,406	3,904
Short-term investments	670	713
Other invested assets	1,331	1,076

Total investments	1,633,934	1,405,807
Cash and cash equivalents	46,977	60,197
Accrued investment income	16,013	16,255
Amounts due and recoverable from reinsurers	36,815	38,951
Deferred policy acquisition costs	169,172	153,954
Present value of future profits	14,881	14,949
Goodwill	11,101	6,417
Property and equipment (less accumulated depreciation of $4,851 in 2003 and $3,903 in 2002)	12,613	12,832
Other assets	8,849	5,785

Total assets	$1,950,355	$1,715,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,799,745	$1,570,348
Accrued expenses and other payables	14,791	5,561
Obligations of capital lease	538	804
Current federal income taxes	—	3,811
Deferred federal income taxes	4,079	6,432
Mortgage payable	6,840	6,757
Notes payable	15,250	13,000

Total liabilities	1,841,243	1,606,713

Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Preferred stock, no par value:
No shares issued and outstanding	—	—
Common stock and additional paid in capital, no par value:
Authorized 20,000,000 shares; issued 9,629,274 in 2003 and 9,369,752 in 2002	68,078	63,857
Treasury stock, at cost, 1,515,078 shares in 2003 and 2002	(7,671)	(7,671)
Accumulated other comprehensive income	8,365	11,739
Retained earnings	19,640	19,809

Total shareholders’ equity	88,412	87,734

Total liabilities and shareholders’ equity	$1,950,355	$1,715,147

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Revenues:
Premium income	$2,612	$1,732	$6,913	$5,955
Net investment income	19,852	19,785	61,621	55,429
Call option gains (losses)	1,062	(3,049)	4,051	(10,040)
Net realized investment gains (losses)	(232)	(3,672)	18,041	(12,570)
Policy income	2,864	2,139	7,837	5,862
Fees and other income	(480)	392	37	2,100

Total revenues from continuing operations	25,678	17,327	98,500	46,736
Benefits and expenses:
Benefits and claims	4,285	2,577	9,885	7,351
Interest credited to interest-sensitive annuities and other financial products	16,497	11,009	49,271	29,142
Amortization	3,042	8,325	20,931	14,453
Commission expenses	44	156	118	1,188
Other operating expenses	5,217	4,002	15,093	9,114
Interest expense and financing costs	1,039	1,102	3,052	3,336

Total benefits and expenses from continuing operations	30,124	27,171	98,350	64,584
Income (loss) before federal income taxes	(4,446)	(9,844)	150	(17,848)
Federal income tax expense (benefit)	(1,509)	(3,007)	44	(8,639)

Income (loss) from continuing operations	(2,937)	(6,837)	106	(9,209)
Discontinued operations:
Income from discontinued operations (less taxes of $550)	—	—	—	1,068
Gain (loss) from the sale of discontinued operations (less taxes of $0, $1,956, $0 and $2,169)	(275)	2,662	(275)	6,872

Total discontinued operations	(275)	2,662	(275)	7,940
Cumulative effect of accounting change for goodwill impairment	—	—	—	(1,212)

Net loss	$(3,212)	$(4,175)	$(169)	$(2,481)

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Earnings per share — basic:
Income (loss) from continuing operations	$(.37)	$(.90)	$.01	$(1.21)
Discontinued operations:
Income from discontinued operations	—	—	—	.14
Gain (loss) from the sale of discontinued operations	(.03)	.35	(.03)	.90

Total discontinued operations	—	.35	—	1.04

Cumulative effect of accounting change for goodwill impairment	—	—	—	(.16)

Net loss	$(.40)	$(.55)	$(.02)	$(.33)

Earnings per share — diluted:
Income (loss) from continuing operations	$(.36)	$(.85)	$.01	$(1.15)
Discontinued operations:
Income from discontinued operations	—	—	—	.13
Gain (loss) from the sale of discontinued operations	(.03)	.33	(.03)	.86

Total discontinued operations	—	.33	—	.99

Cumulative effect of accounting change for goodwill impairment	—	—	—	(.15)

Net loss	$(.39)	$(.52)	$(.02)	$(.31)

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, Dollars in Thousands)

		Common
		stock and		Accumulated
		additional		other
		paid in	Treasury	comprehensive	Retained
	Total	capital	stock	income (loss)	earnings

Balance at January 1, 2002	$70,189	$63,011	$(7,589)	$(6,172)	$20,939
Comprehensive income:
Net loss	(2,481)	—	—	—	(2,481)
Other comprehensive income:
Change in unrealized gain (loss) on securities, net taxes (benefits) of $6,292	12,183	—	—	12,183	—
Change in foreign currency translation	2,246	—	—	2,246	—

Other comprehensive income	14,429	—	—	—	—
Comprehensive income	11,948	—	—	—	—
Issuance of common stock and warrants	837	837	—	—	—
Exercise of common stock options	(251)	(251)	—	—	—
Preferred stock dividends	(5)	—	(5)	—	—

Balance at September 30, 2002	$82,718	$63,597	$(7,594)	$8,257	$18,458

Balance at January 1, 2003	$87,734	$63,857	$(7,671)	$11,739	$19,809
Comprehensive loss:
Net loss	(169)	—	—	—	(169)
Other comprehensive loss:
Change in unrealized gain (loss) on securities, net taxes (benefits) of $(1,621)	(3,374)	—	—	(3,374)	—

Other comprehensive loss	(3,374)	—	—	—	—
Comprehensive loss	(3,543)	—	—	—	—
Issuance of common stock and warrants	4,221	4,221	—	—	—

Balance at September 30, 2003	$88,412	$68,078	$(7,671)	$8,365	$19,640

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Nine Months Ended
	September 30

	2003	2002

Operating Activities
Net income from continuing operations	$(169)	$(2,481)
Net income from discontinued operations	—	(1,068)
(Gain) loss from the sale of discontinued operations	275	(6,872)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	20,720	14,725
Deferral of acquisition costs	(32,644)	(50,487)
Federal income taxes	(6,287)	(10,472)
Depreciation and amortization	1,369	1,121
Insurance policy liabilities	43,683	43,203
Net realized investment (gains) losses	(18,155)	12,570
Net accrual of bond discount	5,879	1,432
Accrued investment income	241	(2,802)
Cumulative effect of accounting change for goodwill impairment	—	1,212
Other	(378)	(4,815)

Net cash provided (used) by operating activities	14,534	(4,734)

Investing Activities
Fixed maturity securities available for sale:
Purchases	(1,298,163)	(1,310,081)
Sales	828,299	871,118
Maturities, calls and redemptions	260,783	69,458
Short-term investments, net	(5,408)	6,477
Other investments, net	1,093	(2,201)

Net cash used by investing activities	(213,396)	(365,229)

Financing Activities
Proceeds from the sale of discontinued operations	—	25,690
Borrowings (repayments) on notes payable	1,808	(4,454)
Premiums received on interest-sensitive and other financial products credited to policyholder account balances, net of premiums ceded	344,911	448,197
Return of policyholder account balances on interest-sensitive annuities and other financial products	(161,111)	(97,935)
Issuance of common stock and warrants	34	530

Net cash provided by financing activities	185,642	372,028

Net increase (decrease) in cash and cash equivalents	(13,220)	2,065
Cash and cash equivalents at beginning of period	60,197	18,144

Cash and cash equivalents at end of period	$46,977	$20,209

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The following notes should be read along with the notes to the consolidated financial statements included in the 2002 Form 10-K of Standard Management Corporation, (“we”, “our”, “us”, “Standard Management” or the “Company”).

     Standard Management is a holding company that a) develops, markets and/or administers annuity and life insurance products through its insurance subsidiaries and b) distributes pharmaceutical products and services through its health subsidiary.

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

     Effective March 25, 2003, we acquired for 200,000 shares of our common stock, Medical Care & Outcomes, LLC, (“MCO”). MCO provides an innovative tool for our health services segment to acquire real-time patient data on compliance and therapeutic outcomes following an office visit or hospital stay. The purchase price included contingent consideration, based on a targeted closing sales price of our common stock on the anniversary date of the acquisition over each of the next four years. The contingent consideration has been recognized as additional paid in capital in our consolidated financial statements. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $3.9 million. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill.

     Effective June 11, 2003, we acquired the business assets of MyDoc.com (renamed as HomeDoc Corporation) from Roche Diagnostics Corporation. HomeDoc Corporation is the first virtual healthcare service where board-certified, state-licensed physicians are available online, 24 hours per day / 7 days per week to diagnose and treat common ailments and provide prescriptions. The purchase price was $645,000 and additional contingent consideration of up to $500,000 may be paid, based on a percentage of gross revenue generated from the HomeDoc service. The contingent consideration has not been recognized in the consolidated financial statements and would be recorded in the future periods upon achievement of the gross revenue targets. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $622,000. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of their fair values and recorded the excess of acquisition cost over net assets acquired as goodwill.

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

Discontinued Operations — International Operations

     Our International Operations (discontinued operations) were sold in 2002. The 2002 results included revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily was dependent on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses.

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

Goodwill

     The activity related to goodwill is summarized as follows (dollars in thousands):

	September 30	December 31
	2003	2002

Balance, beginning of year	$6,417	$5,146
Goodwill acquired	4,684	2,483
Goodwill impairment	—	(1,212)

Balance, end of period	$11,101	$6,417

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 — Mortgage Payable, Notes Payable and Trust Preferred Securities

     Our mortgage payable, notes payable and trust preferred securities were as follows (dollars in thousands):

	Interest		September 30	December 31
	Rate		2003	2002

Mortgage payable	7.33%		$6,840	$6,757

Notes payable:
Promissory note	6.00%		500	500
Borrowings under revolving credit agreements	5.00	%(1)	3,750	1,500
Senior subordinated notes	10.00%		11,000	11,000

			$15,250	$13,000

Trust preferred securities	10.25%		$20,700	$20,700

(1)	Current weighted average rate at September 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. We are required to adopt the provisions of Interpretation No. 46 in the fourth quarter of 2003. Management is currently evaluating the impact of the adoption, with an emphasis on the application to our Trust Preferred Securities.

Note 3 — Net Unrealized Gain on Securities Available for Sale

     The components of the net unrealized gain on securities available for sale in shareholders’ equity are summarized as follows (dollars in thousands):

	September 30	December 31
	2003	2002

Fair value of securities available for sale	$1,601,124	$1,379,792
Amortized cost of securities available for sale	1,580,601	1,350,961

Gross unrealized gain on securities available for sale	20,523	28,831
Adjustments for:
Deferred policy acquisition costs	(4,746)	(6,942)
Present value of future profits	(3,084)	(4,113)
Deferred federal income tax benefits	(4,377)	(6,075)
Other	49	38

Net unrealized gain on securities available for sale	$8,365	$11,739

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 — Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Income (loss):
Income (loss) from continuing operations	$(2,937)	$(6,837)	$106	$(9,209)
Income (loss) from discontinued operations	(275)	2,662	(275)	7,940
Cumulative effect of accounting change for goodwill impairment	—	—	—	(1,212)

Net loss – basic and diluted earnings per share	$(3,212)	$(4,175)	$(169)	$(2,481)

Shares:
Weighted average shares outstanding for basic earnings per share	8,085,305	7,613,479	8,004,266	7,611,629
Effect of dilutive securities:
Stock options	128,958	196,003	69,896	197,369
Stock warrants	55,583	215,997	37,658	210,335

Dilutive potential common shares	184,541	412,000	107,554	407,704

Weighted average shares outstanding for diluted earnings per share	8,269,846	8,025,479	8,111,820	8,019,333

Note 5 — Stock Option Plan

     Effective June 2002, our shareholders approved our 2002 Stock Incentive Plan that authorizes the granting of options to employees, directors and consultants of the Company of up to 990,000 shares of our common stock at a price not less than market value on the date the option is granted. The number of shares of stock available for issuance pursuant to the Plan is automatically increased on the first trading day of each calendar year beginning January 1, 2003, by an amount equal to 3% of the shares of stock outstanding on the trading day immediately preceding January 1. The options may become exercisable immediately or over a period of time. Any shares subject to an option which for any reason expires or is terminated unexercised may again be subject to an option under the Plan. The 2002 Stock Incentive Plan also permits granting of stock appreciation rights and restricted stock awards. During the nine months ended September 30, 2003, we granted options to purchase 605,000 shares of common stock at a weighted average exercise price of $3.93 per share.

     SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued in December 2002. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosure in both annual and interim financial statements. Adoption of SFAS No. 148 did not impact our financial position or results of operation. SFAS No. 123, as amended by SFAS No. 148, allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, would result in pro forma net income and pro forma earnings per share of the following for the three and nine months ended September 30 (in thousands, except per share amounts):

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 — Stock Option Plan (continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Reported net loss	$(3,212)	$(4,175)	$(169)	$(2,481)
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	5	7	253	89

Pro forma net loss	$(3,217)	$(4,182)	$(422)	$(2,570)

Earnings per share:
Basic — as reported	$(.40)	$(.55)	$(.02)	$(.33)
Basic — pro forma	(.40)	(.55)	(.07)	(.34)
Diluted — as reported	(.39)	(.52)	(.02)	(.31)
Diluted — pro forma	(.39)	(.52)	(.07)	(.32)

Note 6 –Subsequent Events

     On November 13, 2003 the Company replaced its current $3.75 million senior facility and $11 million senior subordinated debt with a $20 million senior secured credit facility. The new senior facility is composed of a $10 million five year loan with a fixed rate of 6.63%, and a $10 million revolving line of credit with a floating rate equal to 90 day LIBOR plus 395 basis points.

     In addition to the repayment of indebtedness described above, a portion of the proceeds will be used for a $5 million capital contribution to Standard Life, and general corporate activities within our Financial Services segment.

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

Comparison of the Three Month and Nine Month Periods Ended September 30, 2003 and September 30, 2002:

The following table summarizes the results of our operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Income (loss) from continuing operations	$(2,937)	$(6,837)	$106	$(9,209)
Discontinued operations:
Operating income from discontinued operations (less taxes of $550)	—	—	—	1,068
Gain (loss) from the sale of discontinued operations (less taxes of $0, $1,956, $0 and $4,125)	(275)	2,662	(275)	6,872

Income (loss) from discontinued operations	(275)	2,662	(275)	7,940

Cumulative effect of accounting change for goodwill impairment	—	—	—	(1,212)

Net loss	$(3,212)	$(4,175)	$(169)	$(2,481)

Consolidated Results and Analysis:

For the quarter ended September 30, 2003, loss from continuing operations was $2.9 million, or $.36 per diluted share, compared to a loss of $6.8 million, or $.85 per diluted share for the third quarter of 2002.

Financial Services:

Net income for the current quarter was $.2 million, or $.02 per diluted share, compared to a $3.9 million net loss or $.48 per diluted share for the comparable prior year quarter. The current period net income included net realized investment losses of $.2 million, or $.02 per diluted share, and reduced spread income of $1.0 million, or $.12 per diluted share due to a decline in net investment income yield, which has declined faster than we were able to reduce credited rates. The comparable prior year quarter included net realized investment losses of $.7 million, or $.09 per diluted share, and charges of $5.1 million, or $.64 per diluted share from the accelerated amortization of deferred acquisition costs (“DAC”), and $.5 million, or $.06 per diluted share from the write-off and legal costs related to the recovery of agency receivable balances.

Health Services:

Current period net loss was $1.6 million, or $.19 per diluted share, compared to a $.3 million net loss, or $.04 per diluted share for the comparable prior year period. The current period loss included additional expenses associated with the continued development of U. S. Health Service’s operating platform and infrastructure, as well as ongoing concentrated marketing initiatives.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Other Services:
 Current period net loss was $1.5 million, or $.19 per diluted share, compared to a $2.6 million loss, or $.33 per diluted share for the comparable prior year period. The current period was positively impacted by a $.1 million or $.01 per diluted share from net realized investment gains. The prior period was negatively impacted by a $.7 million or $.08 per diluted share net realized investment loss.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Financial Services:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)
Premiums and Deposits Collected:
Deferred annuities	$20,999	$76,478	$111,443	$247,476
Single premium immediate annuities and other deposits	45,149	33,353	130,365	114,562
Equity-indexed annuities	24,503	31,189	98,562	85,696
Universal and interest-sensitive life	114	151	412	453

Subtotal — interest-sensitive and other financial products premium deposits	90,765	141,171	340,782	448,187
Traditional life	2,612	2,153	6,913	6,884

Total premiums and deposits collected	$93,377	$143,324	$347,695	$455,071

Statement of Operations:
Premium income	$2,612	$2,153	$6,913	$6,884
Policy income	2,864	2,139	7,837	5,862

Total policy related income	5,476	4,292	14,750	12,746
Net investment income	19,857	19,762	61,588	55,441
Call option gains (losses)	1,062	(3,049)	4,051	(10,039)
Fees and other income (losses)	20	27	156	(57)

Total revenues	26,415	21,032	80,545	58,091
Benefits and claims	4,285	2,998	9,885	8,280
Interest credited to interest-sensitive annuities and other financial products	16,497	11,009	49,271	29,142
Amortization	3,164	9,907	11,360	16,013
Commission expenses	30	121	(15)	281
Other operating expenses	1,876	1,781	5,764	4,592

Total benefits and expenses	25,852	25,816	76,265	58,308

Operating income (losses) before income taxes	563	(4,784)	4,280	(217)
Federal income tax expense (benefit)	191	(1,626)	1,455	(1,475)

Operating income (loss) after income taxes	372	(3,158)	2,825	1,258
Net realized investment gains (losses), net of related amortization and income taxes	(180)	(733)	5,484	(6,606)
Cumulative effect of accounting change for goodwill impairment	—	—	—	(1,212)

Net income (loss)	$192	$(3,891)	$8,309	$(6,560)

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

Quarterly analysis:

•	Premium deposits for interest sensitive and other financial products for the third quarter of 2003 decreased $50.4 million or 36%, to $90.8 million, compared to the third quarter of 2002. Deferred annuities decreased $55.5 million or 73%, to $21.0 million. Single premium immediate annuities increased $11.8 million, or 35%, to $45.1 million. Deposits from equity-indexed annuities decreased $6.7 million or 21%, to $24.5 million.

Year-to-date analysis:

•	Premium deposits for interest sensitive and other financial products for the first nine months of 2003 decreased $107.4 million or 24%, to $340.8 million, compared to the first nine months of 2002. Deferred annuities decreased $136.0 million or 55%, to $111.4 million. Single premium immediate annuities increased $15.8 million, or 13.8%, to $130.4 million. Deposits from equity-indexed annuities increased $12.9 million or 15%, to $98.6 million.

Premium deposits decreased in 2003 due to management actions to preserve spread income in response to market conditions. Management actions included reducing crediting rates, lowering agent commissions, and temporarily suspending sales of selected products.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

Quarterly analysis:

•	Premium income for the third quarter of 2003 increased by $0.5 million or 21%, to $2.6 million compared to the third quarter of 2002 as a result of increased deposits from supplemental contracts with life contingencies.

Year-to-date analysis:

•	Premium income for the first nine months of 2003 was $6.9 million compared to $6.9 million for the first nine months of 2002.

Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned on terminated universal life and annuity policies.

Quarterly analysis:

•	Policy income for the third quarter of 2003 increased $.7 million or 34%, to $2.9 million compared to the third quarter of 2002.

Year-to-date analysis:

•	Policy income for the first nine months of 2003 increased $2.0 million or 34%, to $7.8 million compared to the first nine months of 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Policy income increased due to an expected increase in surrenders in response to management actions taken to reduce crediting rates on some of our deferred annuity products. The increase in annuity surrenders generates greater surrender income from early termination charges associated with these products.

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

Quarterly analysis:

•	Net investment income for the third quarter of 2003 increased by $0.1 million or 1%, to $19.9 million compared to the third quarter of 2002. Net investment income increased as a result of a $359.7 million or 28%, increase in the weighted average invested assets for the period, which was partially offset by a decrease in the net investment yield earned on average invested assets of 4.89% for the third quarter of 2003 compared to 6.25% for the third quarter 2002. The decline in net investment yield is due primarily to the timing of investing new premium deposits in assets, which currently earn lower yields than the portfolio yield, and to prepayments on the Company’s mortgage backed securities, which reduced the current quarter yield by 14 basis points.

Year-to-date analysis:

•	Net investment income for the first nine months of 2003 increased by $6.1 million or 11%, to $61.6 million compared to the first nine months of 2002. Net investment income increased as a result of a $368.0 million or 32%, increase in the weighted average invested assets for the period, which was partially offset by a decrease in the net investment yield earned on average invested assets of 5.43% for the first nine months of 2003 compared to 6.47% for the first nine months 2002. The decline in net investment yield is due primarily to the timing of investing new premium deposits in assets, which currently earn lower yields than the portfolio yield, and to prepayments on the Company’s mortgage backed securities.

Also see “Call option income” and “Interest credited to interest sensitive annuities and other financial products” for additional information regarding the impact of our equity-indexed products.

Call option income relates to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuates from period to period and is substantially offset by amounts credited to policyholder account balances.

Quarterly analysis:

•	Call option income for the third quarter of 2003 increased by $4.1 million or 135%, to $1.1 million compared to the third quarter of 2002.

Year-to-date analysis:

•	Call option income for the first nine months of 2003 increased by $14.1 million or 140%, to $4.1 million compared to the first nine months of 2002.

Call option income for the 2003 periods resulted from changes in the market value of our call options due to changes in the S&P 500 Index and the DJIA Index.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Fees and other income consists of fee income related to servicing unaffiliated blocks of business and experience refunds.

Quarterly analysis:

•	Fees and other income decreased $7,000 to $20,000 primarily due to an increase in mortality associated with experience refunds.

Year-to-date analysis:

•	Fees and other income increased $.2 million to $.2 million primarily due to a decrease in mortality associated with experience refunds.

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

Quarterly analysis:

•	Benefits and claims for the third quarter of 2003 increased $1.3 million or 43%, to $4.3 million compared to the third quarter of 2002.

Year-to-date analysis:

•	Benefits and claims for the first nine months of 2003 increased $1.6 million or 19%, to $9.9 million compared to the first nine months of 2002.

Benefits and claims were higher in 2003 primarily due to increased death claims and other benefits for our in-force life policies and increased benefit payments for our supplemental contracts including life contingencies.

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

Quarterly analysis:

•	During the third quarter of 2003, interest credited increased $5.5 million or 50%, to $16.5 million compared to the third quarter of 2002. $4.1 million of the increase is due to the changes in the market value of call options on equity-indexed annuities. The remainder is due to an overall increase in interest sensitive liabilities.

•	The weighted average credited rate for the third quarter of 2003 and 2002 was 3.64% and 4.52%, respectively. The decline in average credited rate is due to rate reductions taken by management to maintain spread income over the same period.

Year-to-date analysis:

•	During the first nine months of 2003, interest credited increased $20.1 million or 69%, to $49.3 million compared to the first nine months of 2002. $14.1 million of the increase is due to the changes in the market value of call options on equity-indexed annuities. The remainder is due to an overall increase in interest sensitive liabilities.

•	The weighted average credited rate for the first nine months of 2003 and 2002 was 3.73% and 4.86%, respectively. The decline in average credited rate is due to rate reductions taken by management to maintain spread income over the same period.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Amortization includes 1) amortization of deferred acquisition costs (“DAC”) related to capitalized costs of our insurance business sold and 2) amortization related to the present value of our policies purchased from our acquired insurance business.

Quarterly analysis:

•	Amortization for the third quarter of 2003 was $3.2 million, a decrease of $6.7 million or 68% compared to the third quarter of 2002. This decrease primarily relates to a $7.8 million acceleration of DAC amortization due to DAC unlocking recorded in 2002.

Year-to-date analysis:

Amortization for the first nine months of 2003 was $11.4 million, a decrease of $4.7 million or 29% compared to the first nine months of 2002. This decrease primarily relates to a $7.8 million acceleration of DAC amortization due to DAC unlocking recorded in 2002.

Commission expenses represent commission expenses, net of deferrable amounts.

Quarterly analysis:

•	Commission expenses decreased $.1 million to $30,000 compared to the third quarter of 2002.

Year-to-date analysis:

•	Commission expenses decreased $.3 million to $(15,000) compared to the first nine months of 2002.

Other operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

Quarterly analysis:

•	Other operating expenses for the third quarter of 2003 increased $.1 million or 5%, to $1.9 million compared to the third quarter of 2002

Year-to-date analysis:

•	Other operating expenses for the first nine months of 2003 increased $1.2 million or 26%, to $5.8 million compared to the first nine months of 2002. Other operating expenses increased primarily due to increased marketing costs and increased legal costs for non-material proceedings in the normal course of business involving claims under insurance policies or other contracts. Favorable dispositions of several claims and proceedings occurred during the first nine months of 2003 resulting in increased legal expenses.

Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the present value of future profits.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Quarterly analysis:

•	Net realized investment losses, net of related amortization, were $.2 million in the third quarter of 2003 compared to net realized investment losses of $.7 million in the third quarter of 2002.

Year-to-date analysis:

•	Net realized investment gains, net of related amortization, were $5.5 million in the first nine months of 2003 compared to net realized investment losses of $6.6 million in the first nine months of 2002, largely resulting from a strategy to realize tax benefits from capital loss carryforwards during 2003. Net realized investment gains for the first nine months of 2003 are net of an other-than-temporary write-down of $1.7 million for certain fixed maturity securities.

•	Approximately 98.6% of our fixed maturity securities are classified as investment grade at September 30, 2003.

Federal income tax benefit

Quarterly analysis:

•	Federal income tax expense increased $1.8 million to $.2 million compared to the third quarter of 2002.

Year-to-date analysis:

•	Federal income tax expense increased $2.9 million to $1.5 million compared to the nine months of 2002. This increase is due to a higher effective tax rate of 34% in 2003. In the 2002 period there was a lower effective tax rate resulting from the utilization of net operating loss carryforwards of $1.4 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Health Services:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)
Gross Margin (loss) on Sales:
Sales	$825	$14	$2,256	$57

Cost of Goods Sold	675	18	1,917	50
Fulfillment costs:
Processing costs	626	—	1,098	—
Shipping costs	26	—	73	—

Total cost of sales	1,327	18	3,088	50

Gross margin (loss) on sales	$(502)	$(4)	$(832)	$7

Statement of Operations:
Gross margin (loss) on sales	$(502)	$(4)	$(832)	$7
Other income	4	—	41	—

Total gross margin (loss) and other income	(498)	(4)	(791)	7
Marketing and sales expenses	96	—	306	—
Commission expenses	14	—	48	—
Other operating expenses	1,815	480	3,503	558
Interest expense and financing costs	7	8	22	8

Total expenses	1,932	488	3,879	566

Loss before income taxes	(2,430)	(492)	(4,670)	(559)
Federal income tax benefit	(827)	(167)	(1,588)	(190)

Net loss	$(1,603)	$(325)	$(3,082)	$(369)

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

Net loss

Quarterly analysis:

•	Net loss for the third quarter of 2003 increased by $1.3 million to $1.6 million compared to the third quarter of 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Year-to-date analysis:

•	Net loss for the first nine months of 2003 increased by $2.7 million to $3.1 million compared to the first nine months of 2002.

Net loss in 2003 periods is due to additional salary expense and marketing costs associated with the continued development of the Health Services segment’s operating platform and infrastructure, as well as ongoing concentrated marketing initiatives since its organization in 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Other Services:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)
Statement of Operations:
Net investment income (losses)	$(5)	$23	$33	$(12)
Commission income	—	338	657	1,481
Fees and other income (losses)	(2)	2	15	11

Total revenues	(7)	363	705	1,480
Commission expenses	—	5	86	247
Other operating expenses	1,431	1,709	5,519	3,963
Interest expense and financing costs	1,032	1,102	3,031	3,328

Total expenses	2,463	2,816	8,636	7,538

Operating loss before income taxes	(2,470)	(2,453)	(7,931)	(6,058)
Federal income tax benefit	(728)	(493)	(2,704)	(3,227)

Operating loss after income taxes	(1,632)	(1,960)	(5,227)	(2,831)
Net realized investment gain (losses), net of income taxes	106	(661)	106	(661)

Net loss	$(1,526)	$(2,621)	$(5,121)	$(3,492)

General: Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs. During the third quarter 2003, the Company sold the assets of our marketing services company, Savers Marketing Corporation for a $200,000 note receivable. The sale led to a reduction in the quarterly commission income, commission expenses and operating expenses.

Commission income consists of fee income related to servicing unaffiliated blocks of business.

Quarterly analysis:

•	Commission income decreased to $0 compared to the third quarter of 2002. Commission income decreased due to the sale of the assets of Savers Marketing.

Year-to-date analysis:

•	Commission income decreased $.8 million or 56%, to $.7 million compared to the first nine months of 2002. Commission income decreased due to the sale of Savers Marketing.

Commission expenses represent commission expenses related to servicing unaffiliated blocks of business.

Quarterly analysis:

Commission expenses decreased to $0 compared to the third quarter of 2002. Commission expense decreased due to the sale of the assets of Savers Marketing.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Year-to-date analysis:

•	Commission expenses decreased $.2 million or 66%, to $86,000 compared to the first nine months of 2002. Commission expense decreased due to the sale of the assets of Savers Marketing.

Other operating expenses consist of corporate operating expenses, including salaries.

Quarterly analysis:

•	Other operating expenses decreased $.3 million or 16%, to $1.4 million compared to the third quarter of 2002. Other operating expense decreased due to the sale of the assets of Savers Marketing.

Year-to-date analysis:

•	Other operating expenses increased $1.6 million or 39%, to $5.5 million compared to the first nine months of 2002. Other operating expenses increased primarily due to salary expense resulting from realigning personnel between segments.

Interest expense and financing costs represents interest, deferred debt costs, and distributions for the Trust Preferred securities issued by the Company.

Quarterly analysis:

•	Interest expense and financing costs decreased $.1 million or 6%, to $1.0 million compared to the third quarter of 2002. This decrease is due to lower interest rates.

Year-to-date analysis:

•	Interest expense and financing costs decreased $.2 million or 9%, to $3.0 million compared to the first nine months of 2002. This decrease is due to lower interest rates.

Federal income tax benefit

Quarterly analysis:

•	Federal income tax benefit increased $.3 million or 73%, to $.8 million compared to the third quarter of 2002. This increase is due to a higher effective tax rate of 34% in 2003.

Year-to-date analysis:

•	Federal income tax benefit decreased $.6 million or 17%, to $2.6 million compared to the first nine months of 2002. This decrease is due to a higher effective tax rate of 34% in 2003. The prior period utilized a net operating loss carryforward of $1.0 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

Discontinued Operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)
Income before gain on sale of discontinued operations	$—	$—	$—	$1,068
Gain (loss) from the sale of discontinued operations (less taxes of $0, $1,956, $0 and $2,169)	(275)	2,662	(275)	6,872

Net income	$(275)	$2,662	$(275)	$7,940

General: Our International Operations (discontinued operations) were sold in 2002. The 2002 results included revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily was dependant on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses.

Income before gain on sale of discontinued operations consist of general operating expenses, including salaries, net of deferrable amounts.

Year-to-date analysis:

•	Income before gain on sale of discontinued operations declined due to the sale of the portfolio of Premier Life (Bermuda), Ltd and the sale of Premier Life (Luxembourg) S.A. in 2002.

Gain (loss) from the sale of discontinued operations

Year-to-date analysis:

•	Gain from the sale of discontinued operations in 2002 resulted from the sale of the portfolio of Premier Life (Bermuda), Ltd and the sale of Premier Life (Luxembourg) S.A. in 2002.

•	Loss from the sale of discontinued operations in 2003 is due to the Company settling a purchase price adjustment resulting in a $275,000 charge.

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

     Dividends paid from Standard Life are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2002, we did not receive dividends from our insurance subsidiaries. In 2003, we could receive dividends of approximately $5.6 million from Standard Life, without regulatory approval.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

     Tax Sharing Payments: Effective January 1, 2000, we entered into a tax sharing agreement with Savers Marketing and Standard Management International that allocates the consolidated federal income tax liability. During 2002, Savers Marketing paid $.1 million and Standard Management International paid $.6 million in accordance with this agreement. Standard Management International terminated its participation in this agreement with the sale of our International Operations in 2002. Savers Marketing terminated its participation in this agreement with the sale of the assets of Savers Marketing on July 1, 2003. We do not expect tax sharing payments in 2003 to be material.

Estimated Cash Required in 2003

     The following are the characteristics of our mortgage payable, promissory note, notes payable and Trust Preferred securities, including estimated required payments in 2003.

     Mortgage Payable:

     The following are characteristics of our mortgage payable agreement at September 30, 2003:

•	outstanding balance of $6.8 million;

•	weighted average interest rate of 7.33% per annum;

•	principal and interest payments: $57,000 per month through December, 2011;

•	interest payments required in 2003 based on current balances will be $.5 million;

•	note may be prepaid on or before January, 2005 at 105% and declining to 101% after December, 2008.

Notes Payable:

     The following are characteristics of our promissory note at September 30, 2003:

•	outstanding balance of $.5 million;

•	interest rate of 6.0% per annum;

•	principal and interest payments: $30,000 interest per year in 2003 and 2004; principal payments thereafter beginning in 2005 through 2007;

•	interest payments required in 2003 based on current balances will be $30,000.

The following are characteristics of our amended credit agreement at September 30, 2003:

•	outstanding balance of $3.75 million;

•	weighted average interest rate of 5%;

•	principal payments: remaining principal payment of $3.75 million paid in October 2003.

•	subject to certain restrictions and financial and other covenants;

•	interest payments in 2003 were $.1 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

     The following are characteristics of our subordinated debt agreement at September 30, 2003:

•	outstanding balance of $11.0 million; to be paid November, 2003.

•	interest rate is greater of 1) 10% per annum or 2) six month London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%;

•	principal balance (originally due October 2007) to be paid November, 2003.

•	interest payments in 2003 were $1.1 million.

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

     The following are characteristics of our Trust Preferred securities at September 30, 2003:

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

General: On a consolidated basis we reported net cash provided by operations of $14.5 million and $(4.7) million for the third quarter of 2003 and 2002, respectively. At November 1, 2003, we had “parent company only” cash and short-term investments of $.1 million that are available for general corporate purposes. Parent company operating expenses (not including interest expense) were $4.8 million and $3.4 million for the first nine months of 2003 and 2002, respectively.

Liquidity of Financial Services

     Financial Services: The principal liquidity requirements of Standard Life are its 1) contractual obligations to policyholders, 2) Surplus Debenture interest, dividends, management fees and rental fees to Standard Management and 3) operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of annuity products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life’s A.M. Best rating and events in the industry that affect policyholders’ confidence. In October 2003, A.M. Best confirmed Standard Life’s rating of (“B+”), or “very good”.

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

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2003. As of September 30, 2003, Standard Life had statutory capital and surplus for regulatory purposes of $57.5 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $112.9 million for the third quarter of 2003 and $343.6 million for the third quarter of 2002. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

Liquidity of Health Services

     Health Services: The principal liquidity requirements of our Health Services segment are its 1) cost of goods sold, 2) operating expenses, and 3) future acquisitions. The primary source of funding for these obligations has been cash flow from 1) pharmaceutical sales, 2) internal and external borrowings, and 3) capital contributions from Standard Management. The liquidity requirements of our Health Services segment have significantly exceeded cash flow from pharmaceutical sales.

     We believe that the operational cash flow of our Health Services segment will not be sufficient to meet our anticipated operational needs for 2003. Therefore, this segment is expected to continue to fund its cash needs through internal and external borrowings and capital contributions from Standard Management. As of September 30, 2003, our Health Services subsidiary had equity of $2.9 million.

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

ITEM 5. OTHER INFORMATION

     On November 13, 2003 the Company replaced its $3.75 million senior facility and $11 million senior subordinated debt with a $20 million senior secured credit facility. The new senior facility is composed of a $10 million five year loan with a fixed rate of 6.63%, and a $10 million revolving line of credit with a floating annual rate equal to 90 day LIBOR plus 395 basis points. In addition to the repayment of indebtedness described above, a portion of the proceeds will be used for a $5 million capital contribution to Standard Life, and general corporate activities within our Financial Services segment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31.1 Rule 13a – 14(a)/15d – 14(a) Certification by Chief Executive Officer

31.2 Rule 13a – 14(a)/15d – 14(a) Certification by Chief Financial Officer

32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

     (b) Reports on Form 8-K

     On August 11, 2003, we filed a report on Form 8-K with the Commission related to the announcement of our financial results for the second quarter of 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

_________________________

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

STANDARD MANAGEMENT CORPORATION (Registrant)

By: /s/ RONALD D. HUNTER

Ronald D. Hunter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: /s/ GERALD R. HOCHGESANG

Gerald R. Hochgesang Senior Vice President and Treasurer (Chief Accounting Officer)