Form 10-K
period 2003-12-31
STANDARD MANAGEMENT CORP
filed 2004-03-30
CIK 853971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20882

Standard Management Corporation

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1773567 (I.R.S. employer identification no.)

10689 North Pennsylvania Street, Indianapolis, Indiana 46280 (Address of principal executive offices)	(317) 574-6200 (Telephone)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

10.25% Trust Preferred Securities due 2031

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock as of the most recently completed second quarter as reported on The NASDAQ Stock Market, was approximately $25.8 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2004 Registrant had outstanding 8,114,196 shares of Common Stock.

Documents Incorporated by Reference: None

PART I

     As used in this report, unless the context otherwise clearly requires, “we”, “our”, “us”, and “Standard Management” refer to Standard Management Corporation. All financial information contained in this report is presented in accordance with generally accepted accounting principles (“GAAP”) unless otherwise specified. Our website is located at www.sman.com, however, the information contained on the website is not to be considered incorporated by reference herein.

Item 1. Business of Standard Management

Overview

     Standard Management is a holding company that currently conducts its business through two distinct segments: financial services and health services. The financial services segment is primarily involved in the asset accumulation business targeting the retirement-age market. Principally through its wholly owned life insurance subsidiary, Standard Life Insurance Company of Indiana (“Standard Life”), we develop, market and administer annuity and life insurance products. Historically, substantially all of our business has been conducted in the financial services segment through Standard Life and our other insurance company subsidiaries.

     In 2002, we entered the health services segment. The health services segment is operated through our subsidiary, U.S. Health Services Corporation. U. S. Health Services distributes pharmaceutical products and services to institutions, point of care programs, contract repackaging services and consumers.

Recent Developments

     Standard Management recently engaged investment banking advisors for the purpose of providing us and our subsidiaries with advice in analyzing our capital needs and other general financial advisory services. The services being provided by these advisors will be used by Standard Management in consideration of a variety of potential business arrangements or undertakings including, without limitation:

•	the possible restructuring or reorganization of the capital or debt of Standard Management or any of our subsidiaries;

•	the potential public or private placement of one or more securities of Standard Management or any of our subsidiaries;

•	possible joint ventures, combinations or undertakings between Standard Management and various third parties; or

•	the possible sale of a material portion of the assets or securities of Standard Management or any of our subsidiaries to, or merger of Standard Management or any of our subsidiaries with, various third parties.

     As part of this process, our investment banking advisors have received indications of interest for the purchase of Standard Life. At the present time, we have not commenced negotiations with any party nor have we entered into an agreement with respect to any transaction, although we are considering all of our options and may elect to enter into negotiations with respect to the sale of Standard Life or with respect to any of the other alternatives. In the event we consummate a sale of Standard Life, management anticipates that it would cease operations in the life insurance sector and focus primarily on the health services sector.

     In the event a transaction were to be consummated, we would expect to use the proceeds of any such transaction for various corporate purposes including to pay off some or all of our existing indebtedness, to fund the capital needs of our health services operations, for potential acquisitions of complementary business, and for other general corporate purposes. To the extent any such disposition provides proceeds in excess of our needs, we could use some or all of such excess funds to repurchase outstanding shares of our common stock or declare a cash dividend. Because of the existence of potential business arrangements as described, shareholders should carefully evaluate the risks that are associated with a change in the primary nature of our business operations, while at the same time recognizing that the timing of any shift in the focus of our business operations or a sale of financial services assets is uncertain and might not occur at all. See “Factors That May Affect Further Results” commencing on page 39.

Financial Services Segment

     Our financial services segment includes Standard Life, our principal insurance subsidiary, which was organized in 1934 as an Indiana domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life currently sells deferred annuities, equity-indexed annuities, and single premium immediate annuities and manages its in force life business. Standard Life has a rating of “B+” (Very Good) from the rating agency A.M. Best Company, Inc. (“A.M. Best”). This segment also includes Standard Life’s subsidiary Dixie National Life Insurance Company (“Dixie Life”).

Marketing

     Standard Life offers a full portfolio of annuity products selected on the basis of their competitive position, profitability and likely consumer acceptance. Such portfolio includes single and flexible premium deferred annuities, equity-indexed annuities and single premium immediate annuities. Standard Life does not offer variable annuity products. Our agency force, which includes approximately 10,250 independent general agents, was organized to provide a lower cost alternative to the traditional captive agency force. These agents distribute a full line of annuity products issued by Standard Life. We believe that both agents and policy owners value the service we provide. We assist agents in 1) submitting and processing policy applications, 2) training and education, and 3) marketing support.

     Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by Standard Life, which performs issuance, underwriting and accounting functions related to the policy. Standard Life is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 2% of Standard Life’s annual annuity sales in 2003, and the top 20 individual agents accounted for approximately 18% of Standard Life’s annuity sales in 2003. At December 31, 2003, approximately 42% of Standard Life’s independent agents were located in Indiana, California, Florida, Ohio and Michigan with the remaining agents distributed across the country. Standard Life is attempting to increase the number and geographic diversity of its agents.

     Standard Life does not have exclusive agency agreements with its agents. Therefore, our management believes most of these agents sell similar products for other insurance companies, which could result in a sales decline if Standard Life’s products were to become relatively less competitive.

Currently Marketed Products

     We primarily market deferred annuities, equity-indexed annuities, and single premium immediate annuities. The following table sets forth the amounts and percentages of our net deposits received from currently marketed products for the year ended December 31 (in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Deferred annuities	$129,391	31.9	$320,647	55.1	$178,238	57.2
Equity-indexed annuities	125,302	30.9	126,743	21.8	67,159	21.5
Single premium immediate annuities	151,243	37.2	134,782	23.1	66,269	21.3

Total	$405,936	100.0	$582,172	100.0	$311,666	100.0

     Deferred Annuities. Standard Life markets both single and flexible premium deferred annuities, which provide for an initial deposit by the owner. Flexible premium products also provide for optional additional deposits, the time and amount of which are at the discretion of the owner. Standard Life credits the account of the owner with earnings at interest rates that are revised periodically until the maturity date. This accumulated value is tax deferred. Revisions to interest rates on deferred annuities are restricted by an initial crediting rate guaranteed for a specific period of time, usually one year, and a minimum crediting rate guaranteed for the term of the deferred annuity, which is typically 2.5% to 3%. At maturity, the owner can elect a lump sum cash payment of the accumulated value or one of the various payout options available. Standard Life’s deferred annuities also typically provide for penalty-free partial withdrawals of up to 10% annually of the accumulation value after the owner has held the deferred annuity for more than 12 months. In addition, the owner may surrender the deferred annuity at any time before the maturity date and receive the accumulated value, less any surrender charge then in effect for that contract. To protect holders of deferred annuities from a sharp reduction in the credited interest rate after a deferred annuity is issued, Standard Life permits the deferred annuity holder of certain annuities to surrender the annuity during a specified period without incurring a surrender charge if the renewal-crediting rate is below a stated level. This stated level of interest is referred to as the “bail-out rate” and is typically below the original crediting rate, but above the minimum guaranteed crediting rate. Certain products also contain a market value adjustment feature, whereby a policyholder’s surrender value is adjusted for changes in the interest rate environment. This feature protects us against the risk of policyholder surrender when asset values are depressed.

     As of January 1, 2004, the crediting rates available on new sales of Standard Life’s currently marketed deferred annuities ranged from 3% to 5% with most new issues having an interest rate with a one-year guarantee period. Crediting rates on in force policies range from 3% to 7%. The surrender charge is initially 7% to 14% of the contract value depending on the product and decreases over the applicable surrender charge period of 5 to 10 years. As of December 31, 2003, Standard Life had 19,299 currently marketed deferred annuity contracts in force.

     Equity-indexed Annuities. In response to consumers’ desire for alternative investment products with returns linked to common stocks, Standard Life introduced a line of equity-indexed annuity products in 1998. The annuity’s contract value is equal to the premium paid, increased for returns based on the change in the Standard & Poor’s 500 Index (“S&P 500 Index”) and/or the Dow Jones Industrial Average Index (“DJIA Index”). Standard Life’s equity-indexed annuities apply index credits to policyholders annually, so that a given year’s equity credits are locked in, and cannot be reduced by future declines in the index. Two basic index-crediting methods are used for Standard Life’s equity-indexed annuities, “participation rate” crediting and “spread/cap” crediting. For participation rate products, a percentage (the participation rate) of the change in the index accrues to the contract value. For spread/cap products, increases in the index up to the spread amount do not accrue to the contract value, but above the spread, the contract is credited the full amount of the increase in the index up to the limit of the cap. Standard Life has the discretion to annually change the participation rates and spreads/caps on its products. The minimum guaranteed values are equal to between 75% and 90% of first year premiums and between 87.5% and 90% of renewal premiums collected for equity-indexed annuities, plus interest credited at an annual rate of 3%. The annuities provide for penalty-free withdrawals of up to 10% in each year after the first year of the annuity’s term. Other withdrawals from the product are subject to a surrender charge. Standard Life purchases S&P’s 500 Index or DJIA Index Call Options to hedge potential increases to policyholder benefits resulting from increases in the index to which the product’s return is linked. As of December 31, 2003, Standard Life had 10,120 currently marketed equity-indexed contracts in force.

     Single Premium Immediate Annuities and Supplementary Contracts. Standard Life’s currently marketed deferred annuity and equity indexed annuity products offer policyholders the right to exchange their deferred annuity contract for a supplementary contract which provides a guaranteed stream of benefit payments for a fixed period and/or until the death of the annuitant. These supplementary contracts have characteristics similar to single premium immediate annuities. As of December 31, 2003, Standard Life had 6,091 single premium immediate annuity contracts in force and 1,060 supplementary contracts in-force arising from currently marketed annuity products.

     Other Product Information. Premium deposits decreased in 2003 due to management actions to preserve spread income in response to market conditions. Management actions included reducing credited rates, lowering agent commissions and temporarily suspending sales of selected products.

     Individual annuity sales within the United States have nearly tripled from $61 billion in 1992 to more than $168 billion in 2002, according to the American Council of Life Insurers. As the 76 million “baby boomers” born from 1946 through 1964 grow older, demand for insurance products is expected to grow. We believe that those seeking adequate retirement incomes will become less dependent on Social Security and their employers’ retirement programs and more dependent upon their own financial resources. Annuities currently enjoy an advantage over certain other saving mechanisms because the annuitant receives a tax-deferred accrual of interest on the investment during the accumulation period.

     Our gross domestic sale percentages by U.S. geographical region are summarized as follows:

State	2003	2002	2001
California	19%	15%	21%
Michigan	19	17	5
Florida	18	15	11
Indiana	11	14	18
Ohio	6	6	7
Wisconsin	4	4	5
Illinois	3	5	2
All other states (1)	20	24	31

Total	100%	100%	100%

(1)	No other state had gross sales greater than 3 % in 2003.

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

     Annuities. Our closed blocks of deferred annuities consist primarily of flexible premium deferred annuities and a small amount of single premium deferred annuities, which, unlike flexible premium deferred annuities, do not provide for additional deposits. As of January 1, 2004, these deferred annuities had crediting rates ranging from 3% to 5.5% and guaranteed minimum crediting rates ranging from 3% to 5.5%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. Our closed blocks of annuities include payout annuities which consist of immediate annuities and supplementary contracts in which benefits are paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. Interest rates used in determining payout annuities range from 1.5% to 7% and cannot be changed after a policy is issued. At December 31, 2003, we had 553 annuity contracts in force for closed blocks.

     Traditional Life. Our closed blocks of traditional life business include several types of participating and non-participating, whole life and term life insurance policies. Face amounts vary, but retained death benefits are $150,000 or less per life. Traditional life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The whole life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, whole life policies begin to accrue a cash value, which can be made available to the policyholder net of taxes and withdrawal penalties. The term policy provides benefits only as long as premiums are paid. At December 31, 2003, we had 36,073 traditional life policies in force for closed blocks.

     Universal Life. Our closed blocks of universal life business include flexible premium universal life policies, which provide for periodic deposits, interest credits to account values and charges to the account values for mortality and administrative costs. As of January 1, 2004, the interest rate on existing flexible premium universal life policies was 3% to 5% with a guaranteed interest rate of 3% to 5%. At December 31, 2003, we had 9,877 universal life policies in force for closed blocks.

Operations

     Our principal administrative departments for our insurance subsidiaries include financial, new business, policyholder services, and information technology services (“IT”) departments. The financial department provides accounting, budgeting, tax, investment, financial reporting and actuarial services and establishes cost control systems. The new business department reviews policy applications, and issues and administers our policies. The policyholder services department authorizes disbursements related to claims and surrenders. The IT department oversees and administers our information processing systems.

     Our administrative departments use a common integrated policy administration system that permits efficiency and cost control. Our IT system services approximately 92,500 active policies at December 31, 2003.

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

Investments

     Investment activities are an integral part of our business as the investment income of our insurance subsidiaries is a significant part of total revenues. Profitability is significantly affected by spreads between interest earned on invested assets and rates credited on insurance liabilities. The weighted average net yield of our investment portfolio was 5.34%.

     We balance the duration of our invested assets with the expected duration of benefit payments arising from insurance liabilities. The “duration” of a security is a measure of a security’s price sensitivity to changes in market interest rates. The option-adjusted duration of fixed maturity securities and short-term investments for our U.S. insurance subsidiaries was 4.9 and 3.9 years at December 31, 2003 and 2002, respectively, which reasonably match the duration of our policy liabilities of 4.4 and 5.1 years at December 31, 2003 and 2002, respectively.

     Our investment strategy is guided by strategic objectives established by the Investment Committee of our board of directors. Our major investment objectives are to: 1) maximize book investment income without exposing surplus to excessive volatility, 2) match the anticipated duration of investments with the anticipated duration of policy liabilities through our asset-liability cash flow management process, 3) maximize our company objectives for tax considerations and realized gain/loss recognition, and 4) provide sufficient liquidity to meet cash requirements with minimum sacrifice of investment yield. Consistent with this strategy, we invest primarily in securities of the U.S. government and its agencies, investment grade utilities, corporate debt securities and collateralized mortgage obligations. When opportunities arise, below investment grade securities may be purchased; however, protection against default risk is a primary consideration. We will not invest more than 7% of our bond portfolio in below investment grade securities.

     The National Association of Insurance Commissioners (“NAIC”) assigns quality ratings to securities called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns ratings to publicly traded and privately-placed securities. The ratings assigned range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality. The following table sets forth the quality of our fixed maturity securities as of December 31, 2003, classified in accordance with the ratings assigned by the NAIC:

Percent of Fixed
NAIC Rating	Maturity Securities
1	71
2	28

Total Investment Grade	99
3-4	1
5-6	—

Total	100%

     Deutsche Investment Management Americas Inc. manages our fixed maturity securities, subject to the direction of management and our Investment Committee.

     Approximately 50% of our fixed maturity securities at December 31, 2003 are comprised of mortgage-backed securities that include collateralized mortgage obligations and mortgage-backed pass-through securities. Approximately 13% of the book value of mortgage-backed securities in our portfolio are backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest and 72% are backed by an agency of the U.S. government (although not by the full faith and credit of the U.S. government). In rising interest rate environments, prepayments on mortgage-backed securities will slow and result in duration extension. In anticipation of rising interest rates in 2004 and beyond, during 2003 we repositioned its mortgage-backed portfolio by selling agency guaranteed mortgage-backed securities and investing in more tightly structured securities including agency backed planned amortization class collateralized mortgage obligations and commercial mortgage-backed securities. As a result, agency mortgage-backed pass-through securities were reduced from $432.0 million or 68% of mortgage-backed securities at December 31, 2002 to $273.8 million or 33% of mortgage backed securities at December 31, 2003.

     The following table summarizes our mortgage-backed securities at December 31, 2003 (in thousands):

					Estimated	Avg.
		% of			Avg. Life	Term
	Amortized	Fixed	Fair	% of	of	to Final
	Cost	Maturities	Value	Fixed Maturities	Investment	Maturity
					(In Years)	(In Years)
Agency collateralized mortgage obligations:
Planned and target amortization classes	$351,994	21.5%	$349,286	21.2%	6.7	22.0
Sequential and support classes	67,263	4.1%	65,550	4.0%	2.4	20.1

Total	419,257	25.6%	414,836	25.2%	6.0	21.7
Non-agency collateralized mortgage obligations:
Planned and target amortization classes	6,242	0.4%	6,285	0.4%	1.6	28.4
Sequential classes	31,311	1.9%	30,088	1.9%	0.3	24.7
Other	66,967	4.1%	66,532	4.0%	7.2	23.2

Total	104,520	6.4%	102,905	6.3%	5.8	22.1

Total CMO’s	523,777	32.0%	517,741	31.5%	5.8	22.1

Non agency collateralized mortgage-backed securities	26,299	1.6%	26,529	1.6%	4.0	25.0
Agency mortgage-backed pass-through securities	273,832	16.7%	278,264	16.9%	25.6	26.1

Total mortgage-backed securities	$823,908	50.3%	$822,534	50.0%	12.3	23.5

     The fair values for mortgage-backed securities were determined from broker-dealer markets, internally developed methods and nationally recognized statistical rating organizations.

     Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment, which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Planned and target amortization class securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches (“support classes”). Mortgage-backed pass-through securities, “sequential” and support class collateralized mortgage obligations, which comprised the remaining 56.5% of the book value of our mortgage-backed securities at December 31, 2003, are more sensitive to prepayment risk.

Reserves

     Our insurance subsidiaries have established and carry as liabilities in their financial statements actuarially determined liabilities to satisfy their respective annuity contract and life insurance policy obligations.

     Insurance policy liabilities for deferred annuities and universal life policies are equal to the full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with credited interest rates ranging from 3.0% to 7.55% in 2003 and 3.0% to 11.5% in 2002.

     Insurance policy liabilities for equity-indexed annuity products are computed in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and consist of a book value liability for benefits guaranteed in the contract, combined with a market value liability for equity-linked benefits of the contract.

     We perform periodic studies to compare current experience for mortality, interest and lapse rates with projected experience used in calculating the annuity and life insurance policy liabilities. Differences are reflected currently in earnings for each period. We recorded a charge of $7.9 million and $7.8 million for 2003 and 2002, respectively, related to the acceleration of deferred policy acquisition costs (“DAC”) amortization due to DAC unlocking.

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

     Reinsurance ceded on life insurance policies to unaffiliated companies in 2003, 2002 and 2001, excluding financial reinsurance agreements, represented 39%, 40%, and 42%, respectively, of our gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies in 2003, 2002 and 2001 represented 9.2%, 9.0%, and 9.3%, respectively, of our net combined individual life insurance in force.

     The following is reinsurance ceded information for the four reinsurers to which we have ceded the largest amount of life reinsurance at December 31, 2003 (in thousands):

		% of Total
	Face Value of	Reinsurance	Reinsurance
Insurance Company	Life Policies	Ceded	Recoverable
Employers Reassurance Corporation	$130,560	28.7%	$1,186
Lincoln National Life Insurance Company	91,285	20.0%	1,071
General USA Life Reassurance Company	70,904	15.6%	360
Swiss Re Life & Health America	46,124	10.1%	533

     Reinsured life insurance in force at December 31, 2003 is ceded to insurers rated “A-” (Excellent) or better by A.M. Best. Historically, we have not experienced material losses in collection of reinsurance receivables.

     Our largest annuity reinsurer at December 31, 2003, SCOR Life U.S. Insurance Company (“SCOR Life”), represented $18.2 million, or 51% of our total reinsurance recoverable and is rated “B++” (Very Good) by A.M. Best.

Competition

     The life insurance industry is highly competitive and consists of a large number of both stock and mutual insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by Standard Management. According to the American Council of Life Insurers, as of 2003, there were approximately 1,171 life insurance companies in the United States, which may offer insurance products similar to ours. Competition within the life insurance industry occurs on the basis of, among other things, 1) product features such as price and interest rates, 2) perceived financial stability of the insurer, 3) policyholder service, 4) name recognition and 5) ratings assigned by insurance rating organizations.

     We must also compete with other insurers to attract and retain the allegiance of agents. We believe that competition centers more on the strength of the agent relationship rather than on the insurer’s name recognition to the customer. We offer competitive products, competitive commission structures, internet-based agent services, prompt policy issuance and responsive policyholder service and believe we are successful in attracting and retaining agents.

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

Federal Income Taxation

     We file a consolidated return with our non-insurance subsidiaries, excluding U.S. Health Services, for federal income tax purposes, and beginning January 1, 2001 with our insurance subsidiaries, Standard Life and Dixie Life. At December 31, 2003, we have a net capital loss carryforward of approximately $.5 million, which expires in 2007.

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

     Most states have also enacted legislation regulating insurance holding company activities including acquisitions, extraordinary dividends, terms of surplus debentures, terms of affiliate transactions and other related matters. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain intercompany transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of certain material intercompany transfers of assets within the holding company structure. Recently a number of state regulators have considered or have enacted legislative proposals that change, and in many cases increase, the authority of state agencies to regulate insurance companies and holding companies. For additional information on state laws regulating insurance company subsidiaries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 13 to our Consolidated Financial Statements.

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

     In some instances state regulatory authorities require deposits of assets for the protection of either policyholders in those states or for all policyholders. At December 31, 2003, securities of $11.0 million, or approximately .65% of the book value of our U.S. insurance subsidiaries’ invested assets, were on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards that the particular state has established.

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

     At December 31, 2003, the RBC Ratios of Standard Life and Dixie Life were 2.9 and 8.1, respectively. If these RBC Ratios should decline in the future, our subsidiaries might be subject to increased regulatory supervision and decreased ability to pay dividends, management fees and surplus debenture interest to Standard Management.

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

     The amounts related to Asset Valuation Reserve and Interest Maintenance Reserve for our insurance subsidiaries at December 31, 2003 are summarized as follows (in thousands):

		Maximum
	Asset	Asset	Interest
	Valuation Reserve	Valuation Reserve	Maintenance Reserve
Standard Life	$3,751	$9,307	$17,974
Dixie Life	—	263	—

     The annual addition to the asset valuation reserve consists of a factor-based basic contribution plus 20% of the difference between the reserve objective and the accumulated balance. If the calculated reserve with current year additions exceeds the maximum reserve amount, the reserve is reduced to the maximum amount. For the year ended December 31, 2003, our insurance subsidiaries each made the required contribution to the asset valuation reserve.

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

Health Services Segment

General

     Established in 2002, U.S. Health Services Corporation is deploying a national health services distribution platform. U.S. Health Services vertically integrates pharmaceutical care with the delivery of healthcare services principally in the sub-acute, institutional segment of the healthcare market; for example, skilled nursing facilities, assisted living facilities and correctional facilities. In addition U.S. Health Services, through its subsidiaries and operating units, acts as a wholesale drug distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. Through long-term service contracts, we seek to reduce revenue volatility and create additional opportunities to introduce others, complimentary healthcare products and services.

     U.S. Health Services currently operates through its subsidiaries HomeMed Channel, Inc., PCA, LLC, Apothecary Solutions Corporation, HomeDoc Corporation, and Medical Care and Outcomes, LLC. Each of these subsidiaries services a specific market in the pharmaceutical services sector. HomeMed Channel, Inc., through its divisions HomeMed Pharmacy and HomeMed Veterinary, operates as direct-to-consumer retail and mail order pharmacy and veterinary pharmaceutical manager and supplier. PCA, LLC is a wholesale drug distributor and repackager. Apothecary Solutions Corporation, doing business as HomeMed Institutional Pharmacy, contracts as a closed-door institutional pharmacy manager. HomeDoc Corporation and Medical Care and Outcomes, LLC provide proprietary medical diagnostic and compliance technologies to community pharmacists and national pharmacy associations which allow them to safely, lawfully and confidentially track prescribed drug and medical care regiments of individual patients, in partnership with treating physicians, in order to enhance the continued delivery of care.

Marketing

     U.S. Health Services is organized around three key distribution engines: Retail Pharmacy, Institutional Pharmacy and Veterinary Pharmacy. Supporting each operating unit are technology platforms to facilitate customer interaction, product fulfillment and point-of-care health management.

     We focus on serving the following customer populations:

•	Retail Consumers – HomeMed Retail Pharmacy provides high quality, affordable medications direct-to-consumers.

•	Employers – HomeMed Retail Pharmacy provides affordable mail-order medications to employees of corporate clients.

•	Medical Clinics – PCA, LLC distributes re-packaged stock medications to student health centers, physician’s offices, urgent care clinics and other point-of-care facilities to provide convenience to consumers and ensure medication compliance from the caregiver’s perspective.

•	Veterinary Clinics – HomeMed Veterinary Clinic distributes re-packaged stock medications to animal clinics. Dispensing and inventory management technology are a key element of the solution we provide to veterinarians.

•	Institutional Consumers – HomeMed Institutional Pharmacy provides medications and medical supplies to consumers living in assisted living, skilled nursing, correctional and home care settings. Compliance packaging ensures patient safety and enhances therapy outcomes.

•	Institutions – HomeMed Institutional Pharmacy also works directly with skilled nursing and licensed assisted living facilities to provide resident medications and value-added pharmacy services directly to the institution. Consultant pharmacists and specialized IV nurses enhance patient care by assisting facility nursing staff and helping coordinate medication management.

•	Hospitals – U.S. Health Services partners with hospitals to implement retail pharmacy services.

     We leverage direct and indirect sales channels to acquire new customers. An integrated customer care function ensures rapid response to customer needs and field-level feedback to each of our operating units. Customer-focused nurses and pharmacist consultants complete the cycle of care by staying close to the consumers of our products.

Growth Strategy

     We believe U.S. Health Services is well-positioned to benefit from a rapidly growing population utilizing pharmacy services. The pharmacy industry is currently in a state of flux and consolidation, providing opportunities for selected acquisitions. Further, certain segments of healthcare have never been consolidated, specifically, the assisted living, congregate care and home health agency sectors.

     We believe that the continued expansion of our wholesale supply operations in the high-growth, high-margin veterinary pharmaceutical segment can position us as a unique “virtual pharmacy manager” for owners and operators of veterinary clinics, which until now have been forced to manage their own internal pet pharmacies as part of their medical practice or risk losing market share to unaffiliated and unlicensed pet product distributors. Our intent to partner with veterinarians using a clinic drug replenishment model, rather than selling directly to consumers of pet pharmaceuticals without first engaging a veterinarian’s involvement, successfully addresses substantial concerns in the veterinary community about the appropriate medical level of care provided to animals and the maintenance of a proper and ethical veterinarian-client relationship.

     We believe that many of the growth opportunities available to us in the health services area involve combining high-technology concepts with physician provider, hospital, hospice, nursing, and clinical care settings. By providing access to health services to clients regardless of whether they are located in an institutional care facility or are receiving provider services out of their own home, we believe we can build sustained brand and company loyalty among patients at all levels of care. U. S. Health Services brings the benefits of a seasoned, visionary and diverse management team, a highly skilled and experienced staff, an existing proprietary technology base, and strong relationships with customers and suppliers.

Regulatory Factors

     The pharmaceutical industry has long been subject to regulation by various federal, state and local agencies, primarily as to product manufacture, safety, efficacy, advertising and labeling. In addition, governmental bodies in the United States as well as other countries have expressed concern about costs relating to health care, and in some cases, have focused attention on the pricing of drugs and on appropriate drug utilization. Government regulation may be expanded significantly in the United States in the future. We are unable to predict the extent to which our business may be affected by future regulatory developments. We continuously monitor the effects of such regulatory activity on our operations.

     The nursing home pharmacy business has long operated under regulatory cost containment pressures from both state and federal legislation primarily through Medicaid and, to a lesser extent, Medicare. Medicaid has long-established programs for reimbursement which have over time been revised and refined and have not had a material adverse effect on the pricing policies or receivables collection for nursing home pharmacy services. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect our business. Medicare has recently added a prescription drug benefit which will be phased in gradually between 2004 and 2006 and which may also affect our business, although the extent of this effect cannot be quantified at this time.

     We are subject to fraud and abuse laws which preclude, among other things, (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and (b) physicians from making referrals to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation.

     Institutional pharmacies as well as the long-term care facilities they serve are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations and the documentation of activities. All of our pharmacies are licensed in the states in which they operate and are registered with the appropriate federal authorities pursuant to the regulation of controlled substances.

Competition

     The pharmaceutical distribution industry is a highly competitive and fragmented industry, both regionally and nationally. In each of our market segments, we compete with local, regional and national organizations focused on similar customer groups. In the direct dispensing of pharmaceutical products to end consumers, we compete with local and national retail, mail order and institutional pharmacies as well as pharmacies owned by long-term care facilities. We compete in this market based on competitive pricing, localized services, value-added technologies and partnering initiatives that drive shared revenue.

     In the pharmaceutical wholesale distribution and repackaging marketplace, we compete with a number of local and national providers. We serve both human medical clinics and veterinary medical clinics from a centralized distribution facility thereby which puts us in two distinct competitive zones. There are fewer competitors in the repackaging niches that we target, but they are highly specialized.

     In the institutional and corporate services marketplace, we compete with a number of large, national companies providing a broad mix of services to hospitals, long-term care facilities and employer groups. We compete by targeting narrow niches within these customer segments and providing highly customized pharmaceutical product solutions. Highly focused services and support coupled with profit-sharing business models make us an appealing partner in these strategic relationships.

     No individual customer or market segment is critical to the total sales of our products and services.

Acquisition Strategy, Recent Acquisitions and Divestiture

Acquisition Strategy – Financial Services

     A principal component of our strategy since 1999 has been internal organic growth. However, we regularly investigate acquisition opportunities in the life insurance industry that complement or are otherwise strategically consistent with our existing business. Any decision to acquire a block of business or an insurance company will depend on a favorable evaluation of various factors. We believe that availability of blocks of business in the marketplace will continue in response to ongoing industry consolidation, risk-based capital requirements and other regulatory and rating agency concerns. We currently have no plans or commitments to acquire any specific insurance business.

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

Acquisition Strategy – Health Services

     Our acquisition strategy includes acquiring companies to distribute retail and third party reimbursed pharmaceutical products and services. We have identified several potential strategic acquisitions in the institutional pharmacy industry. These potential acquisitions would also allow us to build to critical mass in terms of both customers served and human and technological capital. While we intend to grow this segment of the business quickly and on a regional basis through acquisitions in the near term, we are also committed to creating operational efficiencies in our existing operations in an attempt to reduce expenses and increase economies available to us, so that our business can grow organically as well.

     Described below are the acquisitions made since the commencement of our health services segment.

     Effective February 6, 2004, our wholly-owned subsidiary, Apothecary Solutions Corporation acquired certain assets of Alliance Center, Inc. Apothecary Solutions is an institutional pharmacy. The purchase price was $3.6 million, and additional contingent consideration of up to $175,000 may be paid, based on a percentage of outstanding accounts receivable collected. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $1.2 million. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of the fair values and recorded the excess of the acquisition cost over net assets acquired as goodwill.

     During 2003, we acquired Medical Care & Outcomes, LLC, for shares of common stock. MCO provides an innovative tool for our health services segment to acquire real-time patient data on compliance and therapeutic outcomes following an office visit or hospital stay. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $3.6 million. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of the fair values and recorded the excess of the acquisition cost over net assets acquired as goodwill.

     In addition, in 2003, we acquired the business assets of MyDoc.com from Roche Diagnostics Corporation and placed these assets into our wholly-owned subsidiary, HomeDoc Corporation. HomeDoc Corporation is the first virtual healthcare service where board-certified, state-licensed physicians are available online, 24 hours per day / 7 days per week to diagnose and treat common ailments and provide prescriptions. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $645,000.

     During 2002, we acquired the pharmaceutical business of HomeMed Channel, Inc. and PCA, LLC and the assets of Prescriptions by Mail, Inc. All three acquisitions were accounted for under the purchase method of accounting.

Divestiture- International Operations

     In 2002, we sold our International Operations which consisted of 100% of the shares in Premier Life (Luxembourg) S.A. and the portfolio of Premier Life (Bermuda) Limited to Winterthur Life, a division of Credit Suisse Group, resulting in a gain from the sale of discontinued operations of $6.9 million. With the net proceeds received from the sale, we made a $15 million capital contribution to Standard Life, repaid $3.8 million in debt, and retained the remaining $6.3 million for general corporate purposes.

Employees

     As of February 29, 2004, we had 184 employees. We believe our future success will depend, in part, on our ability to attract and retain highly-skilled technical, marketing, support and management personnel. We believe we have excellent relations with our employees.

Item 2. Properties

     In December 2001, we signed a promissory note and mortgage due December 31, 2011, with a current outstanding principal amount of $6.6 million at December 31, 2003, used to finance our home office building consisting of 56,000 square feet and located at 10689 North Pennsylvania Street, Indianapolis, Indiana. Approximately 43,000 square feet of the building is leased to Standard Life pursuant to a lease agreement entered into on December 28, 2001. The remaining space is used by Standard Management and U.S. Health Services.

     We lease 10,000 square feet of space located at 2525 North Shadeland, Indianapolis, Indiana for warehouse purposes. This lease expires on September 30, 2004.

     U.S. Health Services leases approximately 30,000 square feet in an office building located at 6210 N. Technology Center Drive, Indianapolis, Indiana. The lease expires April 2007.

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

               None.

Part II

Item 5. Market for our Common Stock and Related Stockholder Matters

     Our common stock trades on the NASDAQ National Market under the symbol “SMAN”. The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by NASDAQ. We have never paid cash dividends on our common stock. At the close of business on February 29, 2004 there were approximately 3,000 holders of record of the outstanding shares of our common stock. Although our common stock is traded on NASDAQ, no assurance can be given as to the future price of or the markets for the stock.

	Common Stock
	High	Low
2003
Quarter ended March 31, 2003	$4.23	$2.60
Quarter ended June 30, 2003	4.69	3.12
Quarter ended September 30, 2003	4.65	3.60
Quarter ended December 31, 2003	4.25	3.11
2002
Quarter ended March 31, 2002	$6.76	$4.20
Quarter ended June 30, 2002	9.00	4.82
Quarter ended September 30, 2002	7.70	4.37
Quarter ended December 31, 2002	4.95	2.71

Equity Compensation Plan Information

     In January 2002, the Securities and Exchange Commission adopted new rules for the disclosure of equity compensation plans. The purpose of the new rules is to summarize the potential dilution that could occur from past and future equity grants under all equity compensation plans. The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under our equity compensation plans. All of our equity compensation plans have been approved by our shareholders.

Number of
securities
	Number of		remaining
	securities to		available for
	be issued		future
	upon	Weighted-average	issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
Plan Category	options	options	plans
Equity compensation plans approved by security holders:
1992 Stock Option Plan	2,223,554	$5.19	—
2002 Stock Incentive Plan	580,500	4.40	645,143

Item 6. Selected Financial Data

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

	Year Ended December 31
	2003	2002	2001	2000	1999
STATEMENT OF INCOME DATA:
Premium income	$8,929	$9,173	$9,419	$9,433	$10,281
Investment activity:
Net investment income	83,009	75,839	58,539	50,278	43,167
Call option gains (losses)	11,951	(10,089)	(5,906)	(7,603)	1,209
Net realized investment gains (losses)	17,876	(19,841)	(10,351)	(4,492)	78
Total revenues	132,647	66,431	66,770	61,800	65,768
Interest expense and financing costs	4,474	4,351	3,492	3,416	3,385
Total benefit and expenses	143,470	83,756	66,361	58,524	59,636
Income (loss) before income taxes, extraordinary loss, gain on sale of discontinued operations and cumulative effect of accounting change	(10,823)	(17,325)	409	3,276	6,132
Gain (loss) on sale of discontinued operations	(275)	6,872	—	—	—
Cumulative effect of accounting change for goodwill impairment	—	(1,212)	—	—	—
Net income (loss) from continuing operations	(10,196)	(9,070)	214	3,189	4,006
Net income (loss)	(10,471)	(1,130)	1,780	5,267	5,272
PER SHARE DATA:
Net income (loss) from continuing operations	$(1.27)	$(1.19)	$.03	$.41	$.53
Net income (loss) from continuing operations, assuming dilution	(1.26)	(1.14)	.03	.41	.51
Net income (loss), assuming dilution	(1.30)	(.14)	.23	.66	.65
Book value per common share	8.93	11.17	9.30	8.34	6.85
Weighted average common shares outstanding, assuming dilution for continuing operations	8,135,814	7,938,554	7,765,378	7,733,917	7,813,694
Common shares outstanding	8,114,196	7,854,674	7,546,493	7,545,156	7,785,156
BALANCE SHEET DATA (at year end):
Invested assets	$1,685,016	$1,405,807	$952,754	$742,463	$637,321
Assets of discontinued operations	—	—	430,330	548,730	339,324
Total assets	1,973,871	1,715,147	1,613,653	1,470,457	1,150,977
Mortgage payable	6,795	6,757	6,900	—	—
Notes payable	21,000	13,000	19,100	31,500	34,500
Trust preferred securities	20,700	20,700	20,700	—	—
Preferred stock	—	—	—	6,530	6,530
Shareholders’ equity	72,447	87,734	70,189	62,899	53,360

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

Overview

     We specialize in the sale of individual annuities. Under accounting principles generally accepted in the United States, or GAAP, premium collections for deferred annuities are reported as insurance policy liabilities instead of as revenues. Sources of revenues for products accounted for as insurance policy liabilities are net investment income, surrender charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and call option income. Components of expenses for products accounted for as insurance policy liabilities are interest credited to account balances, amortization of deferred policy acquisition costs, and other operating costs and expenses.

     Earnings from products accounted for as insurance policy liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the “investment spread”. Our investment spread is summarized as follows as of December 31:

	2003	2002	2001
Net investment yield on invested assets	5.34%	6.53%	7.14%
Weighted average effective crediting rate	3.84	4.50	4.53
Investment Spread	1.50	2.03	2.61

     Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholders’ account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes, defaults or impairment of assets, our ability to manage costs of the options purchased to fund the interest credits on our index annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and first year bonuses credited to policyholders) and our ability to manage our operating expenses.

     The weighted average effective credited rate represents interest on interest sensitive liabilities, including equity indexed annuities, offset by gains on call option assets used to hedge equity indexed annuity liabilities.

Product Profitability - Financial Services

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

     Interest spreads represent a major profit source on annuity and interest sensitive life products. Margins on these products are sensitive to interest rate fluctuations. In general, we are able to maintain spreads by adjusting credited interest rates for changes in our earned rates, subject to competitive and timing constraints. However, there are corollary effects of interest rate changes.

     Rising interest rates result in a decline in the market value of assets, and also tend to result in increased policyholder surrenders as other investment options become relatively more attractive. The effect of increased surrenders is to reduce earnings over the long term. Current period earnings effect may vary depending on the level of surrender charges and deferred policy acquisition costs, or DAC, and present value of future profits, or PVFP. In addition, increasing interest rates give rise to disintermediation risk, the risk that assets must be sold at depressed values in order to fund increased surrender payments. This risk is mitigated by properly matching assets and liabilities.

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

     The average expected remaining life of Standard Life’s traditional life and annuity business in force at December 31, 2003 was 7.2 years. This calculation was determined based upon our actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

     Life insurance policyholders sometimes do not pay premiums, thus causing their policies to lapse. For the years 2003, 2002 and 2001 Standard Life experienced total policy lapses, excluding surrenders, of 3.1%, 3.4% and 3.7% of total policies in force at December 31 of each year, respectively. Ongoing premiums are not required for annuity policies, so annuities do not experience policy lapses.

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

     After purchase, amortization of the asset occurs in proportion to profits emerging from the purchased policies. The asset is amortized over the expected life of the block of business. The percentages of expected net amortization of the beginning balance of the total PVFP asset as of December 31, 2003 are expected to be between 9% and 14% in each of the years 2004 through 2008.

     Deferred Policy Acquisition Costs. Insurance policies issued after the purchase date of a company will generate significant costs that vary directly with and relate to the acquisition of the new business. Under GAAP, these acquisition costs on new policies are to be capitalized and recorded as DAC. For universal and interest sensitive life and annuity products, the DAC asset is amortized in proportion to estimated gross profits over the life of the contract. For immediate annuities, DAC is amortized so as to produce a constant yield on the net policyholder liability. Virtually all of our DAC is a result of writing annuity products.

     Amortization of DAC related to operations was $22.9 million, $19.0 million and $10.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in current year amortization expense resulted primarily from the emergence of gross profits from business sold in recent years and the acceleration of DAC amortization due to DAC unlocking. Future expected amortization of DAC, assuming no new business after December 31, 2003 and current assumptions, is as follows (in thousands):

	2004	2005	2006	2007	2008
Gross amortization	$26,665	$24,033	$20,299	$16,732	$13,988
Interest accumulation	3,722	2,996	2,427	1,958	1,564

Net amortization	$22,943	$21,037	$17,872	$14,774	$12,424

     Accounting for Deferred Annuities and Universal and Interest-Sensitive Life Products. We primarily account for our deferred annuity, universal and interest-sensitive life policy deposits in accordance with Statement of Financial Accounting Standards No. 97 (“SFAS No. 97”), “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments”. Under SFAS No. 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Thereafter, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Revenues for annuities and universal and interest-sensitive life policies, other than certain non-interest sensitive annuities, consist of policy charges for surrenders and partial withdrawals, mortality and administration, and investment income earned. These revenues do not include the annuity, universal and interest-sensitive life policy deposits. Expenses related to these products include interest credited to policyowner account balances, operating costs for policy administration, amortization of DAC and mortality costs in excess of account balances.

     Costs relating to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins. At the time of issuance, the acquisition expenses, approximately 10% of our initial annuity premium deposits are capitalized as DAC. In accordance with SFAS No. 97, DAC with interest is amortized over the lives of the policies in a constant relationship to the present value of estimated future gross profits.

     Accounting for Equity Indexed Annuities. Revenues and expenses for equity-indexed annuities are recognized in accordance with the SFAS No. 97 model, described above. Policy liabilities for equity-indexed annuities are computed in accordance with SFAS No. 133, which requires that an equity-indexed annuity liability be bifurcated into a “host contract” and a “derivative contract”. The host contract liability is a book value liability providing for the equity-indexed annuity policy’s guaranteed benefits. The derivative contract liability is a market value liability providing for the equity-linked benefits available in the policy. The derivative liability includes a liability for equity-linked benefits accruing during the current contract year, as well as liability amounts for future equity benefits which have not yet been granted.

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

Critical Accounting Policies

     The accounting polices described below require us to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets and liabilities. We have made estimates in the past that we believed to be appropriate but were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. Accordingly, we consider them to be critical in preparing our consolidated financial statements. A more detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements.

Investments

     The carrying value of our investment portfolio was $1.7 billion in Financial Services at December 31, 2003. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

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

     Equity indexed call options are derivative instruments linked to the major stock indices (S&P 500 Index and DJIA Index) which are used to hedge the equity benefits of our equity indexed annuity products. We purchase call options whose payoff characteristics mirror the equity benefits of our products. These securities are carried at fair value and the change in fair value is included in net investment income.

DAC and PVFP

     The combined balance of our DAC and PVFP was $182.9 million. The recovery of these costs is dependent on the future profitability of the related business at December 31, 2003.

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

     The assumptions we use to amortize and evaluate the recoverability of the DAC and PVFP involve significant judgment. A significant revision to these assumptions will impact future financial results. We recorded a charge of $7.9 million and $7.8 million for 2003 and 2002, respectively, related to the acceleration of DAC amortization due to DAC unlocking.

Goodwill and Intangible Assets

     The balance of our goodwill and intangible assets was $11.0 million at December 31, 2003. The recovery of this asset is dependent on the fair value of the business to which it relates. Effective in 2002, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is no longer amortized but is subject to annual impairment tests based on the estimated fair value of the business units. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these businesses. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. A charge of $1.2 million resulting from the impairment of goodwill from the adoption of SFAS No. 142 was recorded in 2002 in the Financial Services segment.

Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax basis of assets and liabilities and capital loss carryforwards. We have gross deferred income tax assets of $60.2 million at December 31, 2003. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and capital gains before our capital loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.

     A $3.0 million valuation allowance has been provided on certain operating loss carryforwards in Health Services at December 31, 2003. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets.

Liabilities for Insurance Products

     The total balance of our liabilities for insurance products was $1.84 billion at December 31, 2003. These liabilities are often payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between pricing assumptions and actual experience will impact future financial results.

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

Liabilities for Loss Contingencies Related to Legal Proceedings

     We are involved in various legal proceedings in the normal course of business. The ultimate outcome of these legal proceedings cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to legal proceedings. The ultimate outcome of these lawsuits is not expected to have a material adverse effect on our consolidated results of operations and financial position based on our current understanding of the relevant facts and laws.

Results of operations by segment for the three years ended December 31, 2003:

Consolidated Results and Analysis

	2003	2002	2001
Income (loss) from continuing operations	$(10,196)	$(7,858)	$214
Discontinued operations:
Income from discontinued operations (less taxes of $0, $550 and $(185))	—	1,068	1,566
Gain (loss) from the sale of discontinued operations (less taxes of $0, $4,125 and $0)	(275)	6,872	—

Income (loss) from discontinued operations	(275)	7,940	1,566

Cumulative effect of accounting change for goodwill impairment	—	(1,212)	—

Net income (loss)	$(10,471)	$(1,130)	$1,780

Loss from Continuing Operations – 2003

     Net loss from continuing operations for 2003 was $10.2 million, or $1.26 per diluted share, compared to a loss of $7.9 million, or $.99 per diluted share for 2002.

     Financial Services: Net loss for 2003 was $.2 million, compared to a $5.3 million net loss for 2002. The 2003 net loss included net realized investment gains of $7.9 million, charges of accelerated amortization of DAC of $5.2 million on fixed annuity products, reduced spread income of $2.6 million due to the decline in net investment income yield, which has declined faster than we were able to reduce credited rates on our in-force business, and $.8 million associated with lower expense capitalization due to reduced new business writings. The loss for 2002 included net realized investment losses of $5.9 million, accelerated amortization of DAC of $5.1 million, reserve strengthening of $1.5 million, the write-off of an agency receivable balance of $.8 million, and tax benefits of $2.5 million.

     Net loss for the fourth quarter of 2003 was $5.0 million, compared to net income of $3.6 million in the fourth quarter of 2002. Impacting the 2003 quarter was the same charges for the accelerated amortization of DAC, lower expense capitalization due to reduced new business writings of $.3 million, and reduced spread income of $.3 million. The 2002 quarter was impacted by net realized investment gains of $.7 million, the write-off of an agency receivable balance of $.2 million, and tax benefits of $1.2 million.

     Health Services: Net loss for 2003 was $7.2 million, compared to a loss of $1.2 million for 2002. The 2003 loss included expenses associated with the continued development of U. S. Health Service’s operating platform and infrastructure, as well as ongoing concentrated marketing initiatives. Also, 2003 results were reduced by $3.0 million as a result of recording a valuation allowance on the tax benefits on this segment’s operating loss.

     Other Services: Net loss for 2003 was $2.8 million, compared to a net loss of $1.4 million for 2002. The results for 2003 were negatively impacted by a higher effective tax rate and the reduced net commission income due to the sale of a small marketing service subsidiary which period over period impact the results by $1.8 million, and $1.2 million, respectively. Also impacting 2003, was deferred debt write-offs associated with recent refinancing activities of $.3 million. The results for 2002 were negatively impacted from net realized investment losses of $1.0 million.

     Loss from Discontinued Operations – 2003

     Net loss from discontinued operations for 2003 was $.3 million, due to our settling a purchase price adjustment on the sale of our International Operations.

Financial Services:

	2003	2002	2001
	(Dollars in thousands)
Premiums and deposits collected:
Deferred annuities	129,391	320,647	178,238
Equity-indexed annuities	125,302	126,743	67,159
Single premium immediate annuities and other deposits	165,797	151,525	76,435
Universal and interest-sensitive life	542	601	641
Subtotal – interest-sensitive and other financial products premium deposits	421,032	599,516	322,473

Traditional life	8,929	9,173	9,419
Total premiums and deposits collected	$429,961	$608,689	$331,892

Statement of Operations:
Premium income	$8,929	$9,173	$9,419
Policy income	10,839	8,084	7,721

Total policy related income	19,768	17,257	17,140
Net investment income	82,904	75,823	58,577
Net investment income – affiliated	220	253	250
Call option gains (losses)	11,951	(10,089)	(5,906)
Fee and other income	336	742	1,011

Total revenues	115,179	83,986	71,072

Benefits and claims	12,942	9,938	12,478
Interest credited to interest sensitive annuities and other financial products	71,600	42,650	30,227
Amortization	24,335	20,489	8,889
Commission expense (income)	(3)	422	371
Operating expenses	8,407	6,717	6,231
Operating expenses – affiliated	5,454	4,854	4,700
Interest expense and financing costs - affiliated	1,675	1,800	2,464

Total benefits and expenses	124,410	86,870	65,360

Operating income (loss) before income taxes	(9,231)	(2,884)	5,712
Federal income tax expense (benefit)	(3,611)	(3,486)	1,624

Operating income (loss) after income taxes	(5,620)	602	4,088
Net realized investment gains (losses), net of related amortization and income taxes	5,433	(5,919)	(3,456)
Cumulative effect of accounting change for goodwill impairment	—	(1,212)	—

Net income (loss)	$(187)	$(6,529)	$632

Supplemental Information:
Number of annuity contracts in force	34,424	38,194	28,482

Interest-sensitive annuity and other financial product reserves, net of reinsurance ceded	$1,640,132	$1,422,628	$926,539

Number of life policies in force	44,348	50,791	53,005

Life insurance in force, net of reinsurance ceded	$646,320	$618,430	$744,569

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

          Premium deposits consist of deposits from our flexible premium deferred annuities, equity-indexed annuities, single premium immediate annuities and other financial products that do not incorporate significant mortality features. Under GAAP, these premium deposits are not shown as premium income in the income statement. A change in premium deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in premiums may affect the growth rate of assets on which investment spreads are earned.

•	Premium deposits for 2003 decreased $178.5 million or 30%, to $421.0 million. Deferred annuities decreased $191.3 million or 60%, to $129.3 million. Equity indexed annuities decreased $1.4 million or 1%, to $125.3 million. Single premium immediate annuities and other deposits increased $14.3 million or 9%, to $165.8 million.

•	Premium deposits for 2002 increased $277 million or 86%, to $599.5 million. Deferred annuities increased $142.4 million or 80%, to $320.6 million. Equity indexed annuities increased $59.6 million or 89%, to $126.7 million. Single premium immediate annuities and other deposits increased $75.1 million or 98%, to $151.5 million.

          Premium deposits decreased in 2003 due to management actions to preserve spread income in response to market conditions. These actions included reducing crediting rates, lowering agent commissions, and temporarily suspending sales of selected products.

          Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

•	Premium income for 2003 decreased $.2 million or 3%, to $8.9 million.

•	Premium income for 2002 decreased $.2 million or 3%, to $9.2 million.

          Premium income decreased during 2003 and 2002 as a result of policy lapses and surrenders.

          Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned as a result of terminated universal life and annuity policies.

•	During 2003, policy income increased $2.8 million or 34%, to $10.8 million.

•	During 2002, policy income increased $.4 million or 5%, to $8.1 million.

          Policy income increased during 2003 and 2002 as a result of an increase in policy surrender charges.

          Net investment income includes interest earned on invested assets and fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

•	During 2003, net investment income increased $7.1 million or 9% to $82.9 million. Average cash and invested assets, at book value, increased by $348.6 million or 29% due to the growth in insurance liabilities from annuity sales in recent periods.

•	During 2002, net investment income increased $17.3 million or 29% to $75.8 million. Average cash and invested assets, at book value, increased by $347.2 million or 39% due to the growth in insurance liabilities from annuity sales in recent periods.

•	Our net investment yield for 2003 was 5.34%. Our net investment yield for 2002 was 6.53%.

•	The decline in net investment yield for 2003 and 2002 resulted from investing new funds generated from annuity sales, from principal repayments, and from the sale of securities during this historically low interest rate environment at interest rates lower than the average portfolio rate.

          Call option gains (losses) relate to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

•	During 2003, call option gains increased by $22.0 million to $12.0 million.

•	During 2002, call option losses increased by $4.2 million or 71%, to $10.1 million.

          The increase in call option income for the 2003 period resulted from changes in the market value of our call options due to changes in the S&P 500 Index and the DJIA Index.

          See “Interest credited to interest sensitive annuities and other financial products” below for additional information regarding the impact of our equity-indexed products.

          Fee and other income consist of fee income related to servicing unaffiliated blocks of business and commission income.

•	During 2003, fee and other income decreased by $0.4 million or 55% to $0.3 million. This decrease results from the termination of a marketing and administration contract in 2002.

•	During 2002, fee and other income decreased by $0.3 million or 27% to $0.7 million. This decrease results from the termination of a marketing and administration contract in 2002.

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

•	Benefits and claims in 2003 increased by $3.0 million or 30%, to $13.0 million. Benefits and claims were higher in 2003 primarily due to increased death claims and other benefits for our in-force life policies and increased benefit payments for our supplemental contracts including life contingencies.

•	Benefits and claims in 2002 decreased by $2.5 million or 20%, to $9.9 million. This decrease includes the impact from favorable mortality of $.5 million compared to the 2001 period.

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

•	In 2003, interest credited increased $29.0 million to $71.6 million, of which $23.0 million related to equity indexed annuity products and the remaining $48.6 million related to all other interest sensitive annuity and life insurance products. Interest credited increased $22.0 million due to the impact of improved equity market performance on equity products. Interest credited increased $12.5 million due to a 33% increase in average interest sensitive liabilities of $381 million compared to 2002, partially offset by $5.5 million of reductions due to reduced crediting rates.

•	In 2002, interest credited increased $12.4 million or 41%, to $42.6 million due to a 48% increase in average interest sensitive liabilities of $384.0 million compared to 2001, partially offset by a reduction in credited rates. In addition, interest credited decreased $1.8 million as a result of market value changes of call options supporting our equity-indexed products. Reserve strengthening actions increased interest credited by $2.4 million.

•	The weighted average credited rate on interest sensitive liabilities, including equity-indexed annuities, for 2003 and 2002 were 4.62% and 3.63%, respectively. The increase in average credited rate was due to the impact of improved equity market performance on equity indexed annuity crediting rates. When offset by gains on call option assets used to hedge equity-indexed annuity liabilities, the “effective” crediting rates for 2003 and 2002 were 3.84% and 4.50%, respectively, a reduction of .66% from the prior period.

          Amortization includes 1) amortization of deferred policy acquisition costs related to capitalized costs of insurance business sold, 2) amortization related to the present value of polices purchased from acquired insurance business and 3) amortization of goodwill for the 2001 period.

•	Amortization in 2003 increased by $3.8 million or 19%, to $24.3 million. This increase relates primarily to higher annuity sales volume, offset by lower gross profits. We recorded a charge of $7.9 million and $7.8 million for 2003 and 2002, respectively, related to the acceleration of DAC amortization due to DAC unlocking.

•	Amortization in 2002 increased by $11.6 million or 130%, to $20.5 million. This increase relates primarily to a $7.8 million acceleration of DAC amortization due to DAC unlocking and the emergence of gross profits from business sold in recent years.

          Acquisition costs for deferred annuity contracts and equity-indexed annuity contracts are required to be amortized over the lives of the contracts in relation to the incidence of estimated gross profits. Estimated gross profits on fixed and equity-indexed annuity contracts include investment spread, surrender income, expense margins, and realized investment gains and losses. Gross profit estimates are evaluated regularly, with historical gross profit estimates adjusted to actual results and projected gross profit estimates updated to reflect current expectations. DAC amortization is adjusted both retrospectively and prospectively (unlocked) in accordance with the revised profit stream, and retrospective adjustments are reported in the current reporting period.

          Commission expenses represent commission expenses, net of deferrable amounts.

•	During 2003, commission expenses decreased $0.4 million to $3,000, primarily due to the termination of a marketing and administrative agreement in 2002.

•	During 2002, commission expenses were unchanged at $.4 million.

          Operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

•	In 2003, operating expenses increased by $1.7 million or 25%, to $8.4 million. Operating expenses increased as a result of our capitalizing $1.2 million less operating expense during 2003 as a decline in annuity sales from the record levels of $581 million for 2002 to $420 million for 2003 did not result in a corresponding decline in variable costs. In addition, operating expenses in 2003 increased by $.4 million for legal costs, including settlement amounts for the favorable disposition of several non-material claims and proceedings in the normal course of business.

•	In 2002, operating expenses increased $0.5 million or 8%, to $6.7 million.

          Operating expenses – affiliated consist of general operating expenses, including rent and management fees paid to Standard Management and recorded in the Other Services segment.

•	In 2003, affiliated operating expenses increased $0.6 million or 12%, to $5.5 million. Affiliated operating expenses in 2003 included an additional $.7 million of rent expense pursuant to the lease agreement for 2003 and 2002 for building operating costs including utilities and taxes.

•	In 2002, affiliated operating expenses increased $0.2 million or 3%, to $4.9 million.

          Interest expense and financing costs - affiliated represents interest expense incurred on the surplus debentures issued to Standard Management.

•	In 2003, affiliated interest expense and financing costs decreased by $.1 million or 7%, to $1.7 million. The decline in interest expense resulted from the decline in the prime rate.

•	In 2002, affiliated interest expense and financing costs decreased by $.7 million or 27%, to $1.8 million. The decline in interest expense resulted from the decline in the prime rate.

          The weighted average interest rate for 2003, 2002, and 2001 was 6.20%, 6.67%, and 9.13%, respectively.

          Net realized investment gains (losses), net of related amortization fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains (losses) may affect the timing of the amortization of DAC and the amortization of the PVFP.

•	Net realized investment gains for 2003, net of DAC amortization of $9.6 million, were $8.2 million.

•	Net realized investment losses for 2002, net of DAC amortization of $9.9 million, were $9.0 million. The majority of the loss was attributable to the write-downs on the value of collateralized debt obligations due to increased default rates and securities in the energy and telecommunications sectors.

          We maintain a high quality investment portfolio with 99% and 97% of our fixed maturity securities classified as investment grade securities as of December 31, 2003 and 2002, respectively.

Health Services:

	2003	2002
	(Dollars in thousands)
Statement of Operations:
Sales	$2,948	$1,850
Cost of goods sold	2,445	1,554

Total gross margin	503	296
Salaries	1,900	909
Marketing and sales expenses	836	100
Other operating expenses	3,952	920
Depreciation	349	110
Interest expense and financing costs	31	9

Total expenses	7,068	2,048

Loss before income taxes	(6,565)	(1,752)
Federal income tax expense (benefit)	596	(596)

Net Loss	$(7,161)	$(1,156)

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

     Net loss:

     Net loss in for 2003 was $7.2 million as compared to $1.2 million for 2002. The 2003 loss included expenses associated with the continued development of U. S. Health Service’s operating platform and infrastructure, as well as ongoing concentrated marketing initiatives. Also, the 2003 results were reduced by $3.0 million as a result of recording a valuation allowance on the tax benefits on this segments operating loss.

Other Services:

	2003	2002	2001
	(Dollars in thousands)
Statement of Operations
Operating income - affiliated	$5,454	$4,854	$4,700
Interest income - affiliated	1,675	1,800	2,464
Commission income	614	2,442	6,231
Fees and other income	19	17	105

Total revenues	7,762	9,113	13,500
Commission expenses	10	777	3,499
Net investment expenses - affiliated	169	253	250
Other operating expenses	6,463	6,461	5,016
Interest expense and financing costs	4,443	4,342	3,492

Total expenses	11,085	11,833	12,257

Operating income (loss) before income taxes	(3,323)	(2,720)	1,243
Federal income tax expense (benefit)	(412)	(2,336)	351
Operating income (loss) after income taxes	(2,911)	(384)	892
Net realized investment gains (losses), net of income taxes	63	(1,001)	(1,310)

Net loss	$(2,848)	$(1,385)	$(418)

          General: Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs. During the third quarter of 2003, we sold the assets of our marketing services company, Savers Marketing Corporation, for a $200,000 note receivable. The sale led to a reduction in commission income and commission expenses.

          Operating income - affiliated consists of income from the Financial Services segment related to management fees and rental income

•	During 2003, operating income - affiliated increased $.6 million or 12%, to $5.5 million due to increased rental income.

•	During 2002, operating income - affiliated increased $.2 million or 3%, to 4.9 million.

          Interest income - affiliated consists of interest income from the Financial Services segment related to the surplus debentures issued by Standard Management.

•	During 2003, interest income - affiliated decreased $.1 million or 7%, to $1.7 million. The decline in interest income resulted from the decline in the prime rate.

•	During 2002, interest income - affiliated decreased $.7 million or 27%, to 1.8 million. The decline in interest income resulted from the decline in the prime rate.

          Commission income consists of fee income related to servicing unaffiliated blocks of business.

•	During 2003, commission income decreased $1.8 million or 73%, to $.7 million due to the sale of the assets of Savers Marketing.

•	During 2002, commission income decreased $3.8 million or 61%, to 2.4 million due to a decrease in sales by Savers Marketing.

          Commission expenses represents commission expenses related to servicing unaffiliated blocks of business.

•	During 2003, commission expenses decreased $.8 million or 99%, to $10,000 due to the sale of the assets of Savers Marketing.

•	During 2002, commission expenses decreased $2.7 million or 78%, to $.8 million due to a decrease in sales by Savers Marketing.

          Net investment expenses - affiliated represents interest expense paid to Financial Services.

          Other operating expenses consists of corporate operating expenses, including salaries.

•	During 2003, other operating expenses remained at $6.5 million.

•	During 2002, other operating expenses increased $1.4 million or 29%, to 6.5 million.

          Interest expense and financing costs represents interest expense incurred and the amortization of debt issuance costs.

•	During 2003, interest expense and financing costs increased $.1 million or 2%, to $4.4 million.

•	During 2002, interest expense and financing costs increased $.8 million or 24% to $4.3 million due to increased borrowings.

          Federal income tax benefit

•	During 2003, federal income tax benefit decreased $1.9 million or 82%, to $.4 million. Federal income benefit decreased due to a valuation allowance related to the operating losses recorded in 2003. Also, in 2002, there was a utilization of a net operating loss carryforward of $1.0 million.

•	During 2002, federal income tax benefit increased $2.7 million to $2.3 million. Federal income benefit increased due to the utilization a of a net operating loss carryforward of $1.0 million.

International Operations (discontinued operations):

	2003	2002	2001
	(Dollars in Thousands)
Discontinued operations:
Income from discontinued operations less taxes of $0, $585 and ($185), respectively.	—	1,068	1,566
Gain (loss) from the sale of discontinued operations less taxes of $0, $4,125, and $0, respectively	(275)	6,872	—

Total income (loss) from discontinued operations	(275)	7,940	1,566

          General: Our International Operations (discontinued operations) were sold in 2002. The 2002 and 2001 results included revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily was dependant on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses.

          Income from discontinued operations consist of general operating expenses, including salaries, net of deferrable amounts.

•	Income before gain (loss) on sale of discontinued operations declined due to the sale of the portfolio of Premier Life (Bermuda), Limited and the sale of Premier Life (Luxembourg) S.A. in 2002.

          Gain (loss) on sale of discontinued operations, net of related costs results from the sale of our International Operations in 2002.

•	Loss from the sale of discontinued operations in 2003 due to our settling a purchase price adjustment resulting in a $275,000 charge.

•	Gain from sale of discontinued operations in 2002 resulted from the sale of the portfolio of Premier Life (Bermuda), Limited and the sale of Premier Life (Luxembourg) S.A. in 2002.

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

     We are a financial services holding company whose liquidity requirements are met through payments received from our subsidiaries. These payments include 1) surplus debenture interest, 2) dividends, 3) management fees, 4) equipment rental fees, 5) lease income and 6) allocation of taxes, all of which are subject to restrictions under applicable insurance laws and are used to pay our operating expenses and meet our debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets.

Potential Cash Available for 2004

     We anticipate that available cash from our existing working capital, surplus debenture interest, dividends, management fees, rental income and tax sharing payments will be adequate to meet our anticipated parent company cash requirements for 2004. The following describes our potential sources of cash in 2004.

     Surplus Debenture Interest. We loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements (“surplus debentures”) which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. We currently anticipate these quarterly approvals will be granted. Assuming the approvals are granted and the December 31, 2003 interest rate of 6.0% continues, we expect to receive interest income of $1.6 million from the surplus debentures in 2004.

     Dividends paid from Standard Life are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding 12 months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2003 and 2002, there were no dividends received from our subsidiaries. In 2004, we could receive dividends of $1.9 million from Standard Life, without regulatory approval and an additional $8.5 million with regulatory approval.

     Management Fees. Pursuant to a management services agreement, Standard Life paid $ 3.6 million during 2003 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $0.7 million in 2003, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2004, we expect to receive management fees of $3.6 million from Standard Life.

     Equipment Rental Fees. In 2003, we received $1.1 million from Standard Life for the use of our equipment and we expect to receive the same amount in 2004.

     Lease Income. Effective January 1, 2002, we entered into a lease agreement with Standard Life whereby Standard Life will lease approximately 43,000 square feet of our corporate headquarters in Indianapolis. During 2003, we received approximately $.8 million in lease income from Standard Life and we expect to receive the same amount in 2004. Also associated with this lease, Standard Life is responsible for its share of building maintenance expenses. During 2003, we received $.7 million in maintenance expenses for 2003 and 2002. We expect to receive $.3 million in maintenance expense in 2004.

Estimated Cash Required in 2004

     The following are the characteristics of our mortgage payable, promissory note, notes payable and trust preferred securities, including estimated required payments in 2004.

     Mortgage Payable:

     The following are characteristics of our mortgage payable agreement at December 31, 2003:

•	outstanding balance of $6.6 million;

•	interest rate of 7.375% per annum;

•	principal and interest payments: $56,000 per month through December, 2011;

•	interest payments required in 2004 based on current balances will be $.5 million;

•	note may be prepaid on or before January 2005 at 105% and declining to 101% after December 2008.

     Notes Payable:

     The following are characteristics of our promissory notes at December 31, 2003:

•	outstanding balance of $1.0 million;

•	weighted average interest rate of 3.0% per annum;

•	principal and interest payments: $30,000 interest only per year in 2003 and 2004; principal payments thereafter beginning in 2005 through 2007.

     The following are characteristics of our senior secured credit agreement at December 31, 2003:

•	outstanding balance of $20 million;

•	weighted average interest rate of 5.92%;

•	principal payments: $1.5 million to be paid in 2004, $2.0 million to be paid in 2005, $2.1 million to be paid in 2006, and $2.2 million to be paid in 2007. The remaining principal payment of $12.2 million is due in 2008

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2004 based on current balances will be $1.2 million.

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

     The following are characteristics of our trust preferred securities at December 31, 2003:

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

     General. On a consolidated basis we reported net cash provided by operations of $26.8 million and $18.4 million for 2003 and 2002, respectively. Although deposits received on our interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, these funds are available. Cash provided by operations plus net deposits received, less net account balances returned to policyholders on interest sensitive annuities and other financial products, resulted in positive cash flow of $230.5 million and $479.0 million for 2003 and 2002, respectively. The decrease is primarily due to a decline in annuity premium deposits. Cash generated on a consolidated basis is available only to the extent that it is generated at the holding company level or is available through interest, dividends, management fees or other payments from our subsidiaries.

     At December 31, 2003, we had “parent company only” cash and short-term investments of $.3 million. These funds are available for general corporate purposes. Our “parent company only” operating expenses, not including interest expense, were $5.5 million and $5.5 million for 2003 and 2002, respectively.

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2003, in thousands:

	Payment due by period
		Less than 1			More than 5
	Total	year	1-3 Years	3-5 Years	years
Long-Term Debt Obligations	$90,855	$5,558	$8,316	$8,259	$68,722
Capital Lease Obligations	551	524	27	—	—
Operating Lease Obligations	1,393	445	908	40	—
Purchase Obligations	100	100	—	—	—

Total	$92,899	$6,627	$9,251	$8,299	$68,722

(Payments include principal and interest)

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements.

Liquidity of Financial Services

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

     Statutory surplus is computed according to rules prescribed by the NAIC as modified by the Indiana Department of Insurance, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses, and in 2003 none of our products cause a statutory loss in the year written. Our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our U.S. insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions with funds generated through our debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2004. As of December 31, 2003, Standard Life had statutory capital and surplus for regulatory purposes of $62.8 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $139.8 million and $343.2 million for 2003 and 2002, respectively. The decrease is primarily due to a decline in annuity premium deposits. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

Liquidity of Health Services

     The principal liquidity requirements of our Health Services segment are its 1) cost of goods sold, 2) operating expenses, and 3) future acquisitions. The primary source of funding for these obligations has been cash flow from 1) pharmaceutical sales, 2) internal and external borrowings, and 3) capital contributions form Standard Management. The liquidity requirements of our Health Services segment have significantly exceeded cash flow from pharmaceutical sales.

     We believe that the operational cash flow of our Health Services segment will not be sufficient to meet our anticipated operational needs for 2004. Therefore, this segment is expected to continue to fund its cash needs through external borrowings and capital contributions from Standard Management.

Factors That May Affect Future Results

     We are currently considering a transaction that would significantly alter the nature of our business.

     We have historically operated in the financial services segment as a holding company for insurance companies. If we consummate the currently contemplated sale of Standard Life and exit the financial services segment, we would be operating solely in the health services segment, which we entered only two years ago. To date, our health services operations have generated little revenue and have sustained significant losses. In order to become profitable, our health services business will require additional capital expenditures. There can be no assurance that we would be able to obtain sufficient funds, from operating cash flow or otherwise, to successfully operate and expand the business. We have limited history operating in the health services segment and no assurance can be given that such operations will ever be profitable. See “Recent Developments” on page 3.

            The price of the Company’s common stock may demonstrate increased volatility upon the announcement of a proposed sale of Standard Life or upon the consummation of such a transaction and could decline below recent levels. In the event of a significant and sustained decline, the Company could be delisted from Nasdaq.

     The Company’s common stock may exhibit increased volatility upon the announcement or consummation of a transaction involving the sale of Standard Life. Depending upon investor acceptance of the proposed transaction, the price of the stock could decline below recent levels. If such decline were severe and sustained, Nasdaq could initiate action to delist the Company’s shares, which could further negatively impact the price and/or marketability of the shares.

     We are subject to a number of factors affecting its business, including intense competition in the industry and the ability to attract and retain agents, suppliers, clients and employees. If we are unable to respond appropriately to any of these factors, business and financial results could suffer.

     Our operating results are affected by many factors, including competition, lapse rates, interest rates, maintenance of insurance ratings, changes in the regulatory environment with respect to pharmacy service providers, relationships with suppliers of inventory held in its health services division, relationships with large institutional clients, general governmental regulation and general business conditions, many of which are outside our control.

     Our financial services division operates in a highly competitive environment and is in direct competition with a large number of insurance companies, many of which offer a greater number of products through a greater number of agents and have greater resources. In addition, we may be subject, from time to time, to new competition resulting from additional insurance carriers introducing products similar to those offered by us. Moreover, as a result of recent federal legislation, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied, and we can expect to encounter increased competition from these providers of financial services. This competitive environment could result in lower premiums, loss of sales and reduced profitability.

     We believe that the ability to compete is dependent upon, among other things, the ability to retain and attract independent general agents to market products and the ability to develop competitive products that also are profitable. Although management believes that good relationships with our independent general agents exist, competition for those agents among insurance companies is intense. Our independent general agents typically represent other insurance companies and may sell products that compete with its products. Sales of our annuity products and, therefore, our results of operations and financial condition may be adversely affected if we are unsuccessful in attracting and retaining independent agents and marketing organizations.

     Our health services segment operates in a highly competitive environment and is in direct and indirect competition with a number of other companies that operate in the pharmaceutical market space, including other retail, institutional and wholesale pharmacies, health insurers, health management organizations, pharmacy benefit managers and discount drug programs offered directly by pharmaceutical manufacturers. In addition, the provision of drugs and pharmacy benefits is a highly dynamic and evolving business which is tied closely to changes in the Medicare/Medicaid reimbursement environment, governmental entitlement program budget restrictions exercised at both the state and federal levels, cost controls imposed by third-party payors in an attempt to exercise control over spiraling health care costs, and increasing competition from pharmacies operating outside the United States which ship drugs to U.S. residents over the Internet and using other distribution channels. There are currently a number of active initiatives being pursued by local and national legislatures. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003, a comprehensive voluntary prescription drug benefit administered under Medicare Part D effective January 1, 2006. The new act also provides certain cost-sharing government subsidies for individuals who might otherwise qualify for drug coverage under Medicaid or similar government-funded aid programs.

     Since a notable portion of our future institutional pharmacy business will be made available to Medicare-qualified patients who may qualify for this new benefit, it may have a substantial and lasting effect on the profitability of our business depending on how it and similar initiatives are administered by the government agencies charged with implementation. Since important elements of the new act relating to issues as formulary development, drug pricing and drug discount cards have yet to be finalized, it is impossible to predict the impact of the act on our profitability.

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

     The NAIC, and state insurance regulators continually reexamine existing laws and regulations and their application to insurance companies. Changes in the NAIC or state regulations, including, for example, changes in the risk-based capital requirements, which are determined by the NAIC and state regulators, could affect the ability of our subsidiaries to pay dividends to us which could affect our ability to make payments upon our contractual obligations.

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

     Our health subsidiary is also subject to substantial regulation at both the state and Federal levels. Our ability to continue operating as a retail, mail order and institutional pharmacy is contingent upon our ability to maintain appropriate licenses in all the states in which they currently conduct business. We are also required to comply with a comprehensive set of regulations under the Federal Health Insurance Portability and Accountability Act (“HIPAA”) with respect to the privacy and security of patient health information and the method in which this information is electronically transmitted to payors and governmental agencies such as the agencies responsible for implementing the Medicare and Medicaid programs. Regulations implementing HIPAA are still being disseminated, revised and actively reviewed as of the time of this writing. It is possible that substantial changes in these regulations, or in the strictness of interpretation of these regulations, may adversely affect our relationships with our clients and materially affect our future operations by increasing the costs of regulatory compliance. As with the insurance laws, we cannot predict the impact of future state or Federal laws or regulations on its health services business.

     Under the Internal Revenue Code of 1986, as amended (“Code”), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. The favorable tax treatment may give certain of our products a competitive advantage over other non-insurance products. On May 28, 2003, President Bush signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduces the federal income tax rates applicable to certain dividends and capital gains realized by individuals. This legislation may lessen the competitive advantage of certain of our products relative to other investments that generate dividend or capital gain income. As a result, demand for certain of our products that offer income tax deferral may be negatively affected. Additionally, Congress has from time to time considered other legislation that would reduce or eliminate the relative benefits to policy owners of the deferral of taxation on the accretion of value within certain insurance products or might otherwise affect the taxation of insurance products and insurance companies. In particular, President Bush recently proposed legislation, currently under consideration by Congress, that would increase the amount that taxpayers may contribute each year to individual retirement accounts, which provide deferral benefits similar to those offered by our tax-deferral products. To the extent that the Code is revised in accordance with these proposals or otherwise in a manner that reduces the tax-deferred status of insurance products, or reduces the taxation of, or expands the market for, competing products, all life insurance companies, including us, could be adversely affected.

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

     Our invested assets, approximately $1.69 billion, represented approximately 86% of our total assets at December 31, 2003. These investments are subject to customary risks of credit defaults and changes in market values. In addition, the value of our investment portfolio depends in part on the financial condition of the companies in which we have made investments. Factors beyond our control, including interest rate levels, financial market performance, and general economic conditions may have a significant negative impact on our investment income and the value of our investment assets, which would have a material adverse affect on our financial condition.

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

     As of December 31, 2003, approximately 79.4% or $1.2 billion of annuity contracts in force (measured by statutory reserves) were surrenderable. Approximately 9% of those contracts or approximately $99.9 million of annuity contracts in force (measured by statutory reserves) are surrenderable without charge. Changes in prevailing interest rates, ratings or other factors which result in or lead to significant levels of surrenders of existing annuity contracts could have a material adverse effect on our financial condition and results of operations. Surrenders result in a reduction of invested assets that earn investment income and a reduction of policyholder account balances that credit interest.

     Our financial results could be materially adversely affected if our assumptions regarding the value of intangible assets proven to be incorrect.

     Included in our financial statements are certain assets that are primarily valued, for financial statement purposes, on the basis of management’s assumptions. These assets include items such as:

•	deferred policy acquisition costs;

•	present value of future profits;

•	intangibles;

•	goodwill; and

•	organization and deferred debt issuance costs.

     The assumptions are based upon, among others, interest rate spread and rates of mortality, surrender and lapse. If, for instance, future mortality rates were higher than expected, projected margins would be lower and deferred policy acquisition cost amortization would increase. The value of these assets reflected in our December 31, 2003 balance sheet totaled $166 million, or 8% of our assets. Although we have established procedures to periodically review the assumptions used to value these assets and determine the need to make adjustments, if our assumptions are incorrect and adjustments need to be made, our financial results could be materially adversely affected.

     Our profitability and ability to conduct business through our health subsidiary could be negatively impacted by a change in our relationships with our largest institutional clients.

     A large portion of the present and future growth of our institutional pharmacy business is contingent upon our ability to acquire and retain long-term contracts at favorable terms with institutional care facilities. Currently we have thirteen contractual relationships with large institutional clients and forty three relationships with smaller facilities. We are presently attempting to grow and diversify the number, type and terms of these contracts, but a number of factors – including the ability to favorably compete with respect to pricing, our relationships with drug and supplement manufacturers and suppliers, and the economic solvency and profitability of our institutional clients – can impact our profitability and opportunities for future growth. In addition, although we believe our current relationship with our institutional clients is strong, the loss of key institutional clients would materially affect the operation of our health services segment.

     Because our health services business model is relatively new and unproven, its limited operating history in this segment is not indicative of future performance, and this part of its business is difficult to evaluate.

     Because we have only recently entered the Health Services segment, it does not have an operating history upon which an investor can evaluate our prospects. In attempting to implement our business model, we may need to significantly change our business operations, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below

     Continuing efforts to contain healthcare costs may reduce our future health services revenue.

     The sales and profitability of the health services segment are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or capitated pricing arrangements. Any changes which lower reimbursement levels under Medicaid, Medicare or private pay programs, including managed care contracts, could reduce our future revenue. Furthermore, other changes in these reimbursement programs or in related regulations could reduce its future revenue. These changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid, Medicare or third party expenditures.

     If we fail to comply with licensure requirements, fraud and abuse laws or other applicable laws, it may need to curtail operations, and could be subject to significant penalties.

     Our pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacy is required to be licensed in the states in which it is located or does business. While we continuously monitor the effects of regulatory activity on its operations and believe we currently have all necessary pharmacy licenses, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of the business. The long-term care facilities that contract for our services are also subject to federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these long-term care facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents. We are also subject to federal and state laws that prohibit some types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. Violation of these laws can result in loss of licensure, civil and criminal penalties and exclusion from the Medicaid, Medicare and other federal healthcare programs.

     If we or our client institutions fail to comply with Medicaid and Medicare reimbursement regulations, our health services revenue could be reduced, we could be subject to penalties and we could lose our eligibility to participate in these programs.

     As of December 31, 2003, approximately 25% of our health services’ pharmacy billings were directly reimbursed by government sponsored programs. Government sponsored programs include Medicaid and, to a lesser extent, Medicare. Our remaining billings are currently paid or reimbursed by individual residents, long-term care facilities and other third-party payors, including private insurers. A portion of these revenues are indirectly dependent on government programs. We anticipate that as the institutional pharmacy portion of our Health Services segment grows, direct reimbursement from government sponsored programs will become a material portion of our pharmacy billings.

     The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, of us and/or our client institutions to comply with applicable reimbursement regulations could adversely affect our reimbursement under these programs and our ability to continue to participate in these programs. In addition, our failure to comply with these regulations could subject us to other penalties.

     We are subject to additional risks relating to our acquisition strategy.

     One component of our growth strategy contemplates our making selected acquisitions that will help grow the Health Services segment. Acquisitions involve inherent uncertainties. These uncertainties include the effect on the acquired businesses of integration into a larger organization and the availability of management resources to oversee the operations of these businesses. The successful integration of acquired businesses will require, among others:

•	consolidation of financial and managerial functions and elimination of operational redundancies;

•	achievement of purchasing efficiencies;

•	the addition and integration of key personnel; and

•	the maintenance of existing business.

     Even though an acquired business may have experienced positive financial performance as an independent company prior to an acquisition, we cannot be sure that the business will continue to perform positively after an acquisition.

     We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. We have policies and procedures to conduct reviews of potential acquisition candidates for compliance with healthcare laws and to conform the practices of acquired businesses to its standards and applicable laws. We also generally seek indemnification from sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses.

     We cannot be sure of the successful integration of any acquisition or that an acquisition will not have an adverse impact on our results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We seek to invest available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency. Approximately 68.7% of the total insurance liabilities at December 31, 2003 had surrender penalties or other restrictions and approximately 21% are not subject to surrender.

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

     Profitability of many of our products is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2003, the average yield, computed on the cost basis of the investment portfolio, was 5.45%, and the average interest rate credited or accruing to total insurance liabilities was 3.64%, excluding guaranteed interest bonuses for the first year of the annuity contract.

     Computer models were used to perform simulations of the cash flows generated from our existing business under various interest rate scenarios. These simulations measured the potential gain or loss in fair value of interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of assets to the duration of liabilities. When the estimated duration of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2003, the option adjusted duration of fixed maturity securities and short-term investments were approximately 4.86, and the option adjusted duration of insurance liabilities was approximately 5.51. The “option adjusted duration” compares the change in the value of an asset or liability with a change in interest rates. This means that if interest rates in general increased 1%, the value of our asset portfolio would decrease by approximately 5.51%.

     If interest rates were to increase by 10% from their December 31, 2003 levels, our fixed maturity securities and short-term investments (net of the corresponding changes in the values of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $87.6 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

     The financial statements and supplementary data required with respect to this Item 8 are listed in Item 15(a) (1) and included in a separate section of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of December 31, 2003 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our executive officers and directors are as follows:

Name	Age	Position Held
Ronald D. Hunter	52	Chairman of the Board and Chief Executive Officer

P.B. (Pete) Pheffer	53	President, Chief Financial Officer and Director

Stephen M. Coons	62	Executive Vice President, General Counsel, Secretary and Director

Marc D. Novotney	49	President of Standard Life Insurance Company of Indiana

Martial R. Knieser	61	President of U.S. Health Services and Director

Robert A. Borns	68	Director

Robert J. Salyers	57	Director

James H. Steane II	59	Director

     Ronald D. Hunter. Mr. Hunter has been our Chairman of the Board, Chief Executive Officer since its formation in June 1989 and the Chairman of the Board and Chief Executive Officer of Standard Life since December 1987. From June 1989 until 2002, Mr. Hunter also served as our President. Previously, Mr. Hunter held several management and sales positions in the life insurance industry with a number of companies. Mr. Hunter has been widely recognized for his vision and leadership qualities, earning him the distinction of being a finalist four times for the Ernst & Young Entrepreneur of the Year award. He has also become well-known as the author of the book, Vision Questing: Turning Dreams into Realities.

     P.B. (Pete) Pheffer. Mr. Pheffer has been our President since 2002 and Chief Financial Officer and a director since June 1997. Prior to joining us, Mr. Pheffer was Senior Vice President, Chief Financial Officer and Treasurer of Jackson National Life Insurance Company from 1994 to 1996 and prior to that was Senior Vice President and Chief Financial Officer at Kemper Life Insurance Companies from 1992 to 1994. Mr. Pheffer, a CPA, received his MBA from the University of Chicago in 1988.

     Stephen M. Coons. Mr. Coons has been a director since August 1989. Mr. Coons has been our General Counsel and Executive Vice President since March 1993 and has been our Secretary since March 1994. He was of counsel to the law firm of Coons, Maddox & Koeller from March 1993 to December 1995. Prior to March 1993, Mr. Coons was a partner with the law firm of Coons & Saint. He has been practicing law for over 30 years. Mr. Coons served as Indiana Securities Commissioner from 1978 to 1983.

     Marc D. Novotney. Mr. Novotney has served as President of Standard Life Insurance Company of Indiana since March 2003. Mr. Novotney was the President of Western Security Life Insurance Company, an AmerUs Company, from 1995 to 2002. Mr. Novotney also served as Senior Vice President, Multi-Company Business of Indianapolis Life Insurance Company from 1999 to 2002. Mr. Novotney received his MBA from Indiana Wesleyan University.

     Martial R. Knieser. Dr. Knieser has served as President of U.S. Health Services since January 2004 and has been a director of Standard Management since 1990. He was Director of Laboratories of Community Hospital Indianapolis from 1978 to 1991 and was Medical Director of Stat Laboratory Services

from 1989 to 1999. Dr. Knieser also has been Medical Director of Standard Life since December 1987. Dr. Knieser currently serves as Director of Laboratories of St. Vincent Mercy Hospital, Elwood, Indiana.

     Robert A. Borns. Mr. Borns has been a director since 1996. He has served as Chairman of Borns Management Corporation (real estate owners and managers), Indianapolis, Indiana since 1962 and as Chairman of Correctional Management Company, L.L.C. (privatized correctional facilities), Indianapolis, Indiana since 1996. Mr. Borns serves on the board of Northern Trust Company Bank/California, division of Northern Trust Co.

     Robert J. Salyers. Mr. Salyers has been a director since 2001. Mr. Salyers has been practicing law since 1973 and is currently with the law firm of Salyers & Eiteljorg, P.C. Mr. Salyers received his B.S. from Purdue University and his J.D. from Indiana University Law School.

     James H. Steane II. Mr. Steane has been a director since 2002. In 1999 Mr. Steane retired from Fleet Bank after 29 years in corporate banking, where he held a number of positions, including Senior Vice President and Senior Lending Officer in the Insurance and Mutual Fund Group of Fleet Bank. Mr. Steane is also the past President of Junior Achievement of Hartford, Connecticut and the American School for the Deaf. Mr. Steane received his MBA from Adelphi University.

Board of Directors

     Our board of directors consists of seven directors and is divided into three classes, each serving a three-year term. Messrs. Hunter and Steane serve as Class III directors until the 2004 annual meeting of shareholders. Messrs. Borns and Salyers serve as Class I directors until the 2005 annual meeting of shareholders. Messrs. Coons, Knieser and Pheffer serve as Class II directors until the 2006 annual meeting of shareholders.

     Our board of directors has five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Incentive Stock Option Committee and the Nominating Committee.

     The principal function of the Executive Committee is acting for the full board of directors in the management of business when action is required between board of directors meetings. The committee meets as necessary, and all actions by the committee are reported at the next board of directors meeting. Members of the Executive Committee are Messrs. Hunter (Chairman), Coons, Pheffer and Salyers.

     The Audit Committee reviews the results and scope of the audit and other services provided by its independent auditors and recommends the appointment of independent auditors to the board of directors. In addition, the committee also monitors the effectiveness of the audit effort and financial reporting and the adequacy of financial and operating controls. Members of the Audit Committee are Messrs. Steane (Chairman), Borns and Salyers. Mr. Steane has been designated by our board of directors as the audit committee financial expert.

     The Compensation Committee approves compensation objectives and policy for all employees and is responsible for developing and making recommendations to the board of directors with respect to the Company’s executive compensation policies. In addition, the Compensation Committee determines periodically and recommends to the board of directors the base cash compensation for our Chief Executive Officer and other executive officers. The committee reports to shareholders on executive compensation items as required by the SEC. Members of the Compensation Committee are Messrs. Borns (Chairman), Steane and Salyers.

     The Incentive Stock Option Committee has responsibility for granting stock options to eligible members of management under, and otherwise administers both the 2002 Stock Incentive Plan and the Amended and Restated 1992 Stock Option Plan. The entire board of directors comprises the members of the Incentive Stock Option Plan Committee.

     The Nominating Committee recommends to the full board of directors qualified candidates for election as our directors and officers. Members of the Nominating Committee are Messrs. Salyers (Chairman), Borns and Steane.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock (“Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and written representations from certain Reporting Persons, we believe that during 2003 our Reporting Persons complied with all filing requirements applicable to them.

Code of Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and the principal accounting officer. A copy of this Code of Business Conduct and Ethics is available without charge upon request from the Chief Financial Officer at Standard Management Corporation, 10689 N. Pennsylvania, Indianapolis, Indiana 46280. If we make any substantive amendments to this Code of Business Conduct and Ethics or grants any waiver from a provision of it, we will disclose the nature of such amendment or waiver on our website at www.sman.com or in a Current Report on Form 8-K.

Item 11. Executive Compensation

     The following table sets forth the annual and certain other components of the compensation for the last three fiscal years earned by Mr. Hunter, Chairman and Chief Executive Officer of the Company, and our other currently serving executive officers whose salary and bonus exceeded $100,000 during fiscal year 2003 (Messrs. Pheffer, Coons and Novotney) as well as such information for certain former executive officers whose salary and bonus exceeded $100,000 during fiscal year 2003 but who were no longer serving in such a capacity at the end of 2003 (Messrs. Firestone and Stahl):

SUMMARY COMPENSATION TABLE

					LONG TERM COMPENSATION
					AWARDS
					Securities	All Other
	Fiscal	ANNUAL COMPENSATION			Underlying	Compensation
Name and Principal Position	Year	Salary	Bonus	Other (1)	Options	(2)
Ronald D. Hunter	2003	$475,008	$100,000	$13,020	—	$63,695
Chairman of the Board	2002	402,240	447,500	19,608	—	66,695
and Chief Executive Officer	2001	358,320	182,921	232,027	—	29,845
P.B. (“Pete”) Pheffer	2003	350,016	100,000	—	—	28,052
President and	2002	283,664	285,000	—	—	28,431
Chief Financial Officer	2001	245,328	91,460	100,000	—	19,567
Stephen M. Coons	2003	224,256	—	—	—	16,819
Executive Vice President	2002	219,864	121,986	—	—	16,789
General Counsel and Secretary	2001	215,352	91,460	—	—	16,789
Marc D. Novotney	2003	196,875	—	—	—	3,000
President	2002	—	—	—	—	—
Standard Life Insurance	2001	—	—	—	—	—

SUMMARY COMPENSATION TABLE (Continued)

					LONG TERM COMPENSATION
					AWARDS
					Securities	All Other
	Fiscal	ANNUAL COMPENSATION			Underlying	Compensation
Name and Principal Position	Year	Salary	Bonus	Other (1)	Options	(2)
Murray I. Firestone	2003	204,147	—	—	—	—
Former President	2002	—	—	—	—	—
U.S. Health Services	2001	—	—	—	—	—
Edward T. Stahl	2003	—	—	176,400	—	9,263
Former Executive Vice President	2002	85,200	40,000	88,200	—	13,207
Chief Administration Officer	2001	166,896	91,460	—	—	15,007

(1)	2003 amounts include $13,020 imputed interest on an interest-free loan made to Mr. Hunter in 1997. The balance of the loan at December 31, 2003 is $775,500. Such amounts include a consulting fee of $176,400 to Mr. Stahl.

(2)	Amounts reported for fiscal year 2003 were as follows:

		Key Man	Disability
	401K	Insurance	Insurance	Travel
Name	Contribution	Premiums	Premiums	Allowance
Ronald D. Hunter	$8,000	$39,740	$6,955	$9,000
P.B. (“Pete”) Pheffer	8,000	9,350	6,202	4,500
Stephen M. Coons	8,000	2,408	1,911	4,500
Marc D. Novotney	3,000	—	—	—
Edward T. Stahl	7,056	2,207	—	—

     The following table provides information regarding stock options granted of the named executive officers (collectively, Messrs. Hunter, Pheffer, Coons and Novotney are referred to as the “Named Executive Officers”) during the year ended December 31, 2003.

Individual Grants

					Potential Realizable
					Value at Assumed
	Number of	% of Total	Exercise		Annual Rates of Stock
	Securities	Options	or Base		Appreciation for Option
	Underlying	Granted to	Price	Expir-	Term (1)
	Options	Employees in	($/Share)	ation
Name	Granted	Fiscal Year	(1)	Date	5%	10%
Ronald D. Hunter	250,000	43.1%	$3.20	2013	$572,343	$1,385,228
P. B. (“Pete”) Pheffer	125,000	21.6	3.20	2013	286,172	671,364
Marc D. Novotney	75,000	12.9	3.25	2013	167,953	411,818
Stephen M. Coons	—	—	—	—	—	—

(1)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term , assuming the specified compounded rates of appreciation on the common stock over the terms of the options. These numbers do not take into account plan provisions providing for termination of the options following termination of employment of non-transferability.

     No stock options were exercised by Named Executive Officers during fiscal year 2003. The following table sets forth information with respect to Named Executive Officers concerning unexercised options held as of the end of fiscal year 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

			Value of Unexercised
	Number of Securities Underlying		In the Money
	Unexercised Options at FY-End		Options at FY-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald D. Hunter	$771,428	$166,667	$14,167	$28,333
P.B. (“Pete”) Pheffer	334,167	83,333	7,083	14,167
Stephen M. Coons	265,260	—	—	—
Marc D. Novotney	25,000	50,000	3,083	6,167

Employment Agreements

     We have employment agreements with Messrs. Hunter, Pheffer and Coons.

     These employment agreements terminate as follows:

•	Mr. Hunter’s employment agreement will initially run for a five-year period terminating on January 1, 2008, and it shall automatically renew annually for successive five-year periods on January 1 of each year, unless either party elects not to renew in accordance with the terms of the agreement.

•	Mr. Pheffer’s employment agreement will initially run for a three-year period terminating on January 1, 2006, and it shall automatically renew annually for successive three-year periods on January 1 of each year, unless either party elects not to renew in accordance with the terms of the agreement.

•	Mr. Coons’ employment agreement terminates on July 1, 2005.

     If Mr. Hunter or Mr. Pheffer’s employment is terminated, for a period of two years thereafter, each shall not:

•	Within Indiana, render any services as an agent, independent contractor, consultant or otherwise become employed in the business of selling or providing life, accident or health insurance products or lending or other financial products or services sold by us or our subsidiaries.

•	Within Indiana, in any manner compete with us or with any of our subsidiaries.

•	Solicit or attempt to convert to other insurance carriers providing similar products or services provided by us, and our customers or policyholders.

     If Mr. Coons’ employment is terminated, for a period of one year thereafter, he shall not:

•	Sell or attempt to sell, within Indiana, any type of our insurance products.

•	Sell or attempt to sell any types of our insurance products that we market to our customers.

•	Within Indiana, own, be employed by, or be connected in any manner with any business similar to our type of business.

     Following a termination of Mr. Hunter’s employment with us, in the event of a change-in-control, Mr. Hunter would be entitled to receive a lump-sum payment equal to five times the sum of his then-current base salary, and the average amount of the bonuses paid to him for the five preceding fiscal years. Mr. Hunter would also be entitled to receive a lump-sum payment equal to the amount determined by multiplying the number of shares of common stock subject to unexercised stock options previously granted by us and held by Mr. Hunter on the date of termination, whether or not such options are then exercisable, by the greater of (1) the highest sales price of the common stock during the preceding six-month period, and (2) the highest price paid to the holders of our common stock whereby the change in control takes place.

     Following a termination of Mr. Pheffer’s employment with us, in the event of a change-in-control, Mr. Pheffer would be entitled to receive a lump-sum payment equal to three times the sum of his then-current base salary, and the average amount of the bonuses paid to him for the three preceding fiscal years. Mr. Pheffer would also be entitled to receive a lump-sum payment equal to the amount determined by multiplying the number of shares of common stock subject to unexercised stock options previously granted by us and held by Mr. Pheffer on the date of termination, whether or not such options are then exercisable, by the greater of (1) the highest sales price of the common stock during the preceding six-month period, and (2) the highest price paid to the holders of our common stock whereby the change in control takes place.

     Following a termination of Mr. Coons’ employment with us in the event of a change-in-control, Mr. Coons would be entitled to receive a lump-sum payment equal to 2.99 times his average annual compensation payable by us to him for the five preceding calendar years and a lump-sum payment, the amount determined by multiplying the number of shares of common stock subject to unexercised stock options previously granted by us and held by Mr. Coons on the date of termination, whether or not such options are then exercisable, and the highest per share fair market value of the common stock on any day during the six-month period ending on the date of termination. Upon payment of such amount, such unexercised stock options will be deemed to be surrendered and canceled.

     We are obligated to pay a bonus to the Messrs. Hunter, Pheffer and Coons as follows:

•	Mr. Hunter receives a bonus equal to 3% of our annual gross operating income, but not less than 10% of his annual salary.

•	Mr. Pheffer receives a bonus equal to 2% of our annual gross operating income, but not less than 10% of his annual salary.

•	Mr. Coons receives a bonus equal to 1 1/2% of our annual gross operating income, but not less than 10% of his annual salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of December 31, 2003 with respect to ownership of our outstanding common stock by:

•	all persons known to us to own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each Named Executive Officer (as such term is defined in the 10-K); and

•	all of our executive officers and directors as a group.

Name	Number of Shares Owned (1)		Percent (2)
Ronald D. Hunter	1,015,880	(3)	12.52%
P.B. (Pete) Pheffer	361,678		4.46
Martial R. Knieser	348,540	(4)	4.30
Stephen M. Coons	302,910		3.73
Robert A. Borns	102,700		1.27
Marc D. Novotney	25,000		*
Robert J. Salyers	3,650		*
James H. Steane II	3,500		*
All directors and Named Executive Officers as a group (8 persons)	2,003,990		26.67
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	463,435	(5)	5.71
Henry George Luken, III 900 Fairway Lane Soddy Daisy, Tennessee 37379	565,845	(6)	6.97

* Represents less than one percent

(1)	Except as otherwise noted below, each person named in the table possesses sole voting and sole investment power with respect to all shares of common stock listed in the table as owned by such person. Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding options, warrants or convertible securities that are exercisable within 60 days of December 31, 2003 as follows: Mr. Hunter – 771,428, Dr. Knieser – 46,050, Mr. Coons – 265,260, Mr. Pheffer – 334,167, Mr. Novotney – 25,000, Mr. Borns – 25,000, Mr. Salyers – 1,500, Mr. Steane – 500, directors and Named Executive Officers as a group – 1,443,905.
(2)	Percentage of total outstanding shares is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2003 and assumes, for purposes of the calculation, that shares issuable upon exercise of options or warrants exercisable and securities convertible within 60 days held by such person, but no other shareholders, had been issued as of the date the calculation was made.
(3)	Includes 4,006 shares beneficially owned by Mr. Hunter’s spouse/child, as to which Mr. Hunter disclaims beneficial ownership.
(4)	Includes 6,153 shares beneficially owned by Dr. Knieser’s spouse and children, as to which shares Dr. Knieser disclaims beneficial ownership.

(5)	Information with respect to Dimensional Fund Advisors, Inc. is based solely on a review of statements on Schedule 13G filed by this entity with the SEC. The Company makes no representation as to the accuracy or completeness of the information reported.
(6)	Information with respect to Henry George Luken, III is based solely on a review of statements on Schedule 13D filed by Mr. Luken with the SEC. The Company makes no representation as to the accuracy or completeness of the information reported.

Item 13. Certain Relationship and Related Transactions

     Our Articles of Incorporation and Bylaws provide for indemnification of our officers and directors to the maximum extent permitted under the Indiana Business Corporation Law (“IBCL”). In addition, we have entered into separate indemnification agreements with some of our directors which may require, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors to the maximum extent permitted under the IBCL.

     On October 28, 1997, we made an interest free loan to Mr. Hunter, Chairman and Chief Executive Officer, in the amount of $775,500. The loan is repayable within 10 days of Mr. Hunter’s voluntary termination or resignation as our Chairman and Chief Executive Officer. In the event of a termination of Mr. Hunter’s employment following a change in control, the loan is deemed to be forgiven.

Item 14. Principal Accounting Fees and Services

     The following table sets forth the fees paid to Ernst & Young LLP, the Company’s independent public accountants, during the last two fiscal years:

	2003	2002
Audit fees:	296,260	284,900
Audit-related fees:	393,467	102,000
Tax fees:	30,000	52,000
All other fees:	1,500	—

     Audit Fees are fees for professional services rendered by Ernst & Young for the audit of our annual financial statements, review of our quarterly financial statements or services normally provided in connection with statutory or regulatory filings.

     Audit-Related Fees are fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

     Tax Fees are fees for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning. Services performed by Ernst & Young in this category for included the review of the Company’s federal income tax return.

     All Other Fees are fees for professional services not included in the first three categories.

     Each of the above services was approved by the Audit Committee. Each engagement of the independent public accountants to perform audit or non-audit services must be approved in advance by our Audit Committee or by its Chairman pursuant to delegated authority.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3) List of Exhibits:

Exhibit
Number	Description of Document
2.1	Purchase Agreement by and between Standard Management and Winterthur Life, dated May 28, 2002 (incorporated by reference to Standard Management’s Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 2002).

2.2	Amendment to Purchase Agreement by and between Standard Management and Winterthur Life, dated August 9, 2002 (incorporated by reference to Standard Management’s Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 2002).

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws as amended (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to Exhibit 3 of Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1994).

4.1	Certificate of Trust of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))

4.2	Trust Agreement of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))

4.3	Form of Amended and Restated Trust Agreement of SMAN Capital Trust I among Standard Management, Bankers Trust Company and Bankers Trust (Delaware) (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))

4.4	Form of Preferred Securities Certificates (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))

4.5	Form of Junior Subordinated Indenture between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))

4.6	Form of Junior Subordinated Debenture (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))

4.7	Form of Preferred Securities Guarantee Agreement between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886))

4.8	Form of President’s Club Warrant (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).

10.1*	Employment Agreement by and between Standard Management and Ronald D. Hunter, dated and effective January 1, 2003 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2003).

10.2*	Second Amended and Restated Employment Contract by and between Standard Management and Stephen M. Coons dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.3*	Indemnification Agreement between Standard Management and Stephen M. Coons and Coons & Saint, dated August 1, 1991 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.4*	Standard Management Amended and Restated 1992 Stock Option Plan (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447) as filed with the Commission on September 11, 1997.

10.5	Lease by and between Standard Life and Standard Management, dated December 28, 2001.

10.6	Management Service Agreement between Standard Life and Standard Management dated August 1, 1992, as amended on January 1, 1997 and as further amended on January 1, 1999 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).

10.7	Agreement for Assumption Reinsurance between the National Organization Of Life and Health Insurance Guaranty Associations and Standard Life, concerning, The Midwest Life Insurance Company In Liquidation effective June 1, 1992 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.8	Reinsurance Agreement between Standard Life and Swiss Re Life and Health effective May 1, 1975 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.9	Reinsurance Agreement between Firstmark Standard Life Insurance Company and Swiss Re Life and Health effective February 1, 1984 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.10	Reinsurance Contract between First International and Standard Life dated July 10, 1992 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.11	Amended Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company effective January 1, 1995 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.12	Assignment of Management Contract dated October 2, 1995 of Management Contract dated January 1, 1987 between DNC and Dixie Life to Standard Life (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.13	Automatic Indemnity Reinsurance Agreement between First International and The Guardian Insurance & Annuity Company, Inc. dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.14	Indemnity Retrocession Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.15	Automatic Indemnity Reinsurance Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.16	Administrative Services Agreement between First International and Standard Life dated and effective March 18, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.17	Surplus Debenture dated as of November 8, 1996 by and between Standard Management and Standard Life in the amount of $13,000,000 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).

10.18	Portfolio Indemnify Reinsurance Agreement between Dixie Life and Cologne Life Reinsurance Company dated and effective December 31, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.19	Coinsurance Agreement effective as of July 1, 1997 by and between Savers Life and World Insurance Company (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447)).

10.20	Amendment I to the Guardian Indemnity Retrocession Agreement effective as of January 1, 1996 by and between The Guardian Insurance and Annuity Company and Standard Life (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447)).

10.21	Promissory Note from Ronald D. Hunter to Standard Management in the amount of $775,500 executed October 28, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1997).

10.22	Reinsurance Agreement between Standard Life and Life Reassurance Corporation of America effective September 1, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).

10.23	Reinsurance Agreement between Standard Life and Business Men’s Assurance Company of America effective September 1, 1997 (incorporated by reference to

Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).

10.24	Indemnity Reinsurance Agreement between Standard Life and the Mercantile and General Life Reassurance Company of America dated March 30, 1998 and effective June 1, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).

10.25	Quota Share Reinsurance Agreement between Savers Life and the Oxford Life Insurance Company dated September 24, 1998 and effective July 1, 1998 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.26	Addendum No. 5 to Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company dated August 20, 1998 and effective October 1, 1998 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.27	Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard Life in the amount of $8.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.28	Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard Life in the amount of $6.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.29*	Employment Agreement between Standard Management and P.B. (Pete) Pheffer dated and effective January 1, 2003, (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2003).

10.30	Note Agreement dated October 31, 2000 by and between Standard Management and Zurich Capital Markets, Inc. in the amount of $11.0 million. Included as an exhibit to this note agreement is an Investment Advisory Agreement dated December 1, 2000 by and between Standard Management and Scudder Kemper Investments, Inc. (incorporated by reference to Annual Report in Form 10-K (File No. 0-20882) for the year ended December 31, 2000).

10.31	Promissory Note for $6.9 million between Standard Management and Republic Bank dated December 28, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).

10.32*	Standard Management Corporation 2002 Stock Incentive Plan (incorporated by reference to Standard Management’s Registration Statement on Form S-8 (Registration No. 333-101359)).

10.33*	Deferred Compensation Plan of Standard Management dated and effective December 31, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).

10.34	Senior Secured Credit Agreement, dated November 13, 2003, between Standard Management and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 17, 2003).

10.35	Pledge Agreement, dated November 13, 2003, between Standard Management and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 17, 2003).

10.36	Security Agreement, dated November 13, 2003, between Standard Management and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 17, 2003).

21	List of Subsidiaries of Standard Management (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2002).

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG Audit.

24	Powers of Attorney (Included on the signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(b) Reports on Form 8-K

     In the fourth quarter of 2003, we filed the following current reports on Form 8-K:

     1) on November 19, 2003, we filed a report on Form 8-K with the Commission related to the announcement of our financial results for the third quarter of 2003, and

     2) on December 16, 2003, we filed a report on Form 8-K with the Commission related to the announcement of our new senior credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004	STANDARD MANAGEMENT CORPORATION
/s/ Ronald D. Hunter

Ronald D. Hunter
Director, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald D. Hunter and Stephen M. Coons and each of them (with full power of each of them to act alone), his attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K or any other instruments he deems necessary or appropriate, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

/s/ Ronald D. Hunter
Ronald D. Hunter	Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ P.B. (Pete) Pheffer
P.B. (Pete) Pheffer	Director, President and Chief Financial Officer
(Principal Financial Officer)

/s/ Gerald R. Hochgesang
Gerald R. Hochgesang	Senior Vice President – Finance and Treasurer
(Principal Accounting Officer)

/s/ Stephen M. Coons
Stephen M. Coons	Director

/s/ Martial R. Knieser
Martial R. Knieser	Director

/s/ Robert A. Borns
Robert A. Borns	Director

/s/ James H. Steane II
James H. Steane II	Director

/s/ Robert J. Salyers
Robert J. Salyers	Director

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS

and

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

Year Ended December 31, 2003

STANDARD MANAGEMENT CORPORATION

INDIANAPOLIS, INDIANA

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page
Audited Consolidated Financial Statements
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedules
The following consolidated financial statement schedules are included in this report and should be read in conjunction with the Audited Consolidated Financial Statements.
Schedule II — Condensed Financial Information of Registrant (Parent Company) for the Years Ended December 31, 2003, 2002 and 2001	F-30
Schedule IV — Reinsurance for the Years Ended December 31, 2003, 2002 and 2001	F-34
Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated Financial Statements or related Notes.

Report of Independent Auditors

Shareholders and Board of Directors
Standard Management Corporation

We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15 (a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated statements of operations, shareholder’s equity and cash flows for the year ended September 30, 2001 of Standard Management International S.A. and subsidiaries, a wholly owned subsidiary group, which financial statements reflect revenues totaling approximately 11% of consolidated revenue for the period ended December 31, 2001. Those financial statements, which as explained in Note 1, are included in the Company’s consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2001, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Standard Management International S.A., is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Ernst & Young LLP

Indianapolis, Indiana
March 2, 2004

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31
	2003	2002
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities, at fair value (amortized cost:
$1,638,048 in 2003 and $1,350,961 in 2002)	$1,644,837	$1,379,792
Mortgage loans on real estate	3,937	6,348
Policy loans	12,308	12,722
Real estate	943	1,252
Equity-indexed call options	19,711	3,904
Other invested assets	2,690	1,076
Short-term investments	590	713

Total investments	1,685,016	1,405,807
Cash and cash equivalents	17,296	60,197
Accrued investment income	17,002	16,255
Amounts due and recoverable from reinsurers	36,277	38,951
Deferred policy acquisition costs	166,411	153,954
Present value of future profits	16,508	14,949
Goodwill and intangibles	10,961	6,417
Property and equipment (less accumulated depreciation of $5,286 in 2003 and $3,903 in 2002)	12,770	12,832
Federal income tax recoverable	6,429	—
Other assets	5,201	5,785

Total assets	$1,973,871	$1,715,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,841,545	$1,570,348
Accounts payable and accrued expenses	7,217	5,561
Obligations under capital lease	551	804
Mortgage payable	6,795	6,757
Notes payable	21,000	13,000
Current income taxes	—	3,811
Deferred income taxes	3,616	6,432

Total liabilities	1,880,724	1,606,713
Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Common stock and additional paid in capital, no par value Authorized 20,000,000 shares; issued 9,629,167 in 2003 and 9,369,752 in 2002	68,078	63,857
Treasury stock, at cost, 1,515,078 shares in 2003 and 2002	(7,671)	(7,671)
Accumulated other comprehensive income	2,702	11,739
Retained earnings	9,338	19,809

Total shareholders’ equity	72,447	87,734

Total liabilities and shareholders’ equity	$1,973,871	$1,715,147

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31
	2003	2002	2001
Revenues:
Premium income	$8,929	$9,173	$9,419
Net investment income	83,009	75,839	58,539
Call option income (loss)	11,951	(10,089)	(5,906)
Net realized investment gain (loss)	17,876	(19,841)	(10,351)
Policy income	10,839	8,084	7,721
Sales of goods	2,948	1,850	—
Fee and other income	1,021	3,208	7,348

Total revenues from continuing operations	136,573	68,224	66,770

Benefits and expenses:
Benefits and claims	12,977	9,938	12,975
Interest credited to interest-sensitive annuities and other financial products	71,600	42,650	30,227
Amortization	33,916	10,622	5,127
Commission expenses	64	1,206	3,871
Operating expenses	21,920	15,228	10,669
Cost of goods sold	2,445	1,554	—
Interest expense and financing costs	4,474	4,351	3,492

Total benefits and expenses from continuing operations	147,396	85,549	66,361

Income (loss) before federal income tax expense (benefit) and preferred stock dividends	(10,823)	(17,325)	409
Federal income tax expense (benefit)	(627)	(9,467)	195

Income (loss) from continuing operations	(10,196)	(7,858)	214
Discontinued operations:
Income from discontinued operations, less taxes of $0, $550 and ($185), respectively	—	1,068	1,566
Gain (loss) from the sale of discontinued operations, less taxes of $0, $4,125, and $0, respectively	(275)	6,872	—

Total income (loss) from discontinued operations	(275)	7,940	1,566
Cumulative effect of change in accounting principle	—	(1,212)	—

Net income (loss)	(10,471)	(1,130)	1,780
Preferred stock dividends	—	—	(318)

Earnings (loss) available to common shareholders	$(10,471)	$(1,130)	$1,462

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31
	2003	2002	2001
Earnings (loss) per common share - basic:
Net income (loss) from continuing operations	(1.27)	(1.03)	.03
Discontinued operations:
Income from discontinued operations	—	.14	.20
Gain (loss) from the sale of discontinued operations	(.03)	.90	—

Total income (loss) from discontinued operations	(.03)	1.04	.20
Cumulative effect of accounting change for goodwill impairment	—	(.16)	—

Net income (loss)	(1.30)	(.15)	.23
Preferred stock dividends	—	—	(.04)

Earnings (loss) available to common shareholders	$(1.30)	$(.15)	$.19

Earnings (loss) per common share - diluted:
Net income (loss) from continuing operations	(1.26)	(.99)	.03
Discontinued operations:
Income from discontinued operations	—	.13	.20
Gain (loss) from the sale of discontinued operations	(.03)	.87	—

Total income (loss) from discontinued operations	(.03)	1.00	.20
Cumulative effect of accounting change for goodwill impairment	—	(.15)	—

Net income (loss)	(1.29)	(.14)	.23
Preferred stock dividends	—	—	(.04)

Earnings (loss) available to common shareholders	$(1.29)	$(.14)	$.19

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

5
				Accumulated
				other
		Common	Treasury	comprehensive	Retained
	Total	stock	stock	income (loss)	earnings
Balance at January 1, 2001	$62,899	$63,019	$(7,589)	$(12,008)	$19,477
Comprehensive income:
Net income	1,780	—	—	—	1,780
Other comprehensive income:
Change in unrealized gain on securities, net taxes of $2,897	5,714	—	—	5,714	—
Change in foreign currency translation	122	—	—	122	—

Other comprehensive income	5,836	—	—	—	—

Comprehensive income	7,616	—	—	—	—
Adjustment of issuance of common stock warrants and options	(8)	(8)	—	—	—
Preferred stock dividends	(318)	—	—	—	(318)

Balance at December 31, 2001	$70,189	$63,011	$(7,589)	$(6,172)	$20,939
Comprehensive income:
Net loss	(1,130)	—	—	—	(1,130)
Other comprehensive income:
Change in unrealized gain on securities, net taxes of $8,155	15,665	—	—	15,665	—
Change in foreign currency translation	2,246	—	—	2,246	—

Other comprehensive income	17,911	—	—	—	—

Comprehensive income	16,781	—	—	—	—
Issuance of common stock and common stock warrants	879	879	—	—	—
Exercise of common stock options	(33)	(33)	—	—	—
Purchase of treasury stock	(82)	—	(82)	—	—

Balance at December 31, 2002	$87,734	$63,857	$(7,671)	$11,739	$19,809

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - continued
(Dollars in Thousands)

				Accumulated
				other
		Common	Treasury	comprehensive	Retained
	Total	stock	stock	income (loss)	earnings
Balance at January 1, 2003	$87,734	$63,857	$(7,671)	$11,739	$19,809
Comprehensive loss:
Net loss	(10,471)	—	—	—	(10,471)
Other comprehensive loss:
Change in unrealized gain on securities, net taxes of $4,563	(9,037)	—	—	(9,037)	—

Other comprehensive loss	(9,037)	—	—	—	—

Comprehensive loss	(19,508)	—	—	—	—
Issuance of common stock and common stock warrants	4,243	4,243	—	—	—
Exercise of common stock options	(22)	(22)	—	—	—

Balance at December 31, 2003	$72,447	$68,078	$(7,671)	$2,702	$9,338

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31
	2003	2002	2001
Operating Activities
Net income (loss)	$(10,471)	$(1,130)	$1,781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	18,914	10,894	9,037
Deferral of policy acquisition costs	(24,301)	(62,619)	(38,854)
Deferred federal income taxes	(6,585)	(8,917)	(270)
Depreciation and amortization	1,529	1,509	1,004
Insurance policy liabilities	58,212	55,888	23,972
Net realized investment gains (losses)	(17,876)	19,841	11,134
Accrued investment income	7,020	1,285	(500)
Cumulative effect of change in accounting principle	—	1,212	—
Other	347	443	686

Net cash provided by operating activities	26,789	18,406	7,990
Investing Activities
Fixed maturity securities available for sale:
Purchases	(1,553,539)	(1,674,454)	(546,548)
Sales	953,962	1,218,478	328,497
Maturities, calls and redemptions	322,838	9,141	17,236
Short-term investments, net	(3,731)	(5,624)	(2,574)
Purchase of HomeMed Channel, Inc.	—	(1,025)	—
Purchase of MyDoc.com	(145)	—	—
Purchase of PCA, LLC	—	(190)	—
Proceeds from the sale of International Operations	—	25,690	—
Other investments, net	(353)	(2,304)	(9,253)

Net cash used by investing activities	(280,968)	(430,288)	(212,642)
Financing Activities
Borrowings	26,915	200	26,218
Repayments of notes payable and preferred stock	(19,378)	(6,943)	(18,930)
Premiums received on interest-sensitive annuities and other financial products credited to policyholder account balances, net of premiums ceded	418,149	598,782	322,473
Return of policyholder account balances on interest-sensitive annuities and other financial products	(214,441)	(137,989)	(108,479)
Issuance of common stock and warrants	33	(33)	(8)
Purchase of common stock for treasury	—	(82)	—
Dividends on preferred stock	—	—	(318)

Net cash provided by financing activities	211,278	453,935	220,956

Net increase (decrease) in cash	(42,901)	42,053	16,304
Cash and cash equivalents at beginning of year	60,197	18,144	1,840

Cash and cash equivalents at end of year	$17,296	$60,197	$18,144

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1.	Summary of Significant Accounting Policies

Organization

     Standard Management Corporation (“we”, “our”, “us”, “Standard Management” or the “Company”) is a holding company that a) develops, markets and/or administers annuity and life insurance products and b) distributes pharmaceutical goods and services through its health subsidiary.

     Standard Management’s subsidiaries at December 31, 2003 include: 1) Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”) and 2) U.S. Health Services Corporation (“U.S. Health Services”) and its subsidiaries, a) HomeMed Channel, Inc. (“HomeMed”), b) PCA, LLC (“PCA”), c) Medical Care & Outcomes, LLC (“MCO”) and d) HomeDoc Corporation (“HomeDoc”).

     Effective March 25, 2003, we acquired Medical Care & Outcomes, LLC, (“MCO”). MCO provides an innovative tool for our health services segment to acquire real-time patient data on compliance and therapeutic outcomes following an office visit or hospital stay. The purchase price was 200,000 shares of our common stock. The purchase price included contingent consideration, based on a targeted closing sales price of our common stock on the anniversary date of the acquisition over each of the next four years. The contingent consideration has been recognized as additional paid in capital in our consolidated financial statements. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $3.6 million. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of the fair values and recorded the excess of acquisition cost over net assets acquired as goodwill and intangible assets.

     Effective June 11, 2003, we acquired the business assets of MyDoc.com (renamed as HomeDoc Corporation) from Roche Diagnostics Corporation. HomeDoc Corporation is the first virtual healthcare service where board-certified, state-licensed physicians are available online, 24 hours a day / 7 days a week to diagnose and treat common ailments and provide prescriptions. The purchase price was $645,000 and additional contingent consideration of up to $500,000 may be paid, based on a percentage of gross revenue generated from the HomeDoc service. The contingent consideration has not been recognized in the consolidated financial statements and would be recorded in the future periods upon achievement of the gross revenue targets. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $622,000.

     In 2002, we sold our International Operations which consisted of 100% of the shares in Premier Life (Luxembourg) S.A. and the portfolio of Premier Life (Bermuda) Limited to Winterthur Life, a division of Credit Suisse Group, resulting in a gain from the sale of discontinued operations of $6.9 million. With the net proceeds received from the sale, we made a $15 million capital contribution to Standard Life, repaid $3.75 million in debt, and retained the remaining $6.25 million for general corporate purposes.

Operating Segments

     We revised our operating segments as of January 1, 2003. The prior period operating segments have been reclassified to reflect the current period classification. The former Domestic Operations segment is categorized into the following three continuing operating segments.

Financial Services

     Our Financial Services segment consists of revenues earned and expenses incurred from our insurance operations, particularly Standard Life and Dixie Life. Our primary insurance products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

Health Services

     Our Health Services segment, which was formed in 2002, and is conducted primarily through our subsidiary U.S. Health Services, develops and distributes retail and third party reimbursed pharmaceutical products and services through direct-to-consumer as well as institutional channels. Our primary customer base consists of consumers, academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies and mental health facilities. In addition, U.S. Health Services acts as a wholesale distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of our operating expenses.

Other Services

     Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs.

Discontinued Operations - International Operations

     Effective September 17, 2002 we concluded the sale of our International Operations (discontinued operations). The results for International Operations are recorded as discontinued operations.

Use of Estimates

     The nature of our business requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, we use significant estimates and assumptions in calculating deferred policy acquisition costs, present value of future profits, goodwill, future policy benefits and deferred federal income taxes. If future actual experience differs from these estimates and assumptions, our financial statements could be materially affected.

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

Equity-indexed call options are derivative instruments linked to the major stock indices (“S&P 500 Index” and “DJIA Index”), which are used to hedge the equity benefits of our equity-indexed annuity products. We purchase call options whose payoff characteristics mirror the equity benefits of our products. These securities are carried at fair value and the change in fair value is included in investment income. The liabilities for the hedged insurance contracts are adjusted based on the return in the market indices and are reflected in ‘Insurance Policy Liabilities’ in the Consolidated Balance Sheets.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

Net Realized Investment Gains and Losses

     We periodically evaluate whether the decline in fair value of our investments is other-than-temporary. Our evaluation consists of a review of qualitative and quantitative factors. We also consider additional factors to determine whether the decline in fair value is other-than-temporary, such as downgrades of the security by a rating agency, deterioration in the financial condition of the issuer, and other publicly available issuer-specific news or general market conditions. For investments in companies with no quoted market price, we consider similar qualitative and quantitative factors and also take into account the cost of the investment, the type of investment, subsequent purchases of the same or similar investments, the current financial position and operating results of the company invested in, and such other factors as may be relevant. A decline in fair value of securities deemed to be other-than-temporary is recognized as a reduction of net income.

     Determining what constitutes an other-than-temporary decline involves significant judgment. A decline in fair value below cost not considered other-than-temporary in the current period could be considered other-than-temporary in a future period and reduce earnings to the extent of the write-down.

Future Policy Benefits

     Liabilities for future policy benefits for deferred annuities and universal life policies are equal to full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited).

     Insurance policy liabilities for equity-indexed annuity products are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”), “Accounting for Derivative and Hedging Activities”, and consist of a book value liability for benefits guaranteed in the contract, combined with a market value liability for equity-linked benefits of the contract.

     Future policy benefits for traditional life insurance contracts are computed using the net level premium method on the basis of assumed investment yields, mortality and withdrawals, which were appropriate at the time, the policies were issued. Assumed investment yields are based on interest rates ranging from 6.2% to 7.5%. Mortality is based upon various actuarial tables, principally the 1965-1970 or the 1975-1980 Select and Ultimate Table. Withdrawals are based upon our experience and vary by issue age, type of coverage, and duration.

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

     Traditional life insurance premiums are recognized as premium revenue over the premium-paying period of the policies. Benefits are charged to expense in the period when claims are incurred and are associated with related premiums through changes in reserves for future policy benefits, which results in the recognition of profit over the premium paying period of the policies.

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

     We file a consolidated return, excluding U.S. Health Services, for federal income tax purposes.

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

Goodwill and Intangible Assets

     On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets. We completed our impairment testing under the requirements of SFAS No. 142 during the fourth quarter of 2002 and the results were applied retroactively to January 1, 2002. As a result of our initial transitional impairment test, we recorded an impairment charge of approximately $1.2 million in our financial services segment retroactive to the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle in our consolidated financial statements.

Stock Options

     We recognize compensation expense for our stock option plans using the intrinsic value method of accounting. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. Under our stock option plans, no expense is recognized since the exercise price equals or exceeds the market price at the measurement date.

     December 2002, the FASB issued SFAS Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and will adopt a transition method at the time when a consistent fair value measurement and recognition provision is determined by the FASB and is required to be adopted.

Reclassifications

     Certain amounts in the 2002 consolidated financial statements and notes have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on previously reported shareholders’ equity or net income in the periods presented.

New Pronouncements

     In July 2003, the AICPA’s Accounting Standards Executive Committee (“AcSEC”) issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), which contains guidance on a variety of issues involving nontraditional long duration contracts. The Company will adopt SOP 03-1 in the first quarter of 2004. The impact of adoption has not yet been determined.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 is effective for the first quarter of 2004. The Company will adopt FIN 46 with an emphasis on its trust preferred securities. The adoption is not expected to materially impact financial position or results of operations.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Investments

     The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale are as follows (in thousands):

	December 31, 2003
		Gross
	Amortized	Unrealized	Gross	Fair
	Cost	Gains	Unrealized Losses	Value
Securities available for sale:
Fixed maturity securities:
United States Treasury securities and obligations of United States government agencies	$35,087	$358	$279	$35,166
Foreign government securities	1,316	—	—	1,316
Utilities	58,438	1,180	610	59,008
Corporate bonds	716,299	18,903	11,546	723,656
Mortgage-backed securities	823,908	9,230	10,604	822,534
Redeemable preferred stock	3,000	157	—	3,157

Total fixed maturity securities	$1,638,048	$29,828	$23,039	$1,644,837

	December 31, 2002
		Gross
	Amortized	Unrealized	Gross	Fair
	Cost	Gains	Unrealized Losses	Value
Securities available for sale:
Fixed maturity securities:
United States Treasury securities and obligations of United States government agencies	$5,365	$440	$—	$5,805
Foreign government securities	1,368	—	3	1,365
Utilities	54,016	1,358	2,504	52,870
Corporate bonds	654,630	27,351	16,261	665,720
Mortgage-backed securities	632,582	19,451	1,001	651,032
Redeemable preferred stock	3,000	—	—	3,000

Total fixed maturity securities	$1,350,961	$48,600	$19,769	$1,379,792

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

     As of December 31, 2003, the fair value of securities in an unrealized loss position greater than one year is $30 million with an unrealized loss of $3.0 million. The fair value of securities in an unrealized loss position less than one year is $708 million with an unrealized loss of $20.0 million. We concluded that none of the above unrealized losses are other than temporary. We believe the above fixed maturity unrealized losses are not other than temporary because the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment. Also, in our opinion, evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary in considering the severity and duration of the impairment in relation to the forecasted market price recovery.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Investments (continued)

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003, by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year	$15,505	$15,828
Due after one year through five years	126,346	131,971
Due after five years through ten years	549,420	551,668
Due after ten years	119,869	119,679

Subtotal	811,140	819,146
Redeemable preferred stock	3,000	3,157
Mortgage-backed securities	823,908	822,534

Total fixed maturity securities	$1,638,048	$1,644,837

     Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

     Net investment income was attributable to the following for the year ended December 31 (in thousands):

	2003	2002	2001
Fixed maturity securities	$82,201	$74,994	$57,215
Mortgage loans on real estate	589	743	673
Policy loans	817	814	877
Real estate	30	27	30
Short-term investments and other	816	398	964

Gross investment income	84,453	76,976	59,759
Less: investment expenses	1,444	1,137	1,220

Net investment income	$83,009	$75,839	$58,539

     Net realized investment gains (losses) were attributable to the following for the year ended December 31 (in thousands):

	2003	2002	2001
Fixed maturity securities available for sale:
Gross realized gains	$30,494	$20,467	$4,363
Gross realized losses	(8,232)	(19,276)	(9,175)
Other-than-temporary decline in fair value	(4,386)	(20,027)	(4,229)

Net	17,876	(18,836)	(9,041)
Other losses	—	(1,005)	(1,310)

Net realized investment gains (losses)	$17,876	$(19,841)	$(10,351)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Investments (continued)

     Life insurance companies are required to maintain certain amounts of assets with state or other regulatory authorities. At December 31, 2003, fixed maturity securities of $10.6 million and cash and short-term investments of $.5 million were held on deposit by various state regulatory authorities in compliance with statutory regulations.

     Comprehensive income excludes reclassification adjustments for net realized investment gains (losses) after income taxes (benefits) of $2.7 million, ($13.1) million, and ($6.8) million in 2003, 2002, and 2001, respectively. The income tax rate used for comprehensive income is 34%.

3.	Deferred Policy Acquisition Costs and Present Value of Future Profits

The activity related to deferred policy acquisition costs is summarized as follows for the year ended December 31 (in thousands):

	2003	2002	2001
Balance, beginning of year	$153,954	$109,844	$85,195
Additions	39,304	62,618	30,819
Amortization	(32,476)	(9,097)	(2,786)
Adjustment relating to net unrealized (gain) loss on securities available for sale	5,629	(9,411)	(3,384)

Balance, end of year	$166,411	$153,954	$109,844

     The activity related to present value of future profits is summarized as follows for the year ended December 31 (in thousands):

	2003	2002	2001
Balance, beginning of year	$14,949	$22,269	$26,343
Interest accreted on unamortized balance	2,686	2,902	3,169
Amortization	(4,126)	(4,700)	(5,263)
Adjustments relating to net unrealized (gain) loss on securities available for sale	2,999	(5,522)	(1,980)

Balance, end of year	$16,508	$14,949	$22,269

     The percentages of future expected net amortization of the beginning balance of the present value of future profits, before the effect of net unrealized gains and losses, are expected to be between 9% and 14% in each of the years 2004 through 2008. Future net amortization is based on the present value of future profits at December 31, 2003, and current assumptions as to future events on all policies in force.

     The discount rate used to calculate the present value of future profits reflected in our consolidated balance sheets at December 31, 2003, ranged from 8% to 18%.

     We recorded a charge of $7.9 million and $7.8 million for 2003 and 2002, respectively, related to the acceleration of DAC amortization due to DAC unlocking.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Mortgage Payable, Notes Payable and Trust Preferred Securities

     Mortgage Payable, Notes Payable and Trust Preferred Securities were as follows at December 31 (in thousands):

	Interest
	Rate(1)	2003	2002
Mortgage payable	7.326%	$6,795	$6,757

Notes payable:
Promissory note	3.00%	$1,000	$500
Borrowings under revolving credit agreements	4.91%	—	1,500
Senior subordinated note	10.00%	—	11,000
Senior secured credit agreement	5.92%	20,000	—

		$21,000	$13,000

Trust preferred securities	10.25%	$20,700	$20,700

   (1) Current weighted average rate at December 31, 2003

Mortgage Payable

     On May 1, 2003, we signed a promissory note due June 1, 2008, in the principal amount of $.2 million. The note bears interest at 5.75% per annum and is payable in equal monthly installments of $1,200. The note may be repaid in whole or in part at our option. The note and all amounts due are secured by a mortgage that conveys a first mortgage security interest in certain real and personal property we own.

     On December 28, 2001, we signed a promissory note due December 31, 2011, in the principal amount of $6.9 million in order to finance the purchase of our corporate headquarters. The note bears interest at 7.375% per annum and is payable in equal monthly installments of $56,000. The note may be prepaid in whole or in part at our option commencing on or before January 1, 2005, at a redemption price equal to 105% of the principal amount (plus accrued interest) and declining to 101% of the principal amount (plus accrued interest) if prepayment is made after January 1, 2008. The note and all amounts due are secured by a mortgage that conveys a first mortgage security interest in certain real and personal property we own.

Promissory Notes

     As of December 31, 2003, we have two promissory notes totaling $1 million related to the acquisitions of HomeDoc and HomeMed. Annual principal payments are due in 2004 through 2008 in the amounts of $100,000, $300,000, $300,000, $200,000 and $100,000, respectively.

Borrowings under Senior Secured Credit Agreement

     We have $20.0 million of outstanding borrowings at December 31, 2003, pursuant to the November 13, 2003 senior secured credit agreement of which $10.0 million is in the form of a revolving credit and $10.0 million is in the form of a term loan. Borrowings under the senior credit agreement were primarily used for debt refinancing and for contributions to surplus of insurance subsidiaries. The debt is secured under a Pledge Agreement by all of the issued and outstanding shares of common stock of Standard Life. Interest on the borrowings under the revolving credit is determined, at our option, to be: 1) a fluctuating rate of interest equal to the corporate base rate announced by the bank periodically, plus 1.15% per annum, or 2) a rate equal to 90 Day London Inter-Bank Offered Rate (“LIBOR”) plus 3.95%. Interest on the borrowings under the term loan is fixed at 6.63%. Indebtedness incurred under the senior secured credit agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum risk based capital ratios and minimum statutory surplus requirements for our insurance subsidiaries, and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Mortgage Payable, Notes Payable and Trust Preferred Securities (continued)

     The senior secured credit agreement is due on November 13, 2008. The revolving credit is a reducing facility that has a $2.5 million principal payment due every quarter starting February 12, 2008 through final payment on November 13, 2008. The term loan has a principal payment that starts on May 13, 2004 and in quarterly payments due until November 13, 2008. The quarterly payments range from $500,000 to $550,000 on an increasing scale through the end of the term.

Borrowings under Revolving Credit Agreements

     On October 23, 2003, we repaid the $3.75 million of outstanding borrowings under our Amended and Restated Line of Credit Agreement with Fleet National Bank.

Senior Subordinated Note

     On November 14, 2003, we repaid the outstanding borrowings under our senior subordinated note originally due October 31, 2007 with Zurich Capital Markets.

Trust Preferred Securities

     On August 9, 2001, SMAN Capital Trust I (the “Trust”), a wholly owned subsidiary of Standard Management, completed a public offering of $20.7 million of its 10.25% preferred securities, which mature on August 9, 2031, at $10 per preferred security. Distributions are classified as interest expense.

     The preferred securities may be redeemed at any time on or after August 9, 2006, at a redemption price of $10 plus accumulated and unpaid distributions. If the Trust redeems the preferred securities or is liquidated and the debentures are not redeemed, debentures will be distributed to the holders of the preferred securities rather than cash. Standard Management guarantees the payments on these securities to the extent that the Trust has available funds.

     The Trust’s preferred securities are traded on the NASDAQ National Market under the symbol “SMANP”.

Interest Paid

     Cash paid for interest was $4.4 million, $4.0 million, and $3.3 million in 2003, 2002, and 2001, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Income Taxes

     The components of the federal income tax expense (benefit), applicable to pre-tax income (loss) from continuing operations, were as follows for the year ended December 31 (in thousands):

	2003	2002	2001
Current taxes	$(3,161)	$3,550	$892
Deferred taxes (benefit)	2,534	(13,017)	(697)

Federal income tax expense (benefit)	$(627)	$(9,467)	$195

     The effective tax rate on pre-tax income (loss) from continuing operations differs from the statutory corporate federal income tax rate as follows for the year ended December 31 (in thousands):

	2003	2002	2001
Federal income tax expense (benefit) at statutory rate (34%)	$(3,773)	$(5,890)	$793
Operating income in our consolidated return offset by NOL carryforwards	—	(2,654)	(447)
Valuation allowance	3,030	—	—
Other items, net	(116)	(923)	(151)

Federal income tax expense (benefit)	$(627)	$(9,467)	$195

Effective tax rate	6%	55%	48%

     We recovered $0, $.1 million, and $0 in federal income taxes in 2003, 2002 and 2001, respectively. We paid federal income taxes of $5.9 million, $1.2 million, and $.2 million in 2003, 2002 and 2001, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in our deferred tax assets (liabilities) are as follows at December 31 (in thousands):

	2003	2002
Deferred income tax assets:
Future policy benefits	$59,310	$47,127
Capital and net operating loss carryforwards	3,211	1,255
Other, net	727	—

Gross deferred tax assets	63,248	48,382
Valuation allowance for deferred tax assets	3,030	—

Deferred income tax assets, net of valuation allowance	60,218	48,382
Deferred income tax liabilities:
Present value of future profits	(5,613)	(5,083)
Deferred policy acquisition costs	(49,111)	(46,013)
Unrealized gain on securities available for sale	(9,110)	(3,138)
Other, net	—	(580)

Total deferred income tax liabilities	(63,834)	(54,814)

Net deferred income tax liabilities	$(3,616)	$(6,432)

     As of December 31, 2003, Standard Management and its subsidiaries had consolidated net capital loss carryforwards of approximately $.5 million for tax return purposes, which expire in 2007.

     A $3.0 million valuation allowance has been provided on certain operating loss carryforwards in the Health Services segment at December 31, 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Shareholders’ Equity

Treasury Stock

     We did not purchase any shares of treasury stock in 2003 and 2001 under our stock repurchase program. However in 2002, we purchased 22,100 shares of treasury stock for $82,000 in 2002 under our stock repurchase program. At December 31, 2003, we were authorized to purchase an additional 702,690 shares under this program.

Warrants

     The following table represents outstanding warrants to purchase common stock as of December 31, 2003:

		Exercise	Warrants
Issue Date	Expiration Date	Price	Outstanding
January 2001	January 2004	$3.00	157,750
January 2002	January 2005	6.02	287,000
June 2002	June 2005	7.61	89,500
October 2002	October 2007	4.92	10,000

			544,250

Changes in Shares of Common Stock and Treasury Stock

     The following table represents changes in the number of common and treasury shares as of December 31:

	2003	2002	2001
Common Stock (Authorized - 20,000,000 shares):
Balance, beginning of year	9,369,752	9,039,471	9,038,134
Issuance of common stock	259,415	330,281	1,337

Balance, end of year	9,629,167	9,369,752	9,039,471

Treasury Stock:
Balance, beginning of year	(1,515,078)	(1,492,978)	(1,492,978)
Treasury stock acquired	—	(22,100)	—

Balance, end of year	(1,515,078)	(1,515,078)	(1,492,978)

Unrealized Gain on Securities

     The components of unrealized gain on securities available for sale in shareholders’ equity are summarized as follows at December 31 (in thousands):

	2003	2002
Fair value of securities available for sale	$1,644,837	$1,379,792
Amortized cost of securities available for sale	1,638,048	1,350,961

Unrealized gain on securities available for sale	6,789	28,831
Adjustments for:
Deferred policy acquisition costs	(1,114)	(6,942)
Present value of future profits	(1,313)	(4,113)
Deferred federal income taxes (benefits)	(1,512)	(6,075)
Other	(148)	38

Net unrealized gain on securities available for sale	$2,702	$11,739

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Stock Option Plan

     Effective June 12, 2002, we adopted our 2002 Stock Incentive Plan which authorizes the granting of options to employees, directors and consultants of the Company to purchase up to 990,000 shares of our common stock at a price not less than its market value on the date the option is granted. The number of shares of stock available for issuance pursuant to the Plan is automatically increased on the first trading day of each calendar year beginning January 1, 2003, by an amount equal to 3% of the shares of stock outstanding on the trading day immediately preceding January 1. As of January 1, 2004, there were 645,143 shares of our common stock available for grant under the 2002 Stock Incentive Plan. Options may not be granted under the 2002 Stock Incentive Plan on a date that is more than ten years from the date of its adoption. The options may become exercisable immediately or over a period of time. Any shares subject to an option that for any reason expires or is terminated unexercised may again be subject to an option under the Plan. The 2002 Stock Incentive Plan also permits granting of stock appreciation rights and restricted stock awards.

     The provisions of SFAS No. 123, as amended, allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense for our Plan using the intrinsic value based method of accounting and to provide the required pro forma information. Plan compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, would result in pro forma net income (loss) and pro forma earnings (loss) per share of the following for the year ended December 31 (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss)	$(10,803)	$(1,271)	$877
Earnings (loss) per share	(1.34)	(.17)	.07
Earnings (loss) per share, assuming dilution	(1.33)	(.16)	.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rates	3.1%	3.6%	3.6%
Volatility factors	.52	.62	.62
Weighted average expected life	6 years	7 years	7 years

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Stock Option Plan (continued)

     A summary of our stock option activity and related information for the years ended December 31 is as follows:

	2003		2002		2001
		Weighted-		Weighted		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	2,409,869	$6.00	2,461,933	$6.03	2,398,258	$6.09
Exercised	(6,225)	3.36	(106,385)	5.81	(1,575)	4.55
Granted	580,000	3.97	65,000	4.25	84,300	4.07
Expired or forfeited	(179,590)	5.56	(10,679)	4.11	(19,050)	6.03

Options outstanding, end of year	2,804,054	5.58	2,409,869	6.00	2,461,933	6.03

Options exercisable, end of year	2,450,722		2,351,436		2,406,733

Weighted-average fair value of options granted during the year	$1.39		$2.71		$2.71

     Information with respect to stock options outstanding at December 31, 2003, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$3-5	998,324	6	$3.78	678,325	$4.06
5-7	1,287,500	4	6.15	1,287,500	6.15
7-9	518,230	4	7.32	484,897	7.30

	2,804,054			2,450,722

8.	Reinsurance

     Standard Life and Dixie Life have entered into reinsurance agreements with non-affiliated companies to limit the net loss arising from large risks, maintain their exposure to loss within capital resources, and provide additional capacity for future growth. The maximum amount of life insurance face amount retained on any one life ranges from $30,000 to $150,000. Amounts of standard risk in excess of that limit are reinsured.

     Reinsurance premiums ceded to other insurers were $4.0 million, $3.0 million, and $4.4 million in 2003, 2002 and 2001, respectively. Reinsurance ceded has reduced benefits and claims incurred by $3.5 million, $5.2 million, and $5.9 million in 2003, 2002 and 2001, respectively. A contingent liability exists to the extent any of the reinsuring companies are unable to meet their obligations under the reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Based on our periodic reviews of these companies, we believe the assuming companies are able to honor all contractual commitments under the reinsurance agreements.

     At December 31, 2003, SCOR Life U.S. Insurance Company, our largest annuity reinsurer, which is rated “B++” (Very Good) by A.M. Best, represented $18.2 million, or 50% of our total reinsurance recoverable.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Goodwill and Intangible Assets

     The activity related to goodwill is summarized as follows for December 31 (in thousands):

	2003	2002
Balance, beginning of year	$6,417	$5,146
Goodwill acquired	3,544	2,483
Goodwill impairment	—	(1,212)

Balance, end of year	$9,961	$6,417

     The intangible asset balance was $1.0 million and $0 in 2003 and 2002, respectively. The intangible asset balance relates to assets related to customer lists and technology acquired by U.S. Health Services. Intangible amortization expense was $140,000 and $0 in 2003 and 2002, respectively.

     Our operating segments had the following goodwill balances at December 31 (in thousands):

	2003	2002
Financial Services	$3,674	$3,674
Health Services	6,028	2,484
Other Services	259	259

	$9,961	$6,417

     For the twelve months ended December 31, 2001, on a SFAS No. 142 comparable basis, our net income, basic net income per share and diluted net income per share would have been $2.0 million, $.26 and $.26, which includes the elimination of amortization of $.2 million or $.03 per share.

10.	Related Party Transactions

     In 1997, we made an interest-free loan to one of our officers. The principal balance of the loan was $775,500 at December 31, 2003 and 2002, respectively. Repayment is due within 10 days of voluntary termination or resignation as an officer. In the event of a termination of the officer’s employment following a change in control, the loan is deemed to be forgiven.

11.	Commitments and Contingencies

Lease Commitments

     We rent office and storage space under noncancellable operating leases and we incurred rent expense for operating leases of $.7 million, $.5 million, and $.8 million in 2003, 2002 and 2001, respectively.

     Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 2003, are as follows (in thousands):

2004	$445
2005	355
2006	355
2007	198
2008	40

Total minimum lease payments	$1,393

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Commitments and Contingencies (continued)

Employment Agreements

     Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change in control of Standard Management. The commitment under these agreements is approximately three times their current annual salaries. Additionally, following termination due to a change in control, each executive is entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,370,855 shares at December 31, 2003.

12.	Litigation

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

13.	Statutory Accounting Information of Subsidiaries

     Our insurance subsidiaries maintain their records in conformity with statutory accounting practices prescribed or permitted by state insurance regulatory authorities. Statutory accounting practices differ in certain respects from GAAP. In consolidation, adjustments have been made to conform to our domestic subsidiaries’ accounts to GAAP.

     Our life insurance subsidiaries had consolidated statutory capital and surplus of $62.8 million and $58.9 million at December 31, 2003 and 2002, respectively. Income excluding realized capital gains and losses of our insurance subsidiaries on a statutory basis is $10.4 million, $4.1 million, and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net income (loss) of our insurance subsidiaries on a statutory basis is $11.3 million, ($8.4) million, and $.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of investment and insurance risks. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2003, the RBC Ratios of Standard Life and Dixie Life were both at least one and a half times greater than the levels at which company action is required.

     We loaned $27.0 million to Standard Life pursuant to an Unsecured Surplus Debenture Agreement (“Surplus Debenture”) which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. As required by state regulatory authorities, the balance of the surplus debenture at December 31, 2003 and 2002 of $27.0 million is classified as a part of capital and surplus of Standard Life. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance depending upon satisfaction of certain financial tests relating to the levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance.

     Our ability to pay operating expenses and meet debt service obligations is partially dependent upon the amount of dividends received from Standard Life. Standard Life’s ability to pay cash dividends is, in turn, restricted by law or subject to approval by the insurance regulatory authorities of Indiana. Dividends are permitted based on, among other things, the level of the preceding year statutory surplus and net income. Standard Life did not pay any dividends in 2003 and 2002. Standard Life paid $1.6 million of dividends in 2001. During 2004, Standard Life can pay dividends of $1.9 million, without regulatory approval and an additional $8.5 million with regulatory approval.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Operations by Business Segment

     Our reportable segments are as follows:

Financial Services

     Our Financial Services segment consists of revenues earned and expenses incurred from our insurance operations, particularly Standard Life and Dixie Life. Our primary insurance products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

Health Services

     Our Health Services segment, which was formed in 2002, and is conducted through U.S. Health Services, develops and distributes retail and third party reimbursed pharmaceutical products and services through direct-to-consumer as well as institutional channels. Our primary customer base consists of consumers, academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies and mental health facilities. In addition, U.S. Health Services acts as a wholesale distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of our operating expenses.

Other Services

     Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs.

Discontinued Operations - International Operations

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

     The accounting policies of the segments are the same as described in Note 1 (Summary of Significant Accounting Policies). The following segment presentation contains the same operating data and results the Company uses to evaluate the performance of the business and provides reconciliations to consolidated totals for the year ended December 31 (in thousands):

	2003	2002	2001
Revenues:
Financial Services	$132,992	$65,150	$62,031
Health Services	2,948	1,850	—
Other Services	633	1,224	4,739

Consolidated revenues	$136,573	$68,224	$66,770

Net Investment Income (loss):
Financial Services	$82,904	$75,823	$58,577
Other Services	105	16	(38)

Consolidated investment income	$83,009	$75,839	$58,539

Income (loss) from continuing operations:
Financial Services	$(187)	$(5,317)	$632
Health Services	(7,161)	(1,156)	—
Other Services	(2,848)	(1,385)	(418)

Consolidated income (loss) from continuing operations	$(10,196)	$(7,858)	$214

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Operations by Business Segment (continued)

	2003	2002	2001
Assets:
Financial Services	$1,960,793	$1,698,666	$1,166,665
Health Services	9,942	4,307	—
Other Services	3,136	12,173	16,658
Discontinued Operations	—	—	430,330

Consolidated assets	$1,973,871	$1,715,147	$1,613,653

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

15.	Derivative Financial Instruments

     We offer equity-indexed annuity products that provide a base rate of return with a higher potential return linked to the performance of a broad-based equity index. We buy S&P 500 Index options and DJIA Index options (collectively known as “the options”) in an effort to hedge potential increases to policyholder benefits resulting from increases in the S&P 500 Index and DJIA Index to which the products’ returns are linked. The cost of the options is included in the pricing of the equity-indexed annuity products. The changes in the value of the options are reflected in net investment income and fluctuate in relation to changes in interest credited to policyholder account balances for these annuities.

     Total revenues include $11.9 million, ($10.1) million, and ($5.9) million in 2003, 2002 and 2001, respectively, related to changes in the fair value of the options. These investment gains (losses) were substantially offset by amounts credited to policyholder account balances. The fair value of the options was $19.7 million and $3.9 million at December 31, 2003 and 2002, respectively. The notional amounts were $247.7 million and $227.3 million at December 31, 2003 and 2002, respectively.

     If the counterparties of the aforementioned financial instruments do not meet their obligations, we may have to recognize a loss. We limit our exposure to losses by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2003, all of the counterparties were rated “A” or higher by Standard & Poor’s.

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

     Insurance liabilities for investment contracts: Fair values for our investment-type insurance contract liabilities are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining contracts being valued. The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 2003 and 2002. This is due to 1) credited rates on the vast majority of account balances approximating current rates paid on similar investments and 2) rates not generally being guaranteed beyond one year.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Fair Value of Financial Instruments (continued)

Insurance liabilities for non-investment contracts: Fair value disclosures for our reserves for insurance contracts other than investment-type contracts are not required and have not been determined. However, we closely monitor the level of our insurance liabilities and that the fair value of reserves under all insurance contracts is taken into consideration in the overall management of interest rate risk.

Mortgage payable, notes payable and trust preferred securities: The estimated fair values for mortgage payable, notes payable and trust preferred securities are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings at December 31, 2003. We believe the fair value of our mortgage payable, notes payable and trust preferred securities was equal to its carrying value at December 31, 2003, since the interest rates reflect current market conditions.

     The carrying amount of all other financial instruments approximates their fair values.

     The fair value of our financial instruments is shown below using a summarized version of assets and liabilities at December 31 (in thousands). Refer to Note 2 for additional information relating to the fair value of investments.

	2003		2002
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Assets:
Investments:
Securities available for sale:
Fixed maturity securities	$1,644,837	$1,644,837	$1,379,792	$1,379,792
Mortgage loans on real estate	4,735	3,937	7,117	6,348
Policy loans	13,668	12,308	13,162	12,722
Cash and cash equivalents	17,296	17,296	60,197	60,197
Liabilities:
Insurance liabilities for investment contracts	1,685,289	1,685,289	1,422,628	1,422,628
Mortgage payable	6,994	6,589	6,949	6,757
Notes payable	19,403	20,000	13,300	13,000
Trust preferred securities	19,520	20,700	17,616	20,700

17. Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	2003	2002	2001
Income:
Net income (loss)	$(10,471)	$(1,130)	$1,781
Preferred stock dividends	—	—	(318)

Earnings available to common shareholders for basic and diluted earnings per share	$(10,471)	$(1,130)	$1,463

Shares:
Weighted average shares outstanding for basic earnings per share	8,031,749	7,623,690	7,545,889
Effect of dilutive securities:
Stock options	68,593	149,254	81,221
Stock warrants	35,473	165,610	138,268

Dilutive potential common shares	104,066	314,864	219,489

Weighted average shares outstanding for diluted earnings per share	8,135,815	7,938,554	7,765,378

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	Quarterly Financial Data (unaudited) (in thousands, except per share amounts)

     Earnings per common and common equivalent share for each quarter are computed independently of earnings per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings during the year, the sum of the quarterly earnings per share may not equal the earnings per share for the year.

	2003 Quarters
	First	Second	Third	Fourth
Total revenues	$32,434	$40,388	$25,679	$34,147

Components of net income (loss):
Loss from continuing operations	$(677)	$(1,944)	$(2,863)	$(10,185)
Loss from discontinued operations	—	—	(275)	—
Net realized investment gains (losses)	2,687	2,976	(73)	(116)

Net income (loss)	$2,010	$1,032	$(3,211)	$(10,302)

Net income (loss) per common share	$.26	$.13	$(.40)	$(1.29)

Net income (loss) per common share, assuming dilution	$.25	$.13	$(.39)	$(1.26)

	2002 Quarters
	First	Second	Third	Fourth
Total revenues	$22,985	$10,114	$17,327	$19,695

Components of net income (loss):
Income (loss) from continuing operations	$1,672	$1,829	$(5,103)	$669
Income from discontinued operations	513	4,765	2,662	—
Cumulative effect of accounting change for goodwill impairment	(1,212)	—	—	—
Net realized investment gains (losses)	(181)	(5,692)	(1,734)	682

Net income (loss)	$792	$902	$(4,175)	$1,351

Net income (loss) per common share	$.11	$.12	$(.57)	$.19

Net income (loss) per common share, assuming dilution	$.10	$.11	$(.53)	$.18

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.	Subsequent Events (unaudited)

     Effective February 6, 2004, our wholly owned subsidiary, Apothecary Solutions Corporation, acquired certain assets of Alliance Center, Inc. Apothecary Solutions is an institutional pharmacy. The purchase price was $3.7 million, and additional contingent consideration of up to $175,000 may be paid, based on a percentage of outstanding accounts receivable collected. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill amount of $1.2 million. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of the fair values and recorded the excess of acquisition cost over net assets acquired as goodwill.

     On February 25, 2004, we issued $3.3 million of convertible notes due on July 1, 2009. The notes are convertible into Standard Management common stock at $7.00 per share. The notes bear interest at 7.00% payable semi-annually.

Schedule II — Condensed Financial Information of Registrant

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	December 31
	2003	2002
ASSETS
Investments:
Investment in subsidiaries	$110,452	$111,033
Surplus debenture due from Standard Life	27,000	27,000
Equity securities available for sale, at fair value (cost: $25 in 2003 and $32 in 2002)	25	32
Real estate	313	90
Notes receivable from officers and directors	776	776

Total investments	138,566	138,931
Cash and cash equivalents	263	1,608
Property and equipment, less depreciation of $4,516 in 2003 and $3,271 in 2002	10,560	11,282
Amounts receivable from subsidiaries	12,673	5,154
Other assets	(374)	3,645

Total assets	$161,688	$160,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$20,500	$12,500
Capital lease obligations	447	804
Mortgage payable	6,795	6,757
Amounts due to subsidiaries	38,148	30,748
Other liabilities	2,651	1,377

Total liabilities	68,541	52,186
Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Common stock and additional paid-in capital, no par value	68,077	63,857
Treasury stock, at cost	(7,671)	(7,671)
Accumulated other comprehensive loss:
Unrealized gain on securities	2,702	11,739
Retained earnings	9,339	19,809

Total shareholders’ equity	72,447	87,734

Total liabilities and shareholders’ equity	$161,688	$160,620

See accompanying notes to condensed financial statements

Schedule II – Condensed Financial Information of Registrant – (continued)

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31
	2003	2002	2001
Revenues:
Management fees from subsidiaries	$3,600	$3,500	$4,750
Interest income from subsidiaries	1,675	1,915	2,615
Rental income from subsidiaries	1,901	1,854	1,100
Other income	94	15	40
Net realized investment gains (losses)	63	(1,001)	(1,310)

Total revenues	7,333	6,283	7,195
Expenses:
Operating expenses	5,452	5,548	4,332
Interest expense and financing costs	5,590	4,767	3,519
Interest expense on note payable to affiliate	—	50	125

Total expenses	11,042	10,365	7,976

Loss before federal income taxes, equity in earnings of consolidated subsidiaries, and preferred stock dividends	(3,709)	(4,082)	(781)
Federal income tax benefit	(318)	(2,353)	(34)

Loss before equity in earnings of consolidated subsidiaries, and preferred stock dividends	(3,391)	(1,729)	(747)
Equity in earnings of consolidated subsidiaries	(7,080)	599	2,527

Income (loss) before preferred stock dividends	(10,471)	(1,130)	1,781

Net income (loss)	(10,471)	(1,130)	1,781
Preferred stock dividends	—	—	(318)

Earnings available to common shareholders	$(10,471)	$(1,130)	$1,463

See accompanying notes to condensed financial statements

Schedule II – Condensed Financial Information of Registrant – (continued)

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31
	2003	2002	2001
Operating Activities
Net income (loss)	$(10,471)	$(1,130)	$1,780
Change in income taxes	(318)	(1,481)	—
Depreciation and amortization	2,078	1,391	801
Equity in earnings of subsidiaries	7,080	(599)	(2,527)
Dividends	—	—	2,100
Net realized investment gains (losses)	(63)	1,001	1,310
Other	(1,269)	633	(355)

Net cash provided (used) by operating activities	(2,963)	(185)	3,109
Investing Activities
Investments, net	(258)	(18)	(321)
Capital contribution to Standard Life	(5,000)	(15,000)	—
Purchase of HomeMed Channel, Inc.	—	(1,025)	—
Purchase of MyDoc.com	(145)	—	—
Purchase of PCA	—	(190)	—
Purchase of property and equipment, net	(522)	(777)	(12,250)

Net cash used by investing activities	(5,925)	(17,010)	(12,571)
Financing Activities
Borrowings	26,915	200	26,218
Borrowings from affiliates	(27)	25,321	2,534
Repayments of notes payable and preferred stock	(19,378)	(6,942)	(18,930)
Issuance of common stock and warrants	33	(33)	(8)
Purchase of common stock for treasury	—	(82)	—
Dividends on preferred stock	—	—	(318)

Net cash provided (used) by financing activities	7,543	18,464	9,496

Net increase (decrease) in cash and cash equivalents	(1,345)	1,269	34
Cash and cash equivalents at beginning of year	1,608	339	305

Cash and cash equivalents at end of year	$263	$1,608	$339

See accompanying notes to condensed financial statements

Schedule II—Condensed Financial Information of Registrant (continued)

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2003

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

     Standard Management did not receive any dividends from its subsidiaries in 2003 and 2002. We received $1.6 million of dividends from subsidiaries in 2001.

3.	Amounts due to subsidiaries

     We have $26.0 million of outstanding affiliated borrowings at December 31, 2003, pursuant to a $30 million Revolving Line of Credit Agreement between Standard Management Financial Corporation and the Company. Borrowings under the Revolving Line of Credit Agreement may be used for general corporate purposes and to repay outstanding debt. The outstanding balance bears interest equal to the prime rate and interest payments are payable quarterly.

Schedule IV — Reinsurance

STANDARD MANAGEMENT CORPORATION

Years Ended December 31, 2003, 2002 and 2001
(Dollars in Thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other		Assumed
	Amount	Companies	Companies	Net Amount	to Net
Year Ended December 31, 2003
Life insurance in force	$1,054,341	$475,704	$67,684	$646,321	10.47%

Premiums:
Life insurance and annuities	$10,001	$4,040	$706	$6,667
Accident and health insurance	12	9	—	3
Supplementary contract and other funds on deposit	2,259	—	—	2,259

Total premiums	$12,272	$4,049	$706	$8,929

Year Ended December 31, 2002
Life insurance in force	$1,089,067	$543,782	$73,145	$618,430	11.83%

Premiums:
Life insurance and annuities	$10,079	$2,946	$785	$7,918
Accident and health insurance	13	10	—	3
Supplementary contract and other funds on deposit	1,270	—	—	1,270

Total premiums	$11,362	$2,956	$785	$9,191

Year Ended December 31, 2001
Life insurance in force	$1,309,989	$647,053	$81,633	$744,569	10.96%

Premiums:
Life insurance and annuities	$11,912	$4,381	$796	$8,327
Accident and health insurance	370	10	—	360
Supplementary contract and other funds on deposit	789	—	—	789

Total premiums	$13,071	$4,391	$796	$9,476