Form 10-Q
period 2004-03-31
STANDARD MANAGEMENT CORP
filed 2004-05-17
CIK 853971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20882

Standard Management Corporation

(Exact name of registrant as specified in its charter)

Indiana	No. 35-1773567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10689 N. Pennsylvania Street, Indianapolis, Indiana	46280
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2004, the Registrant had 8,114,446 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31	December 31
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities, at fair value (amortized cost $1,672,315 in 2004 and $1,638,048 in 2003)	$1,712,119	$1,644,837
Mortgage loans on real estate	3,925	3,937
Policy loans	11,981	12,308
Real estate	1,013	943
Equity-indexed call options	15,293	19,711
Other invested assets	2,730	590
Short-term investments	589	2,690

Total investments	1,747,650	1,685,016
Cash and cash equivalents	17,027	17,296
Accrued investment income	16,513	17,002
Amounts due and recoverable from reinsurers	35,741	36,277
Deferred policy acquisition costs	158,373	166,411
Present value of future profits	11,517	16,508
Goodwill and intangibles	12,403	10,961
Property and equipment (less accumulated depreciation of $5,713 in 2004 and $5,286 in 2003)	12,532	12,770
Federal income tax recoverable	5,359	6,429
Other assets	8,003	5,201

Total assets	$2,025,118	$1,973,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,861,518	$1,841,545
Accounts payable and accrued expenses	16,938	7,217
Obligations under capital lease	416	551
Mortgage payable	6,750	6,795
Notes payable	24,908	21,000
Deferred income taxes	9,768	3,616
Payable to subsidiary trust issuer of “company-obligated trust preferred securities”	20,700	20,700

Total liabilities	1,940,998	1,901,424

Shareholders Equity:
Common stock and additional paid in capital, no par value:
Authorized 20,000,000 shares; issued 9,629,524 in 2004 and 9,629,167 in 2003	68,078	68,078
Treasury stock, at cost, 1,515,078 shares in 2004 and 2003	(7,671)	(7,671)
Accumulated other comprehensive income	16,142	2,702
Retained earnings	7,571	9,338

Total shareholders’ equity	84,120	72,447

Total liabilities and shareholders’ equity	$2,025,118	$1,973,871

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31
	2004	2003
Revenues:
Premium income	$2,535	$1,877
Net investment income	21,470	21,146
Call option income (loss)	1,198	(3,098)
Net realized investment gain	97	9,927
Policy income	3,374	2,233
Sales of goods	1,651	692
Fees and other income	109	349

Total revenues	30,434	33,126
Benefits and expenses:
Benefits and claims	2,335	2,354
Interest credited to interest-sensitive annuities and other financial products	15,203	11,651
Amortization	5,392	3,583
Amortization – sales inducements	337	441
Amortization – net realized investment gains	521	5,855
Other operating expenses	5,410	4,370
Cost of goods sold	1,641	800
Interest expense and financing costs	1,017	1,025

Total benefits and expenses	31,856	30,079
Income (loss) before federal income tax expense	(1,422)	3,047
Federal income tax expense	345	1,037

Net income (loss)	$(1,767)	$2,010

Earnings per share:
Basic	$(.22)	$.26
Diluted	(.22)	.25

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

		Common stock and		Accumulated other
		additional paid in	Treasury	comprehensive	Retained
	Total	capital	stock	income (loss)	earnings
Balance at January 1, 2003	$87,734	$63,857	$(7,671)	$11,739	$19,809
Comprehensive loss:
Net income	2,010	—	—	—	2,010
Other comprehensive income:
Change in unrealized loss on securities, net of tax benefit of $(591)	(1,374)	—	—	(1,374)	—

Other comprehensive loss	(1,374)
Comprehensive income	636	—	—	—	—
Issuance of common stock and warrants	4,001	4,001	—	—	—

Balance at March 31, 2003	$92,371	$67,858	$(7,671)	$10,365	$21,819

Balance at January 1, 2004	$72,447	$68,078	$(7,671)	$2,702	$9,338
Comprehensive income:
Net loss	(1,767)	—	—	—	(1,767)
Other comprehensive income:
Change in unrealized gain on securities, net of tax of $6,725	13,440	—	—	13,440	--
Other comprehensive income	13,440	—	—	—	--
Comprehensive income	12,388	—	—	—	--

Balance at March 31, 2004	$84,120	$68,078	$(7,671)	$16,142	$7,571

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Three Months Ended
	March 31
	2004	2003
Operating Activities
Net income (loss)	$(1,767)	$2,010
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	6,250	9,879
Deferral of acquisition costs	10,404	(14,555)
Federal income taxes	(726)	(1,408)
Depreciation and amortization	458	433
Insurance policy liabilities	24,946	16,841
Net realized investment gains	(97)	(9,927)
Accrued investment income	489	2,130
Other	3,959	(44)

Net cash provided by operating activities	43,916	5,359

Investing Activities
Fixed maturity securities available for sale:
Purchases	(275,890)	(621,939)
Sales	204,464	459,713
Maturities, calls and redemptions	37,524	59,965
Short-term investments, net	(8,545)	(237)
Purchase of assets from Alliance Center, Inc. (dba Apothecary Solutions)	836	—
Other investments, net	(195)	5

Net cash used by investing activities	(41,806)	(102,493)

Financing Activities
Borrowings	3,300	244
Repayments of notes payable and preferred stock	(44)	—
Premiums received on interest-sensitive and other financial products credited to policyholder account balances, net of premiums ceded	58,102	123,687
Return of policyholder account balances on interest-sensitive annuities and other financial products	(63,737)	(53,414)
Issuance of common stock and warrants	—	2

Net cash provided (used) by financing activities	(2,379)	70,519

Net decrease in cash	(269)	(26,615)
Cash and cash equivalents at beginning of year	17,296	60,197

Cash and cash equivalents at end of year	$17,027	$33,582

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The following notes should be read along with the notes to the consolidated financial statements included in the Form 10-K for the year ended December 31, 2003 of Standard Management Corporation (“we”, “our”, “us”, “Standard Management” or the “Company”).

     Standard Management is a holding company that a) distributes pharmaceutical products and services through its health subsidiary and b) develops, markets and/or administers annuity and life insurance products through its insurance subsidiaries.

Note 1 — Basis of Presentation

     Our unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly Standard Management’s financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We have also reclassified certain amounts from the prior periods to conform to the 2004 presentation. These reclassifications have no effect on net income or shareholders’ equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

     Effective February 6, 2004, our wholly owned subsidiary, Apothecary Solutions Corporation (“Apothecary Solutions”), acquired certain assets of Alliance Center, Inc. Apothecary Solutions is an institutional pharmacy. The purchase price was $3.7 million, and additional contingent consideration of up to $175,000 may be paid, based on a percentage of outstanding accounts receivable collected. The purchase was accounted for under the purchase method of accounting and resulted in recognizing a preliminary goodwill and intangibles amount of $1.8 million. Under purchase accounting, we allocated the total purchase price of the assets and liabilities acquired, based on a determination of the fair values, and recorded the excess of acquisition cost over net assets acquired as goodwill.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 — Mortgage Payable, Notes Payable and Trust Preferred Securities

     Our mortgage payable, notes payable and trust preferred securities were as follows (dollars in thousands):

	Interest	March 31	December 31
	Rate (1)	2004	2003
Mortgage payable	7.326%	$6,750	$6,795

Notes payable:
Senior secured credit agreement	5.92%	20,000	20,000
Promissory notes	2.52%	1,608	1,000
Convertible notes	7.00%	3,300	—

		$24,908	$21,000

Trust preferred securities	10.25%	$20,700	$20,700

(1)	Current weighted average rate at March 31, 2004.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 was effective for the first quarter of 2004. Our only VIE relates to our trust preferred securities. Under FIN 46, we are required to deconsolidate the wholly owned trust related to the trust preferred securities because it was a VIE in which we are not considered to be the primary beneficiary. The subsidiary trust was formed to issue preferred securities and, in turn, purchase a like kind amount of subordinated debt from its parent company, which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trust was shown as a liability and the related interest distributions will continue to be shown as interest expense in our financial statements. The adoption had no impact on our results of operations. We adopted FIN 46 on January 1, 2004 with prior periods reclassified in the consolidated financial statements.

Note 3 — Net Unrealized Gain on Securities Available for Sale

     The components of the net unrealized gain on securities available for sale in shareholders’ equity are summarized as follows (dollars in thousands):

	March 31	December 31
	2004	2003
Fair value of securities available for sale	$1,712,119	$1,644,837
Amortized cost of securities available for sale	1,672,315	1,638,048

Gross unrealized gain on securities available for sale	39,804	6,789
Adjustments for:
Deferred policy acquisition costs	(9,577)	(1,313)
Present value of future profits	(5,752)	(1,114)
Deferred federal income tax benefits	(8,237)	(1,512)
Other	(96)	(148)

Net unrealized gain on securities available for sale	$16,142	$2,702

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 — Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	Three Months Ended
	March 31
	2004	2003
Income (loss):
Net income (loss) – basic and diluted earnings per share	$(1,767)	$2,010

Shares:
Weighted average shares outstanding for basic earnings per share	8,114,443	7,870,298
Effect of dilutive securities:
Stock options	—	5,307
Stock warrants	—	24,433

Dilutive potential common shares	—	29,740

Weighted average shares outstanding for diluted earnings per share	8,114,443	7,900,038

Note 5 — Stock Option Plan

     During the three months ended March 31, 2004, under our 2002 Stock Incentive Plan we granted options to purchase 20,000 shares of common stock at a weighted average exercise price of $4.00 per share.

     SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued in December 2002. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosure in both annual and interim financial statements. Adoption of SFAS No. 148 did not impact our financial position or results of operation. SFAS No. 123, as amended by SFAS No. 148, allows companies to either expense the estimated fair value of stock options or to continue their current practice and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, would result in pro forma net income and pro forma earnings per share of the following for the three months ended March 31 (in thousands, except per share amounts):

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 — Stock Option Plan (continued)

	Three Months Ended
	March 31
	2004	2003
Reported net income (loss)	$(1,767)	$2,010
Add: Stock-based employee compensation expense included in reported net income	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all grants.	(85)	(162)
Pro forma net income (loss)	$(1,852)	$1,848

Earnings per share:
Basic — as reported	$(.22)	$.26
Basic — pro forma	(.23)	.23
Diluted — as reported	(.22)	.25
Diluted — pro forma	(.23)	.23

Note 6 — Subsequent Events

     Effective April 1, 2004, we sold Medical Care & Outcomes, LLC back to its original owners. We recognized a loss on the sale of Medical Care & Outcomes, LLC of $964,000 effective in the first quarter of 2004 in the U.S. Health Services segment.

     On April 19, 2004, we entered into a non-binding letter of intent with an unaffiliated third party providing for the sale of our principal financial services subsidiary Standard Life Insurance Company of Indiana, including its subsidiary Dixie National Life Insurance Company. Consummation of the proposed sale is subject to the satisfactory completion of due diligence by the proposed buyers, the receipt by us of an opinion from our financial advisor that the proposed consideration is fair to us from a financial point of view, the negotiation and execution of a mutually satisfactory definitive stock purchase agreement and a number of additional conditions, including the approval of our shareholders, the consent of the holders of our outstanding trust preferred securities to amendments to the governing instruments of such securities, the receipt of various regulatory approvals and other customary closing conditions.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

     On April 19, 2004, we entered into a non-binding letter of intent with an unaffiliated third party providing for the sale of our principal financial services subsidiary Standard Life Insurance Company of Indiana, including its subsidiary Dixie National Life Insurance Company. Consummation of the proposed sale is subject to the satisfactory completion of due diligence by the proposed buyers, the receipt by us of an opinion from our financial advisor that the proposed consideration is fair to us from a financial point of view, the negotiation and execution of a mutually satisfactory definitive stock purchase agreement and a number of additional conditions, including the approval of our shareholders, the consent of the holders of our outstanding trust preferred securities to amendments to the governing instruments of such securities, the receipt of various regulatory approvals and other customary closing conditions.

     There can be no assurance that a definitive agreement will be entered into with the proposed buyers, that our shareholders will approve the proposed transaction or that any of the other conditions necessary to consummate the proposed sale will be satisfied. If the sale is consummated, however, it is the intention of management to exit the financial services business altogether and focus the Company’s operations exclusively on our more growth oriented health services business. This would represent a fundamental shift in the nature of our business. Historically, almost all of our revenue has come from our financial services business. During fiscal 2003, Standard Life accounted for approximately 98% of our total revenues. We only entered the health services segment in 2002 and since that time, this business segment has generated substantial net losses and very little revenue, primarily due to its nature as a start-up operation. Management believes, however, that the more growth oriented health services business provides a better opportunity to increase shareholder value over the long-term than the more mature financial services business. If the proposed sale is consummated our business without the financial services segment would, for a time, have less cash flow from operations, since our financial services business presently accounts for substantially all cash flow from operations. However, we anticipate that any sale will produce substantial cash proceeds and management intends to utilize a significant (but not yet determined) portion of the net cash proceeds from such sale for the expansion of our health services business and anticipate that such amount will be sufficient to satisfy our liquidity needs for at least the next 24 to 36 months. Management also intends to use the proceeds of a sale to fully repay our senior secured credit agreement.

     In the event the transaction is not consummated, we will consider a number of alternatives available to us including, without limitation, seeking another buyer for our financial services business, or continuing our business as it currently exists and seeking additional capital through the public or private equity or debt markets.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

General

     The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2003, should be read in conjunction with this Form 10-Q.

Comparison of the Three Month Period Ended March 31, 2004 and March 31, 2003:

The following table summarizes the results of our operations (dollars in thousands):

	Three Months Ended
	March 31
	2004	2003
Income (loss) before federal income tax expense	$(1,422)	$3,047
Federal income tax expense	345	1,037

Net income (loss)	(1,767)	2,010

Consolidated Results and Analysis:

     Net loss for the 2004 quarter was $1.8 million compared to net income of $2.0 million for the 2003 quarter.

Financial Services:

     Net income for the 2004 quarter was $1.2 million compared to $3.0 million for the 2003 quarter. The 2004 quarter recognized net realized gains (net of amortization) of $.5 million and improved spread income of $.2 million. The 2003 quarter recognized net realized gains (net of amortization) of $4.1 million, which is the primary reason for the decrease in net income for the 2004 quarter when compared to the 2003 quarter.

Health Services:

     Net loss for the 2004 quarter was $2.6 million compared to a $.6 million net loss for the 2003 quarter. The 2004 quarter included expenses associated with the continued development of this segment’s operating platform of $.6 million, net realized loss of $1.0 million, amortization of intangible assets of $.1 million, and a deferred tax valuation allowance of $.6 million. Comparatively, the 2003 quarter included tax benefits of $.3 million.

Other Services:

     Net loss for the 2004 quarter was $.3 million compared to a $.5 million net loss for the 2003 quarter.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Financial Services:

	Three Months Ended
	March 31
	2004	2003
	(Dollars in thousands)
Premiums and Deposits Collected:
Deferred annuities	$12,307	$49,275
Equity-indexed annuities	23,527	36,891
Single premium immediate annuities and other deposits	35,984	38,509
Universal and interest-sensitive life	133	152

Subtotal — interest-sensitive and other financial products premium deposits	71,951	124,827
Traditional life	2,535	1,877

Total premiums and deposits collected	$74,486	$126,704

Statement of Operations:
Revenues:
Premium income	$2,535	$1,877
Policy income	3,374	2,233
Net investment income	21,438	21,143
Net investment income – affiliated	54	58
Call option gain (loss)	1,198	(3,098)
Fees and other income	101	122
Net realized investment gain	1,061	9,928

Total revenues	29,761	32,263
Benefits and expenses:
Benefits and claims	2,290	2,354
Interest credited to interest-sensitive annuities and other financial products	15,203	11,651
Amortization	5,392	3,583
Amortization – sales inducements	337	441
Amortization – net realized investment gains	521	5,855
Operating expenses	2,408	1,978
Operating expenses-affiliated	1,456	1,364
Interest expense and financing costs – affiliated.	404	423

Total benefits and expenses	28,011	27,649

Income before federal income tax expense	1,750	4,614
Federal income tax expense	595	1,568

Net income	$1,155	$3,046

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

     Earnings from products accounted for as insurance policy liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the “investment spread”. Our investment spread is summarized as follows for the quarter ended March 31:

	2004	2003
Net investment yield on invested assets	5.05%	5.82%
Weighted average effective crediting rate	3.28	4.08

Investment Spread	1.77	1.74

     The weighted average effective credited rate represents interest on interest-sensitive liabilities, including equity-indexed annuities, offset by gains on call option assets used to hedge equity-indexed annuity liabilities.

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

•	Premium deposits for interest-sensitive and other financial products for the first quarter of 2004 decreased $52.9 million or 42%, to $72.0 million, compared to the first quarter of 2003. Deferred annuities decreased $37.0 million or 75%, to $12.3 million. Deposits from equity-indexed annuities decreased $13.4 million or 36%, to $23.5 million. Single premium immediate annuities decreased $2.5 million or 7%, to $36.0 million. Premium deposits decreased in 2004 due to management actions to preserve spread income in response to market conditions. Management actions included reducing crediting rates, lowering agent commissions, and temporarily suspending sales of selected products.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

•	Premium income for the first quarter of 2004 increased by $.7 million or 35%, to $2.5 million compared to the first quarter of 2003, as a result of increased deposits from supplemental contracts with life contingencies.

Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned on terminated universal life and annuity policies.

•	Policy income for the first quarter of 2004 increased $1.1 million or 51%, to $3.4 million compared to the first quarter of 2003. Policy income increased due to an expected increase in surrenders in response to management actions taken to reduce crediting rates on some of our deferred annuity and equity-indexed products. The increase in annuity surrenders generates greater surrender income from early termination charges associated with these products.

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

•	Net investment income for the first quarter of 2004 increased by $.3 million or 1%, to $21.4 million compared to the first quarter of 2003. Net investment income increased as a result of a $228.4 million, or 15.8%, increase in the weighted average invested assets for the period which was mostly offset by a decline in the net investment yield earned on average invested assets to 5.05% for the first quarter of 2004, compared to 5.82% for the first quarter of 2003. The decline in net investment yield is due primarily to the timing of investing new premium deposits in assets which currently earn lower yields than the portfolio yield.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Net investment income — affiliated includes interest earned on real estate investments with Other Services.

Call option income relates to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuates from period to period and is substantially offset by amounts credited to policyholder account balances.

•	Call option income for the first quarter of 2004 increased to $1.2 million compared to call option losses of $3.1 million for the first quarter of 2003. The call option income increase resulted from changes in the market value of our call options due to changes in the S&P 500 Index and the DJIA Index.

Fees and other income consist of fee income related to servicing unaffiliated blocks of business and experience refunds.

•	Fees and other income was $.1 million in 2004 and 2003.

Net realized investment gain (loss) fluctuates from period to period and generally arises when securities are sold in response to changes in the investment environment. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the present value of future profits.

•	Net realized investment gain was $1.1 million in the first quarter of 2004, compared to $9.9 million in the first quarter of 2003. The decline was largely due to a strategy in 2003 to realize tax benefits from capital loss carryforwards.

•	Approximately 99.0% of our fixed maturity securities are classified as investment grade at March 31, 2004.

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

•	Benefits and claims for the first quarter of 2004 decreased $.1 million or 3%, to $2.3 million compared to the first quarter of 2003.

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

•	Interest credited in the first quarter of 2004 increased $3.6 million or 30%, to $15.2 million compared to the first quarter of 2003, of which $3.5 million related to equity-indexed annuity products and the remaining $11.7 million related to all other interest sensitive annuity and life insurance products. Interest credited increased $3.8 million due to the impact of improved equity market performance on equity products. In addition, interest credited increased $1.4 million due to a 16% increase in average interest sensitive liabilities of $239.4 million compared to the first quarter of 2003, partially offset by $1.6 million of reductions due to reduced crediting rates.

•	The weighted average credited rate on interest sensitive liabilities, including equity-indexed annuities, for the first quarter of 2004 and 2003 was 3.56% and 3.20%, respectively. The increase in average credited rate was due to the impact of improved equity market performance on equity-indexed annuity crediting rates. When offset by gains on call option assets used to hedge equity-indexed annuity liabilities, the “effective” crediting rates for 2004 and 2003 were 3.28% and 4.08%, respectively, a reduction of .80% from the prior period.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Amortization includes 1) amortization of deferred acquisition costs (“DAC”) related to capitalized costs of our insurance business sold and 2) amortization related to the present value of our policies purchased from our acquired insurance business.

•	Amortization for the first quarter of 2004 was $6.3 million, a decrease of $3.6 million or 37%, compared to the first quarter of 2003. This decrease primarily relates to a decrease in net realized gains of $9.0 million, which resulted in a decrease in amortization of $5.3 million related to those gains.

Operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

•	Other operating expenses for the first quarter of 2004 increased $.5 million or 26%, to $2.5 million compared to the first quarter of 2003.

Operating expenses — affiliated consist of general operating expenses, including rent and management fees paid to Standard Management and recorded in the Other Services segment.

•	Affiliated operating expenses was $1.5 million and $1.4 million in 2004 and 2003, respectively.

Interest expense and financing costs — affiliated represents interest expense incurred on the surplus debentures issued to Standard Management.

•	Affiliated interest expense and financing costs decreased 4% to $404,000. The decline in interest expense resulted from the decline in the prime rate compared to the first quarter of 2003.

•	The weighted average interest rate for the first quarter of 2004 and 2003 was 6.00% and 6.25%, respectively.

Federal income tax expense

•	Federal income tax expense decreased $1.0 million to $.6 million compared to the first quarter of 2003. The effective tax rate was 34% for the first quarter of 2004 and 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     Health Services:

	Three Months Ended
	March 31
	2004	2003
	(Dollars in thousands)
Statement of Operations:
Sales	$1,651	$692
Cost of goods sold	1,201	800

Total gross margin	450	(108)
Salaries	1,106	363
Other operating expenses	744	291
Other operating expenses – affiliated	23	—
Depreciation and amortization	216	71
Interest expense and financing costs.	14	8
Net realized investment loss	964	—

Total expenses	3,067	733
Loss before income taxes	(2,617)	(841)
Federal income tax benefit	—	(286)

Net loss	$(2,617)	$(555)

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

Sales

•	Sales for the first quarter of 2004 increased by $1.0 million or 138% to $1.7 million compared to the first quarter of 2003, primarily related to the acquisition of Apothecary Solutions.

Salaries

•	Total salaries for the first quarter of 2004 increased by $.7 million or 205% to $1.1 million compared to the first quarter of 2003, due to the additional salary expense associated with the acquisition of Apothecary Solutions and the continued development of the Health Services segment’s operating platform and infrastructure.

Other Operating Expenses

•	Operating expenses for the first quarter of 2004 increased by $.5 million or 156% to $.7 million compared to the first quarter of 2003, due to the acquisition of Apothecary Solutions and the marketing costs associated with the continued development of the Health Services segment’s operating platform and infrastructure, as well as ongoing concentrated marketing initiatives since its organization in 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Federal income tax benefit

•	Federal income tax benefit decreased by $.3 million to zero, compared to the first quarter of 2003 due to a 100% valuation allowance on the net loss for 2004.

Net realized loss on investment

•	Net realized loss on investment for the first quarter of 2004 increased by $1.0 million compared to the first quarter of 2003 as a result of our sale of Medical Care & Outcomes, LLC back to its original owners, as of April 1, 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Other Services:

	Three Months Ended
	March 31
	2004	2003
	(Dollars in thousands)
Statement of Operations:
Operating income – affiliated	$1,479	$1,364
Interest income – affiliated	404	422
Fees and other income (loss)	(32)	(73)

Total revenues	1,851	1,713
Net investment expenses – affiliated	54	58
Other operating expenses	1,348	1,440
Interest expense and financing costs	1,004	1,017

Total expenses	2,406	2,515
Loss before income taxes	(555)	(802)
Federal income tax benefit	(250)	(321)

Net loss	$(305)	$(481)

General: Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs.

Operating income — affiliated consists of income from the Financial Services segment related to management fees and rental income.

•	Operating income — affiliated increased $.1 million or .1%, to $1.5 million compared to the first quarter of 2003 due to increased rental income.

Interest income — affiliated consists of interest income from the Financial Services segment related to the surplus debentures issued by Standard Management.

•	Interest income — affiliated was $.4 million in 2004 and 2003.

Net investment expenses — affiliated represent interest expense paid to the Financial Services segment.

Other operating expenses consist of corporate operating expenses, including salaries.

•	Other operating expenses decreased $.1 million or 13%, to $1.3 million compared to the first quarter of 2003.

Interest expense and financing costs represents interest expense incurred and the amortization of debt issuance costs.

•	Interest expense and financing costs was $1.0 million in 2004 and 2003.

Federal income tax benefit

•	Federal income tax benefit was $.3 million in 2004 and 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

     Standard Management is a financial and health services holding company whose liquidity requirements are met through payments received from our subsidiaries. These payments include 1) surplus debenture interest, 2) dividends, 3) management fees, 4) equipment rental fees, 5) lease income and 6) allocation of taxes through a tax sharing agreement. All of these payments in the Financial Services segment are subject to restrictions under applicable insurance laws and are used to pay our operating expenses and meet our debt service obligations. These internal sources of liquidity have been supplemented in the past by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets.

Potential Cash Available for 2004

     We anticipate that available cash from our existing working capital, surplus debenture interest, dividends, management fees, equipment rental fees, lease income and tax sharing payments will be adequate to meet our anticipated parent company cash requirements for 2004. The following describes our potential sources of cash in 2004.

     Surplus Debenture Interest: We loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements (“Surplus Debentures”), which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. We currently anticipate that these quarterly approvals will be granted. Assuming the approvals are granted and the December 31, 2003 interest rate of 6.00% continues, we expect to receive interest income of $1.6 million from the Surplus Debentures in 2004.

     Dividends paid from Standard Life are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner of the Indiana Department of Insurance, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2003, we did not receive dividends from our insurance subsidiaries. In 2004, we could receive dividends of approximately $1.9 million from Standard Life, without regulatory approval and an additional $8.5 million with regulatory approval. Any dividends we might receive from U.S. Health Services are not limited by any regulatory authority, although we do not expect that we will receive any dividends from U.S. Health Services during 2004 as we continue to incur losses in the Health Services segment as we continue to develop its operating platform and infrastructure.

     Management Fees: Pursuant to a management services agreement, Standard Life paid $3.6 million during 2003 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $.7 million in 2003 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2004, we expect to receive management fees of $3.6 million from Standard Life.

     Equipment Rental Fees: In 2003, we charged subsidiaries $1.1 million for the use of our equipment. In 2004, we expect to receive $1.1 million of equipment rental fees from Standard Life.

     Lease Income: Effective January 1, 2002, we entered into a lease agreement with Standard Life whereby Standard Life leases approximately 43,000 square feet of our corporate headquarters in Indianapolis. During 2003, we received approximately $.8 million in lease income from Standard Life and we expect to receive the same amount in 2004. Also associated with this lease, Standard Life is responsible for its share of building maintenance expenses. During 2003, we were reimbursed $.7 million in maintenance expenses for 2003 and 2002. We expect to be reimbursed $.3 million in maintenance expense in 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Estimated Cash Required in 2004

     The following are the characteristics of our mortgage payable, notes payable and trust preferred securities, including estimated required payments in 2004.

     Mortgage Payable:

     The following are characteristics of our mortgage payable agreement at March 31, 2004:

•	outstanding balance of $6.8 million;

•	weighted average interest rate of 7.33% per annum;

•	principal and interest payments: $57,000 per month through December 2011;

•	interest payments required in 2004 based on current balances will be $.5 million;

•	note may be prepaid on or before January, 2005 at 105% and declining to 101% after December 2008.

     Notes Payable:

     The following are characteristics of our promissory notes at March 31, 2004:

•	outstanding balance of $1.6 million;

•	interest rate of 2.52% per annum;

     The following are characteristics of our senior secured credit agreement at March 31, 2004:

•	outstanding balance of $20 million;

•	weighted average interest rate of 5.92% per annum;

•	principal payments: $1.5 million to be paid in 2004, $2.0 million to be paid in 2005, $2.1 million to be paid in 2006, and $2.2 million to be paid in 2007. The remaining principal payment of $12.2 million due in 2008.

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2004 based on current balances will be $1.2 million.

     The following are characteristics of our convertible notes at March 31, 2004:

•	outstanding balance of $3.3 million;

•	interest rate of 7% per annum;

•	interest payments required in 2004 based on current balances will be $.1 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     Trust Preferred Securities: These securities represent an undivided beneficial interest in the assets of SMAN Capital Trust I, a Delaware business trust organized to purchase our junior subordinated debentures and issue preferred securities. The assets of the Trust consist solely of the debentures, which were purchased by the Trust with the proceeds of the offering. On August 9, 2001, the Trust completed a public offering of $20.7 million of its 10.25% preferred securities. The Trust used the proceeds of this offering to purchase our 10.25% junior subordinated debentures.

     The following are characteristics of our trust preferred securities at March 31, 2004:

•	outstanding balance of $20.7 million;

•	annual distribution rate of 10.25%; distributions may be deferred up to 20 consecutive quarters;

•	matures August 9, 2031;

•	may be redeemed on or after August 9, 2006 at $10 per security plus accumulated and unpaid distributions;

•	distributions required in 2004 based on current balances will be $2.1 million;

•	distributions are classified as interest expense.

     General: On a consolidated basis we reported net cash provided by operations of $43.9 million and $5.4 million for the first quarter of 2004 and 2003, respectively. At April 1, 2004, we had “parent company only” cash and short-term investments of $1.2 million that are available for general corporate purposes. Annual parent company operating expenses (not including interest expense) were $5.5 million for 2003 and 2002, respectively.

     Contractual Obligations: During the first quarter of 2004, there were no significant changes in our reported payments due under contractual obligations at December 31, 2003.

     Off-Balance Sheet Arrangements: We have no off-balance sheet arrangements.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

     Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners as modified by the Indiana Department of Insurance, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses and in 2003, none of our products cause a statutory loss in the year written. Our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions with funds generated through our debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2004. As of March 31, 2004, Standard Life had statutory capital and surplus for regulatory purposes of $63.2 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life was $4.9 million for the first quarter of 2004 and $48.7 million for the first quarter of 2003. The decrease is primarily due to a decline in annuity premium deposits. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

     We believe that the operational cash flow of our Health Services segment will not be sufficient to meet our anticipated operational needs for 2004. Therefore, this segment is expected to continue to fund its cash needs through internal and external borrowings and capital contributions from Standard Management. As of March 31, 2004, our Health Services subsidiary had equity of $(3.9) million.

Forward-looking Statements

     All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our ability to consummate the sale of Standard Life, our ability to pay interest on the debentures (and of the Trust to make the corresponding distributions on the preferred securities) following a sale of Standard Life, the prospects of our company after a sale of Standard Life when operating only in the health services segment. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

•	Our ability to consummate the sale of Standard Life.

•	Our ability to successfully operate a health services business with limited industry experience.

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to sell products, the market value of our investments and the lapse rate and profitability of our policies.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Mortality, morbidity and other factors which may affect the profitability of our insurance products.

•	Changes in the federal income tax laws and regulation which may affect the relative tax advantages of some of our products.

•	Increasing competition in the sale of our products.

•	Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products.

•	The availability and terms of future acquisitions and our ability to identify, acquire and successfully integrate acquisitions in the health services segment.

•	The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

•	Increasing competition in the sale of our products.

•	Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products.

•	The availability and terms of future acquisitions, including our ability to integrate any acquired companies.

•	The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations in our Form 10-K for the year ended December 31, 2003. There have been no material changes in 2004 to these risks or the management of these risks.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of March 31, 2004 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On February 19, 2004, we sold $3.3 million of our 7% convertible notes due 2009 to 27 accredited investors. As part of the sale of these securities, we paid selling commissions of $231,000. The notes are convertible at a price equal to $7.00 per share. The sale of these securities were made pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     None.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004

STANDARD MANAGEMENT CORPORATION (Registrant)
By:	/s/ RONALD D. HUNTER
Ronald D. Hunter
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ GERALD R. HOCHGESANG
Gerald R. Hochgesang
Senior Vice President and Treasurer (Chief Accounting Officer)