Form 10-K/A
period 2003-12-31
STANDARD MANAGEMENT CORP
filed 2004-05-21
CIK 853971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
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

     Single Premium Immediate Annuities and Supplementary Contracts. Standard Life’s currently marketed deferred annuity and equity indexed annuity products offer policyholders the right to exchange their deferred annuity contract for a supplementary contract which provides a guaranteed stream of benefit payments for a fixed period and/or until the death of the annuitant. These supplementary contracts have characteristics similar to single premium immediate annuities. As of December 31, 2003, Standard Life had 6,091 single premium immediate annuity contracts in force and 1,060 supplementary contracts in force arising from currently marketed annuity products.

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

Investments

     Investment activities are an integral part of our business as the investment income of our insurance subsidiaries is a significant part of total revenues. Profitability is significantly affected by spreads between interest earned on invested assets and rates credited on insurance liabilities. The weighted average net yield of our investment portfolio during 2003 was 5.34%.

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

     Approximately 50% of our fixed maturity securities at December 31, 2003 are comprised of mortgage-backed securities that include collateralized mortgage obligations and mortgage-backed pass-through securities. Approximately 13% of the book value of mortgage-backed securities in our portfolio are backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest and 72% are backed by an agency of the U.S. government (although not by the full faith and credit of the U.S. government). In rising interest rate environments, prepayments on mortgage-backed securities will slow and result in duration extension. In anticipation of rising interest rates in 2004 and beyond, during 2003 we repositioned its mortgage-backed portfolio by selling agency guaranteed mortgage-backed securities and investing in more tightly structured securities including agency backed planned amortization class collateralized mortgage obligations and commercial mortgage-backed securities. As a result, agency mortgage-backed pass-through securities were reduced from $432.0 million or 68% of mortgage-backed securities at December 31, 2002 to $273.8 million or 33% of mortgage-backed securities at December 31, 2003.

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

     Insurance policy liabilities for deferred annuities and universal life policies are equal to the full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with credited interest rates ranging from 3.0% to 7.5% in 2003 and 3.0% to 11.5% in 2002.

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

Health Services Segment

General

     Established in 2002, U.S. Health Services Corporation is deploying a national health services distribution platform. U.S. Health Services vertically integrates pharmaceutical care with the delivery of healthcare services principally in the sub-acute, institutional segment of the healthcare market; for example, skilled nursing facilities, assisted living facilities and correctional facilities. In addition U.S. Health Services, through its subsidiaries and operating units, acts as a wholesale drug distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. Through long-term service contracts, we seek to reduce revenue volatility and create additional opportunities to introduce other, complimentary healthcare products and services.

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

     We lease 10,000 square feet of space located at 2525 North Shadeland, Indianapolis, Indiana for warehouse purposes. The lease expires on September 30, 2004.

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

	Year Ended December 31
	2003	2002	2001	2000	1999
STATEMENT OF INCOME DATA:
Premium income	$8,929	$9,173	$9,419	$9,433	$10,281
Investment activity:
Net investment income	83,009	75,839	58,539	50,278	43,167
Call option gain (loss)	11,951	(10,089)	(5,906)	(7,603)	1,209
Net realized investment gain (loss)	17,876	(19,841)	(10,351)	(4,492)	78
Total revenues	132,647	66,431	66,770	61,800	65,768
Interest expense and financing costs	4,474	4,351	3,492	3,416	3,385
Total benefit and expenses	143,470	83,756	66,361	58,524	59,636
Income (loss) before income taxes, extraordinary loss, gain on sale of discontinued operations and cumulative effect of accounting change	(10,823)	(17,325)	409	3,276
Gain (loss) on sale of discontinued operations	(275)	6,872	—	—	6,132
Cumulative effect of accounting change for goodwill impairment	—	(1,212)	—	—	—
Net income (loss) from continuing operations	(10,196)	(9,070)	214	3,189	4,006
Net income (loss)	(10,471)	(1,130)	1,780	5,267	5,272
PER SHARE DATA:
Net income (loss) from continuing operations, assuming dilution	(1.27)	(1.03)	.03	.41	.51
Net income (loss), assuming dilution	(1.30)	(.15)	.23	.66	.65
Book value per common share	8.93	11.17	9.30	8.34	6.85
Weighted average common shares outstanding, assuming dilution for continuing operations	8,031,749	7,623,690	7,765,378	7,733,917	7,813,694
Common shares outstanding	8,114,196	7,854,674	7,546,493	7,545,156	7,785,156
BALANCE SHEET DATA (at year end)
Invested assets	$1,685,016	$1,405,807	$952,754	$742,463	$637,321
Assets of discontinued operations	—	—	430,330	548,730	339,324
Total assets	1,973,871	1,715,147	1,613,653	1,470,457	1,150,977
Mortgage payable	6,795	6,757	6,900	—	—
Notes payable	21,000	13,000	19,100	31,500	34,500
Trust preferred securities	20,700	20,700	20,700	—	—
Preferred stock	—	—	—	6,530	6,530
Shareholders’ equity	72,447	87,734	70,189	62,899	53,360

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of section 27.4 of the Securities Exchange Act of 1934. The following discussion highlights the principal factors affecting the results of our operations and the significant changes in our balance sheet items on a consolidated basis for the periods listed, as well as liquidity and capital resources. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, related Notes and “Selected Historical Financial Data”.

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

Forward-looking Statements

     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained in this Annual Report on Form 10-K or any document incorporated by reference herein relative to markets for our products, trends in our operations or financial results, statements relating to our ability to consummate the proposed sale of Standard Life and the prospect for the company if such sale is consummated, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

•	Our ability to successfully operate a health services business with the limited industry experience (if the sale of Standard Life is consummated).

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to sell products, the market value of our investments and the lapse rate and profitability of our policies.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Mortality, morbidity and other factors which may affect the profitability of our insurance products.

•	Changes in the federal income tax laws and regulation which may affect the relative tax advantages of some of our products.

•	Increasing competition in the sale of our products.

•	Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products.

•	The availability and terms of future acquisitions.

•	The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

Overview

     We specialize in the sale of individual annuities. Under accounting principles generally accepted in the United States, or GAAP, premium collections for annuities are reported as insurance policy liabilities instead of as revenues. Sources of revenues for products accounted for as insurance policy liabilities are net investment income, surrender charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and call option income. Components of expenses for products accounted for as insurance policy liabilities are interest credited to account balances, amortization of deferred policy acquisition costs, and other operating costs and expenses.

     Earnings from products accounted for as insurance policy liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the “investment spread”. Our investment spread is summarized as follows for the year ended December 31:

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

     Accounting for Immediate Annuities. Immediate annuities with no life contingent payments, which comprise the majority of our immediate annuities in force and the majority of new immediate annuity sales, are accounted as investment contracts in accordance with SFAS No. 97. Revenues consist of investment income, and expenses consist of the interest credited to policies as well as operating costs for policy administration. An initial liability is established equal to the gross premium received. The interest credited rate is the rate, which equates this premium liability to the guaranteed payments. After issue, the liability changes by the amount of interest credits and benefit payments.

     Immediate annuities with payments contingent on the survival of the annuitant are accounted as limited-payment contracts in accordance with SFAS No. 60, with revenue recognition, expense recognition, and liabilities computed as described above for traditional life products.

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

Loss from Continuing Operations – 2003

     Net loss from continuing operations for 2003 was $10.2 million, or $1.27 per diluted share, compared to a loss of $7.9 million, or $1.02 per diluted share for 2002.

     Financial Services: Net loss for 2003 was $.2 million, compared to a $5.3 million net loss for 2002. The 2003 net loss included net realized investment gains of $7.9 million, charges of accelerated amortization of DAC of $5.2 million on fixed annuity products, reduced spread income of $2.6 million due to the decline in net investment income yield, which has declined faster than we were able to reduce credited rates on our in force business, and $.8 million associated with lower expense capitalization due to reduced new business writings. The loss for 2002 included net realized investment losses of $5.9 million, accelerated amortization of DAC of $5.1 million, reserve strengthening of $1.5 million, the write-off of an agency receivable balance of $.8 million, and tax benefits of $2.5 million.

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

Financial Services:

	2003	2002	2001
	(Dollars in thousands)
Premiums and deposits collected:
Deferred annuities	129,391	320,647	178,238
Equity-indexed annuities	125,302	126,743	67,159
Single premium immediate annuities and other deposits	165,797	151,525	76,435
Universal and interest-sensitive life	542	601	641

Subtotal – interest-sensitive and other financial products premium deposits	421,032	599,516	322,473

Traditional life	8,929	9,173	9,419
Total premiums and deposits collected	$429,961	$608,689	$331,892

Statement of Operations:
Premium income	$8,929	$9,173	$9,419
Policy income	10,839	8,084	7,721

Total policy related income	19,768	17,257	17,140
Net investment income	82,904	75,823	58,577
Net investment income – affiliated	220	253	250
Call option gain (loss)	11,951	(10,089)	(5,906)
Net realized investment gain (loss)	17,814	(18,835)	(9,041)
Fee and other income	336	742	1,011

Total revenues	132,993	65,151	62,031

Benefits and claims	12,942	9,938	12,478
Interest credited to interest sensitive annuities and other financial products	71,600	42,650	30,227
Amortization	33,917	10,622	5,084
Commission expense (income)	(3)	422	371
Operating expenses	8,407	6,717	6,231
Operating expenses – affiliated	5,454	4,854	4,700
Interest expense and financing costs - affiliated	1,675	1,800	2,464
Total benefits and expenses	133,992	77,003	61,555

Operating income (loss) before income taxes	(999)	(11,852)	476
Federal income tax expense (benefit)	(812)	(6,535)	(156)

Operating income (loss) after income taxes	(187)	(5,317)	632
Cumulative effect of accounting change for goodwill impairment	—	(1,212)	—

Net income (loss)	$(187)	$(6,529)	$632

	2003	2002	2001
	(Dollars in thousands)
Supplemental Information:
Number of annuity contracts in force	34,424	38,194	28,482

Interest-sensitive annuity and other financial product reserves, net of reinsurance ceded	$1,640,132	$1,422,628	$926,539

Number of life policies in force	44,348	50,791	53,005

Life insurance in force, net of reinsurance ceded	$646,320	$618,430	$744,569

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

•	Premium deposits for 2003 decreased $178.5 million or 30%, to $421.0 million. Deferred annuities decreased $191.3 million or 60%, to $129.3 million. Equity indexed annuities decreased $1.4 million or 1%, to $125.3 million. Single premium immediate annuities and other deposits increased $14.3 million or 9%, to $165.8 million. Premium deposits decreased in 2003 due to management actions to preserve spread income in response to market conditions. These actions included reducing crediting rates, lowering agent commissions, and temporarily suspending sales of selected products.

•	Premium deposits for 2002 increased $277.0 million or 86%, to $599.5 million. Deferred annuities increased $142.4 million or 80%, to $320.6 million. Equity indexed annuities increased $59.6 million or 89%, to $126.7 million. Single premium immediate annuities and other deposits increased $75.1 million or 98%, to $151.5 million. Premium deposits increased in 2002 due to an industry wide sales increase of 40% for fixed annuities and from Standard Life’s efforts to broaden its product offerings and expand its geographical diversification.

     Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

•	Premium income for 2003 decreased $.2 million or 3%, to $8.9 million. .

•	Premium income for 2002 decreased $.2 million or 3%, to $9.2 million.

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

     Call option gain (loss) relate to equity-indexed products that are hedged with call options to limit risk against unusually high crediting rates from favorable returns in the equity market. The market value of these options fluctuate from period to period and are substantially offset by amounts credited to policyholder account balances.

•	During 2003, call option gain increased by $22.0 million to $12.0 million.

•	During 2002, call option loss increased by $4.2 million or 71%, to $10.1 million.

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

•	Net realized investment gain for 2003 was $17.8 million. The majority of the gain was attributable to a strategy to realize tax benefits from capital loss carryforwards during 2003.

•	Net realized investment loss for 2002 was $18.8 million. The majority of the loss was attributable to the write-downs on the value of collateralized debt obligations due to increased default rates and securities in the energy and telecommunications sectors.

     We maintain a high quality investment portfolio with 99% and 97% of our fixed maturity securities classified as investment grade securities as of December 31, 2003 and 2002, respectively.

     Fee and other income consist of fee income related to servicing unaffiliated blocks of business and commission income.

•	During 2003, fee and other income decreased by $.4 million or 55% to $.3 million. This decrease results from the termination of a marketing and administration contract in 2002.

•	During 2002, fee and other income decreased by $.3 million or 27% to $.7 million. This decrease results from the termination of a marketing and administration contract in 2002.

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

•	Benefits and claims in 2003 increased by $3.0 million or 30%, to $13.0 million. Benefits and claims were higher in 2003 primarily due to increased death benefits of $.9 million, other benefits for our in-force life policies of $1.3 million and increased benefit payments for our supplemental contracts including life contingencies of $.8 million.

•	Benefits and claims in 2002 decreased by $2.5 million or 20%, to $9.9 million. This decrease includes the impact from favorable mortality of $.5 million compared to the 2001 period.

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

•	In 2003, interest credited increased $29.0 million to $71.6 million, of which $23.0 million related to equity indexed annuity products and the remaining $48.6 million related to all other interest sensitive annuity and life insurance products. Interest credited increased $22.0 million due to the impact of improved equity market performance on equity products. Interest credited increased $12.5 million due to a 33% increase in average interest sensitive liabilities of $381 million compared to 2002, partially offset by $5.5 million of reductions due to reduced crediting rates.

•	In 2002, interest credited increased $12.4 million or 41%, to $42.6 million due to a 48% increase in average interest sensitive liabilities of $384.0 million compared to 2001, partially offset by a reduction in credited rates. In addition, interest credited decreased $1.8 million as a result of market value changes of call options supporting our equity-indexed products. Reserve strengthening actions increased interest credited by $2.4 million. The reserve strengthening relates to an adjustment to the Insurance Policy Liabilities. During 2002, it was determined that a portion of the deferred bonus interest was no longer recoverable from future gross margins resulting in a charge to current period operations.

•	The weighted average credited rate on interest sensitive liabilities, including equity indexed annuities, for 2003 and 2002 were 4.62% and 3.63%, respectively. The increase in average credited rate was due to the impact of improved equity market performance on equity indexed annuity crediting rates. When offset by gains on call option assets used to hedge equity indexed annuity liabilities, the “effective” crediting rates for 2003 and 2002 were 3.84% and 4.50%, respectively, a reduction of .66% from the prior period.

     Amortization includes 1) amortization of deferred policy acquisition costs related to capitalized costs of insurance business sold, 2) amortization related to the present value of polices purchased from acquired insurance business and 3) amortization of goodwill for the 2001 period.

•	Amortization in 2003 increased by $23.3 million or 219%, to $33.9 million. This increase relates primarily to net realized gains and higher annuity sales volume, offset by lower gross profits. We recorded a charge of $7.9 million and $7.8 million for 2003 and 2002, respectively, related to the acceleration of DAC amortization due to DAC unlocking.

•	Amortization in 2002 increased by $5.5 million or 109%, to $10.6 million. This increase relates primarily to a $7.8 million acceleration of DAC amortization due to DAC unlocking and the emergence of gross profits from business sold in recent years.

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

     Commission expenses represent commission expenses, net of deferrable amounts.

•	During 2003, commission expenses decreased $.4 million to $3,000, primarily due to the termination of a marketing and administrative agreement in 2002.

•	During 2002, commission expenses were unchanged at $.4 million.

     Operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

•	In 2003, operating expenses increased by $1.7 million or 25%, to $8.4 million. Operating expenses increased as a result of our capitalizing $1.2 million less operating expense during 2003 as a decline in annuity sales from the record levels of $581 million for 2002 to $420 million for 2003 did not result in a corresponding decline in variable costs. In addition, operating expenses in 2003 increased by $.4 million for legal costs, including settlement amounts for the favorable disposition of several non-material claims and proceedings in the normal course of business.

•	In 2002, operating expenses increased $.5 million or 8%, to $6.7 million.

     Operating expenses - affiliated consist of general operating expenses, including rent and management fees paid to Standard Management and recorded in the Other Services segment.

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

Other Services:

	2003	2002	2001
	(Dollars in thousands)
Statement of Operations
Operating income - affiliated	$5,454	$4,854	$4,700
Interest income - affiliated	1,675	1,800	2,464
Commission income	614	2,442	6,231
Fees and other income	19	17	105

Total revenues	7,762	9,113	13,500
Commission expenses	10	777	3,499
Net investment expenses – affiliated	169	253	250
Other operating expenses	6,463	6,461	5,015
Interest expense and financing costs	4,443	4,342	3,492

Total expenses	11,085	11,833	12,256

Operating income (loss) before income taxes	(3,323)	(2,720)	1,244
Federal income tax expense (benefit)	(412)	(2,336)	351
Operating income (loss) after income taxes	(2,911)	(384)	893
Net realized investment gain (loss), net of income taxes	63	(1,001)	(1,310)

Net loss	$(2,848)	$(1,385)	$(417)

     General: Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs. During the third quarter of 2003, we sold the assets of our marketing services company, Savers Marketing Corporation, for a $200,000 note receivable. The sale led to a reduction in commission income and commission expenses.

     Operating income - affiliated consists of income from the Financial Services segment related to management fees and rental income.

•	During 2003, operating income - affiliated increased $.6 million or 12%, to $5.5 million due to increased rental income.

•	During 2002, operating income – affiliated increased $.2 million or 3%, to 4.9 million.

     Interest income - affiliated consists of interest income from the Financial Services segment related to the surplus debentures issued by Standard Management.

•	During 2003, interest income - affiliated decreased $.1 million or 7%, to $1.7 million. The decline in interest income resulted from the decline in the prime rate.

•	During 2002, interest income - affiliated decreased $.7 million or 27%, to 1.8 million. The decline in interest income resulted from the decline in the prime rate.

     Commission income consists of fee income related to servicing unaffiliated blocks of business.

•	During 2003, commission income decreased $1.8 million or 73%, to $.7 million due to the sale of the assets of Savers Marketing.

•	During 2002, commission income decreased $3.8 million or 61%, to 2.4 million due to a decrease in sales by Savers Marketing.

     Commission expenses represents commission expenses related to servicing unaffiliated blocks of business.

•	During 2003, commission expenses decreased $.8 million or 99%, to $10,000 due to the sale of the assets of Savers Marketing.

•	During 2002, commission expenses decreased $2.7 million or 78%, to $.8 million due to a decrease in sales by Savers Marketing.

     Net investment expenses - affiliated represents interest expense paid to Financial Services.

     Other operating expenses consists of corporate operating expenses, including salaries.

•	During 2003, other operating expenses remained at $6.5 million.

•	During 2002, other operating expenses increased $1.4 million or 29%, to $6.5 million primarily due to $.6 million of additional deprecation expense associated with the purchase of our new home office and due to a $.5 million reduction of reimbursed operating expenses related to the sale of our International Operations in 2002.

     Interest expense and financing costs represents interest expense incurred and the amortization of debt issuance costs.

•	During 2003, interest expense and financing costs increased $.1 million or 2%, to $4.4 million.

•	During 2002, interest expense and financing costs increased $.8 million or 24% to $4.3 million due to increased borrowings.

     Federal income tax benefit

•	During 2003, federal income tax benefit decreased $1.9 million or 82%, to $.4 million. Federal income benefit decreased due to a valuation allowance related to the operating losses recorded in 2003. Also, in 2002, there was a utilization of a net operating loss carryforward of $1.0 million.

•	During 2002, federal income tax benefit increased $2.7 million to $2.3 million. Federal income benefit increased due to the utilization a of a net operating loss carryforward of $1.0 million.

     International Operations (discontinued operations):

	2003	2002	2001
	(Dollars in Thousands)
Discontinued operations:
Income from discontinued operations less taxes of $0, $585 and ($185), respectively	$—	$1,068	$1,566
Gain (loss) from the sale of discontinued operations less taxes of $0, $4,125, and $0, respectively	(275)	6,872	—

Total income (loss) from discontinued operations	$(275)	$7,940	$1,566

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

     Mortgage Payable:

     The following are characteristics of our mortgage payable agreement at December 31, 2003:

•	outstanding balance of $6.6 million;

•	interest rate of 7.375% per annum;

•	principal and interest payments: $56,000 per month through December, 2011;

•	interest payments required in 2004 based on current balances will be $.5 million;

•	note may be prepaid on or before January 2005 at 105% and declining to 101% after December 2008.

     Notes Payable:

     The following are characteristics of our promissory notes at December 31, 2003:

•	outstanding balance of $1.0 million;

•	weighted average interest rate of 3.0% per annum;

•	principal and interest payments: $30,000 interest only per year in 2003 and 2004; principal payments thereafter beginning in 2005 through 2007.

     The following are characteristics of our senior secured credit agreement at December 31, 2003:

•	outstanding balance of $20 million;

•	weighted average interest rate of 5.92%;

•	principal payments: $1.5 million to be paid in 2004, $2.0 million to be paid in 2005, $2.1 million to be paid in 2006, and $2.2 million to be paid in 2007. The remaining principal payment of $12.2 million is due in 2008;

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2004 based on current balances will be $1.2 million.

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

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts are set forth in the following table as of December 31, 2003 (in thousands):

Payment due by period

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-Term Debt Obligations	$90,855	$5,558	$8,316	$8,259	$68,722
Capital Lease Obligations	551	524	27	—	—
Operating Lease Obligations	1,393	445	908	40	—
Purchase Obligations	100	100	—	—	—

Total	$92,899	$6,627	$9,251	$8,299	$68,722

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

     We have historically operated in the financial services segment as a holding company for insurance companies. If we consummate the currently contemplated sale of Standard Life and exit the financial services segment, we would be operating solely in the health services segment, which we entered only two years ago. To date, our Health Services operations have generated little revenue and have sustained significant losses. In order to become profitable, our Health Services business will require additional capital expenditures. There can be no assurance that we would be able to obtain sufficient funds, from operating cash flow or otherwise, to successfully operate and expand the business. We have limited history operating in the Health Services segment and no assurance can be given that such operations will ever be profitable. See “Recent Developments” on page 20.

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

     Our invested assets, approximately $1.7 billion, represented approximately 86% of our total assets at December 31, 2003. These investments are subject to customary risks of credit defaults and changes in market values. In addition, the value of our investment portfolio depends in part on the financial condition of the companies in which we have made investments. Factors beyond our control, including interest rate levels, financial market performance, and general economic conditions may have a significant negative impact on our investment income and the value of our investment assets, which would have a material adverse affect on our financial condition.

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

     The assumptions are based upon, among others, interest rate spread and rates of mortality, surrender and lapse. If, for instance, future mortality rates were higher than expected, projected margins would be lower and deferred policy acquisition cost amortization would increase. The value of these assets reflected in our December 31, 2003 balance sheet totaled $193 million, or 10% of our assets. Although we have established procedures to periodically review the assumptions used to value these assets and determine the need to make adjustments, if our assumptions are incorrect and adjustments need to be made, our financial results could be materially adversely affected.

     Our profitability and ability to conduct business through our health subsidiary could be negatively impacted by a change in our relationships with our largest institutional clients.

     A large portion of the present and future growth of our institutional pharmacy business is contingent upon our ability to acquire and retain long-term contracts at favorable terms with institutional care facilities. Currently we have thirteen contractual relationships with large institutional clients, and forty three relationships with smaller facilities. We are presently attempting to grow and diversify the number, type and terms of these contracts, but a number of factors – including the ability to favorably compete with respect to pricing, our relationships with drug and supplement manufacturers and suppliers, and the economic solvency and profitability of our institutional clients – can impact our profitability and opportunities for future growth. In addition, although we believe our current relationship with our institutional clients is strong, the loss of key institutional clients would materially affect the operation of our health services segment.

     Because our health services business model is relatively new and unproven, its limited operating history in this segment is not indicative of future performance, and this part of its business is difficult to evaluate.

     Because we have only recently entered the Health Services segment, it does not have an operating history upon which an investor can evaluate our prospects. In attempting to implement our business model, we may need to significantly change our business operations, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below.

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

     Computer models were used to perform simulations of the cash flows generated from our existing business under various interest rate scenarios. These simulations measured the potential gain or loss in fair value of interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of assets to the duration of liabilities. When the estimated duration of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2003, the option adjusted duration of fixed maturity securities and short-term investments were approximately 4.9, and the option adjusted duration of insurance liabilities was approximately 4.4. The “option adjusted duration” compares the change in the value of an asset or liability with a change in interest rates. This means that if interest rates in general increased 1%, the value of our asset portfolio would decrease by approximately 4.4%.

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

Code of Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and the principal accounting officer. A copy of this Code of Business Conduct and Ethics is available without charge upon request from the Chief Financial Officer at Standard Management Corporation, 10689 N. Pennsylvania, Indianapolis, Indiana 46280. If we make any substantive amendments to this Code of Business Conduct and Ethics or grant any waiver from a provision of it, we will disclose the nature of such amendment or waiver on our website at www.sman.com or in a Current Report on Form 8-K.

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

     The following table provides information regarding stock options granted to the named executive officers (collectively, Messrs. Hunter, Pheffer, Coons and Novotney are referred to as the “Named Executive Officers”) during the year ended December 31, 2003.

Individual Grants

					Potential Realizable Value at
	Number of	% of Total	Exercise		Assumed Annual Rates of
	Securities	Options	or Base		Stock Appreciation for Option
	Underlying Options	Granted to Employees in	Price ($/Share)	Expir- ation	Term (1)
Name	Granted	Fiscal Year	(1)	Date	5%	10%
Ronald D. Hunter	250,000	43.1%	$3.20	2013	$572,343	$1,385,228
P. B. (“Pete”) Pheffer	125,000	21.6	3.20	2013	286,172	671,364
Marc D. Novotney	75,000	12.9	3.25	2013	167,953	411,818
Stephen M. Coons	—	—	—	—	—	—

(1)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the terms of the options. These numbers do not take into account plan provisions providing for termination of the options following termination of employment of non-transferability.

     No stock options were exercised by Named Executive Officers during fiscal year 2003. The following table sets forth information with respect to Named Executive Officers concerning unexercised options held as of the end of fiscal year 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

			Value of Unexercised
	Number of Securities Underlying		In the Money
	Unexercised Options at FY-End		Options at FY-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald D. Hunter	771,428	166,667	$14,167	$28,333
P.B. (“Pete”) Pheffer	334,167	83,333	7,083	14,167
Stephen M. Coons	265,260	—	—	—
Marc D. Novotney	25,000	50,000	3,083	6,167

Employment Agreements

     We have employment agreements with Messrs. Hunter, Pheffer and Coons.

     These employment agreements terminate as follows:

•	Mr. Hunter’s employment agreement will initially run for a five-year period terminating on January 1, 2008, and it shall automatically renew annually for successive five-year periods on January 1 of each year, unless either party elects not to renew in accordance with the terms of the agreement.

•	Mr. Pheffer’s employment agreement will initially run for a three-year period terminating on January 1, 2006, and it shall automatically renew annually for successive three-year periods on January 1 of each year, unless either party elects not to renew in accordance with the terms of the agreement.

•	Mr. Coons’ employment agreement terminates on July 1, 2005.

     If Mr. Hunter or Mr. Pheffer’s employment is terminated, for a period of two years thereafter, each shall not:

•	Within Indiana, render any services as an agent, independent contractor, consultant or otherwise become employed in the business of selling or providing life, accident or health insurance products or lending or other financial products or services sold by us or our subsidiaries.

•	Within Indiana, in any manner compete with us or with any of our subsidiaries.

•	Solicit or attempt to convert to other insurance carriers providing similar products or services provided by us, and our customers or policyholders.

     If Mr. Coons’ employment is terminated, for a period of one year thereafter, he shall not:

•	Sell or attempt to sell, within Indiana, any type of our insurance products.

•	Sell or attempt to sell any types of our insurance products that we market to our customers.

•	Within Indiana, own, be employed by, or be connected in any manner with any business similar to our type of business.

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

     Following a termination of Mr. Coons’ employment with us in the event of a change-in-control, Mr. Coons would be entitled to receive a lump sum payment equal to 2.99 times his average annual compensation payable by us to him for the five preceding calendar years and a lump sum payment, the amount determined by multiplying the number of shares of common stock subject to unexercised stock options previously granted by us and held by Mr. Coons on the date of termination, whether or not such options are then exercisable, and the highest per share fair market value of the common stock on any day during the six-month period ending on the date of termination. Upon payment of such amount, such unexercised stock options will be deemed to be surrendered and canceled.

     We are obligated to pay a bonus to the Messrs. Hunter, Pheffer and Coons as follows:

•	Mr. Hunter receives a bonus equal to 3% of our annual gross operating income, but not less than 10% of his annual salary.

•	Mr. Pheffer receives a bonus equal to 2% of our annual gross operating income, but not less than 10% of his annual salary.

•	Mr. Coons receives a bonus equal to 1 1/2% of our annual gross operating income, but not less than 10% of his annual salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of December 31, 2003 with respect to ownership of our outstanding common stock by:

•	all persons known to us to own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each Named Executive Officer (as such term is defined in the 10-K); and

•	all of our executive officers and directors as a group.

Name	Number of Shares Owned (1)		Percent (2)
Ronald D. Hunter	1,015,880	(3)	12.52%
P.B. (Pete) Pheffer	361,678		4.46
Martial R. Knieser	348,540	(4)	4.30
Stephen M. Coons	302,910		3.73
Robert A. Borns	102,700		1.27
Marc D. Novotney	30,000		*
Robert J. Salyers	3,650		*
James H. Steane II	3,500		*
All directors and Named Executive Officers as a group (8 persons)	2,168,858		26.67
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	463,435	(5)	5.71
Henry George Luken, III 900 Fairway Lane Soddy Daisy, Tennessee 37379	565,845	(6)	6.97

*	Represents less than one percent

(1)	Except as otherwise noted below, each person named in the table possesses sole voting and sole investment power with respect to all shares of common stock listed in the table as owned by such person. Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding options, warrants or convertible securities that are exercisable within 60 days of December 31, 2003 as follows: Mr. Hunter - 771,428, Dr. Knieser – 46,050, Mr. Coons – 265,260, Mr. Pheffer – 334,167, Mr. Novotney – 25,000, Mr. Borns – 25,000, Mr. Salyers – 1,500, Mr. Steane – 500, directors and Named Executive Officers as a group – 1,443,905.

(2)	Percentage of total outstanding shares is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 2003 and assumes, for purposes of the calculation, that shares issuable upon exercise of options or warrants exercisable and securities convertible within 60 days held by such person, but no other shareholders, had been issued as of the date the calculation was made.

(3)	Includes 4,006 shares beneficially owned by Mr. Hunter’s spouse/child, as to which Mr. Hunter disclaims beneficial ownership.

(4)	Includes 6,153 shares beneficially owned by Dr. Knieser’s spouse and children, as to which shares Dr. Knieser disclaims beneficial ownership.

(5)	Information with respect to Dimensional Fund Advisors, Inc. is based solely on a review of statements on Schedule 13G filed by this entity with the SEC. The Company makes no representation as to the accuracy or completeness of the information reported.

(6)	Information with respect to Henry George Luken, III is based solely on a review of statements on Schedule 13D filed by Mr. Luken with the SEC. The Company makes no representation as to the accuracy or completeness of the information reported.

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

     Tax Fees are fees for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning. Services performed by Ernst & Young in this category included the review of the Company’s federal income tax return.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3) List of Exhibits:

Exhibit
Number	Description of Document
2.1	Purchase Agreement by and between Standard Management and Winterthur Life, dated May 28, 2002 (incorporated by reference to Standard Management’s Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 2002).

2.2	Amendment to Purchase Agreement by and between Standard Management and Winterthur Life, dated August 9, 2002 (incorporated by reference to Standard Management’s Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 2002).

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws as amended (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to Exhibit 3 of Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1994).

4.1	Certificate of Trust of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.2	Trust Agreement of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.3	Form of Amended and Restated Trust Agreement of SMAN Capital Trust I among Standard Management, Bankers Trust Company and Bankers Trust (Delaware) (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.4	Form of Preferred Securities Certificates (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.5	Form of Junior Subordinated Indenture between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.6	Form of Junior Subordinated Debenture (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.7	Form of Preferred Securities Guarantee Agreement between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.8	Form of President’s Club Warrant (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).

Exhibit
Number	Description of Document
10.1*	Employment Agreement by and between Standard Management and Ronald D. Hunter, dated and effective January 1, 2003 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2003).

10.2*	Second Amended and Restated Employment Contract by and between Standard Management and Stephen M. Coons dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.3*	Indemnification Agreement between Standard Management and Stephen M. Coons and Coons & Saint, dated August 1, 1991 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.4*	Standard Management Amended and Restated 1992 Stock Option Plan (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447) as filed with the Commission on September 11, 1997.

10.5	Lease by and between Standard Life and Standard Management, dated December 28, 2001 (incorporated by reference to original filing of this Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2003).

10.6	Management Service Agreement between Standard Life and Standard Management dated August 1, 1992, as amended on January 1, 1997 and as further amended on January 1, 1999 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).

10.7	Agreement for Assumption Reinsurance between the National Organization Of Life and Health Insurance Guaranty Associations and Standard Life, concerning, The Midwest Life Insurance Company In Liquidation effective June 1, 1992 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.8	Reinsurance Agreement between Standard Life and Swiss Re Life and Health effective May 1, 1975 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.9	Reinsurance Agreement between Firstmark Standard Life Insurance Company and Swiss Re Life and Health effective February 1, 1984 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.10	Reinsurance Contract between First International and Standard Life dated July 10, 1992 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.11	Amended Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company effective January 1, 1995 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.12	Assignment of Management Contract dated October 2, 1995 of Management Contract dated January 1, 1987 between DNC and Dixie Life to Standard Life (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.13	Automatic Indemnity Reinsurance Agreement between First International and The Guardian Insurance & Annuity Company, Inc. dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.14	Indemnity Retrocession Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

Exhibit
Number	Description of Document
10.15	Automatic Indemnity Reinsurance Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.16	Administrative Services Agreement between First International and Standard Life dated and effective March 18, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.17	Surplus Debenture dated as of November 8, 1996 by and between Standard Management and Standard Life in the amount of $13,000,000 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).

10.18	Portfolio Indemnify Reinsurance Agreement between Dixie Life and Cologne Life Reinsurance Company dated and effective December 31, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.19	Coinsurance Agreement effective as of July 1, 1997 by and between Savers Life and World Insurance Company (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447)).

10.20	Amendment I to the Guardian Indemnity Retrocession Agreement effective as of January 1, 1996 by and between The Guardian Insurance and Annuity Company and Standard Life (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447)).

10.21	Promissory Note from Ronald D. Hunter to Standard Management in the amount of $775,500 executed October 28, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1997).

10.22	Reinsurance Agreement between Standard Life and Life Reassurance Corporation of America effective September 1, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).

10.23	Reinsurance Agreement between Standard Life and Business Men’s Assurance Company of America effective September 1, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).

10.24	Indemnity Reinsurance Agreement between Standard Life and the Mercantile and General Life Reassurance Company of America dated March 30, 1998 and effective June 1, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).

10.25	Quota Share Reinsurance Agreement between Savers Life and the Oxford Life Insurance Company dated September 24, 1998 and effective July 1, 1998 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.26	Addendum No. 5 to Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company dated August 20, 1998 and effective October 1, 1998 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.27	Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard Life in the amount of $8.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

Exhibit
Number	Description of Document
10.28	Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard Life in the amount of $6.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.29*	Employment Agreement between Standard Management and P.B. (Pete) Pheffer dated and effective January 1, 2003, (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2003).

10.30	Note Agreement dated October 31, 2000 by and between Standard Management and Zurich Capital Markets, Inc. in the amount of $11.0 million. Included as an exhibit to this note agreement is an Investment Advisory Agreement dated December 1, 2000 by and between Standard Management and Scudder Kemper Investments, Inc. (incorporated by reference to Annual Report in Form 10-K (File No. 0-20882) for the year ended December 31, 2000).

10.31	Promissory Note for $6.9 million between Standard Management and Republic Bank dated December 28, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).

10.32*	Standard Management Corporation 2002 Stock Incentive Plan (incorporated by reference to Standard Management’s Registration Statement on Form S-8 (Registration No. 333-101359)).

10.33*	Deferred Compensation Plan of Standard Management dated and effective December 31, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).

10.34	Senior Secured Credit Agreement, dated November 13, 2003, between Standard Management and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 17, 2003).

10.35	Pledge Agreement, dated November 13, 2003, between Standard Management and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 17, 2003).

10.36	Security Agreement, dated November 13, 2003, between Standard Management and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 17, 2003).

21	List of Subsidiaries of Standard Management (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2002).

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG Audit.

24	Powers of Attorney (Included on the signature page to original filing of Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 21, 2004

STANDARD MANAGEMENT CORPORATION

/s/ Ronald D. Hunter

Ronald D. Hunter
Director, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 21, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Ronald D. Hunter
Ronald D. Hunter	Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

*
P.B. (Pete) Pheffer	Director, President and Chief Financial Officer
(Principal Financial Officer)

*
Gerald R. Hochgesang	Senior Vice President – Finance and Treasurer
(Principal Accounting Officer)

*
Stephen M. Coons	Director

*
Martial R. Knieser	Director

*
Robert A. Borns	Director

*
James H. Steane II	Director

*
Robert J. Salyers	Director

*By: /s/Ronald D. Hunter,

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
Schedule II – Condensed Financial Information of Registrant (Parent Company) for the Years Ended December 31, 2003, 2002 and 2001	F-30
Schedule IV – Reinsurance for the Years Ended December 31, 2003, 2002 and 2001	F-34

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
March 2, 2004

Report of Independent Auditors

Shareholders and Board of Directors
Standard Management International S.A.

     We have audited the accompanying consolidated balance sheets of Standard Management International S.A. and its subsidiaries as at September 30, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended September 30, 2001 (none of which aforementioned financial statements are separately presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Management International S.A. and its subsidiaries as at September 30, 2001 and the consolidated results of their operations and their cash flows for each of the years in the two year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG Audit

Luxembourg City, Luxembourg
February 14, 2002

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

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31
	2003	2002	2001
Revenues:
Premium income	$8,929	$9,173	$9,419
Net investment income	83,009	75,839	58,539
Call option gain (loss)	11,951	(10,089)	(5,906)
Net realized investment gain (loss)	17,876	(19,841)	(10,351)
Policy income	10,839	8,084	7,721
Sales of goods	2,948	1,850	—
Fee and other income	1,021	3,208	7,348

Total revenues from continuing operations	136,573	68,224	66,770

Benefits and expenses:
Benefits and claims	12,977	9,938	12,975
Interest credited to interest-sensitive annuities and other financial products	71,600	42,650	30,227
Amortization	33,916	10,622	5,127
Commission expenses	64	1,206	3,871
Operating expenses	21,920	15,228	10,669
Cost of goods sold	2,445	1,554	—
Interest expense and financing costs	4,474	4,351	3,492

Total benefits and expenses from continuing operations	147,396	85,549	66,361

Income (loss) before federal income tax expense (benefit) and preferred stock dividends	(10,823)	(17,325)	409
Federal income tax expense (benefit)	(627)	(9,467)	195

Income (loss) from continuing operations	(10,196)	(7,858)	214
Discontinued operations:
Income from discontinued operations, less taxes of $0, $550 and ($185), respectively	—	1,068	1,566
Gain (loss) from the sale of discontinued operations, less taxes of $0, $4,125, and $0, respectively	(275)	6,872	—

Total income (loss) from discontinued operations	(275)	7,940	1,566
Cumulative effect of change in accounting principle	—	(1,212)	—

Net income (loss)	(10,471)	(1,130)	1,780
Preferred stock dividends	—	—	(318)

Earnings (loss) available to common shareholders	$(10,471)	$(1,130)	$1,462

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31
	2003	2002	2001
Earnings (loss) per common share – basic:
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

Earnings (loss) per common share – diluted:
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

See accompanying notes to consolidated financial statements

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31
	2003	2002	2001
Operating Activities
Net income (loss)	$(10,471)	$(1,130)	$1,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	18,914	10,894	9,037
Deferral of policy acquisition costs	(24,301)	(62,619)	(38,854)
Deferred federal income taxes	(6,585)	(8,917)	(270)
Depreciation and amortization	1,529	1,509	1,004
Insurance policy liabilities	58,212	55,888	23,972
Net realized investment gain (loss)	(17,876)	19,841	11,134
Accrued investment income	7,020	1,285	(500)
Cumulative effect of change in accounting principle	—	1,212	—
Other	347	443	687

Net cash provided by operating activities	26,789	18,406	7,990
Investing Activities
Fixed maturity securities available for sale:
Purchases	(1,553,539)	(1,674,454)	(546,548)
Sales	953,962	1,218,478	328,497
Maturities, calls and redemptions	322,838	9,141	17,236
Short-term investments, net	(3,731)	(5,624)	(2,574)
Purchase of HomeMed Channel, Inc.	—	(1,025)	—
Purchase of MyDoc.com	(145)	—	—
Purchase of PCA, LLC	—	(190)	—
Proceeds from the sale of International Operations	—	25,690	—
Other investments, net	(353)	(2,304)	(9,253)

Net cash used by investing activities	(280,968)	(430,288)	(212,642)
Financing Activities
Borrowings	26,915	200	26,218
Repayments of notes payable and preferred stock	(19,378)	(6,943)	(18,930)
Premiums received on interest-sensitive annuities and other financial products credited to policyholder account balances, net of premiums ceded	418,149	598,782	322,473
Return of policyholder account balances on interest-sensitive annuities and other financial products	(214,441)	(137,989)	(108,479)
Issuance of common stock and warrants	33	(33)	(8)
Purchase of common stock for treasury	—	(82)	—
Dividends on preferred stock	—	—	(318)

Net cash provided by financing activities	211,278	453,935	220,956

Net increase (decrease) in cash	(42,901)	42,053	16,304
Cash and cash equivalents at beginning of year	60,197	18,144	1,840

Cash and cash equivalents at end of year	$17,296	$60,197	$18,144

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

Recognition of Insurance Policy Revenue and Related Benefits and Expenses

     Revenue for immediate annuities consists of investment income earned on a constant yield basis to the maturity date of each security. Expenses relating to immediate annuities include interest credited to policyholder liabilities recorded on an effective annual yield method based on declared interest rates. Expenses also include administrative expenses which are recorded as incurred.

     Revenue for deferred and equity-indexed annuity contracts consists of policy charges for surrenders earned at time of surrender and investment income earned on a constant yield basis to the maturity date of each security. Premiums received for these annuity contracts are reflected as premium deposits and are not recorded as revenues. Expenses related to these annuities include interest credited to policyholder account balances recorded on an effective annual yield method based on declared interest rates. Expenses also include administrative expenses which are recorded as incurred.

     Revenue for universal life insurance policies consists of policy charges for the cost of insurance assessed and earned monthly, policy administration charges assessed and earned at the anniversary of the policy, surrender charges earned at time of surrender and investment income earned on a constant yield basis to the maturity date of each security. Expenses related to universal life policies include interest credited to policyholder account balances recorded on an effective annual yield method based on declared interest rates, administrative expenses which are recorded as incurred and death benefits incurred in excess of policyholder account balances.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. FIN 46 is effective for the first quarter of 2004. The Company’s only VIE relates to its trust preferred securities. Under FIN 46, the Company will be required to deconsolidate the wholly owned trust related to the trust preferred securities because it is a VIE in which the Company is not considered to be the primary beneficiary. The subsidiary trust was formed to issue preferred securities and, in turn, purchase a like kind amount of subordinated debt from its parent company, which provides interest and principal payments to fund the respective trust obligations. Accordingly, the subordinated debt due to the trust will be shown as a liability and the related interest distributions will continue to be shown as interest expense in the Company’s first quarter financial statements. The adoption will have no impact on our results of operations.

Per Share Adjustment

     We have revised the diluted loss per share in 2003 and 2002 to remove the anti-dilutive effect of dilutive stock options and stock warrants. The loss increased by $.01 per diluted share in 2003 and 2002. The loss from continuing operations increased by $.01 per diluted share and $.04 per diluted share in 2003 and 2002, respectively.

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

     As of December 31, 2003, the fair value of securities in an unrealized loss position greater than one year is $30.0 million with an unrealized loss of $3.0 million. The fair value of securities in an unrealized loss position less than one year is $708.0 million with an unrealized loss of $20.0 million. We concluded that none of the above unrealized losses are other than temporary. We believe the above fixed maturity unrealized losses are not other than temporary because the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment. Also, in our opinion, evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary in considering the severity and duration of the impairment in relation to the forecasted market price recovery.

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

     Net investment income was attributable to the following for the year ended December 31 (in thousands):

	2003	2002	2001
Fixed maturity securities	$82,201	$74,994	$57,215
Mortgage loans on real estate	589	743	673
Policy loans	817	814	877
Real estate	30	27	30
Short-term investments and other	816	398	964

Gross investment income	84,453	76,976	59,759
Less: investment expenses	1,444	1,137	1,220

Net investment income	$83,009	$75,839	$58,539

     Net realized investment gains (losses) were attributable to the following for the year ended December 31 (in thousands):

	2003	2002	2001
Fixed maturity securities available for sale:
Gross realized gains	$30,494	$20,467	$4,363
Gross realized losses	(8,232)	(19,276)	(9,175)
Other-than-temporary decline in fair value	(4,386)	(20,027)	(4,229)

Net	17,876	(18,836)	(9,041)
Other losses	—	(1,005)	(1,310)

Net realized investment gain (loss)	$17,876	$(19,841)	$(10,351)

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Mortgage Payable, Notes Payable and Trust Preferred Securities

     Mortgage Payable, Notes Payable and Trust Preferred Securities were as follows at December 31 (in thousands):

	Interest
	Rate (1)	2003	2002
Mortgage payable	7.326%	$6,795	$6,757

Notes payable:
Promissory notes	3.00%	$1,000	$500
Borrowings under revolving credit agreements	4.91%	—	1,500
Senior subordinated note	10.00%	—	11,000
Senior secured credit agreement	5.92%	20,000	—

		$21,000	$13,000

Trust preferred securities	10.25%	$20,700	$20,700

(1)	Current weighted average rate at December 31, 2003

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

Promissory Notes

     As of December 31, 2003, we have two promissory notes totaling $1.0 million related to the acquisitions of HomeDoc and HomeMed. Annual principal payments are due in 2004 through 2008 in the amounts of $100,000, $300,000, $300,000, $200,000 and $100,000, respectively.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Shareholders’ Equity

Treasury Stock

     We did not purchase any shares of treasury stock in 2003 and 2001 under our stock repurchase program. However in 2002, we purchased 22,100 shares of treasury stock for $82,000 under our stock repurchase program. At December 31, 2003, we were authorized to purchase an additional 702,690 shares under this program.

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

	2003	2002	2001
Net income (loss)	$(10,803)	$(1,271)	$877
Earnings (loss) per share	(1.34)	(.17)	.07
Earnings (loss) per share, assuming dilution	(1.34)	(.17)	.07

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

13. Statutory Accounting Information of Subsidiaries

     Our insurance subsidiaries maintain their records in conformity with statutory accounting practices prescribed or permitted by state insurance regulatory authorities. Statutory accounting practices differ in certain respects from GAAP. In consolidation, adjustments have been made to conform to GAAP.

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

     The accounting policies of the segments are the same as described in Note 1 (Summary of Significant Accounting Policies). The following segment presentation contains the same operating data and results the Company uses to evaluate the performance of the business and provides reconciliations to consolidated totals for the year ended December 31 (in thousands):

	2003	2002	2001
Revenues:
Financial Services	$132,992	$65,150	$62,031
Health Services	2,948	1,850	—
Other Services	633	1,224	4,739

Consolidated revenues	$136,573	$68,224	$66,770

Net Investment Income (loss):
Financial Services	$82,904	$75,823	$58,577
Other Services	105	16	(38)

Consolidated investment income	$83,009	$75,839	$58,539

Pre-tax Income (loss):
Financial Services	$(187)	$(5,317)	$632
Health Services	(7,161)	(1,156)	—
Other Services	(2,848)	(1,385)	(418)

Consolidated pre-tax income (loss)	$(10,196)	$(7,858)	$214

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Operations by Business Segment (continued)

	2003	2002	2001
Assets:
Financial Services	$1,960,793	$1,698,666	$1,166,665
Health Services	9,942	4,307	—
Other Services	3,136	12,174	16,658
Discontinued Operations	—	—	430,330

Consolidated assets	$1,973,871	$1,715,147	$1,613,653

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

	2003		2002
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Assets:
Investments:
Securities available for sale:
Fixed maturity securities	$1,644,837	$1,644,837	$1,379,792	$1,379,792
Mortgage loans on real estate	4,735	3,937	7,117	6,348
Policy loans	13,668	12,308	13,162	12,722
Cash and cash equivalents	17,296	17,296	60,197	60,197
Liabilities:
Insurance liabilities for investment contracts	1,685,289	1,685,289	1,422,628	1,422,628
Mortgage payable	6,994	6,589	6,949	6,757
Notes payable	19,403	20,000	13,300	13,000
Trust preferred securities	19,520	20,700	17,616	20,700

17. Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	2003	2002	2001
Income:
Net income (loss)	$(10,471)	$(1,130)	$1,781
Preferred stock dividends	—	—	(318)

Earnings available to common shareholders for basic and diluted earnings per share	$(10,471)	$(1,130)	$1,463

Shares:
Weighted average shares outstanding for basic earnings per share	8,031,749	7,623,690	7,545,889
Effect of dilutive securities:
Stock options	—	—	81,221
Stock warrants	—	—	138,268

Dilutive potential common shares	—	—	219,489

Weighted average shares outstanding for diluted earnings per share	8,031,749	7,623,690	7,765,378

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

	2003 Quarters
	First	Second	Third	Fourth
Total revenues	$32,434	$40,388	$25,679	$34,147

Components of net income (loss):
Continuing operations	$2,010	$1,032	$(2,863)	$(10,302)

Discontinued operations	—	—	(275)	—

Net income (loss)	$2,010	$1,032	$(3,211)	$(10,302)

Net income (loss) per common share	$.26	$.13	$(.40)	$(1.29)

Net income (loss) per common share, assuming dilution	$.25	$.13	$(.40)	$(1.29)

	2002 Quarters
	First	Second	Third	Fourth
Total revenues	$22,985	$10,114	$17,327	$19,695

Components of net income (loss):
Continuing operations	$1,491	$(3,863)	$(6,837)	$1,351
Discontinued operations	513	4,765	2,662	—
Cumulative effect of change in accounting principle	(1,212)	—	—	—

Net income (loss)	$792	$902	$(4,175)	$1,351

Net income (loss) per common share	$.11	$.12	$(.57)	$.19

Net income (loss) per common share, assuming dilution	$.10	$.12	$(.57)	$.18

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

Schedule II — Condensed Financial Information of Registrant

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	December 31
	2003	2002
ASSETS
Investments:
Investment in subsidiaries	$110,452	$111,033
Surplus debenture due from Standard Life	27,000	27,000
Equity securities available for sale, at fair value (cost: $25 in 2003 and $32 in 2002)	25	32
Real estate	313	90
Notes receivable from officers and directors	776	776

Total investments	138,566	138,931
Cash and cash equivalents	263	1,608
Property and equipment, less depreciation of $4,516 in 2003 and $3,271 in 2002	10,560	11,282
Amounts receivable from subsidiaries	12,673	5,154
Other assets	(374)	3,645

Total assets	$161,688	$160,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$20,500	$12,500
Capital lease obligations	447	804
Mortgage payable	6,795	6,757
Amounts due to subsidiaries	38,148	30,748
Other liabilities	2,651	1,377

Total liabilities	68,541	52,186
Company-obligated trust preferred securities	20,700	20,700
Shareholders’ Equity:
Common stock and additional paid-in capital, no par value	68,078	63,857
Treasury stock, at cost	(7,671)	(7,671)
Accumulated other comprehensive loss:
Unrealized gain on securities	2,702	11,739
Retained earnings	9,338	19,809

Total shareholders’ equity	72,447	87,734

Total liabilities and shareholders’ equity	$161,688	$160,620

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