Form 10-Q
period 2004-06-30
STANDARD MANAGEMENT CORP
filed 2004-08-13
CIK 853971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004 or

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

As of August 2, 2004, the Registrant had 7,931,113 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30	December 31
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities, at fair value (amortized cost $1,683,869 in 2004 and $1,638,048 in 2003)	$1,660,329	$1,644,837
Mortgage loans on real estate	1,822	3,937
Policy loans	11,613	12,308
Real estate	929	943
Equity-indexed call options	11,393	19,711
Other invested assets	1,278	2,690
Short-term investments	588	590

Total investments	1,687,952	1,685,016
Cash and cash equivalents	2,968	17,296
Accrued investment income	16,540	17,002
Amounts due and recoverable from reinsurers	35,177	36,277
Deferred policy acquisition costs	173,692	166,411
Present value of future profits	20,012	16,508
Goodwill and intangibles	9,053	10,961
Property and equipment (less accumulated depreciation of $6,167 in 2004 and $5,286 in 2003)	12,205	12,770
Federal income tax recoverable	2,046	6,429
Deferred income taxes	5,340	—
Other assets	7,223	5,201

Total assets	$1,972,208	$1,973,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,859,202	$1,841,545
Accounts payable and accrued expenses	8,584	7,217
Obligations under capital lease	296	551
Mortgage payable	6,705	6,795
Notes payable	24,373	21,000
Deferred income taxes	—	3,616
Payable to subsidiary trust issuer of “company-obligated trust preferred securities”	20,700	20,700

Total liabilities	1,919,860	1,901,424

Shareholders’ Equity:
Common stock and additional paid in capital, no par value:
Authorized 20,000,000 shares; issued 9,446,191 in 2004 and 9,629,167 in 2003	64,370	68,078
Treasury stock, at cost, 1,515,078 shares in 2004 and 2003	(7,671)	(7,671)
Accumulated other comprehensive income (loss)	(9,455)	2,702
Retained earnings	5,104	9,338

Total shareholders’ equity	52,348	72,447

Total liabilities and shareholders’ equity	$1,972,208	$1,973,871

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenues:
Premium income	$1,827	$2,424	$4,362	$4,301
Net investment income	20,625	20,623	42,095	41,769
Call option income	131	6,087	1,329	2,989
Net realized investment gain	129	8,347	226	18,274
Policy income	4,246	2,740	7,620	4,973
Sales of goods	1,841	739	3,492	1,431
Fees and other income	131	497	240	846

Total revenues	28,930	41,457	59,364	74,583
Benefits and expenses:
Benefits and claims	1,950	3,246	4,285	5,600
Interest credited to interest-sensitive annuities and other financial products	13,773	21,123	28,976	32,774
Amortization and depreciation	7,573	4,896	13,302	8,991
Amortization – net realized investment gains	44	3,837	565	9,692
Other operating expenses	5,198	5,375	11,048	9,674
Cost of goods sold	1,363	442	2,564	1,242
Interest expense and financing costs	1,085	989	2,102	2,014

Total benefits and expenses	30,986	39,908	62,842	69,987
Income (loss) before federal income tax expense	(2,056)	1,549	(3,478)	4,596
Federal income tax expense	411	517	756	1,554

Net income (loss)	(2,467)	$1,032	$(4,234)	$3,042

Earnings per share:
Basic	$(.31)	$.13	$(.53)	$.38
Diluted	(.31)	.13	(.53)	.38

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

		Common
		stock and		Accumulated
		additional		other
		paid in	Treasury	comprehensive	Retained
	Total	capital	stock	income (loss)	earnings
Balance at January 1, 2003	$87,734	$63,857	$(7,671)	$11,739	$19,809
Comprehensive income:
Net income	3,042	—	—	—	3,042
Other comprehensive income:
Change in unrealized gain on securities, net of taxes of $3,854	7,290	—	—	7,290	—

Comprehensive income	10,332	—	—	—	—
Issuance of common stock and warrants	3,999	3,999	—	—	—

Balance at June 30, 2003	$102,065	$67,856	$(7,671)	$19,029	$22,851

Balance at January 1, 2004	$72,447	$68,078	$(7,671)	$2,702	$9,338
Comprehensive loss:
Net loss	(4,234)	—	—	—	(4,234)
Other comprehensive loss:
Change in unrealized loss on securities, net of tax of $(6,314)	(12,157)	—	—	(12,157)	—

Comprehensive loss	(16,391)	—	—	—	—
Issuance of common stock	294	294	—	—	—
Exercise of common stock options and warrants	(2)	(2)	—	—	—
Repurchase of MCO	(4,000)	(4,000)	—	—	—

Balance at June 30, 2004	$52,348	$64,370	$(7,671)	$(9,455)	$5,104

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Dollars in Thousands)

	Six Months Ended
	June 30
	2004	2003
Operating Activities
Net income (loss)	$(4,234)	$3,042
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	12,716	17,889
Deferral of acquisition costs	(11,792)	(25,124)
Federal income taxes	(364)	(4,377)
Depreciation and amortization	571	683
Insurance policy liabilities	23,737	27,084
Net realized investment gains	(1,144)	(18,274)
Net accrual of bond discount	5,249	3,014
Accrued investment income	462	3
Other	1,741	517

Net cash provided by operating activities	26,932	4,457

Investing Activities
Fixed maturity securities available for sale:
Purchases	(389,664)	(1,032,774)
Sales	250,644	695,099
Maturities, calls and redemptions	90,936	142,692
Short-term investments, net	18,091	(4,924)
Purchase of assets	(1,809)	—
Other investments, net	(5,869)	1,861

Net cash used by investing activities	(37,671)	(198,046)

Financing Activities
Borrowings	3,300	2,167
Repayments of notes payable and preferred stock	(591)	—
Premiums received on interest-sensitive and other financial products credited to policyholder account balances, net of premiums ceded	135,888	250,016
Return of policyholder account balances on interest-sensitive annuities and other financial products	(142,186)	(104,341)

Net cash provided (used) by financing activities	(3,587)	147,842

Net decrease in cash	(14,328)	(45,747)
Cash and cash equivalents at beginning of year	17,296	60,197

Cash and cash equivalents at end of period	$2,968	$14,450

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

     Effective April 1, 2004, we sold Medical Care & Outcomes, LLC (“MCO”) back to its original owners. We recognized a loss on the sale of MCO of $964,000 in the first quarter of 2004 in the Health Services segment. MCO was originally purchased with $4 million of common stock and other contingent consideration. The divestiture of MCO resulted in the reversal of the original $4 million purchase price and resulted in a decrease to equity of $4 million in the second quarter of 2004.

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

Health Services

     Our Health Services segment, which was formed in 2002, and is conducted primarily through our subsidiary U.S. Health Services Corporation, develops and distributes retail and third party reimbursed pharmaceutical products and services through direct-to-consumer as well as institutional channels. Our primary customer base consists of academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies, mental health facilities and consumers. In addition, U.S. Health Services acts as a wholesale distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of our operating expenses.

Other Services

     Our Other Services segment consists of revenues and expenses primarily related to holding company operations and financing costs.

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

Note 2 — Mortgage Payable, Notes Payable and Trust Preferred Securities

     Our mortgage payable, notes payable and trust preferred securities were as follows (dollars in thousands):

	Interest	June 30	December 31
	Rate (1)	2004	2003
Mortgage payable	7.326%	$6,705	$6,795

Notes payable:
Senior secured credit agreement	5.92%	19,500	20,000
Promissory notes	2.52%	1,573	1,000
Convertible notes	7.00%	3,300	—

		$24,373	$21,000

Trust preferred securities	10.25%	$20,700	$20,700

(1)	Current weighted average rate at June 30, 2004.

As of June 30, 2004, the Company was in violation of one financial covenant (debt leverage) under our senior secured credit agreement. The balance of this indebtedness at June 30, 2004 was $19.5 million. We have obtained from the lender a waiver of this covenant through March 31, 2005. The Company anticipates being in compliance on or before March 31, 2005.

Note 3 — Net Unrealized Gain (Loss) on Securities Available for Sale

     The components of the net unrealized gain (loss) on securities available for sale in shareholders’ equity are summarized as follows (dollars in thousands):

	June 30	December 31
	2004	2003
Fair value of securities available for sale	$1,660,329	$1,644,837
Amortized cost of securities available for sale	1,683,869	1,638,048

Gross unrealized gain (loss) on securities available for sale	(23,540)	6,789
Adjustments for:
Deferred policy acquisition costs	6,136	(1,313)
Present value of future profits	3,146	(1,114)
Deferred federal income tax benefits	4,802	(1,512)
Other	1	(148)

Net unrealized gain (loss) on securities available for sale	$(9,455)	$2,702

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 — Earnings Per Share

     A reconciliation of income and shares used to calculate basic and diluted earnings per share is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Income (loss):
Net income (loss) – basic and diluted earnings per share	$(2,467)	$1,032	$(4,234)	$3,042

Shares:
Weighted average shares outstanding for basic earnings per share	7,923,335	8,057,089	8,018,891	7,963,694
Effect of dilutive securities:
Stock options	—	75,422	—	40,365
Stock warrants	—	32,959	—	28,695

Dilutive potential common shares	—	108,381	—	69,060

Weighted average shares outstanding for diluted earnings per share	7,923,335	8,165,470	8,018,891	8,032,754

Note 5 — Stock Option Plan

     During the three months ended June 30, 2004, under our 2002 Stock Incentive Plan, we granted options to purchase 155,000 shares of common stock at a weighted average exercise price of $3.72 per share.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 — Stock Option Plan (Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Reported net income (loss)	$(2,467)	$1,032	$(4,234)	$3,042
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	105	205	190	249

Pro forma net income (loss)	$(2,572)	$827	$(4,424)	$2,793

Earnings per share:
Basic — as reported	$(.31)	$.13	$(.53)	$.38
Basic — pro forma	(.32)	.10	(.55)	.35
Diluted — as reported	(.31)	.13	(.53)	.38
Diluted — pro forma	(.32)	.10	(.55)	.35

Note 6 – Subsequent Event

     On August 2, 2004, the Company announced that it has, through its U.S. Health Services subsidiary, signed a definitive agreement to acquire SVS Vision Holding Company (“SVS Vision”) for $16 million in cash. SVS Vision is a fully integrated vision network consisting of an insurance entity, manufacturing facilities, 52 retail outlets, and is affiliated with over 500 doctors in the United States. SVS Vision has annual revenues of approximately $35 million with approximately $4 million in earnings before interest, taxes, depreciation, and amortization, and has a 31-year track record in the optical industry. This transaction is expected to close in the third quarter subject to regulatory approval and other conditions. The Company anticipates funding the purchase price with a combination of cash on hand, the net proceeds of private sales of equity or debt securities, a portion of the proceeds from the sale of certain assets of the Company and/or borrowings under a new credit facility currently being negotiated.

     We previously reported that on April 19, 2004 we entered into a non-binding letter of intent with an unaffiliated third party providing for the sale of our principal financial services subsidiary, Standard Life Insurance Company of Indiana. We have subsequently ceased negotiations on the definitive agreements for that transaction and on July 23, 2004, we entered into a new, non-binding letter of intent with one of the parties to the April 19 letter of intent. The new letter of intent contemplates transactions designed to ultimately result in the sale of Standard Life by December 31, 2004. An initial closing would be held by September 30, 2004 and thereafter, the proposed buyer would have the option to acquire all of the stock of Standard Life by December 31, 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

     Letter of Intent

     We previously reported that on April 19, 2004 we entered into a non-binding letter of intent with an unaffiliated third party providing for the sale of our principal financial services subsidiary, Standard Life Insurance Company of Indiana. We have subsequently ceased negotiations on the definitive agreements for that transaction and on July 23, 2004, we entered into a new, non-binding letter of intent with one of the parties to the April 19 letter of intent. The new letter of intent contemplates transactions designed to ultimately result in the sale of Standard Life by December 31, 2004. An initial closing would be held by September 30, 2004 and thereafter, the proposed buyer would have the option to acquire all of the stock of Standard Life by December 31, 2004.

     The proposed consideration would consist principally of cash but also an equity interest in an entity formed by the proposed buyer for the purpose of acquiring Standard Life. The closing of the transactions would be subject to numerous conditions including the negotiation and execution of definitive agreements, approval of our shareholders at a meeting called for such purpose, receipt by us of an opinion from our financial advisor that the proposed consideration is fair to us from a financial point of view, consent of the holders of our outstanding trust preferred securities to amendments to the governing instruments of such securities, the receipt of various regulatory approvals and other customary closing conditions.

     There can be no assurance that definitive agreements with respect to the transactions will be entered into, that our shareholders will approve the sale of Standard Life or that any of the other conditions necessary to consummate the proposed transactions will be satisfied. However, if the proposed transactions are consummated, it is the intention of management, as previously stated in connection with the April 19 letter of intent, to exit the financial services business altogether and focus the Company’s operations exclusively on our more growth oriented health services business. This would represent a fundamental shift in the nature of our business. Historically, almost all of our revenue has come from our financial services business. During fiscal 2003, Standard Life accounted for approximately 98% of our total revenues. We only entered the Health Services segment in 2002 and since that time, this business segment has generated substantial net losses and very little revenue, primarily due to its nature as a start-up operation. Management believes, however, that the more growth oriented health services business provides a better opportunity to increase shareholder value over the long-term than the more mature financial services business. If the proposed transactions are consummated, our business without the Financial Services segment would, for a time, have significantly less cash flow from operations, since our financial services business presently accounts for substantially all of our cash flow from operations. However, we anticipate that the transactions will produce substantial cash proceeds and management intends to utilize a significant (but not yet determined) portion of the net cash proceeds from the proposed transactions for the expansion of our health services business and anticipates that such amount will be sufficient to satisfy our liquidity needs for at least the next 24 to 36 months. Management also intends to use the proceeds from the transaction to reduce by at least $10 million our senior credit facility and for general corporate purposes.

     In the event the proposed transactions are not consummated, we will consider a number of alternatives available to us including, without limitation, seeking another buyer for our financial services business, or continuing our business as it currently exists and seeking additional capital through the public or private equity or debt markets.

     Acquisition of SVS Vision

     On August 2, 2004, the Company announced that it has, through its U.S. Health Services subsidiary, signed a definitive agreement to acquire SVS Vision Holding Company (“SVS Vision”) for $16 million in cash. SVS Vision is a fully integrated vision network consisting of an insurance entity, manufacturing facilities, 52 retail outlets, and is affiliated with over 500 doctors in the United States. SVS Vision has annual revenues of approximately $35 million with approximately $4 million in earnings before interest, taxes, depreciation, and amortization, and has a 31-year track record in the optical industry. This transaction is expected to close in the third quarter subject to regulatory approval and other conditions. The acquisition of SVS Vision is a part of the Company’s plan to enhance its health services operations. The Company anticipates funding the purchase price with a combination of cash on hand, the net proceeds of private sales of equity or debt securities, a portion of the proceeds from the sale of certain assets of the Company and/or borrowings under a new credit facility currently being negotiated.

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

Comparison of the Three Month and Six Month Periods Ended June 30, 2004 and June 30, 2003:

The following table summarizes the results of our operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Income (loss) before federal income tax expense	$(2,056)	$1,549	$(3,478)	$4,596
Federal income tax expense	411	517	756	1,554

Net income (loss)	$(2,467)	$1,032	$(4,234)	$3,042

Consolidated Results and Analysis:

     For the quarter ended June 30, 2004, net loss was $2.5 million compared to net income of $1.0 million for the 2003 quarter.

Financial Services:

     Net income for the current quarter was $.8 million compared to $2.7 million for the 2003 quarter. The decline in net income was primarily due to a decline in net realized gains of $4.4 million (net of amortization) partially offset by an increase in the current quarter’s spread income and favorable mortality experience.

Health Services:

     Net loss for the current quarter was $2.2 million compared to a $.9 million net loss for the 2003 quarter. The 2004 quarter included increased expenses associated with the continued development of this segment’s operating platform of $.2 million, amortization of intangible assets of $.1 million and a tax valuation of $.7 million.

Other Services:

     Net loss for the current quarter was $1.0 million compared to a $.8 million net loss for the 2003 quarter.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Financial Services:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Premiums and Deposits Collected:
Deferred annuities	$13,205	$41,155	$25,512	$90,430
Single premium immediate annuities and other deposits	34,176	46,721	70,160	85,230
Equity-indexed annuities	17,887	38,622	41,414	75,513
Universal and interest-sensitive life	130	146	263	298

Subtotal — interest-sensitive and other financial products	65,398	126,644	137,349	251,471
Traditional life	1,827	2,424	4,362	4,301

Total premiums and deposits collected	$67,225	$129,068	$141,711	$255,772

Statement of Operations:
Revenues:
Premium income	$1,827	$2,424	$4,362	$4,301
Policy income	4,246	2,740	7,620	4,973
Net investment income	20,633	20,587	42,071	41,730
Net investment income – affiliated	95	55	149	113
Call option gain	131	6,087	1,329	2,989
Fees and other income	124	21	225	143
Net realized investment gain	129	8,346	1,190	18,274

Total revenues	27,185	40,260	56,946	72,523
Benefits and expenses:
Benefits and claims	2,007	3,246	4,297	5,600
Interest credited to interest-sensitive annuities and other financial products	13,691	21,123	28,894	32,774
Amortization	6,421	4,172	12,150	8,196
Amortization – net realized investment gains	44	3,838	565	9,693
Operating expenses	1,960	1,938	4,368	3,916
Operating expenses — affiliated	1,456	1,363	2,912	2,727
Interest expense and financing costs — affiliated	402	421	806	844

Total benefits and expenses	25,981	36,101	53,992	63,750

Income before federal income tax expense	1,204	4,159	2,954	8,773
Federal income tax expense	411	1,413	1,006	2,981

Net income	$793	$2,746	$1,948	$5,792

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

General: Our financial services segment consists of revenues earned and expenses incurred from our insurance operations. Our primary products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credited to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

     Earnings from products accounted for as insurance policy liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the “investment spread”. Our investment spread is summarized as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net investment yield on invested assets	4.86%	5.26%	4.99%	5.52%
Weighted average effective crediting rate	3.15	3.89	3.22	3.98

Investment spread	1.71	1.37	1.77	1.54

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

Quarterly analysis:

•	Premium deposits for interest-sensitive and other financial products for the second quarter of 2004 decreased $61.2 million or 48%, to $65.4 million compared to the second quarter of 2003. Deferred annuities decreased $28.0 million or 68%, to $13.2 million. Deposits from equity-indexed annuities decreased $20.7 million or 54%, to $17.9 million. Single premium immediate annuities decreased $12.5 million or 27%, to $34.2 million. Premium deposits decreased in the second quarter of 2004 due to management actions to preserve spread income in response to market conditions. Management actions included reducing crediting rates, lowering agent commissions, and temporarily suspending sales of selected products.

Year-to-date analysis:

•	Premium deposits for interest-sensitive and other financial products for the first six months of 2004 decreased $114.1 million or 45%, to $137.3 million compared to the first six months of 2003. Deferred annuities decreased $64.9 million or 72%, to $25.5 million. Deposits from equity-indexed annuities decreased $34.1 million or 45%, to $41.4 million. Single premium immediate annuities decreased $15.1 million or 18%, to $70.2 million. Premium deposits decreased in 2004 due to management actions to preserve spread income in response to market conditions. Management actions included reducing crediting rates, lowering agent commissions, and temporarily suspending sales of selected products.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

Quarterly analysis:

•	Premium income for the second quarter of 2004 decreased $.6 million or 25%, to $1.8 million compared to the second quarter of 2003, as a result of decreased deposits from ordinary life products and supplemental contracts with life contingencies.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Year-to-date analysis:

•	Premium income for the first six months of 2004 increased $.1 million or 1%, to $4.4 million compared to the first six months of 2003.

Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned on terminated universal life and annuity policies.

Quarterly analysis:

•	Policy income for the second quarter of 2004 increased $1.5 million or 55%, to $4.2 million compared to the second quarter of 2003. Policy income increased due to an expected increase in surrenders in response to management actions taken to reduce crediting rates on some of our annuity products. The increase in annuity surrenders generates greater surrender income from early termination charges associated with these products.

Year-to-date analysis:

•	Policy income for the first six months of 2004 increased $2.6 million or 53%, to $7.6 million compared to the first six months of 2003. Policy income increased due to an expected increase in surrenders in response to management actions taken to reduce crediting rates on some of our annuity products. The increase in annuity surrenders generates greater surrender income from early termination charges associated with these products.

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

Quarterly analysis:

•	Net investment income for the second quarter of 2004 increased $.1 million to $20.6 million compared to the second quarter of 2003. Net investment income increased as a result of a $135.4 million, or 8.9%, increase in the weighted average invested assets for the period which was mostly offset by a decline in the net investment yield earned on average invested assets to 4.86% for the second quarter of 2004, compared to 5.26% for the second quarter of 2003. The decline in net investment yield is due primarily to the timing of investing new premium deposits in assets, which currently earn lower yields than the portfolio yield.

Year-to-date analysis:

•	Net investment income for the first six months of 2004 increased $.3 million or 1%, to $42.1 million compared to the first six months of 2003. Net investment income increased as a result of a $155.5 million, or 10.2%, increase in the weighted average invested assets for the period which was mostly offset by a decline in the net investment yield earned on average invested assets to 4.99% for the first six months of 2004, compared to 5.52% for the first six months of 2003. The decline in net investment yield is due primarily to the timing of investing new premium deposits in assets which currently earn lower yields than the portfolio yield.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Quarterly analysis:

•	Call option income for the second quarter of 2004 decreased $6.0 million to $.1 million compared to the second quarter of 2003. The call option income decrease resulted from changes in the market value of our call options due to changes in the S&P 500 Index and the DJIA Index.

Year-to-date analysis:

•	Call option income for the first six months of 2004 decreased $1.7 million to $1.3 million compared to the first six months of 2003. The call option income decrease resulted from changes in the market value of our call options due to changes in the S&P 500 Index and the DJIA Index.

Fees and other income consist of fee income related to servicing unaffiliated blocks of business and experience refunds.

Quarterly analysis:

•	Fees and other income for the second quarter of 2004 increased $.1 million to $.1 million compared to the second quarter 2003.

Year-to-date analysis:

•	Fees and other income for the first six months of 2004 increased $.1 million to $.2 million compared to the first six months of 2003.

Net realized investment gain fluctuates from period to period and generally arises when securities are sold in response to changes in the investment environment. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the present value of future profits.

Quarterly analysis:

•	Net realized investment gain for the second quarter of 2004 decreased $8.2 million to $.1 million, compared to the second quarter of 2003. The decline was largely due to a strategy in 2003 to realize tax benefits from capital loss carryforwards.

Year-to-date analysis:

•	Net realized investment gain for the first six months of 2004 decreased $17.1 million to $1.2 million compared to the first six months of 2003. The decline was largely due to a strategy in 2003 to realize tax benefits from capital loss carryforwards.

•	Approximately 99% of our fixed maturity securities are classified as investment grade at June 30, 2004.

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

Quarterly analysis:

•	Benefits and claims for the second quarter of 2004 decreased $1.2 million or 38%, to $2.0 million compared to the second quarter of 2003.

Year-to-date analysis:

•	Benefits and claims for the first six months of 2004 decreased $1.3 million or 23%, to $4.3 million compared to the first six months of 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

Quarterly analysis:

•	Interest credited in the second quarter of 2004 decreased $7.4 million or 35%, to $13.7 million compared to the second quarter of 2003, of which $2.7 million related to equity-indexed annuity products and the remaining $11.0 million related to all other interest-sensitive annuity and life insurance products. Interest credited decreased $8.4 million due to the impact of less favorable market performance on equity products. The decrease was offset by $3.0 million due to an 11% increase in average interest sensitive liabilities of $167.8 million compared to the second quarter of 2003, partially reduced by $2.0 million of reductions due to reduced crediting rates.

•	The weighted average credited rate on interest-sensitive liabilities, including equity-indexed annuities, for the second quarter of 2004 and 2003 was 3.18% and 5.51%, respectively. The decrease in average credited rate was due to the impact of less favorable market performance on equity-indexed annuity crediting rates. When offset by gains on call option assets used to hedge equity-indexed annuity liabilities, the “effective” crediting rates for 2004 and 2003 quarters were 3.15% and 3.89%, respectively, a reduction of ..74%.

Year-to-date analysis:

•	Interest credited in the first six months of 2004 decreased $3.9 million or 12%, to $28.9 million compared to the first six months of 2003, of which $6.3 million related to equity-indexed annuity products and the remaining $22.6 million related to all other interest-sensitive annuity and life insurance products. Interest credited decreased $4.9 million due to the impact of less favorable market performance on equity products. The decrease was offset by $4.6 million due to a 13% increase in average interest sensitive liabilities of $197.1 million compared to the first six months of 2003, partially reduced by $3.6 million of reductions due to reduced crediting rates.

•	The weighted average credited rate on interest-sensitive liabilities, including equity-indexed annuities, for the first six months of 2004 and 2003 was 3.38% and 4.39%, respectively. The decrease in average credited rate was due to the impact of less favorable market performance on equity-indexed annuity crediting rates. When offset by gains on call option assets used to hedge equity-indexed annuity liabilities, the “effective” crediting rates for 2004 and 2003 periods were 3.22% and 3.98%, respectively, a reduction of .76%.

Amortization includes 1) amortization of deferred acquisition costs (“DAC”) related to capitalized costs of our insurance business sold and 2) amortization related to the present value of our policies purchased from our acquired insurance business.

Quarterly analysis:

•	Amortization for the second quarter of 2004 decreased $1.5 million or 19%, to $6.5 million compared to the second quarter of 2003. This decrease primarily relates to lower net realized gains of $8.2 million, which resulted in a decrease in amortization of $3.8 million related to those gains offset by a $2.3 million increase in amortization of DAC related costs.

Year-to-date analysis:

•	Amortization for the six months of 2004 decreased $5.2 million or 29%, to $12.7 million compared to the second quarter of 2003. This decrease primarily relates to lower net realized gains of $17.1 million, which resulted in a decrease in amortization of $9.1 million related to those gains offset by a $3.9 million increase in amortization of DAC related costs.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

Quarterly analysis:

•	Other operating expenses were $2.0 million for the second quarter 2004 compared to $1.9 million for 2003.

Year-to-date analysis:

•	Other operating expenses for the first six months of 2004 increased $.5 million or 12%, to $4.4 million compared to the first six months of 2003 due to increased salary expense.

Operating expenses — affiliated consist of general operating expenses, including rent and management fees paid to Standard Management and recorded in the Other Services segment.

Quarterly analysis:

•	Affiliated operating expenses for the second quarter 2004 increased $.1 million to $1.5 million compared to the second quarter 2003.

Year-to-date analysis:

•	Affiliated operating expenses increased $.2 million or 7% to $2.9 million compared to the first six months of 2003 due to increased rental expense.

Interest expense and financing costs — affiliated represents interest expense incurred on the surplus debentures issued to Standard Management.

Quarterly analysis:

•	Affiliated interest expense and financing costs were $.4 million for the second quarter 2004 and 2003, respectively.

Year-to-date analysis:

•	Affiliated interest expense and financing costs were $.8 million for the second quarter 2004 and 2003, respectively.

Federal income tax expense

Quarterly analysis:

•	Federal income tax expense decreased $1.0 million to $.4 million compared to the second quarter of 2003. The effective tax rate was 34% for the second quarter of 2004 and 2003.

Year-to-date analysis:

•	Federal income tax expense decreased $2.0 million to $1.0 million compared to the first six months of 2003. The effective tax rate was 34% for the first six months of 2004 and 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Health Services:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Statement of Operations:
Sales	$1,841	$739	$3,492	$1,431
Cost of goods sold	1,363	442	2,564	1,242

Total gross margin	478	297	928	189
Salaries	1,381	454	2,487	817
Other operating expenses	1,039	1,147	1,783	1,438
Other operating expenses — affiliated	24	—	47	—
Amortization and depreciation	227	88	443	159
Interest expense and financing costs	15	7	29	15
Net realized investment loss	—	—	964	—

Total expenses	2,686	1,696	5,753	2,429
Loss before income taxes	(2,208)	(1,399)	(4,825)	(2,240)
Federal income tax benefit	—	(475)	—	(761)

Net loss	$(2,208)	$(924)	$(4,825)	$(1,479)

General: Our Health Services segment consists of revenues earned and expenses incurred from our pharmaceutical operations. Our primary customer base consists of academic institutions, mental health facilities and consumers. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of sales and fulfillment costs) and management of our operating expenses.

Sales

Quarterly analysis:

•	Sales for the second quarter of 2004 increased $1.1 million or 149%, to $1.8 million compared to the second quarter of 2003, primarily related to the acquisition of Apothecary Solutions in February 2004.

Year-to-date analysis:

•	Sales for the first six months of 2004 increased $2.1 million or 144% to $3.5 million compared to the first six months of 2003, primarily related to the acquisition of Apothecary Solutions.

Total expenses

Quarterly analysis:

•	Total expenses for the second quarter of 2004 increased $1.0 million or 58%, to $2.7 million compared to the second quarter of 2003, primarily related to the acquisition of Apothecary Solutions and expenses related to the continued development of this segment’s selling and marketing platform.

Year-to-date analysis:

•	Total expenses for the first six months of 2004 increased $3.3 million or 137%, to $5.7 million compared to the first six months of 2003, primarily related to the acquisition of Apothecary Solutions, the realized loss on the sale of MCO and the continued development of this segment’s selling and marketing platform.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Net realized loss on investment

Year-to-date analysis:

•	Net realized loss on investment for the first six months of 2004 increased $1.0 million compared to the first six months of 2003 due to the sale of MCO.

Federal income tax benefit

Quarterly analysis:

•	Federal income tax benefit decreased $.5 million to zero, compared to the second quarter of 2003 due to a 100% valuation allowance on the net loss in 2004.

Year-to-date analysis:

•	Federal income tax benefit decreased $.8 million to zero, compared to the first six months of 2003 due to a 100% valuation allowance on the net loss in 2004.

Net loss

Quarterly analysis:

•	Net loss for the second quarter of 2004 increased $1.3 million or 139%, to $2.2 million compared to the second quarter of 2003. Net loss in the 2004 and 2003 periods is due to additional salary expense and marketing costs associated with the continued development of the Health Services segment’s operating platform and infrastructure, as well as ongoing concentrated marketing initiatives.

Year-to-date analysis:

•	Net loss for the first six months of 2004 increased $3.3 million or 226%, to $4.8 million compared to the first six months of 2003. Net loss in the 2004 and 2003 periods is due to additional salary expense and marketing costs associated with the continued development of the Health Services segment’s operating platform and infrastructure, as well as ongoing concentrated marketing initiatives.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Other Services:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)
Statement of Operations:
Operating income – affiliated	$1,478	$1,363	$2,957	$2,727
Interest income – affiliated	402	422	806	844
Fees and other income (loss)	(145)	51	(177)	(22)

Total revenues	1,735	1,836	3,586	3,549
Net investment expenses – affiliated	95	55	149	113
Other operating expenses	1,631	1,935	2,979	3,375
Interest expense and financing costs	1,061	981	2,065	1,998

Total expenses	2,787	2,971	5,193	5,486
Loss before income taxes	(1,052)	(1,135)	(1,607)	(1,937)
Federal income tax benefit	—	(345)	(250)	(666)

Net loss	$(1,052)	$(790)	$(1,357)	$(1,271)

General: Our Other Services segment consists of revenues and expenses primarily related to holding company operations and financing costs.

Operating income — affiliated consists of income from the Financial Services segment related to management fees and rental income.

Quarterly analysis:

•	Operating income — affiliated increased $.1 million or 8%, to $1.5 million compared to the second quarter of 2003 due to increased rental income.

Year-to-date analysis:

•	Operating income — affiliated increased $.2 million or 8%, to $3.0 million compared to the first six months of 2003 due to increased rental income.

Interest income — affiliated consists of interest income from the Financial Services segment related to the surplus debentures issued by Standard Management.

Quarterly analysis:

•	Interest income — affiliated was $.4 million in the second quarter 2004 and 2003.

Year-to-date analysis:

•	Interest income — affiliated was $.8 million in the first six months of 2004 and 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Net investment expenses — affiliated represent interest expense paid to the Financial Services segment.

Other operating expenses consist of holding company operating expenses, including salaries.

Quarterly analysis:

•	Other operating expenses decreased $.3 million or 16%, to $1.6 million compared to the second quarter of 2003 due to decreased salary expense.

Year-to-date analysis:

•	Other operating expenses decreased $.4 million or 12%, to $3.0 million compared to the first six months of 2003 due to decreased salary expense.

Interest expense and financing costs represents interest expense incurred and the amortization of debt issuance costs.

Quarterly analysis:

•	Interest expense and financing costs increased $.1 million or 8%, to $1.1 million in the second quarter 2004 and 2003 due to additional debt balances in 2004.

Year-to-date analysis:

•	Interest expense and financing costs increased $.1 million or 3%, to $2.0 million in the first six months of 2004 and 2003 due to additional debt balances in 2004.

Federal income tax benefit

Quarterly analysis:

•	Federal income tax benefit decreased by $.3 million compared to the second quarter of 2003 due to a 100% valuation allowance on the net loss in 2004.

Year-to-date analysis:

•	Federal income tax benefit decreased by $.4 million compared to the first six months of 2003 due to a valuation allowance on a part of the net loss in 2004.

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

     Equipment Rental Fees: In 2003, we charged Standard Life $1.1 million for the use of our equipment. In 2004, we expect to receive $1.1 million of equipment rental fees from Standard Life.

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

     Mortgage Payable:

     The following are characteristics of our mortgage payable agreement at June 30, 2004:

•	outstanding balance of $6.7 million;

•	weighted average interest rate of 7.33% per annum;

•	principal and interest payments: $57,000 per month through December 2011;

•	interest payments required in 2004 based on current balances will be $.5 million;

•	note may be prepaid on or before January, 2005 at 105% and declining to 101% after December 2008.

Notes Payable:

The following are characteristics of our promissory notes at June 30, 2004:

•	outstanding balance of $1.6 million;

•	interest rate of 2.52% per annum;

The following are characteristics of our senior secured credit agreement at June 30, 2004:

•	outstanding balance of $19.5 million;

•	weighted average interest rate of 5.92% per annum;

•	principal payments: $1.5 million to be paid in 2004, $2.0 million to be paid in 2005, $2.1 million to be paid in 2006, and $2.2 million to be paid in 2007. The remaining principal payment of $12.2 million due in 2008.

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2004 based on current balances will be $1.2 million.

As of June 30, 2004, the Company was in violation of one financial covenant (debt leverage) under our senior secured credit agreement. The balance of this indebtedness at June 30, 2004 was $19.5 million. We have obtained from the lender a waiver of this covenant through March 31, 2005. The Company anticipates being in compliance on or before March 31, 2005.

The following are characteristics of our convertible notes at June 30, 2004:

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

     The following are characteristics of our trust preferred securities at June 30, 2004:

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

     General: On a consolidated basis we reported net cash provided by operations of $26.9 million and $4.5 million for the first six months of 2004 and 2003, respectively, with increase in 2004 primarily due to a decrease in a deferral of acquisition costs. At July 1, 2004, we had “parent company only” cash and short-term investments of $.1 million that are available for general corporate purposes. Annual parent company operating expenses (not including interest expense) were $5.5 million for both 2003 and 2002.

     Contractual Obligations: During the first six months of 2004, there were no significant changes in our reported payments due under contractual obligations at December 31, 2003.

     Off-Balance Sheet Arrangements: We have no off-balance sheet arrangements.

Liquidity of Financial Services

     Financial Services: The principal liquidity requirements of Standard Life are its 1) contractual obligations to policyholders, 2) Surplus Debenture interest, dividends, management fees and rental fees to Standard Management and 3) operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of annuity products. These sources of liquidity for Standard Life significantly exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life’s A.M. Best rating and events in the industry that affect policyholders’ confidence. In July 2004, Standard Life received a rating from A.M. Best of (“B”), or “fair” with a stable outlook, a one-category reduction from its previous rating of (“B+”), or “very good” .

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

     Statutory surplus is computed according to rules prescribed by the National Association of Insurance Commissioners as modified by the Indiana Department of Insurance, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses and in 2004, none of our products cause a statutory loss in the year written. Our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions with funds generated through our debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2004. As of June 30, 2004, Standard Life had statutory capital and surplus for regulatory purposes of $68.6 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life was $7.5 million for the first six months of 2004 and $92.8 million for the first six months of 2003. The decrease is primarily due to a decline in annuity premium deposits. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

     We believe that the operational cash flow of our Health Services segment will not be sufficient to meet our anticipated operational needs for 2004. Therefore, this segment is expected to continue to fund its cash needs through internal and external borrowings and capital contributions from Standard Management. In addition, we anticipate funding the purchase price for the SVS Vision acquisition with a combination of cash on hand, the net proceeds of private sales of equity or debt securities, a portion of the proceeds from the sale of certain of our assets and/or borrowings under a new credit facility currently being negotiated. As of June 30, 2004, our Health Services segment had equity of $(9.8) million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     As discussed under “Recent Developments,” we have entered into a non-binding letter of intent to sell our principal financial services subsidiary and continue the business of Standard Management solely in the health services sector. Substantially all of the Company’s revenues and cash flows have historically come from our financial services business. The proposed sale is subject to a number of conditions as described under “Recent Developments” and no assurance can be given that the proposed transaction will be consummated. If it is consummated, however, and the Company continues operations solely in the health services sector, the Company would, for a time, have significantly less cash flow from operations. However, we anticipate that the transaction will produce substantial cash proceeds and management intends to utilize a significant (but not yet determined) portion of the net cash proceeds from the proposed transaction for the expansion of our Health Services business and anticipates that such amount will be sufficient to satisfy our liquidity needs for at least the next 24 to 36 months. Management also intends to use the proceeds from the transaction to reduce by at least $10 million our senior secured credit facility and for general corporate purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of June 30, 2004 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

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

(b) Reports on Form 8-K

     On May 18, 2004, we filed a report on Form 8-K with the Commission related to a non-binding letter of intent with an unaffiliated third party providing for the sale of our principal financial services subsidiary Standard Life Insurance Company of Indiana, including its subsidiary Dixie National Life Insurance Company.

     On May 18, 2004, we filed a report on Form 8-K with the Commission related to the release of our financial results for the first quarter of 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2004

STANDARD MANAGEMENT CORPORATION
(Registrant)

By: /s/ RONALD D. HUNTER
Ronald D. Hunter
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ GERALD R. HOCHGESANG

Gerald R. Hochgesang
Senior Vice President and Treasurer
(Chief Accounting Officer)