Form 10-Q
period 2004-09-30
STANDARD MANAGEMENT CORP
filed 2004-11-12
CIK 853971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004 or

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

As of November 2, 2004, the Registrant had 7,926,113 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	September 30	December 31
	2004	2003
ASSETS
Investments:
Securities available for sale:
Fixed maturity securities, at fair value (amortized cost $1,628,612 in 2004 and $1,638,048 in 2003)	$1,642,054	$1,644,837
Mortgage loans on real estate	821	3,937
Policy loans	11,069	12,308
Real estate	1,753	1,843
Equity-indexed call options	6,017	19,711
Other invested assets	1,395	2,690
Short-term investments	591	590

Total investments	1,663,700	1,685,916
Cash and cash equivalents	50,967	17,296
Accrued investment income	15,118	17,002
Amounts due and recoverable from reinsurers	38,012	36,277
Deferred policy acquisition costs	162,567	166,411
Present value of future profits	14,451	16,508
Goodwill and intangibles	9,603	10,961
Property and equipment (less accumulated depreciation of $6,654 in 2004 and $5,286 in 2003)	11,980	12,770
Federal income tax recoverable	2,051	6,429
Other assets	6,734	5,201

Total assets	$1,975,183	$1,974,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,842,112	$1,841,545
Accounts payable and accrued expenses	15,766	8,117
Obligations under capital lease	257	551
Mortgage payable	6,660	6,795
Notes payable	23,837	21,000
Current income taxes	22	—
Deferred income taxes	1,321	3,616
Payable to subsidiary trust issuer of “company-obligated trust preferred securities”	20,700	20,700

Total liabilities	1,910,675	1,902,324

Shareholders’ Equity:
Common stock no par value and additional paid in capital:
Authorized 20,000,000 shares; issued 9,446,191 in 2004 and 9,629,167 in 2003	64,370	68,078
Treasury stock, at cost, 1,520,078 shares in 2004 and 1,515,078 shares in 2003	(7,687)	(7,671)
Accumulated other comprehensive income	5,418	2,702
Retained earnings	2,407	9,338

Total shareholders’ equity	64,508	72,447

Total liabilities and shareholders’ equity	$1,975,183	$1,974,771

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenues:
Premium income	$1,508	$2,612	$5,870	$6,913
Net investment income	20,607	19,852	62,701	61,621
Call option income (loss)	(2,737)	1,062	(1,408)	4,051
Net realized investment gain (loss)	(606)	(232)	(380)	18,041
Policy income	4,965	2,864	12,585	7,837
Sales of goods	1,872	825	5,364	2,256
Fees and other income	148	22	388	869

Total revenues	25,757	27,005	85,120	101,588
Benefits and expenses:
Benefits and claims	2,053	4,285	6,338	9,885
Interest credited to interest-sensitive annuities and other financial products	10,452	16,497	39,428	49,271
Amortization and depreciation	8,041	3,042	21,909	20,931
Other operating expenses	5,342	5,913	16,390	16,382
Cost of goods sold	1,430	675	3,994	1,917
Interest expense and financing costs	1,192	1,039	3,294	3,052

Total benefits and expenses	28,510	31,451	91,353	101,438
Income (loss) before federal income tax expense	(2,753)	(4,446)	(6,233)	150
Federal income tax expense (benefit)	(58)	(1,509)	698	44

Income (loss) from continuing operations	(2,695)	(2,937)	(6,931)	106
Loss from the sale of discontinued operations	—	(275)	—	(275)

Net loss	$(2,695)	$(3,212)	$(6,931)	$(169)

Loss per share:
Basic	$(.34)	$(.40)	$(.87)	$(.02)
Diluted	(.34)	(.40)	(.87)	(.02)
Weighted average shares outstanding for basic and diluted earnings per share	7,929,863	8,085,305	7,991,807	8,004,266

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

		Common
		stock and		Accumulated
		additional		other
		paid in	Treasury	comprehensive	Retained
	Total	capital	stock	income (loss)	earnings
Balance at January 1, 2003	$87,734	$63,857	$(7,671)	$11,739	$19,809
Comprehensive loss:
Net loss	(169)	—	—	—	(169)
Other comprehensive loss:
Change in unrealized loss on securities, net of income tax (benefits) of $(1,621)	(3,374)	—	—	(3,374)	—
Comprehensive loss	(3,543)	—	—	—	—
Issuance of common stock and warrants	221	221	—	—	—
Purchase of MCO	4,000	4,000	—	—	—

Balance at September 30, 2003	$88,412	$68,078	$(7,671)	$8,365	$19,640

Balance at January 1, 2004	$72,447	$68,078	$(7,671)	$2,702	$9,338
Comprehensive loss:
Net loss	(6,931)	—	—	—	(6,931)
Other comprehensive income:
Change in unrealized gain on securities, net of income tax of $1,412	2,716	—	—	2,716	—

Comprehensive loss	(4,214)	—	—	—	—
Issuance of common stock	294	294	—	—	—
Exercise of common stock options and warrants	(2)	(2)	—	—	—
Sale of MCO	(4,000)	(4,000)	—	—	—
Treasury stock acquired	(16)	—	(16)	—	—

Balance at September 30, 2004	$64,508	$64,370	$(7,687)	$5,418	$2,407

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30
	2004	2003
Operating Activities
Net loss	$(6,931)	$(169)
Loss from the sale of discontinued operations	—	275
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred policy acquisition costs	20,163	20,720
Deferral of policy acquisition costs paid	(16,962)	(32,644)
Federal income taxes	661	(6,287)
Depreciation and amortization	976	1,369
Insurance policy liabilities	33,117	43,683
Net realized investment gains	(611)	(18,155)
Net accrual of bond discount	7,784	5,879
Change in accrued investment income	1,884	241
Other	179	(378)

Net cash provided by operating activities	40,260	14,534

Investing Activities
Fixed maturity securities available for sale:
Purchases	(432,043)	(1,298,163)
Sales	318,630	828,299
Maturities, calls and redemptions	124,408	260,783
Change in short-term investments, net	12,155	(5,408)
Purchase of long-lived assets	(2,359)	—
Change in other investments, net	3,330	1,093

Net cash provided (used) by investing activities	24,121	(213,396)

Financing Activities
Issuance of convertible note	3,300	—
Borrowings	—	3,138
Repayments of notes and mortgage payable	(1,135)	(1,330)
Premiums received on interest-sensitive and other financial products credited to policyholder account balances, net of premiums ceded	196,539	344,911
Return of policyholder account balances on interest-sensitive annuities and other financial products	(229,416)	(161,111)
Issuance of common stock and warrants	—	34

Net cash provided (used) by financing activities	(30,712)	185,642

Net increase (decrease) in cash	33,671	(13,220)
Cash and cash equivalents at beginning of year	17,296	60,197

Cash and cash equivalents at end of period	$50,967	$46,977

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The following notes should be read along with the notes to the consolidated financial statements included in the Form 10-K, as amended, for the year ended December 31, 2003 of Standard Management Corporation (“we”, “our”, “us”, “Standard Management” or the “Company”).

     Standard Management is a holding company that a) distributes pharmaceutical products and services through its Health Services subsidiaries and b) develops, markets and/or administers annuity and life insurance products through its Financial Services subsidiaries.

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

     Effective February 6, 2004, our newly formed subsidiary, Apothecary Solutions Corporation (“Apothecary Solutions”), acquired certain assets of Alliance Center, Inc. Apothecary Solutions is an institutional pharmacy. The purchase price was $3.7 million.

     Effective April 1, 2004, we sold 95% of Medical Care & Outcomes, LLC (“MCO”) back to its original owners. We recognized a loss on the sale and related severance costs of $964,000 in the first quarter of 2004 in the Health Services segment. MCO was originally purchased with $4 million of our common stock. The divestiture of MCO resulted in the return of our common stock and therefore in a decrease to equity of $4 million in the second quarter of 2004.

Operating Segments

Financial Services

     Our Financial Services segment consists of revenues earned and expenses incurred from our insurance operations, particularly Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”). Our primary insurance products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

     As previously reported, on July 23, 2004 we entered into a non-binding letter of intent with an unaffiliated third party providing for the proposed sale of our principal financial services subsidiary, Standard Life Insurance Company of Indiana. That letter of intent contemplated an initial closing by September 30, 2004 and consummation of the entire transaction by December 31, 2004. As we negotiated toward a definitive agreement with respect to such transaction, we and the potential buyer began to consider alternative structures for the transaction. In addition, as permitted by the letter of intent, we simultaneously engaged in discussions with other, unrelated parties regarding the sale to them of all or a controlling interest in Standard Life. As a result of the ongoing nature of the various negotiations, the September 30, 2004 interim closing date contemplated by the letter of intent passed without a definitive agreement having been entered into. As of the date of this Report, we continue to engage in discussions with the proposed buyer under the letter of intent, as well as with other parties, regarding the potential sale of all or a controlling interest in Standard Life. We have not entered into any additional letters of intent nor have we entered into any definitive agreements with respect to such a transaction, although as discussions proceed our board may authorize such action. The consummation of any such transaction would be subject to numerous conditions including the negotiation and execution of definitive agreements, approval of our shareholders at a meeting called for such purpose, receipt by us of an opinion from our financial advisor that the proposed consideration is fair to us from a financial point of view, consent of the holders of our outstanding company-obligated trust preferred securities to amendments to the governing instruments of such securities, the receipt of various regulatory approvals and other customary closing conditions.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation (continued)

     There can be no assurance that a definitive agreement with respect to the proposed sale of all or a controlling interest in Standard Life will be entered into, that our shareholders will approve such a transaction or that any of the other conditions necessary to consummate the transaction will be satisfied. However, if Standard Life is sold in its entirety, it would remain the intention of management, as previously disclosed, to exit the financial services business altogether and focus the Company’s operations exclusively on our more growth oriented health services business. Such course of action would represent a fundamental shift in the nature of our business. Historically, almost all of our revenue has come from our financial services business. During fiscal 2003, Standard Life accounted for approximately 98% of our total revenues. We only entered the Health Services segment in 2002 and since that time, this business segment has generated substantial net losses and very little revenue, primarily due to its nature as a start-up operation. Management believes, however, that the more growth oriented health services business provides a better opportunity to increase shareholder value over the long-term than the more mature financial services business. If we sell 100% of Standard Life, our business without the Financial Services segment would, for a time, have significantly less cash flow from operations, since our financial services business presently accounts for substantially all of our cash flow from operations. However, we anticipate that such sale would produce substantial cash proceeds and management intends to utilize a portion (but not yet determined) of the net cash proceeds from the proposed transaction for the expansion of our health services business (for example through the acquisition of complimentary businesses such as SVS Vision, which acquisition is currently pending regulatory approval). In addition, management anticipates that the remaining net proceeds, in combination with other sources of capital, would be sufficient to satisfy our liquidity needs for approximately the next 24 months. Management also intends to use the proceeds from the transaction to reduce our senior credit facility and for general corporate purposes.

     In the event none of the proposed transactions currently under consideration are consummated, we will consider a number of alternatives available to us including, without limitation, seeking another buyer for our financial services business, or continuing our business as it currently exists and/or seeking additional capital through the public or private equity or debt markets.

Health Services

     Our Health Services segment, which was formed in 2002, and is conducted primarily through our subsidiary U.S. Health Services Corporation, develops and distributes retail and third party reimbursed pharmaceutical products and services through direct-to-consumer as well as institutional channels. Our primary customer base consists of academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies, mental health facilities and consumers. In addition, U.S. Health Services acts as a wholesale distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of goods sold) and management of our operating expenses.

     We announced previously on August 2, 2004 and August 13, 2004 that we have, through our U.S. Health Services subsidiary, signed definitive agreements to acquire SVS Vision Holding Company (“SVS Vision”) and iCare Medical Supply, Inc. and its affiliated companies. These transactions are expected to close in the fourth quarter of 2004 subject to regulatory approval and other conditions. We anticipate funding the purchase price with a combination of cash on hand, the net proceeds of private sales of equity or debt securities, a portion of the proceeds from the sale of certain assets of the Company and/or borrowings under a new credit facility currently being negotiated.

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

     Federal income taxes paid for the nine months ended September 30, 2004 and 2003 was $5.9 million and zero, respectively.

Note 2 — Mortgage Payable, Notes Payable and Company-Obligated Trust Preferred Securities

     Our mortgage payable, notes payable and company-obligated trust preferred securities were as follows (dollars in thousands):

	Interest	September 30	December 31
	Rate (1)	2004	2003
Mortgage payable	7.326%	$6,660	$6,795

Notes payable:
Senior secured credit agreement	5.92%	19,000	20,000
Promissory notes	2.52%	1,537	1,000
Convertible notes	7.00%	3,300	—

		$23,837	$21,000

Company-obligated trust preferred securities	10.25%	$20,700	$20,700

     (1) Current weighted average rate at September 30, 2004.

     As of September 30, 2004, the Company was in violation of one financial covenant (debt leverage) under our senior secured credit agreement. The balance of this indebtedness at September 30, 2004 was $19 million. We have obtained from the lender a waiver of this violation and any similar violation through March 31, 2005. The Company anticipates being in compliance on or before March 31, 2005.

     On February 19, 2004, we sold $3.3 million of our 7% convertible notes due 2009. The notes are convertible at a price equal to $7.00 per share at any time at the holders options subject to certain conditions.

     Interest paid for the nine months ended September 30, 2004 and 2003 was $3.1 million and $2.6 million, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 — Net Unrealized Gain on Securities Available for Sale

     The components of the net unrealized gain on securities available for sale in shareholders’ equity are summarized as follows (dollars in thousands):

	September 30	December 31
	2004	2003
Fair value of securities available for sale	$1,642,054	$1,644,837
Amortized cost of securities available for sale	1,628,612	1,638,048

Gross unrealized gain on securities available for sale	13,442	6,789
Adjustments for:
Deferred policy acquisition costs	(3,066)	(1,313)
Present value of future profits	(2,062)	(1,114)
Deferred federal income tax benefits	(2,827)	(1,512)
Other	(69)	(148)

Net unrealized gain on securities available for sale	$5,418	$2,702

Note 4 — Stock Option Plan

     SFAS No. 123, as amended by SFAS No. 148, allows companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, would result in pro forma net loss and pro forma loss per share of the following for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Reported net loss	$(2,695)	$(3,212)	$(6,931)	$(169)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	—	5	362	253

Pro forma net loss	$(2,695)	$(3,217)	$(7,293)	$(422)

Loss per share:
Basic — as reported	$(.34)	$(.40)	$(.87)	$(.02)
Basic — pro forma	(.34)	(.40)	(.91)	(.07)
Diluted — as reported	(.34)	(.40)	(.87)	(.02)
Diluted — pro forma	(.34)	(.40)	(.91)	(.07)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 — Operations by Business Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenues:
Financial Services	$24,006	$26,078	$80,959	$98,601
Health Services	1,872	825	5,364	2,256
Other Services	1,819	1,938	5,242	6,274
Intercompany eliminations	(1,940)	(1,836)	(6,445)	(5,543)

Consolidated revenues	25,757	27,005	85,120	101,588
Pre-Tax Income (Loss):
Financial Services	$(171)	$(1,442)	$2,783	$7,331
Health Services	(1,730)	(2,430)	(6,555)	(4,670)
Other Services	(852)	(574)	(2,461)	(2,511)

Consolidated pre-tax income (loss)	(2,753)	(4,446)	(6,233)	150

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

     Letter of Intent

     As previously reported, on July 23, 2004 we entered into a non-binding letter of intent with an unaffiliated third party providing for the proposed sale of our principal financial services subsidiary, Standard Life Insurance Company of Indiana. That letter of intent contemplated an initial closing by September 30, 2004 and consummation of the entire transaction by December 31, 2004. As we negotiated toward a definitive agreement with respect to such transaction, we and the potential buyer began to consider alternative structures for the transaction. In addition, as permitted by the letter of intent, we simultaneously engaged in discussions with other, unrelated parties regarding the sale to them of all or a controlling interest in Standard Life. As a result of the ongoing nature of the various negotiations, the September 30, 2004 interim closing date contemplated by the letter of intent passed without a definitive agreement having been entered into. As of the date of this Report, we continue to engage in discussions with the proposed buyer under the letter of intent, as well as with other parties, regarding the potential sale of all or a controlling interest in Standard Life. We have not entered into any additional letters of intent nor have we entered into any definitive agreements with respect to such a transaction, although as discussions proceed our board may authorize such action. The consummation of any such transaction would be subject to numerous conditions including the negotiation and execution of definitive agreements, approval of our shareholders at a meeting called for such purpose, receipt by us of an opinion from our financial advisor that the proposed consideration is fair to us from a financial point of view, consent of the holders of our outstanding company-obligated trust preferred securities to amendments to the governing instruments of such securities, the receipt of various regulatory approvals and other customary closing conditions.

     There can be no assurance that a definitive agreement with respect to the proposed sale of all or a controlling interest in Standard Life will be entered into, that our shareholders will approve such a transaction or that any of the other conditions necessary to consummate the transaction will be satisfied. However, if Standard Life is sold in its entirety, it would remain the intention of management, as previously disclosed, to exit the financial services business altogether and focus the Company’s operations exclusively on our more growth oriented health services business. Such course of action would represent a fundamental shift in the nature of our business. Historically, almost all of our revenue has come from our financial services business. During fiscal 2003, Standard Life accounted for approximately 98% of our total revenues. We only entered the Health Services segment in 2002 and since that time, this business segment has generated substantial net losses and very little revenue, primarily due to its nature as a start-up operation. Management believes, however, that the more growth oriented health services business provides a better opportunity to increase shareholder value over the long-term than the more mature financial services business. If we sell 100% of Standard Life, our business without the Financial Services segment would, for a time, have significantly less cash flow from operations, since our financial services business presently accounts for substantially all of our cash flow from operations. However, we anticipate that such sale would produce substantial cash proceeds and management intends to utilize a portion (but not yet determined) of the net cash proceeds from the proposed transaction for the expansion of our health services business (for example through the acquisition of complimentary businesses such as SVS Vision, which acquisition is currently pending regulatory approval). In addition, management anticipates that the remaining net proceeds, in combination with other sources of capital, would be sufficient to satisfy our liquidity needs for approximately the next 24 months. Management also intends to use the proceeds from the transaction to reduce our senior credit facility and for general corporate purposes.

     In the event none of the proposed transactions currently under consideration are consummated, we will consider a number of alternatives available to us including, without limitation, seeking another buyer for our financial services business, or continuing our business as it currently exists and/or seeking additional capital through the public or private equity or debt markets.

     Acquisitions

     We announced previously on August 2, 2004 and August 13, 2004 that we have, through our U.S. Health Services subsidiary, signed definitive agreements to acquire SVS Vision Holding Company (“SVS Vision”) and iCare Medical Supply, Inc. and its affiliated companies. These transactions are expected to close in the fourth quarter of 2004 subject to regulatory approval and other conditions. We anticipate funding the purchase price with a combination of cash on hand, the net proceeds of private sales of equity or debt securities, a portion of the proceeds from the sale of certain assets of the Company and/or borrowings under a new credit facility currently being negotiated.

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

Comparison of the Three Month and Nine Month Periods Ended September 30, 2004 and September 30, 2003:

The following table summarizes the consolidated results of our operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Income (loss) from continuing operations	$(2,695)	$(2,937)	$(6,931)	$106
Loss from the sale of discontinued operations	—	(275)	—	(275)

Net loss	$(2,695)	$(3,212)	$(6,931)	$(169)

Consolidated Results:

     For the quarter ended September 30, 2004, net loss was $2.7 million compared to a net loss of $3.2 million for the 2003 quarter.

Financial Services:

     Net loss for the current quarter was $.1 million compared to a $.9 million loss for the 2003 quarter. The current quarter was favorably impacted by increased spread income due to reduced crediting rates.

Health Services:

     Net loss for the current quarter was $1.7 million compared to a $1.6 million net loss for the 2003 quarter. The current quarter showed improved gross margins associated with increased revenues from our long-term care business, and lower operating expenses due to reduced development costs. In addition, no tax benefits were recorded on the current quarter losses.

Other Services:

     Net loss for the current quarter was $.9 million compared to a $.4 million net loss for the 2003 quarter. The increase in the net loss was due to a $.2 million tax benefit and a $.2 million net realized gain in the same quarter in 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Financial Services:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(dollars in thousands)
Premiums and Deposits Collected:
Deferred annuities	$14,735	$20,999	$40,247	$111,429
Single premium immediate annuities and other deposits	30,586	45,149	100,746	130,379
Equity-indexed annuities	15,467	26,056	56,882	101,569
Universal and interest-sensitive life	114	115	377	413

Subtotal — interest-sensitive and other financial products financial products	60,902	92,319	198,252	343,790
Traditional life	1,508	2,612	5,870	6,913

Total premiums and deposits collected	$62,410	$94,931	$204,122	$350,703

Statement of Operations:
Revenues:
Premium income	$1,508	$2,612	$5,870	$6,913
Policy income	4,965	2,864	12,585	7,837
Net investment income	20,607	19,858	62,685	61,588
Net investment income — affiliated	95	52	244	165
Call option income (loss)	(2,737)	1,062	(1,408)	4,051
Fees and other income	147	24	372	167
Net realized investment gain (loss)	(579)	(394)	611	17,880

Total revenues	24,006	26,078	80,959	98,601
Benefits and expenses:
Benefits and claims	2,053	4,285	6,368	9,885
Interest credited to interest-sensitive annuities and other financial products	10,452	16,497	39,346	49,271
Amortization	7,872	3,164	19,970	11,360
Amortization — net realized investment gain (loss)	(372)	(122)	193	9,571
Other operating expenses	2,285	1,912	6,694	5,828
Other operating expenses — affiliated	1,456	1,364	4,368	4,091
Interest expense and financing costs — affiliated	431	420	1,237	1,264

Total benefits and expenses	24,177	27,520	78,176	91,270

Income (loss) before federal income tax expense	(171)	(1,442)	2,783	7,331
Federal income tax expense (benefit)	(58)	(495)	948	2,484

Net income (loss)	$(113)	$(947)	$1,835	$4,847

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

General: Our financial services segment consists of revenues earned and expenses incurred from our insurance operations. Our primary products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credited to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses. Our investment spread is summarized as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net investment yield on invested assets	4.96%	4.90%	5.05%	5.44%
Weighted average effective crediting rate	3.05	3.78	3.19	3.94

Investment spread	1.91	1.12	1.86	1.50

     The weighted average effective credited rate represents interest on interest-sensitive liabilities, including equity-indexed annuities, offset by gains on call option assets used to reduce exposure on equity-indexed annuity liabilities.

Deposits collected consist of deposits from our annuity products and other financial products that do not incorporate significant mortality features. For GAAP purposes, these premium deposits are not shown as premium income in the income statement. A change in premium deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in premiums may affect the growth rate of assets on which investment spreads are earned.

Quarterly analysis:

•	Deposits collected for interest-sensitive and other financial products for the third quarter of 2004 decreased $31.4 million or 34%, to $60.9 million compared to the third quarter of 2003. Deferred annuities decreased $6.3 million or 30%, to $14.7 million. Deposits from equity-indexed annuities decreased $10.6 million or 41%, to $15.5 million. Single premium immediate annuities decreased $14.6 million or 32%, to $30.6 million. Deposits collected decreased in the third quarter of 2004 due to management actions to preserve spread income in response to market conditions and due to Standard Life’s A.M. Best rating reduction as described in “Liquidity and Capital Resources — Liquidity of Financial Services”. Management actions included reducing crediting rates, lowering agent commissions and temporarily suspending sales of selected products.

Year-to-date analysis:

•	Deposits collected for interest-sensitive and other financial products for the first nine months of 2004 decreased $145.5 million or 42%, to $198.3 million compared to the first nine months of 2003. Deferred annuities decreased $71.2 million or 64%, to $40.2 million. Deposits from equity-indexed annuities decreased $44.7 million or 44%, to $56.9 million. Single premium immediate annuities decreased $29.6 million or 23%, to $100.7 million. Deposits collected decreased in 2004 due to management actions to preserve spread income in response to market conditions and due to Standard Life’s A.M. Best rating reduction as described in “Liquidity and Capital Resources - Liquidity of Financial Services”. Management actions included reducing crediting rates, lowering agent commissions and temporarily suspending sales of selected products.

Premium income consists of premiums earned from 1) traditional life products and 2) annuity products that incorporate significant mortality features.

Quarterly analysis:

•	Premium income for the third quarter of 2004 decreased $1.1 million or 42%, to $1.5 million compared to the third quarter of 2003, as a result of decreased deposits from ordinary life products and supplemental contracts with life contingencies.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Year-to-date analysis:

•	Premium income for the first nine months of 2004 decreased $1.0 million or 15%, to $5.9 million compared to the first nine months of 2003, as a result of decreased deposits from ordinary life products and supplemental contracts with life contingencies.

Policy income represents 1) mortality income and administrative fees earned on universal life products and 2) surrender income earned on terminated universal life and annuity policies.

Quarterly analysis:

•	Policy income for the third quarter of 2004 increased $2.1 million or 73%, to $5.0 million compared to the third quarter of 2003. Policy income, principally surrender income, increased due to the following: 1) reduced crediting rates on certain of our annuity products, 2) the letter of intent as described in the “Recent Developments” section and 3) Standard Life’s A.M. Best rating reduction as described in “Liquidity and Capital Resources — Liquidity of Financial Services.”

Year-to-date analysis:

•	Policy income for the first nine months of 2004 increased $4.7 million or 61%, to $12.6 million compared to the first nine months of 2003. Policy income increased due to the following: 1) reduced crediting rates on certain of our annuity products, 2) the letter of intent as described in the “Recent Developments” section and 3) Standard Life’s A.M. Best rating reduction as described in “Liquidity and Capital Resources - Liquidity of Financial Services.”

Net investment income includes interest earned on invested assets which fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

Quarterly analysis:

•	Net investment income for the third quarter of 2004 increased $.8 million to $20.7 million compared to the third quarter of 2003. Net investment income increased as a result of a $42.0 million, or 2.6%, increase in the weighted average invested assets for the period and an increase in the net investment yield earned on average invested assets to 4.96% for the third quarter of 2004, compared to 4.90% for the third quarter of 2003.

Year-to-date analysis:

•	Net investment income for the first nine months of 2004 increased $1.2 million or 2%, to $62.7 million compared to the first nine months of 2003. Net investment income increased as a result of a $137.6 million, or 8.9%, increase in the weighted average invested assets for the period which was mostly offset by a decline in the net investment yield earned on average invested assets to 5.05% for the first nine months of 2004, compared to 5.44% for the first nine months of 2003. The decline in net investment yield is due primarily to the timing of investing new premium deposits in assets, which earned lower yields than the average portfolio yield.

Call option income (loss) relates to equity-indexed call options we use to limit risk against unusually high crediting rates on our equity-indexed financial products from favorable returns in the equity market. The market value of these options fluctuates from period to period and is substantially offset by amounts credited to policyholder account balances.

Quarterly analysis:

•	Call option loss for the third quarter of 2004 was $2.7 million compared to call option income of $1.1 million for the third quarter of 2003. The call option loss resulted from changes in the market value of our call options due to changes in the S&P 500 Index and the DJIA Index.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Year-to-date analysis:

•	Call option loss for the first nine months of 2004 was $1.4 million compared to call option income of $4.1 million the first nine months of 2003. The call option income decrease resulted from changes in the market value of our call options due to changes in the S&P 500 Index and the DJIA Index.

Fees and other income consist of fee income related to servicing unaffiliated blocks of business and experience refunds.

Quarterly analysis:

•	Fees and other income for the third quarter of 2004 increased $.1 million to $.1 million compared to the third quarter 2003.

Year-to-date analysis:

•	Fees and other income for the first nine months of 2004 increased $.2 million to $.4 million compared to the first nine months of 2003.

Net realized investment gain (loss) fluctuates from period to period and generally arises when securities are sold in response to changes in the investment environment. Realized investment gains (losses) can affect the timing of the amortization of deferred acquisition costs and the present value of future profits.

Quarterly analysis:

•	Net realized investment loss for the third quarter of 2004 increased $.2 million to $.6 million, compared to the third quarter of 2003.

Year-to-date analysis:

•	Net realized investment gain for the first nine months of 2004 decreased $17.3 million to $.6 million compared to the first nine months of 2003. The decline was largely due to a strategy in 2003 to realize income tax benefits from capital loss carryforwards.

•	Approximately 99% of our fixed maturity securities are classified as investment grade at September 30, 2004.

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

Quarterly analysis:

•	Benefits and claims for the third quarter of 2004 decreased $2.2 million or 52%, to $2.1 million compared to the third quarter of 2003. The decrease in benefits and claims is primarily due to favorable mortality experience of $1.1 million and lower cost of supplementary contracts of $.9 million.

Year-to-date analysis:

•	Benefits and claims for the first nine months of 2004 decreased $3.5 million or 36%, to $6.4 million compared to the first nine months of 2003. The decrease in benefits and claims is primarily due to favorable mortality experience of $1.3 million and lower cost of supplementary contracts of $.8 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Interest credited to interest-sensitive annuities and other financial products represents interest credited to insurance liabilities of the deferred annuities, single premium immediate annuities, equity-indexed annuities and other financial products. This expense fluctuates with changes in 1) the average interest-sensitive insurance liabilities, 2) the average credited rate on those liabilities, 3) changes in the market values of securities underlying our equity-indexed annuities and 4) the impact of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities.

Quarterly analysis:

•	Interest credited in the third quarter of 2004 decreased $6.0 million or 37%, to $10.5 million compared to the third quarter of 2003. Interest credited decreased $5.3 million due to the impact of less favorable market performance on equity products and $1.6 million due to lower crediting rates. These decreases were offset by $.9 million due to a 5% increase in average interest-sensitive liabilities.

•	The weighted average credited rate on interest-sensitive liabilities, including equity-indexed annuities, for the third quarter of 2004 and 2003 was 2.40% and 4.05%, respectively. The decrease in average credited rate was primarily due to the impact of less favorable market performance on equity-indexed annuity crediting rates, but also due to reductions in crediting rates for new and existing business. When offset by gains on call option assets used to hedge equity-indexed annuity liabilities, the “effective” crediting rates for the 2004 and 2003 quarters were 3.05% and 3.78%, respectively, a reduction of 73 basis points.

Year-to-date analysis:

•	Interest credited in the first nine months of 2004 decreased $9.9 million or 20%, to $39.3 million compared to the first nine months of 2003. Interest credited decreased $10.2 million due to the impact of less favorable market performance on equity products and $5.4 million due to lower crediting rates. These decreases were offset by $5.7 million due to a 10.8% increase in average interest-sensitive liabilities of $164.2 million.

•	The weighted average credited rate on interest-sensitive liabilities, including equity-indexed annuities, for the first nine months of 2004 and 2003 was 3.07% and 4.30%, respectively. The decrease in average credited rate was primarily due to the impact of less favorable market performance on equity-indexed annuity crediting rates, but also due to reductions in crediting rates for new and existing business. When offset by gains on call option assets used to hedge equity-indexed annuity liabilities, the “effective” crediting rates for the 2004 and 2003 periods were 3.19% and 3.94%, respectively, a reduction of 75 basis points.

Amortization includes 1) amortization of deferred acquisition costs (“DAC”) related to capitalized costs of our insurance business sold and 2) amortization related to the present value of our policies purchased from our acquired insurance business.

Quarterly analysis:

•	Amortization for the third quarter of 2004 increased $4.5 million or 145%, to $7.9 million compared to the third quarter of 2003. The amortization increase is primarily due to an increase in spread income.

Year-to-date analysis:

•	Amortization for the nine months of 2004 decreased $.8 million or 4%, to $20.1 million compared to the first nine months of 2003. This decrease primarily relates to lower net realized gains of $17.1 million, which resulted in a decrease in amortization of $9.4 million related to those gains offset by an $8.6 million increase in amortization of DAC related costs.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Operating expenses consist of general operating expenses, including salaries, net of deferrable amounts relating to new insurance business sold.

Quarterly analysis:

•	Other operating expenses increased $.4 million to $2.3 million for the third quarter 2004 compared to $1.9 million for the third quarter 2003.

Year-to-date analysis:

•	Other operating expenses for the first nine months of 2004 increased $.9 million or 15%, to $6.7 million compared to the first nine months of 2003 primarily due to increased consulting expense.

Operating expenses — affiliated consist of general operating expenses, including rent and management fees paid to Standard Management and recorded in the Other Services segment.

Quarterly analysis:

•	Affiliated operating expenses for the third quarter 2004 increased $.1 million to $1.5 million compared to the third quarter 2003.

Year-to-date analysis:

•	Affiliated operating expenses for 2004 increased $.3 million to $4.4 million compared to the first nine months of 2003 due to increased rental expense.

Interest expense and financing costs — affiliated represents interest expense incurred on the surplus debentures issued to Standard Management.

Quarterly analysis:

•	Affiliated interest expense and financing costs were $.4 million for the third quarter 2004 and 2003.

Year-to-date analysis:

•	Affiliated interest expense and financing costs were $1.2 million for the first nine months of 2004 and 2003.

Federal income tax expense

Quarterly analysis:

•	Federal income tax benefit decreased $.4 million to $.1 million compared to the third quarter of 2003. The effective tax rate was 34% for the third quarter of 2004 and 2003.

Year-to-date analysis:

•	Federal income tax expense decreased $1.5 million to $.9 million compared to the first nine months of 2003. The effective tax rate was 34% for the first nine months of 2004 and 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Health Services:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(dollars in thousands)
Statement of Operations:
Sales	$1,872	$825	$5,364	$2,256
Cost of goods sold	1,430	675	3,994	1,917

Total gross margin	442	150	1,370	339
Net realized investment loss	—	—	964	—
Salaries	1,061	618	3,590	1,401
Other operating expenses	829	1,868	2,569	3,339
Other operating expenses — affiliated	24	—	72	—
Amortization and depreciation	235	87	678	246
Interest expense and financing costs	23	7	52	23

Total expenses	2,172	2,580	6,961	5,009

Loss before income taxes	(1,730)	(2,430)	(6,555)	(4,670)
Federal income tax (benefit)	—	(827)	—	(1,588)

Net loss	$(1,730)	$(1,603)	$(6,555)	$(3,082)

General: Our Health Services segment consists of revenues earned and expenses incurred from our pharmaceutical operations. Our primary customer base consists of academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies, mental health facilities and consumers. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of goods sold) and management of our operating expenses.

Sales

Quarterly analysis:

•	Sales for the third quarter of 2004 increased $1.0 million or 127%, to $1.9 million compared to the third quarter of 2003, primarily related to the acquisition of Apothecary Solutions in February 2004.

Year-to-date analysis:

•	Sales for the first nine months of 2004 increased $3.1 million or 138% to $5.4 million compared to the first nine months of 2003, primarily related to the acquisition of Apothecary Solutions.

Net realized loss on investment

Year-to-date analysis:

•	Net realized loss on investment for the first nine months of 2004 represents the loss on the sale of MCO.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Total expenses

Quarterly analysis:

•	Total expenses for the third quarter of 2004 decreased $.4 million or 16%, to $2.2 million compared to the third quarter of 2003, primarily related to improvements in processes and procedures that offset the increased expenses for Apothecary Solutions.

Year-to-date analysis:

•	Total expenses for the first nine months of 2004 increased $2.0 million or 39%, to $7.0 million compared to the first nine months of 2003, primarily related to the increased expenses for Apothecary Solutions.

Federal income tax benefit

Quarterly analysis:

•	Federal income tax benefit decreased $.8 million to zero, compared to the third quarter of 2003 due to a 100% valuation allowance on the net loss in 2004.

Year-to-date analysis:

•	Federal income tax benefit decreased $1.6 million to zero, compared to the first nine months of 2003 due to a 100% valuation allowance on the net loss in 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Other Services:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(dollars in thousands)
Statement of Operations:
Operating income — affiliated	$1,387	$1,364	$4,161	$4,114
Interest income — affiliated	431	420	1,065	1,264
Net realized investment gain	—	162	—	162
Fees and other income (loss)	1	(8)	16	734

Total revenues	1,819	1,938	5,242	6,274
Net investment expenses — affiliated	55	53	213	165
Other operating expenses	1,447	1,427	4,248	5,589
Interest expense and financing costs	1,169	1,032	3,242	3,031

Total expenses	2,692	2,512	7,703	8,785
Loss before income taxes	(852)	(574)	(2,461)	(2,511)
Federal income tax benefit	—	(187)	(250)	(852)

Net loss	$(852)	$(387)	$(2,211)	$(1,659)

General: Our Other Services segment consists of revenues and expenses primarily related to holding company operations and financing costs.

Operating income — affiliated consists of income from the Financial Services segment related to management fees and rental income.

Quarterly analysis:

•	Operating income — affiliated was $1.4 million in the third quarter of 2004 and 2003.

Year-to-date analysis:

•	Operating income — affiliated increased $.1 million or 1%, to $4.2 million compared to the first nine months of 2003 due to increased rental income.

Interest income — affiliated consists of interest income from the Financial Services segment related to the surplus debentures issued by Standard Management.

Quarterly analysis:

•	Interest income — affiliated was $.4 million in the third quarter of 2004 and 2003.

Year-to-date analysis:

•	Interest income — affiliated decreased $.2 million or 2% to $1.1 million compared to the first nine months of 2003.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Net investment expenses — affiliated represent interest expense paid to the Financial Services segment.

Other operating expenses consist of holding company operating expenses, including salaries.

Quarterly analysis:

•	Other operating expenses was at $1.4 million in the third quarter of 2004 and 2003.

Year-to-date analysis:

•	Other operating expenses decreased $1.3 million or 24%, to $4.2 million compared to the first nine months of 2003 primarily due to decreased salary expense.

Interest expense and financing costs represents interest expense incurred and the amortization of debt issuance costs.

Quarterly analysis:

•	Interest expense and financing costs increased $.1 million or 13%, to $1.2 million compared to the third quarter of 2003 due to additional debt balances in 2004 as a result of the issuance of $3.3 million of convertible notes on February 19, 2004.

Year-to-date analysis:

•	Interest expense and financing costs increased $.2 million or 7%, to $3.2 million compared to the first nine months of 2003 due to additional debt balances in 2004 as a result of the issuance of $3.3 million of convertible notes on February 19, 2004.

Federal income tax benefit

Quarterly analysis:

•	Federal income tax benefit decreased by $.2 million compared to the third quarter of 2003 due to a 100% valuation allowance on the net loss in 2004.

Year-to-date analysis:

•	Federal income tax benefit decreased by $.6 million compared to the first nine months of 2003 due to a valuation allowance on a majority of the net loss in 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Discontinued Operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2003
		(dollars in thousands)
Loss from the sale of Discontinued Operations	$—	$(275)	$—	$(275)

General: Our International Operations (discontinued operations) were sold in 2002.

Loss from the sale of discontinued operations

•	Loss from the sale of discontinued operations in 2003 is due to the Company settling a purchase price adjustment resulting in a $275,000 charge.

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

     Surplus Debenture Interest: The parent company loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements (“Surplus Debentures”), which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance (“Commissioner”). For the quarter ended September 30, 2004 the Commissioner had not yet approved our request of $.4 million in interest payments. Assuming the approvals are granted and the December 31, 2003 interest rate of 6.0% continues, we expect the parent company to receive interest income of $1.6 million from the Surplus Debentures in 2004.

     Dividends paid from Standard Life are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner, if the dividend or distribution, together with all other dividends and distributions paid within the preceding twelve months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2003, the parent company did not receive dividends from our insurance subsidiaries. In 2004, we could receive dividends of approximately $6.4 million from Standard Life, without regulatory approval and an additional $4.0 million with regulatory approval; however, no such dividends have been paid to date.

     Any dividends the parent company might receive from U.S. Health Services are not limited by any regulatory authority, although the parent company does not expect that we will receive any dividends from U.S. Health Services during 2004 as the parent company continues to fund the losses in the Health Services segment as it continues to develop its operating platform and infrastructure.

     Management Fees: Pursuant to a management services agreement, Standard Life paid $3.6 million during 2003 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $.7 million in 2003 for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2004, the parent company expects to receive management fees of $3.6 million from Standard Life.

     Equipment Rental Fees: In 2003, we charged Standard Life $1.1 million for the use of our equipment. In 2004, the parent company expects to receive $1.1 million of equipment rental fees from Standard Life.

     Lease Income: Effective January 1, 2002, the parent company entered into a lease agreement with Standard Life whereby Standard Life leases approximately 43,000 square feet of our corporate headquarters in Indianapolis. During 2003, the parent company received approximately $.8 million in lease income from Standard Life and expects to receive the same amount in 2004. Also associated with this lease, Standard Life is responsible for its share of building maintenance expenses. During 2003, the parent company was reimbursed $.7 million in maintenance expenses for 2003 and 2002. The parent company expects to be reimbursed $.3 million in maintenance expense in 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Estimated Cash Required in 2004

     As of September 30, 2004, there were no significant changes in our estimated cash required for our mortgage payable, notes payable and company-obligated trust preferred securities at December 31, 2003 as described in our previous periodic reports except for the following paragraph.

     As of September 30, 2004, the Company was in violation of one financial covenant (debt leverage) under our senior secured credit agreement. The balance of this indebtedness at September 30, 2004 was $19 million. We have obtained from the lender a waiver of this violation and any similar violation through March 31, 2005. The Company anticipates being in compliance on or before March 31, 2005.

     General: On a consolidated basis we reported net cash provided by operations of $40.3 million and $14.5 million for the first nine months of 2004 and 2003, respectively with the increase in 2004 primarily due to a decrease in the loss on net realized investment gains and in a deferral of acquisition costs partially offset by a decrease in insurance policy liabilities.

     Contractual Obligations: During the first nine months of 2004, there were no significant changes in our reported payments due under contractual obligations at December 31, 2003.

     Off-Balance Sheet Arrangements: We have no off-balance sheet arrangements.

Liquidity of Financial Services

     Financial Services: The principal liquidity requirements of Standard Life are its 1) contractual obligations to policyholders, 2) Surplus Debenture interest, dividends, advances to parent, management fees and rental fees to Standard Management and 3) operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of annuity products. These sources of liquidity for Standard Life exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life’s A.M. Best rating and events in the industry that affect policyholders’ confidence. In July 2004, Standard Life received a rating from A.M. Best of (“B”), or “fair” with a stable outlook, a one-category reduction from its previous rating of (“B+”), or “very good” .

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

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2004. As of September 30, 2004, Standard Life had statutory capital and surplus for regulatory purposes of $67.3 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life was $(33.5) million and $112.1 million for the first nine months of 2004 and 2003, respectively. The decrease is primarily due to a decline in annuity premium deposits. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

     We believe that the operational cash flow of our Health Services segment will not be sufficient to meet our anticipated operational needs for 2004 and 2005. Therefore, this segment is expected to fund its cash needs through external borrowings and capital contributions from Standard Management. In addition, we anticipate funding the purchase price for the SVS Vision and iCare Medical Supply, Inc, acquisitions with a combination of cash on hand, the net proceeds of private sales of equity or debt securities, a portion of the proceeds from the sale of certain of our assets and/or borrowings under a new credit facility currently being negotiated. As of September 30, 2004, our Health Services segment had a retained deficit of $11.1 million.

     As described under “Recent Developments,” we are engaged in discussions with respect to the sale of all or a controlling interest in our principal financial services subsidiary. If we sell 100% of such subsidiary, we intend to continue the business of Standard Management solely in the Health Services segment. Substantially all of the Company’s revenues and cash flows have historically come from our financial services business. No definitive agreements have been entered into with respect to such a transaction. Any such transaction would be subject to a number of conditions as described under “Recent Developments” and no assurance can be given that the proposed transaction will be consummated. If it is consummated, however, and the Company continues operations solely in the health services segment, the Company would, for a time, have significantly less cash flow from operations. However, we anticipate that the transaction would produce substantial cash proceeds and management intends to utilize a portion (but not yet determined) of the net cash proceeds from the proposed transaction for the expansion of our Health Services business and anticipates that such amount will be sufficient to satisfy our liquidity needs for approximately the next 24 months.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Forward-looking Statements

     All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our ability to consummate the sale of Standard Life, our ability to pay interest on the debentures (and of the Trust to make the corresponding distributions on the preferred securities) following a sale of Standard Life, the prospects of our company after a sale of Standard Life when operating only in the health services segment. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

•	Our ability to consummate the sale of all or a portion of Standard Life.

•	Our ability to successfully operate a health services business with limited industry experience.

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to sell products, the market value of our investments and the lapse rate and profitability of our policies.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Mortality, morbidity and other factors which may affect the profitability of our insurance products.

•	Changes in the federal income tax laws and regulation which may affect the relative tax advantages of some of our products.

•	Increasing competition in the sale of our products.

•	Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products.

•	The availability and terms of future acquisitions and our ability to identify, acquire and successfully integrate acquisitions in the health services segment.

•	The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

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

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of September 30, 2004 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on July 9, 2004, the following individuals were elected to the Board of Directors:

	Shares For	Shares Withheld
Ronald D. Hunter	6,069,753	793,636
James H. Steane II	6,153,021	710,368

A total of 6,863,389 shares were present in person or by proxy at the Annual Meeting of Stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On August 3, 2004, we filed a report on Form 8-K with the Commission related to the execution of a definitive agreement for the purchase of SVS Vision.

     On August 13, 2004, we filed a report on Form 8-K with the Commission related to Regulation FD disclosure regarding the proposed sale of Standard Life.

     On August 13, 2004, we filed a report on Form 8-K with the Commission related to the release of our financial results for the second quarter of 2004.

     On August 16, 2004, we filed a report on Form 8-K with the Commission related to the execution of a Stock Purchase Agreement for the purchase of iCare Medical Supply, Inc, and its affiliated companies.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004

STANDARD MANAGEMENT CORPORATION
(Registrant)

By: /s/ Ronald D. Hunter

Ronald D. Hunter
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael B. Edwards

Michael B. Edwards
Vice President and Corporate Controller
(Chief Accounting Officer)