Form 10-K
period 2004-12-31
STANDARD MANAGEMENT CORP
filed 2005-03-24
CIK 853971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-20882

Standard Management Corporation

(Exact name of registrant as specified in its charter)

Indiana	35-1773567
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10689 North Pennsylvania Street, Indianapolis, Indiana 46280	(317) 574-6200
(Address of principal executive offices)	(Telephone)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value
10.25% Trust Preferred Securities due 2031 of SMAN
Capital Trust I

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  ☐  No☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s common stock as of the end of the most recently completed second quarter as reported on The NASDAQ National Market, was approximately $22.6 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2005 Registrant had outstanding 7,921,113 shares of Common Stock.

Documents Incorporated by Reference: None

PART I

     As used in this report, unless the context otherwise clearly requires, “we”, “our”, “us”, and “Standard Management” refer to Standard Management Corporation and its subsidiaries. All financial information contained in this report is presented in accordance with generally accepted accounting principles (“GAAP”) unless otherwise specified. Our website is located at www.sman.com, however, the information contained on the website is not to be considered incorporated by reference herein.

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

     In 2002, we entered the health services segment. The health services segment is operated through our subsidiary, U.S. Health Services Corporation (“U.S. Health Services”). U. S. Health Services primarily distributes pharmaceutical products and services to institutions, point of care programs, contract repackaging services and consumers.

     On February 9, 2005, Standard Management entered into a definitive Stock and Asset Purchase Agreement (the “Agreement”) with Capital Assurance Corporation (“Capital Assurance”). The Agreement provides for the sale to Capital Assurance of (1) 100% of the capital stock of Standard Life and (2) $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of Standard Management. The Agreement represents the definitive terms for the transactions contemplated by the previously reported letter of intent between the parties. While the proposed transaction is subject to customary conditions, our management expects the transaction to close in the second quarter of 2005. If the proposed transaction is consummated, we will no longer have significant operations in the financial services sector and will focus our attention on our health services business. For more information on this transaction, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”.

Health Services Segment

     Through a series of strategic acquisitions since 2002, our wholly-owned subsidiary, U.S. Health Services has built a pharmaceutical and medical products distribution platform as our entry into the health care business. U.S. Health Services distributes products to patients at a variety of points along the health care continuum. During 2004, we hired intellectual capital from nationally recognized companies to integrate our acquisitions and develop the systems to enable us to effectively and efficiently serve our customers regionally and nationwide. We believe U.S. Health Services is now positioned to capitalize on this solid business foundation and to deploy regional distribution centers as it pursues further strategic growth.

     U.S. Health Services distributes products to patients at a variety of points along the health care continuum. U.S. Health Services differentiates itself within this segment of the health care industry by providing a diverse but interwoven national pharmaceutical and medical supply service. Patients have access to these supplies at all points during their health care and treatment regimen — from prescriptions via home delivery, at the point of discharge from a doctor’s office or hospital, to servicing of the patient’s needs while in a long-term care facility.

     Reflecting our focus on delivery at the patient level, U.S. Health Services has adopted “HomeMed” as its national brand. No matter where the patient calls ‘home’ —private residence, retirement village, independent living, assisted living, or skilled nursing facility—HomeMed reaches the patient with value-added service.

     U.S. Health Services connects with the patient through three major distribution channels:

•	HomeMed Pharmacy serves patients in their private residence;

•	HomeMed Provider Solutions serves patients upon discharge from the hospital or subsequent to a physician office or clinic visit; and

•	HomeMed Long-Term Care serves patients at independent, assisted or skilled nursing facilities and correctional facilities.

These distribution channels were chosen for the following reasons:

•	each represents a potentially profitable market segment for U.S. Health Services;

•	each represents a concentration of patients consuming high volumes of pharmaceuticals and medical supplies; and

•	by distributing at long-term care facilities, hospitals and physicians offices, we are able to serve patients at the point of care (and can continue to service the patient on a longer term basis with direct to home delivery).

     The level of success we achieve will be impacted by how many patients we serve, how many patients take advantage of our multiple product offerings, and our focus on specific disease states (e.g., diabetes) as we effectively exploit particular market niches, such as optical and veterinary.

     We believe, based on industry sources, that the U.S. pharmaceuticals market is valued at approximately $235 billion per year and the medical supply market is valued at approximately $19 billion per year.

     We believe the market provides great opportunities for HomeMed products and services because:

•	the aging U.S. population is increasing and consuming more health care services;

•	select demographic groups are prone to certain diseases requiring greater amounts of medical supplies and pharmaceuticals; and

•	providers, employers and insurers are focusing more attention on ensuring patients receive and follow the clinically proven therapies prescribed by their providers - compliance, adherence and outcomes.

     Cross-selling opportunities are significant between U.S. Health Services’ business lines. A patient served as a customer with HomeMed Provider Solutions receives his initial supply of prescribed medications upon discharge from the hospital or at the conclusion of his office or clinic visit. When maintenance medications (long-term medications) are required, the patient receives those medications and supplies via direct home delivery from HomeMed Pharmacy. One of the key marketing strategies of HomeMed is to continually capitalize on these cross-selling opportunities.

Growth Strategy

     U.S. Health Services’ revenue growth will be addressed by acquiring patients both organically and through strategic acquisitions. We believe we are well positioned to benefit from a rapidly growing population utilizing pharmacy services and medical supplies.

     Patients are acquired through:

— The direct selling efforts of our sales force; and

— Strategic acquisitions of:

•	profitable and established companies with proven management;

•	companies with an existing base of patients; and

•	companies with a product that provides additional cross-selling opportunities.

Acquisition Strategy

     Our acquisition strategy includes acquiring companies to distribute retail and third party reimbursed pharmaceutical products and services. We have identified several potential strategic acquisitions in the institutional pharmacy industry, although there are currently no agreements in place with respect to the acquisition of any entity. These potential acquisitions would also allow us to build to critical mass in terms of both customers served and human and technological capital. While we intend to grow this segment of the business quickly and on a regional basis through acquisitions in the near term, we are also committed to creating operational efficiencies in our existing operations in an attempt to reduce expenses and increase economies available to us, so that our business can grow organically as well. We may acquire companies using cash, shares of our stock, promissory notes or any combination of the three. We intend to use a portion of the net cash proceeds from the proposed sale of Standard Life for selected acquisitions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.

Regulatory Factors

     The pharmaceutical distribution industry has long been subject to regulation by various state and federal agencies. All of our pharmacies are licensed in the states in which they operate and are registered with the appropriate federal authorities with respect to the regulation of controlled substances. Government regulation of pharmacies and drug wholesalers may be expanded in the United States in the future.

     The long-term care pharmacy business also operates under regulatory cost containment pressures through legislation (primarily through Medicaid and Medicare). Any future changes in such reimbursement programs, or in regulations relating thereto, such as reductions in allowable reimbursement levels or the timing of processing of payments, could affect our business.

     On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003, a comprehensive voluntary prescription drug benefit administered under Medicare Part D effective January 1, 2006. The new Act also provides certain cost-sharing government subsidies for individuals who might otherwise qualify for drug coverage under Medicaid or similar government-funded aid programs. Since a portion of our future long-term care pharmacy business will be made available to Medicare-qualified patients who may qualify for this new benefit, this new law may have an adverse effect on the profitability of our business.

     We are subject to Medicare fraud and abuse and anti-self-referral laws which preclude, among other things, (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and (b) physicians from making referrals to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation.

     As of December 31, 2004, approximately 26% of our health services’ pharmacy revenues were from government sponsored programs. Government sponsored programs include Medicaid and, to a lesser extent, Medicare. Our remaining billings are currently paid or reimbursed by individual residents, long-term care facilities and other third-party payors, including private insurers. A portion of these revenues are indirectly dependent on government programs. We anticipate that as the institutional pharmacy portion of our health services segment grows, direct reimbursement from government sponsored programs will become a material portion of our pharmacy billings .

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

Competitive Factors

     The pharmaceutical distribution industry is a highly competitive and fragmented industry, both regionally and nationally. In each of its market segments, U.S. Health Services competes with local, regional and national organizations focused on similar customer groups. In the direct dispensing of pharmaceutical products, we compete with local and national retail, mail order and institutional pharmacies as well as pharmacies owned by long term care facilities. HomeMed competes in this market based on competitive pricing, localized services, a broader product offering, value-added technologies and partnering initiatives that drive shared revenue.

Financial Services Segment

     Our financial services segment includes Standard Life, our principal insurance subsidiary, which was organized in 1934 as an Indiana domiciled life insurer. It is licensed to write new business or service existing business in the District of Columbia and all states except New York and New Jersey. Standard Life currently sells deferred annuities, equity-indexed annuities, and single premium immediate annuities and manages its in force life business. Standard Life has a rating of “B” (Fair) from the rating agency A.M. Best Company, Inc. (“A.M. Best”). This segment also includes Standard Life’s subsidiary Dixie National Life Insurance Company (“Dixie Life”), which has an A.M. Best rating of “B”.

     We have entered into a definitive agreement to sell Standard Life and Dixie Life (see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments).

Marketing

     Standard Life offers a full portfolio of annuity products selected on the basis of their competitive position, profitability and likely consumer acceptance. Such portfolio includes single and flexible premium deferred annuities, equity-indexed annuities and single premium immediate annuities. Standard Life does not offer variable annuity products. Our agency force, which includes approximately 9,400 independent general agents, was organized to provide a lower cost alternative to the traditional captive agency force. These agents distribute a full line of annuity products issued by Standard Life. We believe that both agents and policy owners value the service we provide. We assist agents in 1) submitting and processing policy applications, 2) training and education, and 3) marketing support.

     Each general agent operates his own agency and is responsible for all expenses of the agency. The general agents are compensated directly by Standard Life, which performs issuance, underwriting and accounting functions related to the policy. Standard Life is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 2% of Standard Life’s annual annuity sales in 2004, and the top 20 individual agents accounted for approximately 18% of Standard Life’s annuity sales in 2004. At December 31, 2004, approximately 42% of Standard Life’s independent agents were located in Indiana, California, Florida, Ohio and Michigan with the remaining agents distributed across the remainder of the country. Standard Life is attempting to increase the number and geographic diversity of its agents.

     Standard Life does not have exclusive agency agreements with its agents. Therefore, our management believes most of these agents sell similar products for other insurance companies, which could result in a sales decline if Standard Life’s products were to become relatively less competitive.

Currently Marketed Products

     We primarily market deferred annuities, equity-indexed annuities, and single premium immediate annuities. The following table sets forth the amounts and percentages of our net deposits received from currently marketed products for the years ended December 31 (in thousands):

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Deferred annuities	$52,376	21.2	$129,391	30.8	$320,647	53.5
Equity-indexed annuities	70,634	28.6	125,302	29.8	126,743	21.2
Single premium immediate annuities and other deposits	124,261	50.2	165,797	39.4	151,525	25.3

Total	$247,271	100.0	$420,490	100.0	$598,915	100.0

     Deferred Annuities. Standard Life markets both single and flexible premium deferred annuities, which provide for an initial deposit by the owner. Flexible premium products also provide for optional additional deposits, the time and amount of which are at the discretion of the owner. Standard Life credits the account of the owner with earnings at interest rates that are revised periodically until the maturity date. This accumulated value is tax deferred. Revisions to interest rates on deferred annuities are restricted by an initial crediting rate guaranteed for a specific period of time, usually one year, and a minimum crediting rate guaranteed for the term of the deferred annuity, which is typically 2% to 3%. At maturity, the owner can elect a lump sum cash payment of the accumulated value or one of the various payout options available. Standard Life’s deferred annuities also typically provide for penalty-free partial withdrawals of up to 10% annually of the accumulation value after the owner has held the deferred annuity for more than 12 months. In addition, the owner may surrender the deferred annuity at any time before the maturity date and receive the accumulated value, less any surrender charge then in effect for that contract. To protect holders of deferred annuities from a sharp reduction in the credited interest rate after a deferred annuity is issued, Standard Life permits the deferred annuity holder of certain annuities to surrender the annuity during a specified period without incurring a surrender charge if the renewal-crediting rate is below a stated level. This stated level of interest is referred to as the “bail-out rate” and is typically below the original crediting rate, but above the minimum guaranteed crediting rate. Certain products also contain a market value adjustment feature, whereby a policyholder’s surrender value is adjusted for changes in the interest rate environment. This feature protects us against the risk of policyholder surrender when asset values are depressed.

     As of January 1, 2005, the crediting rates available on new sales of Standard Life’s currently marketed deferred annuities ranged from 3% to 7% with most new issues having an interest rate with a one-year guarantee period. Crediting rates on in force policies range from 2.5% to 7%. The surrender charge is initially 7% to 14% of the contract value depending on the product and decreases over the applicable surrender charge period of 5 to 10 years. As of December 31, 2004, Standard Life had 3,815 deferred annuity contracts in force from currently marketed products.

     Equity-Indexed Annuities. In response to consumers’ desire for alternative investment products with returns linked to common stocks, Standard Life introduced a line of equity-indexed annuity products in 1998. The annuity’s contract value is equal to the premium paid, increased for returns based on the change in the Standard & Poor’s 500 Index (“S&P 500 Index”) and/or the Dow Jones Industrial Average Index (“DJIA Index”). Standard Life’s equity-indexed annuities apply index credits to policyholders annually, so that a given year’s equity credits are locked in, and cannot be reduced by future declines in the index. Two basic index-crediting methods are used for Standard Life’s equity-indexed annuities, “participation rate” crediting and “spread/cap” crediting. For participation rate products, a percentage (the participation rate) of the change in the index accrues to the contract value. For spread/cap products, increases in the index up to the spread amount do not accrue to the contract value, but above the spread, the contract is credited the full amount of the increase in the index up to the limit of the cap. Standard Life has the discretion to annually change the participation rates and spreads/caps on its products. The minimum guaranteed values are equal to between 75% and 90% of first year premiums and between 87.5% and 90% of renewal premiums collected for equity-indexed annuities, plus interest credited at an annual rate of 3%. The annuities provide for penalty-free withdrawals of up to 10% in each year after the first year of the annuity’s term. Other withdrawals from the product are subject to a surrender charge. Standard Life purchases S&P’s 500 Index or DJIA Index call options to mitigate potential increases to policyholder benefits resulting from increases in the index to which the product’s return is linked. As of December 31, 2004, Standard Life had 11,041 equity-indexed contracts in force from currently marketed products.

     Single Premium Immediate Annuities and Supplementary Contracts. Standard Life allows for the payout of premium deposits in an agreed upon payment stream shortly after a premium deposit is received. The payout stream consists of principal plus accumulated interest credited to the annuity and is guaranteed for the term of the contract. These contracts are non-surrenderable and have no commuted value. This product is mainly used for Medicaid Planning, as they are not subject to Medicaid spend-down rules. A single-premium immediate annuity is designed to provide an immediate and steady income stream for a specified number of years of lifetime. Standard Life’s currently marketed deferred annuity and equity indexed annuity products offer policyholders the right to exchange their deferred annuity contract for a supplementary contract which provides a guaranteed stream of benefit payments for a fixed period and/or until the death of the annuitant. These supplementary contracts have characteristics similar to single premium immediate annuities. As of December 31, 2004, Standard Life had 9,883 single premium immediate annuity contracts in force.

     Other Product Information. Premium deposits decreased in 2004 due to management actions to preserve spread income in response to market conditions. Management actions included reducing credited rates and temporarily suspending sales of selected products. Additionally, premium deposits decreased due to the market’s reaction to the announced sale of Standard Life, as more fully described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

     Our gross sale percentages by geographical region are summarized as follows:

State	2004	2003	2002
California	29%	19%	15%
Michigan	21	19	17
Ohio	11	6	6
Indiana	9	11	14
Wisconsin	4	4	4
Texas	3	2	1
Georgia	3	2	2
All other states (1)	20	37	41

Total	100%	100%	100%

(1) No other state had gross sales greater than 3 % in 2004.

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

     Annuities. Our closed blocks of deferred annuities consist primarily of flexible premium deferred annuities and a small amount of single premium deferred annuities, which, unlike flexible premium deferred annuities, do not provide for additional deposits. As of January 1, 2005, these deferred annuities had crediting rates ranging from 3% to 7% and guaranteed minimum crediting rates ranging from 3% to 5.5%. The crediting rate may be changed periodically. The contract owner is permitted to withdraw all or part of the accumulation value. Our closed blocks of annuities include payout annuities which consist of immediate annuities and supplementary contracts in which benefits are paid out over a specified time period. Payout annuities cannot be terminated by surrender or withdrawal. Interest rates used in determining payout annuities range from .7% to 3.0% and cannot be changed after a policy is issued. At December 31, 2004, we had 18,780 annuity contracts in force for closed blocks.

     Traditional Life. Our closed blocks of traditional life business include several types of participating and non-participating, whole life and term life insurance policies. Face amounts vary, but retained death benefits are $150,000 or less per life (after reinsurance considerations). Traditional life insurance products involve fixed premium payments made over time, with the stated death benefit paid in full upon the death of the insured. The whole life policy combines the death benefit with a forced savings plan. Premiums remain level over the life of the policy, with the policyholder prefunding during the early years of coverage when risk of death is low. Over time, whole life policies begin to accrue a cash value, which can be made available to the policyholder net of taxes and withdrawal penalties. The term policy provides benefits only as long as premiums are paid. At December 31, 2004, we had 31,801 traditional life policies in force for closed blocks.

     Universal Life. Our closed blocks of universal life business include flexible premium universal life policies, which provide for periodic deposits, interest credits to account values and charges to the account values for mortality and administrative costs. As of January 1, 2005, the credited interest rate on existing flexible premium universal life policies was 3% to 5.5% with a guaranteed interest rate of 3% to 5.5%. At December 31, 2004, we had 9,158 universal life policies in force for closed blocks.

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

     Our administrative departments use a common integrated policy administration system that permits efficiency and cost control. Our IT system services approximately 84,000 active policies at December 31, 2004.

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

Investments

     Investment activities are an integral part of our business as the investment income of our insurance subsidiaries is a significant part of total revenues. Profitability is significantly affected by spreads between interest earned on invested assets and rates credited on insurance liabilities. The weighted average net yield of our investment portfolio was 4.86%, 5.34% and 6.53% during 2004, 2003 and 2002, respectively.

     We balance the duration of our invested assets with the expected duration of benefit payments arising from insurance liabilities. The “duration” of a security is a measure of a security’s price sensitivity to changes in market interest rates. The option-adjusted duration of fixed maturity securities and short-term investments for our insurance subsidiaries was 4.6 and 4.9 years at December 31, 2004 and 2003, respectively, which reasonably match the duration of our policy liabilities of 4.4 at December 31, 2004 and 2003, respectively.

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

     The National Association of Insurance Commissioners (“NAIC”) assigns quality ratings to securities called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns ratings to publicly traded and privately-placed securities. The ratings assigned range from Class 1 to Class 6, with a rating in Class 1 being of the highest quality. The following table sets forth the quality of our fixed maturity securities as of December 31, 2004, classified in accordance with the ratings assigned by the NAIC:

Percent of Fixed
NAIC Rating	Maturity Securities
1	80
2	19

Total Investment Grade	99
3-4	1
5-6	0

Total	100%

     Deutsche Investment Management Americas Inc. manages our fixed maturity securities, subject to the direction of management and our Investment Committee.

     Approximately 52.4% of our fixed maturity securities at December 31, 2004 are comprised of mortgage-backed securities that include collateralized mortgage obligations and mortgage-backed pass-through securities. Approximately 4.2% of the book value of mortgage-backed securities in our portfolio are backed by the full faith and credit of the U.S. government as to the full amount of both principal and interest and 63.6% are backed by an agency of the U.S. government (although not by the full faith and credit of the U.S. government).

     The following table summarizes our mortgage-backed securities at December 31, 2004 (in thousands):

					Estimated	Avg.
		% of		% of	Avg. Life	Term
	Amortized	Fixed	Fair	Fixed	of	to Final
	Cost	Maturities	Value	Maturities	Investment	Maturity
					(In Years)	(In Years)
Agency collateralized mortgage obligations:
Planned and target amortization classes	$269,730	16.4%	$268,299	16.2%	4.0	19.3
Sequential and support classes	66,994	4.1%	66,095	4.0%	6.5	16.5

Total	336,724	20.5%	334,394	20.2%	4.5	18.7

Non-agency collateralized mortgage obligations:
Planned and target amortization classes	41	0.0%	43	0.0%	1.0	19.2
Sequential classes	30,532	1.9%	30,487	1.8%	3.0	17.5
Other	100,278	6.1%	92,902	5.6%	6.5	7.2

Total	130,851	8.0%	123,432	7.5%	5.7	9.6

Total CMO’s	467,575	28.4%	457,826	27.6%	4.8	16.2

Non agency collateralized mortgage-backed securities	182,939	11.1%	180,453	10.9%	5.5	3.6
Agency mortgage-backed pass-through securities	212,700	12.9%	215,863	13.0%	24.1	24.1

Total mortgage-backed securities	$863,214	52.4%	$854,142	51.4%	9.7	15.5

     The fair values for mortgage-backed securities were determined from broker-dealer markets, internally developed methods and nationally recognized statistical rating organizations.

     Certain mortgage-backed securities are subject to significant prepayment risk, since, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investment, which cannot be reinvested at an interest rate comparable to the rate on the prepaying mortgages. Planned and target amortization class securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches (“support classes”). Mortgage-backed pass-through securities, “sequential” and support class collateralized mortgage obligations, which comprised the remaining 35.9% of the book value of our mortgage-backed securities at December 31, 2004, are more sensitive to prepayment risk.

Reserves

     Our insurance subsidiaries have established and carry as liabilities in their financial statements actuarially and otherwise determined liabilities to satisfy their respective annuity contract and life insurance policy obligations.

     Insurance policy liabilities for deferred annuities and universal life policies are equal to the full account value that accrues to the policyholder (cumulative premiums less certain charges, plus interest credited) with credited interest rates ranging from 2.5% to 7% in 2004 and 3.0% to 7.5% in 2003.

     Insurance policy liabilities for equity-indexed annuity products are computed in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and consist of a book value liability for benefits guaranteed in the contract, combined with a market value liability for equity-linked benefits of the contract.

     We perform periodic studies to compare current experience for mortality, interest and lapse rates with projected experience used in calculating the annuity and life insurance policy liabilities. Differences are reflected currently in earnings for each period. We recorded a charge of $0 and $7.9 million for 2004 and 2003, respectively, related to the acceleration of deferred policy acquisition costs (“DAC”) amortization due to DAC unlocking.

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

Reinsurance

     Consistent with the general practice of the life insurance industry, we have reinsured portions of the coverage provided by our life insurance products with other insurance companies under agreements of indemnity reinsurance. Our policy risk retention limit on the life of any one individual does not exceed $150,000.

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

     Reinsurance ceded on life insurance policies to unaffiliated companies in 2004, 2003 and 2002, excluding financial reinsurance agreements, represented 38%, 39%, and 40%, respectively, of our gross combined individual life insurance in force at the end of such years. Reinsurance assumed in the normal course from unaffiliated companies in 2004, 2003 and 2002 represented 9%, respectively, of our net combined individual life insurance in force.

     The following is reinsurance ceded information for the four reinsurers to which we have ceded the largest amount of life reinsurance at December 31, 2004 (in thousands):

		% of Total
	Face Value of	Reinsurance	Reinsurance
Insurance Company	Life Policies	Ceded	Recoverable
Employers Reassurance Corporation	$115,526	27.6%	$1,359
Lincoln National Life Insurance Company	81,093	19.4%	928
Generali USA Life Reassurance Company	53,887	12.9%	413
Swiss Re Life & Health America	42,343	10.1%	452

     Reinsured life insurance in force at December 31, 2004 is ceded to insurers rated “A-” (Excellent) or better by A.M. Best. Historically, we have not experienced material losses in collection of reinsurance receivables.

     Our largest annuity reinsurer at December 31, 2004, SCOR Life U.S. Insurance Company (“SCOR Life”), represented $16.6 million, or 47% of our total reinsurance recoverable and is rated “B++” (Very Good) by A.M. Best.

Competition

     The life insurance and annuity industry is highly competitive and consists of a large number of both stock and mutual insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines and larger staffs than those possessed by Standard Management. According to the American Council of Life Insurers, as of 2003, there were approximately 1,200 life insurance companies in the United States, which may offer insurance and annuity products similar to ours. Competition within the life insurance and annuity industry occurs on the basis of, among other things, 1) product features such as price and interest rates, 2) perceived financial stability of the insurer, 3) policyholder service, 4) name recognition and 5) ratings assigned by insurance rating organizations.

     We must also compete with other insurers to attract and retain the allegiance of agents. We believe that competition centers more on the strength of the agent relationship rather than on the insurer’s name recognition to the customer. We offer competitive products, competitive commission structures, internet-based agent services, prompt policy issuance and responsive policyholder service and believe we are successful in attracting and retaining qualified agents.

     Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which are marketing insurance and annuity products and which offer competing products such as savings accounts and securities. The passage, by the U.S. Congress, of the Gramm-Leach-Bliley Financial Services Modernization Act (“GLB Act”) has expanded competitive opportunities for non-insurance financial services companies.

     Financial institutions, marketing companies, agents who market insurance products and policyholders use the ratings of an insurer as one factor in determining which insurer’s annuity to market or purchase. Standard Life and Dixie Life each have a rating of “B”, by A.M. Best. A rating of “B” is assigned by A.M. Best to companies that, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity as well as the company’s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competence of its management. A.M. Best’s ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. Generally, rating agencies base their ratings on information furnished to them by the issuer and on their own investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Although a higher rating by A.M. Best or another insurance rating organization could have a favorable effect on Standard Life’s business, management believes that it is able to compete on the basis of their competitive crediting rates, asset quality, strong relations with its independent agents and the quality of service to its policyholders.

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

Regulatory Factors

     Our insurance subsidiaries are subject to significant regulation by the insurance regulatory authorities in the jurisdictions in which they are domiciled and the insurance regulatory bodies in the other jurisdictions in which they are licensed to sell insurance. The purpose of such regulation is primarily to ensure the financial stability of insurance companies and to provide safeguards for policyholders rather than to protect the interest of stockholders or debt holders. The insurance laws of various jurisdictions establish regulatory agencies with broad administrative powers relating to 1) the licensing of insurers and their agents, 2) the regulation of trade practices, 3) management agreements, 4) the types of permitted investments and maximum concentration, 5) deposits of securities, 6) the form and content of financial statements, 7) premiums charged by insurance companies, 8) sales literature and insurance policies, 9) accounting practices and the maintenance of specified reserves and 10) capital and surplus. Our insurance subsidiaries are required to file detailed periodic financial reports with supervisory agencies in certain jurisdictions.

     Most states have also enacted legislation regulating insurance holding company activities including acquisitions, extraordinary dividends, terms of surplus debentures, terms of affiliate transactions and other related matters. The insurance holding company laws and regulations vary by state, but generally require an insurance holding company and its insurance company subsidiaries licensed to do business in the state to register and file certain reports with the regulatory authorities, including information concerning capital structure, ownership, financial condition, certain intercompany transactions and general business operations. State holding company laws also require prior notice or regulatory agency approval of certain material intercompany transfers of assets within the holding company structure. Recently a number of state regulators have considered or have enacted legislative proposals that change, and in many cases increase, the authority of state agencies to regulate insurance companies and holding companies. For additional information on state laws regulating insurance company subsidiaries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 14 to our Consolidated Financial Statements.

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

     Most states, including Indiana, require administrative approval of the acquisition of 10% or more of the outstanding shares of an insurance company incorporated in the state or the acquisition of 10% or more of the outstanding shares of an insurance holding company whose insurance subsidiary is incorporated in the state. The request for approval must be accompanied by detailed information concerning the acquiring parties and the plan of acquisition. The acquisition of 10% of these shares is generally deemed to be the acquisition of “control” for the purpose of the holding company statutes. However, in many states the insurance authorities may find that “control” in fact does or does not exist in circumstances in which a person owns or controls either a lesser or a greater amount of securities. See Item 7 – “Recent Developments” below for more information on the pending sale of Standard Life.

     In some instances, state regulatory authorities require deposits of assets for the protection of either policyholders in those states or for all policyholders. At December 31, 2004, securities of $11.1 million, or approximately .7% of the book value of our insurance subsidiaries’ invested assets, were on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards that the particular state has established.

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

     The NAIC and Indiana have each adopted Risk-Based Capital (“RBC”) requirements for life and health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. State insurance regulators use the RBC requirements as regulatory tools only, which aid in the identification of insurance companies that could potentially lack sufficient capital. Regulatory compliance is determined by a ratio (the “RBC Ratio”) of the company’s regulatory total adjusted capital to its authorized control level RBC. The two components of the RBC Ratio are defined by the NAIC. The RBC ratios that require corrective action are as follows:

Level	RBC Ratio	Corrective Action
Company Action	1.5 - 2	Company is required to submit a plan to improve its RBC Ratio
Regulatory Action	1 - 1.5	Regulators will order corrective actions
Authorized Control	0.7 - 1	Regulators are authorized to take control of the company
Mandatory Control	less than 0.7	Regulators must take over the company

     At December 31, 2004, the RBC Ratios of Standard Life and Dixie Life were 6.3 and 8.7, respectively. If these RBC Ratios should decline in the future, our subsidiaries might be subject to increased regulatory supervision and decreased ability to pay dividends, management fees and surplus debenture interest to Standard Management.

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

     The amounts related to Asset Valuation Reserve and Interest Maintenance Reserve for our insurance subsidiaries at December 31, 2004 are summarized as follows (in thousands):

			Interest
	Asset Valuation	Maximum Asset	Maintenance
	Reserve	Valuation Reserve	Reserve
Standard Life	$6,355	$7,217	$15,406
Dixie Life	$88	$242	$19

     The annual addition to the asset valuation reserve consists of a factor-based basic contribution plus 20% of the difference between the reserve objective and the accumulated balance. If the calculated reserve with current year additions exceeds the maximum reserve amount, the reserve is reduced to the maximum amount. For the year ended December 31, 2004, our insurance subsidiaries each made the required contribution to the asset valuation reserve.

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

Standard Management

Federal Income Taxation

     We file a consolidated return, excluding U.S. Health Services, as well as a U.S. Health Services return for federal income tax purposes. As of December 31, 2004, Standard Management and its subsidiaries had consolidated net capital loss carryforwards of approximately $3.2 million of which $.2 million expires in 2008 and the remainder expires in 2009.

     As of December 31, 2004, Standard Management and its subsidiaries had consolidated net operating loss carryforwards of approximately $19.2 million for tax return purposes, which expire from 2009 to 2024. Of this amount, $16.5 million will only be able to reduce taxable income of U.S. Health Services.

Employees

     As of March 1, 2005, we had 172 employees, 76 of whom were in the health services segment, 84 in the financial services segment and 12 in the other services segment. We believe our future success will depend, in part, on our ability to attract and retain highly-skilled technical, marketing, support and management personnel. We believe we have excellent relations with our employees.

Item 2. Properties

     In December 2001, we signed a promissory note and mortgage due December 31, 2011, with a current outstanding principal amount of $6.4 million at December 31, 2004, used to finance our home office building consisting of 56,000 square feet and located at 10689 North Pennsylvania Street, Indianapolis, Indiana. Approximately 43,000 square feet of the building is leased to Standard Life pursuant to a lease agreement entered into on December 28, 2001. The remaining space is used by Standard Management and U.S. Health Services. We expect that Standard Life will continue to lease approximately 22,000 square feet from us in the event that the sale of Standard Life is consummated as anticipated.

     U.S. Health Services leases approximately 30,000 square feet in an office and warehouse building located at 6210 N. Technology Center Drive, Indianapolis, Indiana. The lease expires April 2007.

Item 3. Legal Proceedings

     We are involved in various legal proceedings in the normal course of business. In most cases, these proceedings involve claims under insurance policies or other contracts. The outcome of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity, or future results of our operations based on our current understanding of the relevant facts and law and our recorded reserves for such matters.

Item 4. Submission of Matters to a Vote of Securities Holders

     None during the 4th quarter of 2004.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock trades on the NASDAQ National Market under the symbol “SMAN”. The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by NASDAQ. We have never paid cash dividends on our common stock. At the close of business on February 28, 2005 there were approximately 3,000 holders of record of the outstanding shares of our common stock. Although our common stock is traded on NASDAQ, no assurance can be given as to the future price of or the markets for the stock.

		Common Stock
		High	Low
2004
	Quarter ended March 31, 2004	$4.12	$3.49
	Quarter ended June 30, 2004	4.18	3.39
	Quarter ended September 30, 2004	3.64	3.05
	Quarter ended December 31, 2004	3.98	2.71
2003
	Quarter ended March 31, 2003	$4.23	$2.60
	Quarter ended June 30, 2003	4.69	3.12
	Quarter ended September 30, 2003	4.65	3.60
	Quarter ended December 31, 2003	4.25	3.11

Equity Compensation Plan Information

     The following provides tabular disclosure of the number of securities to be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under our equity compensation plans. All of our equity compensation plans have been approved by our shareholders.

Number of
securities
	Number of		remaining
	securities to be		available for
	issued upon	Weighted-average	future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
Plan Category	options	options	plans

Equity compensation plans approved by security holders:

1992 Stock Option Plan	1,806,625	$6.00	—
2002 Stock Incentive Plan	683,500	3.36	785,569

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

	Year Ended December 31
	2004	2003	2002	2001	2000
STATEMENT OF INCOME DATA:
Premium income	$7,924	$8,929	$9,173	$9,419	$9,433
Net investment income	83,393	83,009	75,839	58,539	50,278
Call option gain (loss)	2,449	11,951	(10,089)	(5,906)	(7,603)
Net realized investment gain (loss)	(283)	17,876	(19,841)	(10,351)	(4,492)
Total revenues	118,008	136,573	68,224	66,770	61,800
Total benefit and expenses	128,481	147,396	85,549	66,361	58,524
Income (loss) before income taxes, extraordinary loss, discontinued operations and cumulative effect of accounting change	(10,473)	(10,823)	(17,325)	409	3,276
Cumulative effect of accounting change for goodwill impairment	—	—	(1,212)	—	—
Net income (loss) from continuing operations	(10,868)	(10,196)	(9,070)	214	3,189
Gain (loss) from discontinued operations	—	(275)	7,940	—	—
Net income (loss)	(10,868)	(10,471)	(1,130)	1,780	5,267

PER SHARE DATA:
Net income (loss) from continuing operations, assuming dilution	(1.36)	(1.27)	(1.03)	0.03	0.41
Net income (loss), assuming dilution	(1.36)	(1.30)	(0.15)	0.23	0.66
Book value per common share	7.58	8.93	11.17	9.30	8.34
Weighted average common shares outstanding, assuming dilution for continuing operations	7,973,029	8,031,749	7,623,690	7,765,378	7,733,917
Common shares outstanding	7,921,113	8,114,196	7,854,674	7,546,493	7,545,156

BALANCE SHEET DATA (at year end)
Invested assets	$1,685,194	$1,685,916	$1,405,807	$952,754	$742,463
Assets of discontinued operations	—	—	—	430,330	548,730
Total assets	1,947,896	1,974,771	1,715,147	1,613,653	1,470,457
Mortgages payable	6,607	6,795	6,757	6,900	—
Notes payable	26,433	21,000	13,000	19,100	31,500
Subordinated debt	20,700	20,700	20,700	20,700	—
Preferred stock	—	—	—	—	6,530
Shareholders’ equity	60,032	72,447	87,734	70,189	62,899

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

Recent Developments

     Over the past 18 months, the board and management of the Company considered a variety of strategic alternatives that might provide it with adequate financing to pursue its growth strategies for the health services business it embarked on in 2002 and maximize long-term shareholder value. After considering various options, management, in early 2005, committed to the sale of 100% of Standard Life, including Dixie Life. Pursuant to this decision and following months of negotiating, on February 9, 2005, Standard Management entered into a definitive Stock and Asset Purchase Agreement (the “Agreement”) with Capital Assurance Corporation (“Capital Assurance”). The Agreement provides for the sale to Capital Assurance of (i) 100% of the capital stock of Standard Life, and (ii) $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of Standard Management. The Agreement represents the definitive terms for the transactions contemplated by the previously reported letter of intent between the parties. Standard Management expects the transaction to close in the second quarter of 2005.

     The purchase price under the Agreement is $79.5 million, subject to adjustment as described below, which will be payable as follows: (i) $5 million of a new class of 7% cumulative exchangeable preferred stock of Capital Assurance, (ii) assumption by Capital Assurance of approximately $21 million in intercompany obligations of Standard Management to Standard Life and (iii) the balance of the purchase price in cash. The cash portion of the purchase price will be adjusted, post-closing, based on certain changes in the business of Standard Life occurring between October 1, 2004 and the closing of the transaction, including adjustments for, among other things, statutory gains from operations of Standard Life, credit related capital gains and losses, including impairment losses, principal payments on the surplus debentures and capital expenditures by Standard Life. Management currently estimates that based on anticipated adjustments, the post-closing, as adjusted purchase price will be approximately $83 million.

     Standard Management and Capital Assurance have made customary representations, warranties and covenants in the Agreement, including, among others, covenants by Standard Management (i) to conduct the business of Standard Life in the ordinary course and maintain necessary permits and insurance policies during the interim period between the execution of the Agreement and closing, (ii) to not engage in certain types of transactions during such period, (iii) to cause a meeting of the shareholders of Standard Management to be held to approve the Agreement and the transactions contemplated thereby, (iv) to not solicit proposals relating to an alternative sale or business combination transaction and (v) subject to certain exceptions, not to enter into discussions concerning or provide confidential information in connection with proposals for alternative sale or business combination transactions. In addition, Standard Management has agreed to purchase certain assets from Standard Life at closing for approximately $6 million.

     Consummation of the transactions contemplated by the Agreement is subject to customary conditions, including (i) approval of the shareholders of Standard Management, (ii) absence of any law or order prohibiting the closing, (iii) approval of the Indiana Department of Insurance, and (iv) expiration or termination of the Hart-Scott-Rodino waiting period. In addition, each party’s obligation to consummate the transactions contemplated by the Agreement is subject to certain customary conditions, including (i) with certain exceptions, the accuracy of the representations and warranties of the other party and (ii) material compliance of the other party with its covenants.

     Standard Management also agreed to undertake a solicitation of the preferred security holders of SMAN Capital Trust I, a wholly owned subsidiary of Standard Management (the “Trust”) at an estimated cost of approximately $1 million to fund incentive payments in connection with obtaining the consent of the trust preferred holders. If adopted, the amendment would provide us additional financing flexibility by allowing us to enter into certain business transactions, such as the sale of substantially all of our assets, without the acquirer of such assets being required to assume our responsibilities under the indenture. In the event the requisite consents to amend the indenture are not received, Standard Management has the right to require Capital Assurance to assume Standard Management’s obligations under the indenture. If this event were to occur, Standard Management would receive less net cash proceeds from the sale of Standard Life by the net face amount outstanding of the trust preferred securities.

     Also in this Agreement, Standard Management agreed to indemnify Capital Assurance and Standard Life for any losses arising from breaches of any representation or warranty of Standard Management made in the Agreement subject to the applicable survival periods and for certain allocated tax losses, if any of such losses exceed $500,000 in the aggregate. If such indemnification threshold is exceeded, Standard Management would be responsible for paying $250,000 plus the amount of such loss in excess of $500,000, up to a maximum amount equal to the purchase price for losses related to the breach of certain representations and warranties, and up to a maximum amount equal to 50% of the purchase price for breaches of certain other specified representations and warranties. In addition, Standard Management agreed to indemnify Capital Assurance and Standard Life for losses arising out of any litigation pending against Standard Life as of the Closing Date to the extent the loss exceeds Standard Life’s litigation reserve, for any breach of the covenants and agreements made by Standard Management in the Agreement and for certain other tax losses. Standard Management has agreed to pledge the preferred stock to be received as part of the consideration in the transaction to secure up to $5 million of indemnification liabilities.

     Capital Assurance also agreed to indemnify us with respect to any breach of a representation, warranty or covenant made by it under the Agreement, subject to the same limits and the applicable survival periods.

     The Agreement provides termination rights for both Standard Management and Capital Assurance, and further provides that, upon termination of the Agreement under specified circumstances, Standard Management may be required to pay Capital Assurance a termination fee ranging from $1.6 million to $3.2 million, depending on the circumstance leading to the termination, plus reimbursement of up to $2 million of expenses incurred by Capital Assurance in connection with the transaction since November 21, 2004.

     If the proposed sale is consummated, we estimate that, for federal income tax purposes, we will recognize a capital loss on the sale of approximately $22 million, equal to the difference between our adjusted tax basis in Standard Life and the amount realized from the proposed sale. We may recognize a tax benefit in future periods from this capital loss provided that we recognize capital gains within five years. In addition, for accounting purposes, we would expect to record a loss on the sale of approximately $35 million, which is equal to the difference between the expected net book value of the assets sold on the sale date and the purchase price expected to be paid by Capital Assurance in the proposed transaction, plus transaction related expenses.

     Standard Management has filed with the SEC preliminary proxy materials relating to (i) the special meeting of shareholders to be held for the purpose of approving the Agreement and the transactions contemplated thereby and (ii) the solicitation of consents from holders of trust preferred securities of SMAN Capital Trust I to an amendment to the Indenture relating to such securities. Standard Management has set May 18, 2005 as the date for a special meeting of shareholders to vote on the approval of the sale of its subsidiary, Standard Life, to Capital Assurance. Definitive proxy materials will be sent to all shareholders of record (as of April 4, 2005) on or about April 11, 2005.

     If the sale of Standard Life is consummated, Standard Management will no longer operate in the insurance industry (other than certain de minimis activities). At such time, virtually all of our operations will consist of the business of our U.S. Health Services subsidiary and its several operating subsidiaries which comprise our health services operations. If the sale is consummated, Standard Life and its subsidiaries will be treated for accounting purposes as a discontinued operation of Standard Management and the financial statements for all prior periods will be restated to show the operations of Standard Life separately from Standard Management’s continuing operations.

     The discussion of our financial condition and results of operations that follows provides a discussion of both of our historical business segments.

Forward-looking Statements

     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained in this Annual Report on Form 10-K relative to markets for our products, trends in our operations or financial results, statements relating to our ability to consummate the proposed sale of Standard Life and our belief as to the ultimate purchase price for Standard Life, if such sale is consummated, as well as other statements that include words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

•	Our ability to satisfy the contractual conditions necessary to consummate the sale of Standard Life.

•	The ability of our management team to successfully operate a health services business with the limited industry experience.

•	Our ability to expand our health services business both organically and through acquisitions, including our ability to identify suitable acquisition candidates, acquire them at favorable prices and successfully integrate them into our business.

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to obtain additional capital when needed and on favorable terms.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Increasing competition in the sale of our products.

•	The availability and terms of future acquisitions in our health services segment.

•	The risk factors or uncertainties listed from time to time in any document incorporated by reference herein.

     This Annual Report on Form 10-K also contains forward-looking statements specifically relating to our insurance business. If the proposed sale of Standard life is not consummated and we continue to operate in the financial services sector, the following additional factors may cause actual results to differ from those contemplated by the forward-looking statement:

•	Mortality, morbidity and other factors which may affect the profitability of our insurance products.

•	Regulatory changes or actions, including those relating to regulation of financial services affecting bank sales and underwriting of insurance products, regulation of the sale, underwriting, and pricing of insurance products.

•	Changes in the federal income tax laws and regulation which may affect the relative tax advantages of some of our products.

     We caution you that, while forward-looking statements reflect out good faith beliefs, these statements are not guarantees of future performance. In addition, we disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Overview

     Historically we have specialized primarily in the sale of individual annuities. Under accounting principles generally accepted in the United States, or GAAP, premium collections for annuities are reported as insurance policy liabilities instead of as revenues. Sources of revenues for products accounted for as insurance policy liabilities are net investment income, surrender charges deducted from the account balances of policyholders in connection with withdrawals, realized gains and losses on investments and call option income. Components of expenses for products accounted for as insurance policy liabilities are interest credited to account balances, amortization of deferred policy acquisition costs, and other operating costs and expenses.

     Earnings from products accounted for as insurance policy liabilities are primarily generated from the excess of net investment income earned over the interest credited to the policyholder, or the “investment spread”. Our investment spread is summarized as follows for the year ended December 31:

	2004	2003	2002
Net investment yield on invested assets	4.86%	5.34%	6.53%
Weighted average effective crediting rate	3.15	3.84	4.50

Investment Spread	1.71	1.50	2.03

     Our profitability depends in large part upon the amount of assets under our management, investment spreads we earn on our policyholders’ account balances, our ability to manage our investment portfolio to maximize returns and minimize risks such as interest rate changes, defaults or impairment of assets, our ability to manage costs of the options purchased to fund the interest credits on our equity indexed annuities, our ability to manage the costs of acquiring new business (principally commissions to agents and first year bonuses credited to policyholders) and our ability to manage our operating expenses.

     The weighted average effective credited rate represents interest on interest sensitive liabilities, including equity indexed annuities, offset by gains on call option assets used to mitigate changes in equity indexed annuity liabilities.

Product Profitability — Financial Services

     The long-term profitability of life insurance and annuity products depends on the accuracy of the actuarial assumptions that underlie the pricing of such products. Actuarial calculations for such insurance products, and the ultimate profitability of such products, are based on four major factors: 1) mortality, 2) persistency, 3) return on cash invested by the insurer during the life of the policy and 4) expenses of acquiring and administering the policies.

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

     The average expected remaining life of Standard Life’s traditional life and annuity business in force at December 31, 2004 was 6.3 years. This calculation was determined based upon our actuarial models and assumptions as to expected persistency and mortality. Persistency is the extent to which insurance policies sold are maintained by the insured. The persistency of life insurance and annuity products is a critical element of their profitability. However, a surrender charge often applies in the early contract years and declines to zero over time.

     Life insurance policyholders sometimes do not pay scheduled premiums, thus causing their policies to lapse. For the years 2004, 2003, and 2002 Standard Life experienced total policy lapses, excluding surrenders, of 1.9%, 3.1% and 3.4% of total policies in force at December 31 of each year, respectively. Ongoing premiums are not required for annuity policies, so annuities do not experience policy lapses.

     Variances Between Actual and Expected Profits. Actual experience on purchased and produced insurance may vary from projections due to differences in investment spreads, mortality costs, persistency, administrative costs and other factors. Variances from original projections, whether positive or negative, are included in net income as they occur. To the extent that these variances indicate that future experience will differ from the estimated profits reflected in the capitalization and amortization of the PVFP and DAC assets, current and future amortization rates may be adjusted.

Product Accounting

     Present Value of Future Profits. In accordance with industry practice, when we purchase a block of existing insurance business (which we have not done since 1998), we assign a portion of the purchase price, PVFP, as the pre-tax value of the business acquired. The asset is the discounted value of future cash flows arising from the existing block of business. The discount rate used is based upon many elements, such as yields generated on similar business, our cost of capital and the interest rate environment as of the purchase date. Discount rates used in determining our PVFP assets range from 8% to 18%.

     After purchase, amortization of the asset occurs in proportion to profits emerging from the purchased policies. The asset is amortized over the expected life of the block of business. The percentages of expected net amortization of the beginning balance of the total PVFP asset as of December 31, 2004 are expected to be between 9% and 14% in each of the years 2005 through 2009.

     Deferred Policy Acquisition Costs. Insurance policies we issue ourselves will generate significant costs that vary directly with and relate to issuance of that new business. Under GAAP, these acquisition costs on new policies are to be capitalized and recorded as DAC. For universal and interest sensitive life and annuity products, the DAC asset is amortized in proportion to estimated gross profits over the life of the contract. For immediate annuities, DAC is amortized so as to produce a constant yield on the net policyholder liability. Virtually all of our DAC is a result of writing annuity products.

     Net amortization of DAC related to operations was $26.1 million, $22.9 million and $19.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in current year amortization expense resulted primarily from the emergence of gross profits from business sold in recent years. Future expected amortization of DAC, assuming no new business after December 31, 2004 and current assumptions, is as follows (in thousands):

	2005	2006	2007	2008	2009
Gross amortization	$25,850	$21,738	$18,219	$15,336	$12,784
Interest accumulation	3,178	2,573	2,078	1,662	1,312

Net amortization	$22,672	$19,165	$16,141	$13,674	$11,472

     Accounting for Deferred Annuities and Universal and Interest-Sensitive Life Products. We primarily account for our deferred annuity, universal and interest-sensitive life policy deposits in accordance with Statement of Financial Accounting Standards No. 97 (“SFAS 97”), “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses on the Sale of Investments”. Under SFAS 97, a benefit reserve is established at the time of policy issuance in an amount equal to the deposits received. Thereafter, the benefit reserve is adjusted for any additional deposits, interest credited and partial or complete withdrawals. Revenues for annuities and universal and interest-sensitive life policies, other than certain non-interest sensitive annuities, consist of policy charges for surrenders and partial withdrawals, mortality and administration, and investment income earned. These revenues do not include the annuity, universal and interest-sensitive life policy deposits. Expenses related to these products include interest credited to policyowner account balances, operating costs for policy administration, amortization of DAC and mortality costs in excess of account balances.

     Costs relating to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins. At the time of issuance the acquisition expenses, approximately 10% of our initial annuity premium deposits are capitalized as DAC. In accordance with SFAS 97, DAC with interest is amortized over the lives of the policies in a constant relationship to the present value of estimated future gross profits.

     Accounting for Equity Indexed Annuities. Revenues and expenses for equity-indexed annuities are recognized in accordance with the SFAS 97 model, described above. Policy liabilities for equity-indexed annuities are computed in accordance with SFAS 133, which requires that an equity-indexed annuity liability be bifurcated into a “host contract” and a “derivative contract”. The host contract liability is a book value liability providing for the equity-indexed annuity policy’s guaranteed benefits. The derivative contract liability is a market value liability providing for the equity-linked benefits available in the policy. The derivative liability includes a liability for equity-linked benefits accruing during the current contract year, as well as liability amounts for future equity benefits which have not yet been granted.

     Accounting for Traditional Life Products. Traditional life insurance products are accounted as long-duration insurance contracts in accordance with Statement of Financial Accounting Standards No. 60 (“SFAS 60”), “Accounting and Reporting by Insurance Enterprises”. Under SFAS 60, benefit reserves are actuarially calculated using the net level reserve method. Revenues consist of policy premiums and investment income on assets supporting policy liabilities. Expenses consist of policy benefits incurred, increases in policy liabilities, and operating costs for policy administration, and amortization of DAC.

     Costs related to the acquisition of new business, primarily commissions paid to agents, which vary with and are directly related to the production of new business, are deferred to the extent that such costs are recoverable from future profit margins. At the time of issuance, the acquisition expenses are capitalized as DAC. In accordance with SFAS 60, DAC with interest is amortized over the lives of the policies in a constant relationship to policy premiums.

     Accounting for Immediate Annuities. Immediate annuities with no life contingent payments, which comprise the majority of our immediate annuities in force and the majority of new immediate annuity sales, are accounted as investment contracts in accordance with SFAS 97. Revenues consist of investment income, and expenses consist of the imputed interest credits to policies as well as operating costs for policy administration. An initial net premium policy liability is established as initial premium less acquisition costs. The imputed credited rate is the rate, which equates this net premium to the guaranteed payments. After issue, the liability changes by the amount of imputed interest credits and benefit payments. For balance sheet purposes, this net premium liability is presented as a gross premium liability offset by a DAC asset.

     Immediate annuities with payments contingent on the survival of the annuitant are accounted as limited-payment contracts in accordance with SFAS 60, with revenue recognition, expense recognition, and liabilities computed as described above for traditional life products.

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

Investments

     The carrying value of our investment portfolio was $1.7 billion in Financial Services at December 31, 2004. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

     We amortize premiums and discounts as yield adjustments over the contractual lives of fixed maturity securities. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

     When we sell a security, we report the difference between the sales proceeds and amortized cost (determined based on specific identification) as a realized investment gain or loss.

     We periodically evaluate whether the declines in fair value of our investments are other-than-temporary. Our evaluation consists of a review of qualitative and quantitative factors. We also consider additional factors to determine whether the declines in fair value are other-than-temporary, such as downgrades of the security by a rating agency, deterioration in the financial condition of the issuer, and other publicly available issuer-specific news or general market conditions. For investments in companies with no quoted market price, we consider similar qualitative and quantitative factors and also take into account the cost of the investment, the type of investment, subsequent purchases of the same or similar investments, the current financial position and operating results of the company invested in, and such other factors as may be relevant. Declines in fair values of securities deemed to be other-than-temporary are recognized as a realized loss.

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

     Equity indexed call options are derivative instruments linked to the major stock indices (S&P 500 Index and DJIA Index) which are used to mitigate changes in the equity benefits of our equity indexed annuity products. We purchase call options whose payoff characteristics offset the equity benefits of our products. These securities are carried at fair value and the change in fair value is included in net investment income.

DAC and PVFP

     The combined balance of our DAC and PVFP was $174.2 million at December 31, 2004. The recovery of these costs is dependent on the future profitability of the related business.

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

     The assumptions we use to amortize and evaluate the recoverability of the DAC and PVFP involve significant judgment. A significant revision to these assumptions will impact future financial results. We recorded no charge for 2004 and a charge of $7.9 million for 2003 related to the acceleration of DAC amortization due to DAC unlocking.

Goodwill and Intangible Assets

     The balance of our goodwill and intangible assets was $8.8 million at December 31, 2004. The recovery of this asset is dependent on the fair value of the business to which it relates. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is subject to annual impairment tests based on the estimated fair value of the business units. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these businesses. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. A charge of $1.0 million resulting from the impairment of goodwill was recorded in 2004 in the Health Services segment.

Income Taxes

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax basis of assets and liabilities and capital loss carryforwards. We have gross deferred income tax assets of $69.5 million at December 31, 2004. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and capital gains before our capital loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.

     A $7.4 million valuation allowance has been provided on certain operating loss carryforwards at December 31, 2004. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets.

Liabilities for Insurance Products

     The total balance of our liabilities for insurance products was $1.8 billion at December 31, 2004. These liabilities are often payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between pricing assumptions and actual experience will impact future financial results.

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial and other assumptions. These assumptions are generally best estimates, with moderate provision for adverse deviation. Many factors can affect the adequacy of these reserves and liabilities, such as economic and social conditions, inflation, changes in doctrines of legal liability and extra contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience, all consistently applied. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, negatively affecting our operating results.

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

Results of operations by segment for the three years ended December 31, 2004:

Consolidated Results and Analysis

(dollars in thousands)	2004	2003	2002
Loss from continuing operations	$(10,868)	$(10,196)	$(7,858)

Loss from Continuing Operations — 2004

     Net loss from continuing operations for 2004 was $10.9 million compared to a loss of $10.2 million for 2003.

     Health Services: Net loss for 2004 was $10.3 million, compared to a loss of $7.2 million for 2003. The 2004 loss included a goodwill impairment charge of $1 million and net realized investment loss of $1 million. Also, 2004 results were reduced by $3.5 million as a result of recording a valuation allowance on the tax benefits on this segment’s operating and capital losses.

     Financial Services: Net income for 2004 was $2.2 million compared to a net loss of $.2 million for 2003. The 2004 net income was primarily impacted by an increase in net spread income and policy income of $2.1 million net of taxes and net of amortization. The 2003 net loss was negatively impacted by a charge of accelerated amortization of DAC of $5.2 million. Net realized gains after taxes and amortization was $.3 million and $5.4 million during 2004 and 2003, respectively.

     Other Services : Net loss for 2004 was $2.7 million, compared to a net loss of $2.8 million for 2003.

Financial Services:

	2004	2003	2002
	(dollars in thousands)
Premiums and deposits collected:
Deferred annuities	$52,376	$129,391	$320,647
Equity-indexed annuities	70,634	125,302	126,743
Single premium immediate annuities and other deposits	124,261	165,797	151,525
Universal and interest-sensitive life	496	542	601

Subtotal — interest-sensitive and other financial products premium deposits	247,767	421,032	599,516

Traditional life	7,811	8,929	9,173

Total premiums and deposits collected	$255,578	$429,961	$608,689

Statement of Operations:
Premium income	$7,811	$8,929	$9,173
Policy income	16,767	10,839	8,084

Total policy related income	24,578	19,768	17,257
Net investment income	83,334	82,904	75,823
Net investment income - affiliated	326	220	253
Call option gain (loss)	2,449	11,951	(10,089)
Fees and other income	516	336	742
Net realized investment gain (loss)	709	17,814	(18,835)

Total revenues	111,912	132,993	65,151

Benefits and claims	7,970	12,942	9,938
Interest credited to interest sensitive annuities and other financial products	56,028	71,600	42,650
Amortization	27,791	33,916	10,622
Operating expenses	9,657	8,405	7,139
Operating expenses - affiliated	5,454	5,454	4,854
Interest expense and financing costs - affiliated	1,702	1,675	1,800

Total benefits and expenses	108,602	133,992	77,003

Operating income (loss) before income taxes	3,310	(999)	(11,852)

Federal income tax expense (benefit)	1,126	(812)	(6,535)

Operating income (loss) after income taxes	2,184	(187)	(5,317)

Cumulative effect of accounting change for goodwill impairment	—	—	1,212

Net income (loss)	$2,184	$(187)	$(6,529)

Supplemental Information:

	2004	2003	2002
Number of annuity contracts in force	33,636	34,424	38,194

Number of life policies in force	40,959	44,348	50,791

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

     Deposits collected consist of deposits from our flexible premium deferred annuities, equity-indexed annuities, single premium immediate annuities and other financial products that do not incorporate significant mortality features. Under GAAP, these premium deposits are not shown as premium income in the statement of operations. A change in premium deposits in a single period does not directly cause our operating income to change, although continued increases or decreases in premiums may affect the growth rate of assets on which investment spreads are earned.

•	Deposits collected for interest sensitive annuities and other financial products for 2004 decreased $173.3 million or 41%, to $247.8 million. Deferred annuities decreased $77.0 million or 60%, to $52.4 million. Equity indexed annuities decreased $54.7 million or 44%, to $70.6 million. Single premium immediate annuities and other deposits decreased $41.5 million or 25%, to $124.3 million.

•	Deposits collected for interest sensitive annuities and other financial products for 2003 decreased $178.5 million or 30%, to $421.0 million. Deferred annuities decreased $191.3 million or 60%, to $129.3 million. Equity indexed annuities decreased $1.4 million or 1%, to $125.3 million. Single premium immediate annuities and other deposits increased $14.3 million or 9%, to $165.8 million.

     Deposits collected decreased in 2004 and 2003 due to management actions to preserve spread income in response to market conditions. These actions included reducing crediting rates, and temporarily suspending sales of selected products. Additionally, deposits collected decreased in 2004 due to the market’s reaction to the announced sale of Standard Life, as more fully described in “Recent Developments” above.

     Premium income consists of premiums earned from 1) annuity products that incorporate significant mortality features and 2) traditional life products.

•	Premium income for 2004 decreased $1.1 million or 13%, to $7.8 million.

•	Premium income for 2003 decreased $.2 million or 3%, to $8.9 million.

Premium income decreased during 2004 and 2003 primarily as a result of policy lapses and surrenders.

     Policy income represents 1) surrender income earned as a result of terminated universal life and annuity policies and 2) mortality income and administrative fees earned on universal life products.

•	During 2004, policy income increased $5.9 million or 55%, to $16.8 million.

•	During 2003, policy income increased $2.8 million or 34%, to $10.8 million.

Policy income increased during 2004 and 2003 primarily as a result of an increase in policy surrender charges.

     Net investment income includes interest earned on invested assets and fluctuates with changes in 1) the amount of average invested assets supporting insurance liabilities and 2) the average yield earned on those invested assets.

•	During 2004, net investment income increased $.4 million or 1% to $83.3 million. Average cash and invested assets, at book value, increased by $122.7 million or 8% due to the growth in insurance liabilities from annuity sales in recent periods.

•	During 2003, net investment income increased $7.1 million or 9% to $82.9 million. Average cash and invested assets, at book value, increased by $348.6 million or 29% due to the growth in insurance liabilities from annuity sales in recent periods.

•	Our net investment yield for 2004, 2003 and 2002 was 4.86%, 5.34% and 6.53%, respectively.

•	The decline in net investment yield for 2004 and 2003 resulted from investing new funds generated from annuity sales, from principal repayments, and from the sale of securities during this historically low interest rate environment at interest rates lower than our average portfolio rate.

     Call option gain (loss) relates to equity-indexed products that are used to limit risk against unusually high crediting rates on our equity indexed financial products from favorable returns in the equity market. The market value of these options fluctuates from period to period and are substantially offset by amounts credited to policyholder account balances.

•	During 2004, call option gain decreased by $9.5 million to $2.4 million.

•	During 2003, call option gain was $12.0 million.

     The change in call option results for each period reflects changes in the changes in the S&P 500 Index and the DJIA Index during those periods.

     See “Interest credited to interest sensitive annuities and other financial products” below for additional information regarding the impact of our equity-indexed products.

     Fees and other income consist of fee income related to servicing unaffiliated blocks of business and experience refunds.

•	During 2004, fees and other income increased by $.2 million or 54% to $.5 million.

•	During 2003, fees and other income decreased by $.4 million or 55% to $.3 million. This decrease results from the termination of a marketing and administration contract in 2002.

     Net realized investment gain (loss) fluctuate from period to period and generally arise when securities are sold in response to changes in the investment environment. Realized investment gains may affect the timing of the amortization of DAC and the amortization of the PVFP.

•	Net realized investment gains for 2004 were $.7 million.

•	Net realized investment gains for 2003 were $17.8 million. The majority of the gain was attributable to a strategy to realize income tax benefits from capital loss carryforwards during 2003.

     We maintain a high quality investment portfolio with 99% of our fixed maturity securities classified as investment grade securities as of December 31, 2004 and 2003.

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

•	During 2004, benefits and claims decreased by $5.0 million or 38%, to $8.0 million. Benefits and claims were lower in 2004 primarily due to favorable mortality experience for our in-force life policies and lower premium levels.

•	During 2003, benefits and claims increased by $3.0 million or 30%, to $13.0 million. Benefits and claims were higher in 2003 primarily due to increased death claims and other benefits for our in-force life policies and increased benefit payments for our supplemental contracts including life contingencies.

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

•	During 2004, interest credited decreased $15.6 million or 21.7%, to $56.0 million, of which $11.3 million related to equity indexed annuity products and the remaining $44.7 million related to all other interest sensitive annuity and life insurance products. Interest credited decreased $15.9 million due to the impact of lower equity market returns on equity indexed products. Interest credited increased $7.4 million due to a 9% increase in average interest sensitive liabilities of $139 million compared to 2003 partially offset by $7.1 million of reductions due to reduced crediting rates.

•	During 2003, interest credited increased $29.0 million to $71.6 million, of which $23.0 million related to equity indexed annuity products and the remaining $48.6 million related to all other interest sensitive annuity and life insurance products. Interest credited increased $22.0 million due to the impact of improved equity market performance on equity products. Interest credited increased $12.5 million due to a 33% increase in average interest sensitive liabilities of $381 million compared to 2002, partially offset by $5.5 million of reductions due to reduced crediting rates.

•	The weighted average credited rate on interest sensitive liabilities, including equity indexed annuities, for 2004 and 2003 were 3.30% and 4.62%, respectively. The decrease in average credited rate was due to the impact of less favorable equity market performance on equity indexed annuity crediting rates, and lower crediting rates on non- equity indexed business. When offset by gains on call option assets used to hedge equity indexed annuity liabilities, the “effective” crediting rates for 2004 and 2003 were 3.15% and 3.84%, respectively, a reduction of .69% from the prior period.

     Amortization includes 1) amortization of deferred policy acquisition costs related to capitalized costs of insurance business sold and 2) amortization related to the present value of polices purchased from acquired insurance business.

•	During 2004, amortization decreased $6.1 million to $27.8 million. In 2003, the amortization total included an unlocking charge of $7.9 million plus additional amortization due to capital gains of $9.1 million was partially offset by higher 2004 amortization of $10.7 million due to increased spread and policy income margins.

•	During 2003, amortization increased by $23.3 million or 219%, to $33.9 million. This increase relates primarily to net realized gains and higher annuity sales volume, offset by lower gross profits. We recorded a charge of $7.9 million and $7.8 million for 2003 and 2002, respectively, related to the acceleration of DAC amortization due to DAC unlocking.

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

Operating expenses consist of general operating expenses, including salaries, net of deferrable amounts.

•	During 2004, operating expenses increased by $1.2 million or 15%, to $9.6 million. Operating expenses increased as a result of our capitalizing $.4 million less operating expense during 2004 as a decline in annuity sales from $421 million for 2003 to $248 million in 2004, did not result in a corresponding decline in variable costs. In addition, operating expenses in 2004 increased by $.4 million due to corporate reallocations and $.3 million due to start up costs for new fee generation initiatives.

•	During 2003, operating expenses increased by $1.3 million or 18%, to $8.4 million. Operating expenses increased as a result of our capitalizing $1.2 million less operating expense during 2003 as a decline in annuity sales from the record levels of $600 million for 2002 to $421 million for 2003 did not result in a corresponding decline in variable costs. In addition, operating expenses in 2003 increased by $.4 million for legal costs, including settlement amounts for the favorable disposition of several non-material claims and proceedings in the normal course of business.

     Operating expenses — affiliated consist of general operating expenses, including rent and management fees paid to Standard Management in the Other Services segment.

•	During 2004, affiliated operating expenses remained unchanged from 2003 at $5.5 million.

•	During 2003, affiliated operating expenses increased $.6 million or 12%, to $5.5 million due to increased rental expense.

Interest expense and financing costs — affiliated represents interest expense incurred on the surplus debentures issued to Standard Management.

•	During 2004, affiliated interest expense and financing costs remained unchanged from 2003 at $1.7 million.

•	During 2003, affiliated interest expense and financing costs decreased by $.1 million or 7%, to $1.7 million. The decline in interest expense resulted from the decline in the prime rate.

     The weighted average interest rate for 2004, 2003, and 2002 was 6.30%, 6.20%, and 6.67%, respectively.

Health Services:

	2004	2003	2002
	(dollars in thousands)
Statement of Operations:

Sales	$7,120	$2,948	$1,850
Cost of goods sold	5,822	2,445	1,554

Total gross margin	1,298	503	296

Net realized investment loss	964	—	—

Salaries	4,563	1,900	909
Marketing and sales expenses	574	836	100
Other operating expenses	3,580	3,952	920
Depreciation and amortization	1,853	349	110
Interest expense and financing costs	69	31	9

Total expenses	10,639	7,068	2,048

Loss before federal income tax expense (benefit)	(10,305)	(6,565)	(1,752)
Federal income tax expense (benefit)	—	596	(596)

Net loss	$(10,305)	$(7,161)	$(1,156)

     General: Our Health Services segment consists of revenues earned and expenses incurred from our pharmaceutical operations. Our primary customer base consists of academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies, mental health facilities, correctional facilities and consumers. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of our operating expenses.

     Sales

•	During 2004, sales increased $4.2 million or 141.5%, to $7.1 million primarily due to the acquisition of Apothecary Solutions during the early part of 2004.

•	During 2003, sales increased $1.1 million or 59.4%, to $2.9 million.

     Net realized loss on investment

•	During 2004, net realized investment loss represents the loss on the sale of Medical Care & Outcomes, LLC.

     Total expenses

•	During 2004, expenses increased $3.6 million or 50.5% to $10.6 million primarily related to the increased expenses resulting from the Apothecary Solutions acquisition of $3.8 million, primarily salaries for their employees, a $1.0 million goodwill impairment charge, $.4 million related to acquisition costs and other expenses associated with the continued development of U. S. Health Service’s operating platform and infrastructure, as well as ongoing concentrated marketing initiatives.

•	During 2003, expenses increased $5 million or 245.1% to $7.1 million due to the continued development of U. S. Health Service’s operating platform and infrastructure, as well as ongoing concentrated marketing initiatives.

     Federal income tax expense

•	During 2004, federal income tax benefit was $0 due to a 100% valuation allowance on the net loss in 2004.

•	During 2003, we reversed the federal income tax benefit we recorded in 2002 and we recorded a 100% valuation allowance on the net loss.

Other Services:

	2004	2003	2002
	(dollars in thousands)
Statement of Operations:

Operating income — affiliated	$5,548	$5,454	$4,854
Interest income — affiliated	1,702	1,675	1,800
Commission income	—	614	2,442
Fees and other income	182	19	17
Net realized investment gain (loss)	(28)	63	(1,001)

Total revenues	7,404	7,825	8,112

Commission expenses	—	10	777
Net investment expenses — affiliated	326	169	253
Other operating expenses	6,130	6,463	6,461
Interest expense and financing costs	4,426	4,443	4,342

Total expenses	10,882	11,085	11,833

Operating loss before income taxes	(3,478)	(3,260)	(3,721)

Federal income tax benefit	(731)	(412)	(2,336)

Net loss	$(2,747)	$(2,848)	$(1,385)

     General: Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs. During the third quarter of 2003, we sold the assets of our marketing services company, Savers Marketing Corporation, for a $200,000 note receivable. The sale led to the elimination of commission income and commission expenses.

     Operating income — affiliated consists primarily of income from the Financial Services segment related to management fees and rental income.

•	During 2004, operating income — affiliated remained unchanged at $5.5 million.

•	During 2003, operating income — affiliated increased $.6 million or 12%, to $5.5 million due to increased rental income.

     Interest income — affiliated consists of interest income from the Financial Services segment related to the surplus debentures issued by Standard Management.

•	During 2004, interest income — affiliated remained unchanged at $1.7 million.

•	During 2003, interest income — affiliated decreased $.1 million or 7%, to $1.7 million. The decline in interest income resulted from the decline in the prime rate.

     Commission income consists of fee income related to servicing unaffiliated blocks of business.

•	During 2004, commission income decreased to $0 due to the sale of the assets of Savers Marketing.

•	During 2003, commission income decreased $1.8 million or 73%, to $.6 million due to the sale of the assets of Savers Marketing.

     Commission expenses represents commission expenses related to servicing unaffiliated blocks of business.

•	During 2004, commission expenses decreased to $0 due to the sale of the assets of Savers Marketing.

•	During 2003, commission expenses decreased $.8 million or 99%, to $10,000 due to the sale of the assets of Savers Marketing.

     Net investment expenses — affiliated represents interest expense paid to Financial Services.

     Other operating expense consists of corporate operating expenses, including salaries.

•	During 2004, other operating expenses decreased $.3 million or 5% to $6.1 million.

•	During 2003, other operating expenses remained unchanged at $6.5 million.

     Interest expense and financing costs represents interest expense incurred and the amortization of debt issuance costs.

•	During 2004, interest expense and financing costs remained unchanged at $4.4 million.

•	During 2003, interest expense and financing costs increased $.1 million or 2%, to $4.4 million.

     Federal income tax benefit

•	During 2004, federal income tax benefit increased $.3 million or 77%, to $.7 million. During 2004 we utilized partial valuation a allowance of $.4 million.

•	During 2003, federal income tax benefit decreased $1.9 million or 82%, to $.4 million. Federal income tax benefit decreased due to a valuation allowance related to the operating losses recorded in 2003. Also, in 2002, there was a utilization of a previously reserved net operating loss carryforward of $1.0 million.

International Operations (discontinued operations):

     Our International Operations (discontinued operations) were sold in 2002. The 2002 results included revenues earned and expenses incurred from abroad, primarily Europe, and included fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily was dependant on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses. Net income for this operation before we sold it for 2002 was $1.1 million and we realized an initial gain of $6.9 million that year upon the sale. Loss from the sale of discontinued operations in 2003 is due to the Company settling a purchase price adjustment resulting in a $.3 million charge.

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

     We are a holding company whose capital requirements are met through payments received from our subsidiaries. These payments have historically included 1) surplus debenture interest, 2) dividends, 3) management fees, 4) equipment rental fees, 5) lease income and 6) allocation of income taxes, all of which have been subject to restrictions under applicable insurance laws and are used to pay our operating expenses and meet our debt service obligations. Historically, the vast majority of our dividend income, management fee income, rental fee income and lease income have come from Standard Life, which accounted for approximately 94% of our consolidated revenues in 2004. If the proposed sale of Standard Life is consummated, we will no longer have this source of funds and will rely primarily on our health services operations. In addition, we will no longer receive interest on the Surplus Debentures, which we intend to sell to Capital Assurance along with the stock of Standard Life. However, if the sale of Standard Life is consummated, we will receive a substantial amount of cash proceeds as described below.

     Additionally, we have borrowed significant amounts from Standard Life to finance the operations of our Health Services business. As of December 31, 2004, the aggregate amount of such borrowings was $20.7 million. As part of the purchase price for Standard Life, Capital Assurance would assume this indebtedness. These internal sources of liquidity are supplemented by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets. We currently have $18.5 million outstanding with our senior secured credit agreement with a bank. There is currently no availability under this agreement. If the proposed sale of Standard Life is consummated, we intend to repay this agreement in full.

Potential Cash Available for 2005

     Historically, from a parent company perspective, available cash from our existing working capital and from the sources described above would be anticipated to be sufficient to fund our cash requirements for the following year. However, while we expect that such sources will be sufficient to fund our operations until the completion of our pending sale of Standard Life, we expect to have available approximately $27.5 million of net cash proceeds from that sale to fund our subsequent operations and our growth strategies for our U.S. Health Services business. Should the cash proceeds from the sale of Standard Life be substantially reduced from our current expectation (as may be the case as described in the following paragraph), we will need to obtain additional sources of funds in order to grow our health services business in accordance with our current plan. There can be no assurances that such funding will be available under terms and conditions that are favorable to use, if at all.

     In conjunction with our efforts to sell Standard Life, Standard Management also agreed to undertake a solicitation of the preferred security holders of SMAN Capital Trust I, a wholly owned subsidiary of Standard Management (the “Trust”) at an estimated cost of approximately $1 million to fund incentive payments in connection with obtaining the consent of the trust preferred holders. If adopted, the amendment would provide us additional financing flexibility by allowing us to enter into certain business transactions, such as the sale of substantially all of our assets, without the acquirer of such assets being required to assume our responsibilities under the indenture. In the event the requisite consents to amend the indenture are not received, Standard Management has the right to require Capital Assurance to assume Standard Management’s obligations under the indenture. If this event were to occur, the cash proceeds to be received by us in the sale would be reduced by the approximately $20.7 million aggregate liquidation amount of trust preferred securities outstanding, which would reduce the net amount of cash expected to be available to us to operate and expand our health services business from approximately $27.5 million to approximately $7 million. Such an event would make it more likely that we would have to secure additional debt or equity financing to carry out our business plan, and there can be no assurance that we could obtain such financing on acceptable terms or at all.

     While we fully anticipate the sale of Standard Life to be consummated and for such sale to provide significant net cash proceeds to the Company, the following paragraphs assume that such sale does not occur in order to describe our liquidity circumstances in that event (as well as our circumstances up through the date of sale.)

     Surplus Debenture Interest. We loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements (“Surplus Debentures”), which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in

2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance (“Commissioner”). For the quarters ended September 30, 2004 and December 31, 2004 the Commissioner had not yet approved our request of $.8 million in aggregate interest payments. Assuming the approvals are granted and the December 31, 2004 interest rate of 7.5% continues, we expect to receive interest income of $2.0 million from the Surplus Debentures in 2005, assuming a full year ownership of Standard Life.

     Dividends paid from Standard Life are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner, if the dividend or distribution, together with all other dividends and distributions paid within the preceding 12 months, does not exceed the greater of 1) net gain from operations or 2) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2004 and 2003, there were no dividends received from our subsidiaries. In 2005, we could receive dividends of $1.1 million from Standard Life, without regulatory approval and an additional $5.6 million with regulatory approval. However, we do not expect to receive dividends from our subsidiaries in 2005.

     Management Fees. Pursuant to a management services agreement, Standard Life paid $ 3.6 million during 2004 and 2003 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $.9 million and $.7 million in 2004 and 2003, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2005, we expect to receive management fees of $3.6 million from Standard Life, assuming a full year ownership of Standard Life.

     Equipment Rental Fees. In 2004, we received $1.1 million from Standard Life for the use of our equipment and we expect to receive the same amount in 2005, assuming a full year ownership of Standard Life.

     Lease Income. Effective January 1, 2002, we entered into a lease agreement with Standard Life whereby Standard Life leases approximately 43,000 square feet of our corporate headquarters in Indianapolis. During 2004, we received approximately $.8 million in lease income from Standard Life and we expect to receive the same amount in 2005, assuming a full year ownership of Standard Life. Also associated with this lease, Standard Life is responsible for its share of building maintenance expenses. During 2004, we received $.3 million in maintenance expenses. We expect to receive $.3 million in maintenance expense in 2005, assuming a full year ownership of Standard Life.

     Anticipated Sale of Standard Life. Based on management’s expectations regarding the estimated adjusted purchase price for Standard Life, and assuming a final, post-adjustment purchase price of $83 million, we expect the net cash proceeds from the sale, before deducting transaction related fees and expenses, to be approximately $57 million. We intend to use such cash proceeds as follows:

•	approximately $17.7 million for the repayment in full of a bank line of credit;

•	approximately $6 million to purchase certain assets from Standard Life at closing pursuant to the Agreement;

•	approximately $4.3 million for professional fees (investment bankers, attorneys, accountants) and miscellaneous other expenses (filing fees, printing and mailing proxy materials, prepayment penalties, severance payments, etc.);

•	approximately $1 million to fund incentive payments in connection with obtaining the consent of the trust preferred holders;

•	$.5 million to reduce the principal amount outstanding under the mortgage on our home office; and

•	the remaining approximately $27.5 million as working capital to support and expand our health services business, including through selected strategic acquisitions.

     In addition, we anticipate that Standard Life, after the sale, will still lease space from us for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% perpetual -cumulative exchangeable preferred stock we expect to receive as partial consideration in our sale of Standard Life.

Estimated Cash Required in 2005

     The following are the characteristics of our mortgages payable, promissory notes, notes payable and subordinated debentures, including estimated required payments in 2005.

     Mortgages Payable:

     The following are characteristics of our mortgages payable agreement at December 31, 2004:

•	outstanding balance of $6.6 million;

•	weighted interest rate of 7.32% per annum;

•	principal and interest payments: $57,000 per month through December 2011;

•	interest payments required in 2005 based on current balances will be $.4 million;

•	mortgage may be prepaid on or before January 2005 at 105% and declining to 101% after December 2008;

•	additional $.5 million principal reduction payment to be made upon the sale of Standard Life.

     Promissory Notes:

     The following are characteristics of our promissory notes at December 31, 2004:

•	outstanding balance of $1.9 million;

•	weighted average interest rate of 2.64% per annum;

•	principal and interest payments: $1 million in 2005, $.5 million in 2006, $.3 million in 2007 and $.1 million in 2008.

     Notes Payable:

     The following are characteristics of our senior secured credit agreement at December 31, 2004:

•	outstanding balance of $18.5 million;

•	weighted average interest rate of 5.86%;

•	principal payments: $2.0 million to be paid in 2005, $2.1 million to be paid in 2006, $2.2 million to be paid in 2007, and $12.2 million to be paid in 2008;

•	subject to certain restrictions and financial and other covenants;

•	interest payments required in 2005 based on current balances will be $1.0 million;

•	entire balance to be repaid upon sale of Standard Life.

     Convertible Notes Payable:

     The following are characteristics of our 6% Convertible Notes Due 2008 at December 31, 2004:

•	outstanding balance of $2.75 million;

•	interest rate of 6%;

•	interest payments: $.17 million to be paid in each of 2005, 2006 and 2007.

•	Conversion price of $4.20 per share of Standard Management common stock.

     The following are characteristics of our 7% Convertible Notes Due 2009 at December 31, 2004:

•	outstanding balance of $3.3 million;

•	interest rate of 7%;

•	interest payments: $.12 million to be paid in 2005, $.23 million to be paid in each of 2006, 2007 and 2008, $.12 million to be paid in 2009;

•	Conversion price of $4.20 per share of Standard Management common stock.

     Subordinated debentures:

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

     The following are characteristics of our trust preferred securities at December 31, 2004:

•	outstanding balance of $20.7 million;

•	annual distribution rate of 10.25%; distributions may be deferred up to 20 consecutive quarters;

•	matures August 9, 2031;

•	may be redeemed on or after August 9, 2006 at $10 per security plus accumulated and unpaid distributions;

•	distributions required in 2005 based on current balances will be $2.1 million;

•	distributions are classified as interest expense.

     The proceeds from the offering were immediately loaned to Standard Management by the Trust in the form of an equal amount of subordinated debentures. The debentures have similar terms as the preferred securities, including a 10.25% interest rate. Although the Trust is wholly-owned by Standard Management, Standard Management does not consolidate the Trust because all of the income and cash flows of the Trust benefit the preferred security holders rather than Standard Management. As such, the subordinated debentures and related interest expense are reflected in our consolidated results.

     General. On a consolidated basis, we reported net cash provided by operations of $53.5 million and $26.8 million for 2004 and 2003, respectively. Although deposits received on our interest-sensitive annuities and other financial products are not included in cash flow from operations under GAAP, these funds, after returns to policyholders, are also available. Cash generated on a consolidated basis is available to the parent company only to the extent that it is generated at the holding company level or is available through interest, dividends, management fees or other payments from our subsidiaries.

     At December 31, 2004, we had “parent company only” cash and short-term investments of $.4 million. These funds are available for general corporate purposes. Our “parent company only” operating expenses, not including interest expense, were $6.1 million and $5.5 million for 2004 and 2003, respectively.

     Contractual Obligations. In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these contracts, excluding policyholders contracts, are set forth in the following table as of December 31, 2004 (in thousands) and do not assume the sale of Standard Life and related transactions:

		Payment due by period
	Total	Less than 1 year	1-2 Years	3-4 Years	More than 5 years
Long-Term Debt Obligations	$114,889	$7,160	$13,062	$22,060	$72,607
Capital Lease Obligations	684	384	300	—	—
Operating Lease Obligations	954	376	558	20	—
Purchase Obligations	100	100	—	—	—

Total	$116,627	$8,020	$13,920	$22,080	$72,607

(Payments include principal and interest)

     Off-Balance Sheet Arrangements. We have no off-balance sheet financing arrangements, other than the Trust as discussed above.

Liquidity of Financial Services

     The principal capital requirements of Standard Life are its 1) contractual obligations to policyholders, 2) surplus debenture interest, dividends, management fees and rental fees to Standard Management and 3) operating expenses. The primary source of funding for these obligations has been cash flow from premium income, net investment income, investment sales and maturities and sales of annuity products. These sources of liquidity for Standard Life exceed scheduled uses. Liquidity is also affected by unscheduled benefit payments including death benefits, policy withdrawals and surrenders. The amount of withdrawals and surrenders is affected by a variety of factors such as renewal interest crediting rates, interest rates for competing products, general economic conditions, Standard Life’s A.M. Best rating and events in the industry that affect policyholders’ confidence. In July 2004, Standard Life received a rating from A.M. Best of (“B”), or “fair” with a stable outlook, a one-category reduction from its previous rating of (“B+”), or “very good”.

     The policies and annuities issued by Standard Life contain provisions that allow certain policyholders to withdraw or surrender their policies under defined circumstances. These policies and annuities generally contain provisions, which apply penalties or otherwise restrict the ability of policyholders to make such withdrawals or surrenders. Standard Life closely monitors the surrender and policy loan activity of its insurance products and manages the composition of its investment portfolios, including liquidity, to ensure it has sufficient cash resources in light of such activity.

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

     Statutory surplus is computed according to rules prescribed by the NAIC as modified by the Indiana Department of Insurance, or the state in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses, and in 2004 none of our products caused a statutory loss in the year written. Absent the sale of Standard Life, our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions with funds generated through our debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2005. As of December 31, 2004, Standard Life had statutory capital and surplus for regulatory purposes of $69.2 million. As the annuity business produced by Standard Life increases, Standard Life expects to satisfy statutory capital and surplus requirements through statutory profits and through additional capital contributions by Standard Management. Net cash flow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $(48.7) million and $139.8 million for 2004 and 2003, respectively. The decrease is primarily due to a decline in annuity premium deposits and an increase in surrenders. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

Liquidity of Health Services

     The principal capital requirements of our Health Services segment are its 1) cost of goods sold, 2) operating expenses, and 3) future acquisitions. The primary source of funding for these obligations has been 1) cash flow from pharmaceutical sales, 2) internal borrowings from Standard Management and external borrowings, and 3) capital contributions from Standard Management. The capital requirements of our Health Services segment have significantly exceeded revenues from pharmaceutical sales.

     We believe that the operational cash flow of our Health Services segment will not be sufficient to meet our anticipated operational needs for 2005. Therefore, this segment is expected to continue to fund its cash needs through the proceeds of the sale of Standard Life, external borrowings and capital contributions from Standard Management.

Factors That May Affect Future Results

     If the sale of Standard Life takes place, we will no longer derive revenues or cash flows from our financial services business and our future value will depend almost entirely on our health services business.

     During 2003 and 2004, the financial services segment of our business generated 97% and 95%, respectively, of our total revenues and generated positive cash flows from operations. All such revenues and cash flows would cease upon closing of the sale of Standard Life. Following the proposed sale, our future prospects, and our value as an ongoing enterprise, will depend on the performance of our health services business, which is subject to the risks described below.

     The possibility of a failure to complete the sale of Standard Life could have serious negative implications.

     If the sale of Standard Life is not completed, we could be materially adversely affected. We would be forced to determine whether to attempt to sell the financial services business again, continue to operate the financial services business or explore another strategic alternative. If we try to sell the financial services business, we would need to expend significant time and resources that would otherwise be used to operate the health services business and we would likely have to sell the financial services business on terms that could be less favorable to us than the terms currently being offered by Capital Assurance. In addition, if we were to engage in some form of alternative transaction, there could be no assurance that it would not be significantly dilutive to shareholders.

     If we fail to obtain the necessary consents in the trust preferred consent solicitation and nevertheless elect to proceed with the proposed sale of Standard Life under the terms of the Agreement, the net cash proceeds available for the operation and expansion of our health services business will be significantly reduced.

     If we fail to receive sufficient consents for the amendment to the indenture in the trust preferred consent solicitation, we intend to nevertheless proceed with the proposed sale of Standard Life to Capital Assurance (assuming all other conditions to such sale are satisfied) by exercising our right to require Capital Assurance to assume our obligations under the indenture. In such event, the cash proceeds to be received by us in the sale would be reduced by the approximately $20.7 million aggregate liquidation amount of trust preferred securities outstanding. As a result, our cash proceeds from the sale would reduce from approximately $57 million to approximately $36.3 million which, unless we adjust our expected use of such proceeds, would reduce the amount of cash available to operate and expand our health services business from approximately $27.5 million to approximately $7 million. Such an event would make it more likely that we would have to seek additional debt or equity financing to carry out our business plan, and there can be no assurance that we could obtain such financing on acceptable terms or at all.

     The price of our common stock has demonstrated increased volatility upon the announcement of a proposed sale of Standard Life and may continue to do so upon the consummation of the sale and could decline below recent levels. In the event of a significant and sustained decline, our stock could be delisted from the NASDAQ National Market.

     Our common stock has exhibited increased volatility upon the announcement of the sale of Standard Life and may continue to do so on the consummation of the sale of Standard Life. Depending upon investor acceptance of the proposed transaction, the price of the stock could decline below recent levels. If such decline were severe and sustained, NASDAQ could initiate action to delist our shares from the NASDAQ National Market, which could further negatively impact the price and/or marketability of the shares.

Risks Related to our Health Services Segment

     Our health services subsidiary has not been profitable and we expect it to continue to incur substantial losses.

     U.S. Health Services and its subsidiaries have incurred substantial net losses since we have operated them. U.S. Health Services on a consolidated basis incurred a net loss of $10.3 million and $7.1 million, for 2004 and 2003, respectively. We expect net losses to continue until we generate significant revenues and achieve economies of scale in our operations. There can be no assurance that we will ever be able to successfully develop and market these products. Our future profitability will depend on several factors including:

•	our ability to access reasonably priced capital that will provide long-term flexibility for the Company;

•	our ability to execute a planned strategy that will provide for cash flow from operations which will fund growth; and

•	our ability to acquire appropriately priced and profitable businesses that provide cash flow and synergies to our current business.

     We are subject to a number of factors affecting our business, including intense competition in the industry and the ability to attract and retain suppliers, clients and employees. If we are unable to respond appropriately to any of these factors, business and financial results could suffer.

     Our operating results are affected by many factors, including competition, changes in the regulatory environment with respect to pharmacy service providers, relationships with suppliers of inventory, relationships with large institutional clients, general governmental regulation and general business conditions, many of which are outside our control.

     Our health services segment operates in a highly competitive environment and is in direct and indirect competition with a number of other companies that operate in the pharmaceutical market, including other retail, institutional and wholesale pharmacies, health insurers, health management organizations, pharmacy benefit managers and discount drug programs offered directly by pharmaceutical manufacturers. In addition, the provision of drugs and pharmacy benefits is a highly dynamic and evolving business which is tied closely to changes in the Medicare/Medicaid reimbursement environment, governmental entitlement program budget restrictions exercised at both the state and federal levels, cost controls imposed by third-party payors in an attempt to exercise control over increasing health care costs, and increasing competition from pharmacies operating outside the United States which ship drugs to U.S. residents over the Internet and using other distribution channels. There are currently a number of active initiatives being pursued by local and national legislatures. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003, a comprehensive voluntary prescription drug benefit administered under Medicare Part D effective January 1, 2006. The new act also provides certain cost-sharing government subsidies for individuals who might otherwise qualify for drug coverage under Medicaid or similar government-funded aid programs.

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

     Our profitability and ability to conduct business in the health services segment could be negatively impacted by a change in our relationships with our largest institutional clients.

     A large portion of the present and future growth of our institutional pharmacy business is contingent upon our ability to acquire and retain long-term contracts at favorable terms with institutional care facilities. Currently we have more than 20 contractual relationships with institutional clients. We are presently attempting to grow and diversify the number, type and terms of these contracts, but a number of factors – including the ability to favorably compete with respect to pricing, our relationships with drug and supplement manufacturers and suppliers, and the economic solvency and profitability of our institutional clients – can impact our profitability and opportunities for future growth. In addition, although we believe our current relationship with our institutional clients is strong, the loss of key institutional clients would materially affect the operation of our health services segment.

     Because our health services business model is relatively new and unproven, our limited operating history in this segment is not indicative of future performance, and this part of our business is difficult to evaluate.

     Because we have only recently entered the health services segment, we do not have an operating history upon which an investor can evaluate our prospects. In attempting to implement our business model, we may need to significantly change our business operations, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks in this report.

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

     As of December 31, 2004, approximately 26% of our health services’ pharmacy revenues were from government sponsored programs. Government sponsored programs include Medicaid and, to a lesser extent, Medicare. Our remaining billings are currently paid or reimbursed by individual residents, long-term care facilities and other third-party payors, including private insurers. A portion of these revenues are indirectly dependent on government programs. We anticipate that as the institutional pharmacy portion of our health services segment grows, direct reimbursement from government sponsored programs will become a material portion of our pharmacy billings.

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

     Our health services segment is subject to substantial regulation at both the state and Federal levels. Our ability to continue operating as a retail, mail order and institutional pharmacy is contingent upon our ability to maintain appropriate licenses in all the states in which they currently conduct business. We are also required to comply with a comprehensive set of regulations under the Federal Health Insurance Portability and Accountability Act (“HIPAA”) with respect to the privacy and security of patient health information and the method in which this information is electronically transmitted to payors and governmental agencies such as the agencies responsible for implementing the Medicare and Medicaid programs. Regulations implementing HIPAA are still being disseminated, revised and actively reviewed as of the time of this writing. It is possible that substantial changes in these regulations, or in the strictness of interpretation of these regulations, may adversely affect our relationships with our clients and materially affect our future operations by increasing the costs of regulatory compliance. As with the insurance laws, we cannot predict the impact of future state or Federal laws or regulations on its health services business.

     We are subject to various risks relating to our acquisition strategy.

     One component of our growth strategy contemplates our making selected acquisitions that will help grow the health services segment. Recently, we terminated the agreements to acquire two separate organizations in the health services segment that would have significantly increased the size of this part of our business. Acquisitions involve inherent uncertainties. These uncertainties include the effect on the acquired businesses of integration into a larger organization and the availability of management resources to oversee the operations of these businesses. The successful integration of acquired businesses will require, among others:

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

     We are likely to require additional funding, which may be difficult to obtain.

     Our health services business has had negative cash flows and net losses since its inception in 2002. We expect negative cash flows from operations to continue until we achieve substantial sales increases of our health services products. The proceeds of the proposed sale of Standard Life, if consummated, would provide us with significant funding, but we would lose the positive cash flows generated by our financial services business. Even though we would receive significant cash proceeds from the sale, our health services business has significant cash needs, including in connection with making strategic acquisitions. As a result, we will likely need to seek additional capital, which we may do through public or private equity or debt financing. There can be no assurance that such funding will be available to us on acceptable terms, if at all.

Risks Related to our Financial Services Segment

     In the event that the sell of Standard Life is not consummated, and in any case, until such sale occurs, we are also subject to the following risks.

     We are subject to a number of factors affecting our insurance business, including intense competition in the industry and the ability to attract and retain agents, suppliers, clients and employees. If we are unable to respond appropriately to any of these factors, business and financial results could suffer.

     Our operating results are affected by many factors, including competition, lapse rates, interest rates, maintenance of insurance ratings, changes in the regulatory, general governmental regulation and general business conditions, many of which are outside our control.

     Our financial services division operates in a highly competitive environment and is in direct competition with a large number of insurance companies, many of which offer a greater number of products through a greater number of agents and have greater financial and other resources. In addition, we may be subject, from time to time, to new competition resulting from additional insurance carriers introducing products similar to those offered by us. Moreover, as a result of recent federal legislation, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied, and we can expect to encounter increased competition from these providers of financial services. This competitive environment could result in lower premiums, loss of sales and reduced profitability.

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

     Our Financial results could suffer if our A.M. Best ratings are downgraded.

     Insurers compete with other insurance companies, financial intermediaries and other institutions on the basis of a number of factors, including the ratings assigned by A.M. Best. A.M. Best assigns ratings labeled (“A++”) through (“F”) (“Superior,” “Excellent,” “Very Good,” “Fair,” “Marginal,” “Weak,” “Poor,” “Under Regulatory Supervision,” and “In Liquidation”). Standard Life and Dixie Life both have a rating of (“B”) (Fair) by A.M. Best. A.M. Best’s ratings represent their opinion based on a comprehensive quantitative and qualitative review of our financial strength, operating performance and market profile. A rating of (“B”) is assigned by A.M. Best to companies that, in their opinion, have achieved good overall performance when compared to the standards established by A.M. Best. According to A.M. Best, these companies generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity as well as the company’s book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves, and the experience and competence of its management. A.M. Best reviews its ratings of insurance companies from time to time. If the A.M. Best ratings were downgraded, sales of annuity products could be significantly impacted and the financial condition and results of operations could be materially adversely affected.

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

     The NAIC and state insurance regulators continually reexamine existing laws and regulations and their application to insurance companies. Changes in the NAIC or state regulations, including, for example, changes in the risk-based capital requirements, which are determined by the NAIC and state regulators, could affect the ability of our subsidiaries to pay dividends to us which could affect our ability to make payments upon our contractual obligations.

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

     Our invested assets, approximately $1.7 billion, represented approximately 87% of our total assets at December 31, 2004. These investments are subject to customary risks of credit defaults and changes in market values. In addition, the value of our investment portfolio depends in part on the financial condition of the companies in which we have made investments. Factors beyond our control, including interest rate levels, financial market performance, and general economic conditions may have a significant negative impact on our investment income and the value of our investment assets, which would have a material adverse affect on our financial condition.

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

     As of December 31, 2004, approximately 75.3% or $1.2 billion of annuity contracts in force were surrenderable. Approximately 16.5% of those contracts or approximately $205.7 million of annuity contracts in force are surrenderable without charge. Changes in prevailing interest rates, ratings or other factors, which result in, or lead to significant levels of surrenders of existing annuity contracts could have a material adverse effect on our financial condition and results of operations. Surrenders result in a reduction of invested assets that earn investment income and a reduction of policyholder account balances that credit interest.

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

     The assumptions are based upon, among others, interest rate spread and rates of mortality, surrender and lapse. If, for instance, future mortality rates were higher than expected, projected margins would be lower and deferred policy acquisition cost amortization would increase. The value of these assets reflected in our December 31, 2004 balance sheet totaled $185 million, or 10% of our assets. Although we have established procedures to periodically review the assumptions used to value these assets and determine the need to make adjustments, if our assumptions are incorrect and adjustments need to be made, our financial results could be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We seek to invest available funds in a manner that will maximize shareholder value and fund future obligations to policyholders and debtors, subject to appropriate risk considerations. Many of our products incorporate surrender charges, market interest rate adjustments or other features to encourage persistency. Approximately 65.2% of the total insurance liabilities at December 31, 2004 had surrender penalties or other restrictions, approximately 25.5% are not subject to surrender, and 9.3% may be withdrawn without penalty.

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

     Profitability of many of our products is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. Although substantially all credited rates on annuity products may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact of the level of surrenders and withdrawals, may limit the ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2004, the average yield, computed on the cost basis of the investment portfolio, was 4.86%, and the weighted average effective crediting rate was 3.15%.

     Computer models were used to perform simulations of the cash flows generated from our existing business under various interest rate scenarios. These simulations measured the potential gain or loss in fair value of interest rate-sensitive financial instruments. With such estimates, we seek to closely match the duration of assets to the duration of liabilities. When the estimated duration of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2004, the option adjusted duration of fixed maturity securities and short-term investments were approximately 4.6, and the option adjusted duration of insurance liabilities was approximately 4.4. The “option adjusted duration” compares the change in the value of an asset or liability with a change in interest rates. This means in general that if interest rates increased 100 basis points, the value of our asset portfolio would decrease by approximately 4.6%.

     If interest rates were to increase by 100 basis points from their December 31, 2004 levels, our fixed maturity securities and short-term investments (net of the corresponding changes in the values of cost of policies purchased, cost of policies produced and insurance liabilities) would decline in fair value by approximately $72.2 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     At a meeting held on October 27, 2004, the Board of Directors of Standard Management approved the engagement of BDO Seidman, LLP as its independent registered public accounting firm for the fiscal year ended December 31, 2004 to replace Ernst & Young LLP, who had declined to stand for re-election before the Audit Committee as independent auditors of the Company effective October 27, 2004. The Audit Committee of the Company’s Board of Directors approved the change in auditors on October 27, 2004.

     The audit reports of Ernst & Young on the Company’s financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     For more information on our change of independent registered public accounting firm, please see the Current Report on Form 8-K we filed with the SEC on November 1, 2004.

Item 9A. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of December 31, 2004 (the

     “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our executive officers and directors are as follows:

Name	Age	Position Held
Ronald D. Hunter	53	Chairman of the Board and Chief Executive Officer

P.B. (“Pete”) Pheffer	54	President, Chief Financial Officer and Director

Stephen M. Coons	63	Executive Vice President, General Counsel, Secretary and Director

Marc D. Novotney	50	President of Standard Life Insurance Company of Indiana

Martial R. Knieser	62	President of U.S. Health Services and Director

Dainforth (“Dan”) B. French, Jr.	38	Director

Michael G. Browning	59	Director

James H. Steane II	60	Director

     Ronald D. Hunter. Mr. Hunter has been our Chairman of the Board and Chief Executive Officer since our formation in June 1989 and the Chairman of the Board and Chief Executive Officer of Standard Life since December 1987. From June 1989 until 2002, Mr. Hunter also served as our President. Previously, Mr. Hunter held several management and sales positions in the life insurance industry with a number of companies. Mr. Hunter has been widely recognized for his vision and leadership qualities, earning him the distinction of being a finalist four times for the Ernst & Young Entrepreneur of the Year award and becoming a winner in 2004 in the financial services category. He has also become well-known as the author of the book, Vision Questing: Turning Dreams into Realities.

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

     Marc D. Novotney. Mr. Novotney served as President of Standard Life Insurance Company of Indiana from March 2003 until his resignation on February 15, 2005. Mr. Novotney was the President of Western Security Life Insurance Company, an AmerUs Company, from 1995 to 2002. Mr. Novotney also served as Senior Vice President, Multi-Company Business of Indianapolis Life Insurance Company from 1999 to 2002. Mr. Novotney received his MBA from Indiana Wesleyan University.

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

     Dainforth B. French Jr. Mr. French has been a director since October 2004. Mr. French has served as President of Leonard Capital Markets an investment banking firm in Grosse Pointe, Michigan, since October 2004. Prior thereto from 2000 to 2004, he served as Managing Director of Donnelly Penman & Partners, an investment banking firm in Grosse Pointe, Michigan. Mr. French received his B.A. from Georgetown University and obtained his M.B.A. degree from the University of Detroit.

     Michael G. Browning. Mr. Browning has been a director since October 2004. He has served as Chairman and President of Browning Investments, Inc. a real estate developer in Indianapolis, Indiana, since 1981. Mr. Browning serves on the board of Cinergy Corp., Indianapolis Indians, Inc. and is a member of the State of Indiana, Public Officer Compensation Commission. Mr. Browning received his B.S. from the University of Notre Dame.

Board of Directors

     Our board of directors consists of seven directors and is divided into three classes, each serving a three-year term. Messrs. Hunter, Steane and Browning serve as Class III directors until the 2007 annual meeting of shareholders. Mr. French currently serves as the sole Class I director and due to his recent appointment to the board, under our bylaws, he will be subject to election at the 2005 annual meeting of shareholders. Additionally, Mr. Browning, due to his recent appointment to the board, under our bylaws, will be subject to election at the 2005 annual meeting of shareholders. Messrs. Coons, Knieser and Pheffer serve as Class II directors until the 2006 annual meeting of shareholders. While we currently do not have a board of directors which consists of a majority of independent directors, as required by the SEC and NASDAQ, we intend to comply with these requirements by nominating additional independent directors at the 2005 annual meeting of shareholders or asking certain “inside” directors to resign.

     Our board of directors has five standing committees: the Executive Committee, the Audit Committee, the Compensation Committee, the Incentive Stock Option Committee and the Nominating Committee.

     The principal function of the Executive Committee is to act for the full board of directors in the management of business when action is required between board of directors meetings. The committee meets as necessary, and all actions by the committee are reported at the next board of directors meeting. Members of the Executive Committee are Messrs. Hunter (Chairman), Coons, Pheffer and Browning.

     The Audit Committee reviews the results and scope of the audit and other services provided by its independent registered public accounting firm and recommends the appointment of the independent registered public accounting firm to the board of directors. In addition, the committee also monitors the effectiveness of the audit effort and financial reporting and the adequacy of financial and operating controls. Members of the Audit Committee are Messrs. Steane (Chairman), Browning and French. Mr. Steane has been designated by our board of directors as the audit committee financial expert.

     The Compensation Committee approves compensation objectives and policy for all employees and is responsible for developing and making recommendations to the board of directors with respect to the Company’s executive compensation policies. In addition, the Compensation Committee determines periodically and recommends to the board of directors the base cash compensation for our Chief Executive Officer and other executive officers. The committee reports to shareholders on executive compensation items as required by the SEC. Members of the Compensation Committee are Messrs. Browning (Chairman), Steane and French.

     The Incentive Stock Option Committee has responsibility for granting stock options to eligible members of management under, and otherwise administers both the 2002 Stock Incentive Plan and the Amended and Restated 1992 Stock Option Plan. The entire board of directors comprises the members of the Incentive Stock Option Plan Committee.

     The Nominating Committee recommends to the full board of directors qualified candidates for election as our directors and officers. Members of the Nominating Committee are Messrs. Browning (Chairman), French and Steane.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock (“Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and written representations from certain Reporting Persons, we believe that during 2004 our Reporting Persons complied with all filing requirements applicable to them.

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

Item 11. Executive Compensation

     The following table sets forth the annual and certain other components of the compensation for the last three fiscal years earned by Mr. Hunter, Chairman and Chief Executive Officer of the Company, and our other currently serving executive officers whose salary and bonus exceeded $100,000 during fiscal year 2004 (Messrs. Pheffer, Coons, Knieser and Novotney).

SUMMARY COMPENSATION TABLE

					LONG TERM
					COMPENSATION
					AWARDS
					Securities	All Other
	Fiscal	ANNUAL COMPENSATION			Underlying	Compensation
Name and Principal Position	Year	Salary	Bonus	Other (1)	Options	(2)
Ronald D. Hunter	2004	$498,696	$49,870	$19,220	$—	$57,695
Chairman of the Board	2003	475,008	148,700	13,020	250,000	63,695
and Chief Executive Officer	2002	402,240	447,500	19,608	—	66,695

P.B. (“Pete”) Pheffer	2004	364,560	36,456	—	—	25,052
President and	2003	350,016	135,602	—	125,000	28,052
Chief Financial Officer	2002	283,664	285,000	—	—	28,431

Stephen M. Coons	2004	229,638	22,964	—	—	19,173
Executive Vice President,	2003	224,256	—	—	—	16,819
General Counsel and Secretary	2002	219,864	121,986	—	—	16,789

Martial R. Knieser	2004	204,167	—	277,813	100,000	998
President	2003	—	—	60,940	—	—
U.S. Health Services	2002	—	—	58,280	1,500	—

Marc D. Novotney (3)	2004	230,400	—	—	—	7,582
President	2003	196,875	—	—	75,000	3,000
Standard Life Insurance	2002	—	—	—	—	—

(1)	2004 amounts include $19,220 imputed interest on an interest-free loan made to Mr. Hunter in 1997. The balance of the loan at December 31, 2004 is $775,500. Such amounts include medical consulting fees for Standard Life of $57,640, $60,940, and $58,280 in 2004, 2003, and 2002, respectively, and consulting fees for U.S. Health Services of $220,173 in 2004 to Dr. Knieser.

(2)	Amounts reported for fiscal year 2004 were as follows:

		Key Man	Disability		Total
	401K	Insurance	Insurance	Travel	Other
Name	Contribution	Premiums	Premiums	Allowance	Compensation

Ronald D. Hunter	$8,000	$39,740	$6,955	$3,000	$57,695
P.B. (“Pete”) Pheffer	8,000	9,350	6,202	1,500	25,052
Stephen M. Coons	6,525	2,408	2,240	8,000	19,173
Marc D. Novotney	7,582	—	—	—	7,582
Martial R. Knieser	—	998	—	—	998

(3)	Mr. Novotney resigned as an officer effective February 15, 2005.

     The following table provides information regarding stock options granted to the named executive officers (collectively, Messrs. Hunter, Pheffer, Coons, Knieser and Novotney are referred to as the “Named Executive Officers”) during the year ended December 31, 2004.

INDIVIDUAL GRANTS

	Number of	% of Total	Exercise		Potential Realizable Value
	Securities	Options	or Base		at Assumed Annual Rates
	Underlying	Granted to	Price		of Stock Appreciation for
	Options	Employees in	($/Share)	Expiration	Option Term (1)
Name	Granted	Fiscal Year	(1)	Date	5%	10%

Ronald D. Hunter	—	—	—	—	—	—
P. B. (“Pete”) Pheffer	—	—	—	—	—	—
Marc D. Novotney	—	—	—	—	—	—
Stephen M. Coons	—	—	—	—	—	—
Martial R. Knieser	100,000	49.3%	$3.70	2014	$232,691	$589,685

(1)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the terms of the options. These numbers do not take into account plan provisions providing for termination of the options following termination of employment of non-transferability.

     No stock options were exercised by Named Executive Officers during fiscal year 2004. The following table sets forth information with respect to Named Executive Officers concerning unexercised options held as of the end of fiscal year 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In the Money
	Options at FY-End		Options at FY-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald D. Hunter	854,762	83,333	$11,667	$5,833
P. B. (“Pete”) Pheffer	375,833	41,667	5,833	2,917
Marc D. Novotney	50,000	25,000	1,167	583
Stephen M. Coons	265,260	—	—	—
Martial R. Knieser	78,858	66,667	—	—

Employment Agreements

     We have employment agreements with Messrs. Hunter, Pheffer, Coons and Knieser.

     These employment agreements terminate as follows:

•	Mr. Hunter’s employment agreement will initially run for a five-year period terminating on January 1, 2008, and it shall automatically renew annually for successive five-year periods on January 1 of each year, unless either party elects not to renew in accordance with the terms of the agreement.

•	Mr. Pheffer’s employment agreement will initially run for a three-year period terminating on January 1, 2006, and it shall automatically renew annually for successive three-year periods on January 1 of each year, unless either party elects not to renew in accordance with the terms of the agreement.

•	Mr. Coons’ employment agreement terminates on July 1, 2006.

•	Dr. Knieser’s employment agreement terminates on June 1, 2006.

     If Mr. Hunter or Mr. Pheffer’s employment is terminated, for a period of two years thereafter, each shall not:

•	Within Indiana, render any services as an agent, independent contractor, consultant or otherwise become employed in the business of selling or providing life, accident or health insurance products or lending or other financial products or services sold by us or our subsidiaries.

•	Within Indiana, in any manner compete with us or with any of our subsidiaries.

•	Solicit or attempt to convert to other insurance carriers providing similar products or services provided by us, and our customers or policyholders.

     If Mr. Coons’ employment is terminated, for a period of one year thereafter, he shall not:

•	Sell or attempt to sell, within Indiana, any type of our insurance products.

•	Sell or attempt to sell any types of our insurance products that we market to our customers.

•	Within Indiana, own, be employed by, or be connected in any manner with any business similar to our type of business.

     If Dr. Knieser’s employment is terminated, for a period of two years thereafter, he shall not:

•	Engage in any business which of the source type so engaged in by U.S. Health Services or any of its subsidiaries, within the geographical area that he has been performing services for U.S. Health Services.

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

     Following a termination of Dr. Knieser’s employment with us in the event of a change-in-control, Dr. Knieser would be entitled to receive a lump sum payment equal to 2.99 times his then-current base salary, plus a severance payment equal to 12 months’ salary.

     We are obligated to pay a minimum bonus to the Messrs. Hunter, Pheffer Coons and Knieser as follows:

     •       Mr. Hunter receives a minimum bonus equal to 3% of our annual gross operating income, but not less than 10% of his annual salary.

     •       Mr. Pheffer receives a minimum bonus equal to 2% of our annual gross operating income, but not less than 10% of his annual salary.

     •       Mr. Coons receives a minimum bonus equal to 1 1/2% of our annual gross operating income, but not less than 10% of his annual salary.

     •       Dr. Knieser receives a bonus equal to 1% of the earnings, before interest and taxes, of U.S. Health Services.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of February 28, 2005 with respect to ownership of our outstanding common stock by:

•	all persons known to us to own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each Named Executive Officer (as such term is defined herein); and

•	all of our executive officers and directors as a group.

	Number of
Name	Shares Owned (1)	Percent
Ronald D. Hunter (2)	1,194,652	13.48%

P.B. (Pete) Pheffer (3)	447,784	5.37

Martial R. Knieser (4)	375,426	4.69

Stephen M. Coons (5)	445,586	5.44

Michael G. Browning (6)	64,374	*

James H. Steane II (7)	3,500	*

Dainforth B. French Jr. (8)	30,400	*

All directors and executive officers as a group (7 persons) (9)	2,510,907	26.10

Marc D. Novotney (10)	63,333	*

Dimensional Fund Advisors, Inc. (11) 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	459,855	5.81

Henry George Luken, III (12) 900 Fairway Lane Soddy Daisy, Tennessee 37379	565,845	7.14

*	Represents less than one percent

(1)	The information set forth in this table with respect to our common stock ownership reflects “beneficial ownership” as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. The percentages are based upon 7,921,113 shares outstanding as of March 1, 2005. The percentages for each of those parties who hold options exercisable within 60 days of the date of this proxy statement are based upon the sum of 7,921,113 shares plus the number of shares subject to such options held by each such party, as indicated in the following notes.

(2)	Includes 3,870 shares beneficially owned by Mr. Hunter’s spouse/child, as to which Mr. Hunter disclaims beneficial ownership, and 37,531 shares held on Mr. Hunter’s behalf pursuant to the Standard Management 401(k) Plan as to which Mr. Hunter has investment power. Also includes 938,095 shares subject to options exercisable within 60 days of March 1, 2005. Mr. Hunter’s address is 10689 North Pennsylvania Street, Indianapolis, Indiana 46280.

(3)	Includes 10,284 shares held on Mr. Pheffer’s behalf pursuant to the Standard Management 401(k) Plan as to which Mr. Pheffer has investment power and 417,500 shares subject to options exercisable within 60 days of March 1, 2005. Mr. Pheffer’s address is 10689 North Pennsylvania Street, Indianapolis, Indiana 46280.

(4)	Includes 2,900 shares held on Dr. Knieser’s behalf pursuant to the Standard Management 401(k) Plan as to which Dr. Knieser has investment power and 78,858 shares subject to options exercisable within 60 days of March 1, 2005. Dr. Knieser’s address is address is 10689 North Pennsylvania Street, Indianapolis, Indiana 46280.

(5)	Includes 2,068 shares held on Mr. Coons’ behalf pursuant to the Standard Management 401(k) Plan as to which Mr. Coons has investment power, 144,058 additional shares held under the Standard Management 401(k) Plan as to which Mr. Coons shares voting power as a result as his service as a trustee under the plan (which share amount includes the shares beneficially held under the plan for Messrs. Hunter, Pheffer and Knieser, as indicated above). Also includes 265,260 shares subject to options exercisable within 60 days of March 1, 2005. Mr. Coons’ address is 10689 North Pennsylvania Street, Indianapolis, Indiana 46280.

(6)	Includes 5,700 shares held by Mr. Browning’s spouse and 3,200 shares pursuant to which Mr. Browning has shared voting power, in both cases, as to which Mr. Browning disclaims beneficial ownership. Mr. Browning’s address is 10689 North Pennsylvania Street, Indianapolis, Indiana 46280.

(7)	Includes 500 shares subject to options exercisable within 60 days of March 1, 2005.

(8)	Includes 10,000 shares held by Mr. French’s family, as to which Mr. French disclaims beneficial ownership. Mr. French’s address is 10689 North Pennsylvania Street, Indianapolis, Indiana 46280.

(9)	Includes a total of 1,699,713 shares subject to options exercisable within 60 days of March 1, 2005.

(10)	Includes 58,333 shares subject to options exercisable within 60 days of March 1, 2005. Subsequent to the year ended December 31, 2004, Mr. Novotney is no longer employed by Standard Management.

(11)	Information with respect to Dimensional Fund Advisors, Inc. is based solely on a Schedule 13G filed by this entity with the SEC on February 9, 2005. Standard Management makes no representation as to the accuracy or completeness of the information reported by this entity.

(12)	Information with respect to Henry George Luken, III is based solely on a Schedule 13D filed by Mr. Luken with the SEC on May 14, 2003. Standard Management makes no representation as to the accuracy or completeness of the information reported by Mr. Luken.

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

     On October 28, 1997, we made an interest free loan to Mr. Hunter, Chairman and Chief Executive Officer, in the amount of $775,500. The loan is repayable within 10 days of Mr. Hunter’s voluntary termination or resignation as our Chairman and Chief Executive Officer. In the event of a termination of Mr. Hunter’s employment following a change in control, the loan is deemed to be forgiven. As of December 31, 2004, all $775,500 remained outstanding under this loan.

Item 14. Principal Accounting Fees and Services

     The following table sets forth the fees paid to the Company’s independent registered public accounting firm since that firm was engaged by the Company in the fourth quarter of 2004:

BDO Seidman, LLP
2004
Audit fees	$340,000
Audit-related fees	—
Tax fees	2,800
All other fees	—

     Audit Fees are fees for professional services rendered by our independent public accountants for the audit of our annual financial statements, review of our quarterly financial statements or services normally provided in connection with statutory or regulatory filings.

     Audit-Related Fees are fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

     Tax Fees are fees for professional services rendered by our independent public accountants for tax compliance, tax advice and tax planning. Services performed in this category included the review of our federal income tax returns.

     All Other Fees are fees for professional services not included in the first three categories.

     Each of the above services was approved by the Audit Committee. Each engagement of the independent registered public accounting firm to perform audit or non-audit services must be approved in advance by our Audit Committee or by its Chairman pursuant to delegated authority.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) The response to this portion of Item 15 is listed on page F-1 of this report.

(a)(3) List of Exhibits:

Exhibit
Number	Description of Document
3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws as amended (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to Exhibit 3 of Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1994).

4.1	Certificate of Trust of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.2	Trust Agreement of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.3	Form of Amended and Restated Trust Agreement of SMAN Capital Trust I among Standard Management, Bankers Trust Company and Bankers Trust (Delaware) (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.4	Form of Preferred Securities Certificates (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.5	Form of Junior Subordinated Indenture between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.6	Form of Junior Subordinated Debenture (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.7	Form of Preferred Securities Guarantee Agreement between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.8	Form of President’s Club Warrant (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).

4.9	Indenture dated November 30, 2004 by and between Standard Management Corporation and U.S. Bank National Association (includes the form of 6% Convertible Note due 2008) (incorporated by reference to the Current Report on Form 8-K (File No. 0-20882) date of report November 30, 2004.

10.1*	Employment Agreement by and between Standard Management and Ronald D. Hunter, dated and effective January 1, 2003 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2003).

Exhibit
Number	Description of Document
10.2*	Second Amended and Restated Employment Contract by and between Standard Management and Stephen M. Coons dated and effective, as amended, July 1, 1999 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1999).

10.3*	Indemnification Agreement between Standard Management and Stephen M. Coons and Coons & Saint, dated August 1, 1991 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.4*	Standard Management Amended and Restated 1992 Stock Option Plan (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447) as filed with the Commission on September 11, 1997.

10.5	Lease by and between Standard Life and Standard Management, dated December 28, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2003).

10.6	Management Service Agreement between Standard Life and Standard Management dated August 1, 1992, as amended on January 1, 1997 and as further amended on January 1, 1999 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882)).

10.7	Agreement for Assumption Reinsurance between the National Organization Of Life and Health Insurance Guaranty Associations and Standard Life, concerning, The Midwest Life Insurance Company In Liquidation effective June 1, 1992 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.8	Reinsurance Agreement between Standard Life and Swiss Re Life and Health effective May 1, 1975 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.9	Reinsurance Agreement between Firstmark Standard Life Insurance Company and Swiss Re Life and Health effective February 1, 1984 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.10	Reinsurance Contract between First International and Standard Life dated July 10, 1992 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.11	Amended Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company effective January 1, 1995 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.12	Assignment of Management Contract dated October 2, 1995 of Management Contract dated January 1, 1987 between DNC and Dixie Life to Standard Life (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.13	Automatic Indemnity Reinsurance Agreement between First International and The Guardian Insurance & Annuity Company, Inc. dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.14	Indemnity Retrocession Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.15	Automatic Indemnity Reinsurance Agreement between The Guardian Insurance & Annuity Company, Inc. and Standard Life dated and effective January 1, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

Exhibit
Number	Description of Document
10.16	Administrative Services Agreement between First International and Standard Life dated and effective March 18, 1996 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.17	Surplus Debenture dated as of November 8, 1996 by and between Standard Management and Standard Life in the amount of $13,000,000 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1996).

10.18	Portfolio Indemnify Reinsurance Agreement between Dixie Life and Cologne Life Reinsurance Company dated and effective December 31, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

10.19	Coinsurance Agreement effective as of July 1, 1997 by and between Savers Life and World Insurance Company (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447)).

10.20	Amendment I to the Guardian Indemnity Retrocession Agreement effective as of January 1, 1996 by and between The Guardian Insurance and Annuity Company and Standard Life (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447)).

10.21	Promissory Note from Ronald D. Hunter to Standard Management in the amount of $775,500 executed October 28, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1997).

10.22	Reinsurance Agreement between Standard Life and Life Reassurance Corporation of America effective September 1, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).

10.23	Reinsurance Agreement between Standard Life and Business Men’s Assurance Company of America effective September 1, 1997 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1997).

10.24	Indemnity Reinsurance Agreement between Standard Life and the Mercantile and General Life Reassurance Company of America dated March 30, 1998 and effective June 1, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended June 30, 1998).

10.25	Quota Share Reinsurance Agreement between Savers Life and the Oxford Life Insurance Company dated September 24, 1998 and effective July 1, 1998 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.26	Addendum No. 5 to Reinsurance Agreement between Standard Life and Winterthur Life Re Insurance Company dated August 20, 1998 and effective October 1, 1998 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1998).

10.27	Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard Life in the amount of $8.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

10.28	Surplus debenture dated as of December 31, 1998 by and between Standard Management and Standard Life in the amount of $6.0 million (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1998).

Exhibit
Number	Description of Document
10.29*	Employment Agreement between Standard Management and P.B. (Pete) Pheffer dated and effective January 1, 2003, (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2003).

10.30	Promissory Note for $6.9 million between Standard Management and Republic Bank dated December 28, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).

10.31*	Standard Management Corporation 2002 Stock Incentive Plan (incorporated by reference to Standard Management’s Registration Statement on Form S-8 (Registration No. 333-101359)).

10.32*	Deferred Compensation Plan of Standard Management dated and effective December 31, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).

10.33	Senior Secured Credit Agreement, dated November 13, 2003, between Standard Management and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 17, 2003).

10.34	Pledge Agreement, dated November 13, 2003, between Standard Management and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 17, 2003).

10.35	Security Agreement, dated November 13, 2003, between Standard Management and The CIT Group/Equipment Financing, Inc. (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 17, 2003).

10.36*	Employment Agreement by and between Standard Management and Dr. Martial R. Knieser, dated and effective June 1, 2004.

16.1	Letter from Ernst & Young LLP to the SEC dated November 22, 2004 (incorporated by reference to Current Report on Form 8-K, (File No. 0-20882), date of report November 1, 2004).

21	List of Subsidiaries of Standard Management.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Ernst & Young LLP.

24	Powers of Attorney (Included on the signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2005
STANDARD MANAGEMENT CORPORATION

/s/ Ronald D. Hunter

Ronald D. Hunter
Director, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

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

/s/ Ronald D. Hunter

Ronald D. Hunter	Director, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ P.B. (Pete) Pheffer

P.B. (Pete) Pheffer	Director, President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael B. Edwards

Michael B. Edwards	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Stephen M. Coons

Stephen M. Coons	Director

/s/ Martial R. Knieser

Martial R. Knieser	Director

/s/ Michael G. Browning

Michael G. Browning	Director

/s/ James H. Steane II

James H. Steane II	Director

/s/ Dainforth B. French, Jr.

Dainforth B. French, Jr.	Director

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS

and

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

Year Ended December 31, 2004

STANDARD MANAGEMENT CORPORATION

INDIANAPOLIS, INDIANA

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules are included in this report and should be read in conjunction with the Audited Consolidated Financial Statements.

Schedule II — Condensed Financial Information of Registrant (Parent Company) for the Years Ended December 31, 2004, 2003 and 2002	F-34

Schedule IV — Reinsurance for the Years Ended December 31, 2004, 2003 and 2002	F-38

Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated Financial Statements or related Notes.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Standard Management Corporation
Indianapolis, Indiana

     We have audited the accompanying consolidated balance sheet of Standard Management Corporation and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the 2004 information included in the financial statement schedules listed in the Index at page F-1. These 2004 financial statements and schedule information are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule information based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule information are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule information, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements and schedule information presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     Also, in our opinion, the related 2004 information included in the financial statement schedules present fairly, in all material respects, that information set forth therein.

/s/ BDO Seidman, LLP

Chicago, Illinois
February 28, 2005

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of
Standard Management Corporation

     We have audited the accompanying consolidated balance sheet of Standard Management Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the 2003 and 2002 information included in the financial statement schedules listed in the Index at Item 15 (a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 2003 and 2002 information included in the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

Indianapolis, Indiana
March 2, 2004

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31
	2004	2003
ASSETS

Investments:
Securities available for sale:
Fixed maturity securities, at fair value (amortized cost:
$1,648,504 in 2004 and $1,638,048 in 2003)	$1,661,277	$1,644,837
Mortgage loans on real estate	819	3,937
Policy loans	10,783	12,308
Real estate	1,524	1,843
Equity-indexed call options	8,831	19,711
Other invested assets	1,367	2,690
Short-term investments	593	590

Total investments	1,685,194	1,685,916
Cash and cash equivalents	9,557	17,296
Accrued investment income	16,005	17,002
Amounts due and recoverable from reinsurers	34,945	36,277
Deferred policy acquisition costs	159,923	166,411
Present value of future profits	14,250	16,508
Goodwill and intangibles	8,823	10,961
Property and equipment (less accumulated depreciation of $6,955 in 2004 and $5,286 in 2003)	11,905	12,770
Federal income tax recoverable	1,843	6,429
Deferred income taxes	151	—
Other assets	5,300	5,201

Total assets	$1,947,896	$1,974,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance policy liabilities	$1,825,894	$1,841,545
Accounts payable and accrued expenses	7,659	8,117
Obligations under capital lease	571	551
Mortgages payable	6,607	6,795
Notes payable	26,433	21,000
Deferred income taxes	—	3,616
Payable to subsidiary trust issuer of “company-obligated trust preferred securities”	20,700	20,700

Total liabilities	1,887,864	1,902,324

Shareholders’ Equity:
Common stock and additional paid in capital, no par value authorized 20,000,000 shares; issued 9,446,191 in 2004 and 9,629,167 in 2003	64,369	68,077
Treasury stock, at cost, 1,525,078 shares in 2004 and 1,515,078 in 2003	(7,703)	(7,671)
Accumulated other comprehensive income	4,895	2,702
Retained earnings (loss)	(1,529)	9,339

Total shareholders’ equity	60,032	72,447

Total liabilities and shareholders’ equity	$1,947,896	$1,974,771

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)

	Year Ended December 31
	2004	2003	2002
Revenues:
Premium income	$7,924	$8,929	$9,173
Net investment income	83,393	83,009	75,839
Call option gain (loss)	2,449	11,951	(10,089)
Net realized investment gain (loss)	(283)	17,876	(19,841)
Policy income	16,767	10,839	8,084
Sales of goods	7,120	2,948	1,850
Fee and other income	638	1,021	3,208

Total revenues from continuing operations	118,008	136,573	68,224

Benefits and expenses:
Benefits and claims	7,954	12,977	9,938
Interest credited to interest-sensitive annuities and other financial products	56,110	71,600	42,650
Amortization of DAC and PVFP	27,791	33,916	10,622
Operating expenses	26,388	21,984	16,434
Cost of goods sold	5,822	2,445	1,554
Interest expense and financing costs	4,416	4,474	4,351

Total benefits and expenses from continuing operations	128,481	147,396	85,549

Loss before federal income tax expense (benefit)	(10,473)	(10,823)	(17,325)
Federal income tax expense (benefit)	395	(627)	(9,467)

Loss from continuing operations	(10,868)	(10,196)	(7,858)

Discontinued operations:
Income from discontinued operations, less income taxes of $550	—	—	1,068
Gain (loss) from the sale of discontinued operations, less income taxes of $0 and $4,125, respectively	—	(275)	6,872

Total income (loss) from discontinued operations	—	(275)	7,940
Cumulative effect of change in accounting principle	—	—	(1,212)

Net loss	$(10,868)	$(10,471)	$(1,130)

Loss per common share – basic and diluted:
Net loss from continuing operations	$(1.36)	$(1.27)	$(1.03)

Discontinued operations:
Income from discontinued operations	—	—	0.14
Gain (loss) from the sale of discontinued operations	—	(0.03)	0.90

Total income (loss) from discontinued operations	—	(0.03)	1.04

Cumulative effect of accounting change in accounting principle	—	—	(0.16)

Net loss	$(1.36)	$(1.30)	$(0.15)

Weighted average shares outstanding	7,973,029	8,031,749	7,623,690

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

				Accumulated
				other	Retained
		Common	Treasury	comprehensive	earnings
	Total	stock	stock	income (loss)	(loss)
Balance at January 1, 2002	$70,189	$63,011	$(7,589)	$(6,173)	$20,940
Comprehensive income:
Net loss	(1,130)	—	—	—	(1,130)
Other comprehensive income:
Change in unrealized gain on securities, net taxes of $8,155	15,665	—	—	15,665	—
Change in foreign currency translation	2,247	—	—	2,247	—

Comprehensive income	16,782

Issuance of common stock in business acquisitions and common stock warrants	878	878	—	—	—
Exercise of common stock options	(33)	(33)	—	—	—
Purchase of treasury stock	(82)	—	(82)	—	—

Balance at December 31, 2002	$87,734	$63,856	$(7,671)	$11,739	$19,810

Comprehensive income:
Net loss	(10,471)	—	—	—	(10,471)
Other comprehensive income:
Change in unrealized loss on securities, net taxes of $4,563	(9,037)	—	—	(9,037)	—

Comprehensive loss	(19,508)

Issuance of common stock in business acquisitions and common stock warrants	243	243	—	—	—
Exercise of common stock options	(22)	(22)	—	—	—
Purchase of MCO	4,000	4,000	—	—	—

Balance at December 31, 2003	$72,447	$68,077	$(7,671)	$2,702	$9,339

Comprehensive income:
Net loss	(10,868)	—	—	—	(10,868)
Other comprehensive income:
Change in unrealized gain on securities, net taxes of $1,130	2,193	—	—	2,193	—

Comprehensive loss	(8,675)

Purchase of treasury stock	(32)	—	(32)	—	—
Issuance of common stock in business acquisitions	293	293	—	—	—
Exercise of common stock options	(1)	(1)	—	—	—
Sale of MCO	(4,000)	(4,000)	—	—	—

Balance at December 31, 2004	$60,032	$64,369	$(7,703)	$4,895	$(1,529)

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2004	2003	2002
Operating Activities
Net loss	$(10,868)	$(10,471)	$(1,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of DAC and PVFP	27,791	18,914	10,894
Deferral of policy acquisition costs	(21,298)	(24,301)	(62,619)
Deferred federal income provision	(2,874)	(6,585)	(8,917)
Cumulative effect of change in accounting principle	—	—	1,212
Depreciation and amortization	3,023	1,529	1,509
Change in insurance policy liabilities	42,581	58,212	55,888
Net realized investment gain (loss)	(283)	(17,876)	19,841
Change in accrued investment income	13,177	7,020	1,285
Change in other assets and liabilities, net, excluding effect of business acquisitions	2,288	347	443

Net cash provided by operating activities	53,537	26,789	18,406

Investing Activities
Fixed maturity securities available for sale:
Purchases	(584,955)	(1,553,539)	(1,674,454)
Sales	412,270	953,962	1,218,478
Maturities, calls and redemptions	153,579	322,838	9,141
Change in short-term investments, net	10,876	(3,731)	(5,624)
Cash paid for health services acquisitions, net of cash acquired	(823)	(145)	(1,215)
Proceeds from the sale of International Operations	—	—	25,690
Change in other investments, net	4,136	(353)	(2,304)

Net cash used by investing activities	(4,917)	(280,968)	(430,288)

Financing Activities
Borrowings	6,050	26,915	200
Repayments of notes payable	(1,787)	(19,323)	(6,943)
Premiums received on interest-sensitive annuities and other financial products credited to policyholder account balances, net of premiums ceded	247,767	421,032	599,516
Return of policyholder account balances on interest-sensitive annuities and other financial products	(308,356)	(217,324)	(138,723)
Issuance of common stock and warrants	(1)	(22)	(33)
Purchase of common stock for treasury stock	(32)	—	(82)

Net cash provided (used in) by financing activities	(56,359)	211,278	453,935

Net increase (decrease) in cash and cash equivalents	(7,739)	(42,901)	42,053
Cash and cash equivalents at beginning of year	17,296	60,197	18,144

Cash and cash equivalents at end of year	$9,557	$17,296	$60,197

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Basis of Presentation

Organization

     Standard Management Corporation (“we”, “our”, “us”, “Standard Management” or the “Company”) is a holding company that, through our subsidiaries, a) develops, markets and/or administers annuity and life insurance products and b) distributes pharmaceutical goods and services through its health subsidiary.

     Standard Management’s subsidiaries at December 31, 2004 primarily include: 1) Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”) and 2) U.S. Health Services Corporation (“U.S. Health Services”) and its subsidiaries. In February 2005, Standard Management entered into an agreement to sell Standard Life and Dixie Life. See note 19 for further description. This sale, if it is consummated, will have a significant impact on our Company as the operations of Standard Life and Dixie Life have historically represented in excess of 95% of our consolidated operations.

Operating Segments

Health Services

     Our Health Services segment, which was formed in 2002, and is conducted primarily through our subsidiary U.S. Health Services, develops and distributes retail and third party reimbursed pharmaceutical products and services through direct-to-consumer as well as institutional channels. Our primary customer base consists of consumers, academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies and correctional and mental health facilities. In addition, U.S. Health Services acts as a wholesale distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. The profitability of this segment is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of our operating expenses.

     Effective May 13, 2004, we purchased the assets of RoyalMed, LLC for 50,000 shares of our common stock. The purchase price included contingent consideration, based on a targeted closing sales price of our common stock on the anniversary date of the acquisition over the next two years. The contingent consideration has been recognized as additional paid in capital in our consolidated financial statements.

     Effective April 1, 2004, we sold 95% of Medical Care & Outcomes, LLC (“MCO”) back to its original owners. We recognized a loss on the sale and related severance costs of $964,000 in the first quarter of 2004 in the Health Services segment. MCO was originally purchased in 2003 with $4 million of our common stock. The divestiture of MCO resulted in the return of our common stock and therefore in a decrease to equity of $4 million in the second quarter of 2004.

     Effective February 6, 2004, our newly formed subsidiary, Apothecary Solutions Corporation (“Apothecary Solutions”), acquired certain assets of Alliance Center, Inc. Apothecary Solutions is an institutional pharmacy. The purchase price was $3.7 million. The purchase price was paid in the form of cash of $.8 million and the assumption of $2.9 million of debt and a seller note.

     During 2003, we acquired the business assets of MyDoc.com. The purchase price was $645,000 paid in the form of cash of $145,000 and a seller note of $500,000.

     During 2002, we purchased three health services companies. The aggregate purchase price of $2.8 million was in the form of $.9 million of our common stock, cash of $1.2 million and $.7 million of debt and seller notes.

Financial Services

     Our Financial Services segment consists of revenues earned and expenses incurred from our insurance operations, particularly Standard Life and Dixie Life. Our primary insurance products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses. See note 19.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation (continued)

Other Services

     Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs.

Discontinued Operations — International Operations

     In 2002, we sold our International Operations which consisted of 100% of the shares in Premier Life (Luxembourg) S.A. and the portfolio of Premier Life (Bermuda) Limited to Winterthur Life, a division of Credit Suisse Group, resulting in a gain from the sale of discontinued operations of $6.9 million in 2002. The 2002 results included revenues earned and expenses incurred from abroad, primarily Europe, and include fees collected on our deposits from unit-linked assurance products. The profitability of this segment primarily was dependant on the amount of separate account assets under management, the management fee charged on those assets and management of our operating expenses. Loss from the sale of discontinued operations in 2003 is due to the Company settling a purchase price adjustment resulting in a $.3 million charge. Certain post-sale provisions continue to apply that could result in a future settlement between the parties.

2. Summary of Significant Accounting Policies

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

Investments

     We classify our fixed maturity and equity securities as available for sale and, accordingly, these securities are carried at fair value. Fixed maturity securities include bonds and redeemable preferred stocks. Changes in fair values of securities available for sale, after adjustment for deferred policy acquisition costs, present value of future profits and deferred income taxes, are reported as unrealized gains or losses directly in shareholders’ equity and, accordingly, have no immediate effect on net income (loss). The deferred policy acquisition costs and present value of future profits adjustments to the unrealized gains or losses represent valuation adjustments or reinstatements of these assets that would have been required as a charge or credit to operations had such unrealized amounts been realized.

     Prior to adjusting for fair value changes, the cost of our fixed maturity securities is adjusted for amortization of premiums and discounts. The amortization is provided on a constant effective yield method over the life of the securities and is included in net investment income.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

     Equity-indexed call options are derivative instruments linked to the major stock indices (“S&P 500 Index” and “DJIA Index”), which are used to mitigate exposure of our equity-indexed annuity products. We purchase call options whose payoff characteristics offset the equity benefits of our products. These securities are carried at fair value and the change in fair value is included in call option gain (loss). The liabilities for the related equity indexed annuity contracts are adjusted based on the return in the market indices and are reflected in ‘Insurance Policy Liabilities’ in the Consolidated Balance Sheets.

Net Realized Investment Gains and Losses

     Realized gains and losses on sales of investments are determined by specific identification and are included in net income (loss).

     We periodically evaluate whether the decline in fair value of our investments is other-than-temporary. Our evaluation consists of a review of qualitative and quantitative factors. We also consider additional factors to determine whether the decline in fair value is other-than-temporary, such as downgrades of the security by a rating agency, deterioration in the financial condition of the issuer, and other publicly available issuer-specific news or general market conditions. For investments in companies with no quoted market price, we consider similar qualitative and quantitative factors and also take into account the cost of the investment, the type of investment, subsequent purchases of the same or similar investments, the current financial position and operating results of the company invested in, and such other factors as may be relevant. A decline in fair value of securities deemed to be other-than-temporary is recognized as a realized loss.

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

     Insurance policy liabilities for equity-indexed annuity products are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS 133”), “Accounting for Derivative and Hedging Activities”, and consist of a book value liability for benefits guaranteed in the contract, combined with a market value liability for equity-linked benefits of the contract.

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

Recognition of Insurance Policy Revenue and Related Benefits and Expenses

     Unless otherwise indicated, premiums received for annuities and life insurance products are not recognized as income. Those premiums are generally invested in one or more investments that, in turn, result in net investment income revenue. Other revenue sources and expense items are described below.

     Expenses relating to immediate annuities include interest credited to policyholder liabilities and administrative expenses.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

     Revenue for deferred and equity-indexed annuity contracts also consists of policy charges for surrender, a component of policy income. Premiums received for these annuity contracts are reflected as premium deposits and are not recorded as revenues. Expenses related to these annuities include interest credited to policyholder account balances and administrative expenses.

     Revenue for universal life insurance policies consists of policy charges for the cost of insurance, policy administration charges and surrender charges. Expenses related to universal life policies include interest credited to policyholder account balances, administrative expenses and death benefits incurred in excess of policyholder account balances.

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

Income Taxes

     Income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period in which the change is enacted. A valuation reserve is recognized based on the evidence available, if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

     We file a consolidated return, excluding U.S. Health Services, and a separate U.S. Health Services return for federal income tax purposes.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Present Value of Future Profits

     Present value of future profits are recorded in connection with acquisitions of insurance companies or a block of policies. There were no such acquisitions in 2004, 2003 or 2002. The initial value is based on the actuarially determined present value of the projected future gross profits from the in force business acquired. In selecting the interest rate to calculate the discounted present value of the projected future gross profits, we use the risk rate of return believed to best reflect the characteristics of the purchased policies, taking into account the relative risks of such policies, the cost of funds to acquire the business and other factors. The value of in force insurance purchased is amortized on a constant yield basis over its estimated life from the date of acquisition in proportion to the emergence of profits or the expected premium pattern over a period of approximately 20 years.

     For acquisitions we made on or before November 1992, we amortize the asset with interest at the same discount rate used to determine the present value of future profits at the date of purchase. For acquisitions after November 1992, we amortize the asset using the interest rate credited to the underlying policies.

Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives or lease terms which range from three to ten years for equipment and leasehold improvements and 40 years for our headquarters building which represents our most significant asset in this category.

Goodwill and Intangible Assets

     The Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in 2001. SFAS 142 addresses accounting and reporting of acquired goodwill and other intangible assets. We completed our impairment testing under the requirements of SFAS 142 during the fourth quarter of 2002 and the results were applied retroactively to January 1, 2002. As a result of our initial transitional impairment test, we recorded an impairment charge of approximately $1.2 million in our financial services segment retroactive to the first quarter of 2002, which is presented as a cumulative effect of a change in accounting principle in our consolidated financial statements.

Other Assets

     Other assets include, among other things, inventories and accounts receivables related to our health services operations. Inventories are stated on a lower of first-in, first-out cost or market value basis and predominately include purchased finished pharmaceutical products. Accounts receivable are customer obligations due under normal trade terms and are reduced by management’s estimate of uncollectible balances and expected discounts, including those ultimately granted under payment programs, such as Medicare and private insurance. These estimates are based on recent historical experience and specific customer situations. Generally, accounts receivables are not secured.

     Revenues in the health services business are recognized when the products are shipped to the customer pursuant to customer orders.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Stock Options

     The provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” allows companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS 123, as amended by SFAS 148, would result in pro forma net loss and pro forma loss per share of the following for the years ended December 31 (in thousands, except per share amounts):

	Year Ended December 31
	2004	2003	2002
Reported net loss	$(10,868)	$(10,471)	$(1,130)
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	165	332	141

Pro forma net loss	$(11,033)	$(10,803)	$(1,271)

Loss per share:
Basic and diluted — as reported	$(1.36)	$(1.30)	$(0.15)
Basic and diluted — pro forma	(1.38)	(1.34)	(0.17)

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rates	3.1%	3.1%	3.6%
Volatility factors	0.44	0.52	0.62
Weighted average expected life	5 years	6 years	7 years
Dividend yield	0.0%	0.0%	0.0%

Net Loss Per Common Share

     Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. However, due to net losses in each of the last three years, the Company has no dilutive stock options, warrants or convertible securities. Antidilutive shares excluded from the computation of diluted net loss per share included 4,317,101, 3,348,304, and 3,349,869 in 2004, 2003, and 2002, respectively, related to options, warrants and convertible debt.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (continued)

Reclassifications

     Certain amounts in the 2003 and 2002 consolidated financial statements and notes have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on previously reported shareholders’ equity or net income (loss) in the periods presented.

New Accounting Policies

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which provides guidance on when to consolidate certain entities considered to be variable interest entities (“VIEs”). FIN 46 was revised in 2004. An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The Company adopted FIN 46 effective the first quarter of 2004. The adoption had no material impact on the financial position or results of operations of the Company, but did result in the Company deconsolidating the Trust (see note 5). Although the Trust is wholly owned by the Company, all of its earnings and cash flows, represented by principal and interest payments under subordinated debentures payable to it from Standard Management, are for the benefit of the holders of the Trust’s preferred securities. As such, rather than the Company reflecting debt payable and interest expense related to the preferred securities, it reflects debt payable and interest expense related to the subordinated debentures. As both instruments have nearly identical terms, the difference noted above is not material.

     In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (revised 2004) “Share-Based Payments” (“SFAS 123R”). Among other things, SFAS 123R requires expensing the fair value of stock options which was previously optional. SFAS 123R is effective as of July 1, 2005. The Company expects the impact of adopting SFAS 123R will be similar to the pro forma impacts as described in note 2 – “Stock Options”.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Investments

     The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale are as follows (in thousands):

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Fixed maturity securities:
United States Treasury securities and obligations of United States government agencies	$35,254	$470	$71	$35,653
Utilities	48,043	1,297	267	49,073
Corporate bonds	697,950	23,339	2,952	718,337
Mortgage-backed securities	863,214	2,076	11,148	854,142
Redeemable preferred stock	4,043	29	—	4,072

Total fixed maturity securities	$1,648,504	$27,211	$14,438	$1,661,277

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale:
Fixed maturity securities:
United States Treasury securities and obligations of United States government agencies	$35,087	$358	$279	$35,166
Foreign government securities	1,316	—	—	1,316
Utilities	58,438	1,180	610	59,008
Corporate bonds	716,299	18,903	11,546	723,656
Mortgage-backed securities	823,908	9,230	10,604	822,534
Redeemable preferred stock	3,000	157	—	3,157

Total fixed maturity securities	$1,638,048	$29,828	$23,039	$1,644,837

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

     As of December 31, 2004, the fair value of securities in an unrealized loss position greater than one year is $194.6 million with an unrealized loss of $9.1 million. The fair value of securities in an unrealized loss position less than one year is $535.8 million with an unrealized loss of $5.3 million. As of December 31, 2003, the fair value of securities in an unrealized loss position greater than one year is $30.0 million with an unrealized loss of $3.0 million. The fair value of securities in an unrealized loss position less than one year is $708.0 million with an unrealized loss of $20.0 million. We concluded that none of the above unrealized losses are other than temporary. We believe the above fixed maturity unrealized losses are not other than temporary because the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investment. Also, in our opinion, evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary in considering the severity and duration of the impairment in relation to the forecasted market price recovery.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Investments (continued)

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 2004, by contractual maturity are shown below (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year	$11,275	$11,451
Due after one year through five years	140,560	143,422
Due after five years through ten years	502,600	518,706
Due after ten years	126,812	129,484

Subtotal	781,247	803,063
Redeemable preferred stock	4,043	4,072
Mortgage-backed securities	863,214	854,142

Total fixed maturity securities	$1,648,504	$1,661,277

     Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

     Net investment income was attributable to the following for the years ended December 31 (in thousands):

	2004	2003	2002
Fixed maturity securities	$82,716	$82,201	$74,994
Mortgage loans on real estate	375	589	743
Policy loans	770	817	814
Real estate	32	30	27
Short-term investments and other	909	816	398

Gross investment income	84,802	84,453	76,976
Less: investment expenses	1,409	1,444	1,137

Net investment income	$83,393	$83,009	$75,839

     Net realized investment gains (losses) were attributable to the following for the years ended December 31 (in thousands):

	2004	2003	2002
Fixed maturity securities available for sale:
Gross realized gains	$6,205	$30,494	$20,467
Gross realized losses	(5,234)	(8,232)	(19,276)
Other-than-temporary decline in fair value	(1,254)	(4,386)	(20,027)

Net	(283)	17,876	(18,836)
Other losses	—	—	(1,005)

Net realized investment gain (loss)	$(283)	$17,876	$(19,841)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Investments (continued)

     Life insurance companies are required to maintain certain amounts of assets with state or other regulatory authorities. At December 31, 2004, fixed maturity securities of $10.6 million and cash and short-term investments of $.5 million were held on deposit by various state regulatory authorities in compliance with statutory regulations.

     Comprehensive income excludes reclassification adjustments for net realized investment gains (losses) after income taxes (benefits) of ($.2) million, $11.8 million, and ($13.1) million in 2004, 2003, and 2002, respectively. The income tax rate used for comprehensive income is 34%.

4. Deferred Policy Acquisition Costs and Present Value of Future Profits

     The activity related to deferred policy acquisition (“DAC”) costs is summarized as follows for the years ended December 31 (in thousands):

	2004	2003	2002
Balance, beginning of year	$166,411	$153,954	$109,844
Additions	21,298	39,304	62,618
Amortization	(26,303)	(32,476)	(9,097)
Adjustment relating to net unrealized (gain) loss on securities available for sale	(1,483)	5,629	(9,411)

Balance, end of year	$159,923	$166,411	$153,954

     The activity related to present value of future profits is summarized as follows for the years ended December 31 (in thousands):

	2004	2003	2002
Balance, beginning of year	$16,508	$14,949	$22,269
Interest accreted on unamortized balance	2,467	2,686	2,902
Amortization	(3,954)	(4,126)	(4,700)
Adjustments relating to net unrealized (gain) loss on securities available for sale	(771)	2,999	(5,522)

Balance, end of year	$14,250	$16,508	$14,949

     The percentages of future expected net amortization of the beginning balance of the present value of future profits, before the effect of net unrealized gains and losses, are expected to be between 9% and 14% in each of the years 2004 through 2005. Future net amortization is based on the present value of future profits at December 31, 2004, and current assumptions as to future events on all policies in force. The discount rate used to calculate the present value of future profits reflected in our consolidated balance sheets at December 31, 2004, ranged from 8% to 18%.

     Included in the amortization line above are changes of $7.9 million and $7.8 million for 2003 and 2002, respectively, related to the acceleration of DAC amortization due to DAC unlocking. No such change was required in 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Mortgages Payable, Notes Payable and Subordinated Debentures

     Mortgages payable, Notes payable and Subordinated debentures were as follows at December 31 (in thousands):

	Interest
	Rate (1)	2004	2003
Mortgages payable	7.32%	$6,607	$6,795

Notes payable:
Promissory notes	2.64%	$1,883	$1,000
Senior secured credit agreement	5.86%	18,500	20,000
Convertible notes	6.55%	6,050	—

		$26,433	$21,000

Subordinated debentures	10.25%	$20,700	$20,700

(1)	Current weighted average rate at December 31, 2004

Mortgages payable

     On December 28, 2001, we signed a promissory note due January 2012, in the principal amount of $6.9 million in order to finance the purchase of our corporate headquarters. The note bears interest at 7.375% per annum and is payable in equal monthly installments of $56,000, with a final payment of $4.678 million. The note may be prepaid in whole or in part at our option commencing on or before January 1, 2005, at a redemption price equal to 105% of the principal amount (plus accrued interest) and declining to 101% of the principal amount (plus accrued interest) if prepayment is made after January 1, 2008. The note and all amounts due are secured by a mortgage that conveys a first mortgage security interest in certain real and personal property we own.

     On May 1, 2003, we signed a promissory note due June 2008, in the principal amount of $.2 million. The note bears interest at 5.75% per annum and is payable in equal monthly installments of $1,256, with a final payment of $198,345. The note may be repaid in whole or in part at our option. The note and all amounts due are secured by a mortgage that conveys a first mortgage security interest in certain real and personal property we own.

Promissory notes

     As of December 31, 2004, we have four unsecured promissory notes totaling $1.9 million related to the acquisitions of various health services companies. Annual principal payments are due in 2005 through 2008 in the amounts of $1 million, $453,000, $291,000 and $100,000, respectively.

Senior secured credit agreement

     In November 2003, we entered into a senior secured credit agreement which provides for a $10.0 million revolving credit line and a $8.5 million term loan as of December 31, 2004. Initial borrowings under the senior secured credit agreement were primarily used for debt refinancing and for contributions to surplus of our insurance subsidiaries. The debt is secured by all of the issued and outstanding shares of common stock of Standard Life. Interest on borrowings under the revolving credit line is determined, at our option, to be: 1) a fluctuating rate of interest equal to the corporate base rate announced by the bank periodically, plus 1.15% per annum, or 2) a rate equal to 90 Day London Inter-Bank Offered Rate (“LIBOR”) plus 3.95%. Interest on borrowings under the term loan is fixed at 6.63%. Maximum borrowings under the revolving credit line would be reduced by $2.5 million every quarter starting in February 2008 and has a scheduled final maturity in November 2008. The term loan is payable in quarterly installments ranging from $500,000 to $550,000 that started in May 2004 and are scheduled to end in November 2008. However, all outstanding balances under the entire senior secured credit agreement are expected to be repaid upon the sale of Standard Life (see note 19.)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Mortgages Payable, Notes Payable and Trust Subordinated Debentures (continued)

     Indebtedness incurred under the senior secured credit agreement is subject to certain restrictions and covenants including, among other things, certain minimum financial ratios, minimum risk based capital ratios and minimum statutory surplus requirements for our insurance subsidiaries, and certain limitations on acquisitions, additional indebtedness, investments, mergers, consolidations and sales of assets. As of December 31, 2004, and at other dates throughout 2004, the Company was in violation of one financial covenant (debt leverage) under our senior secured credit agreement. Additionally, at December 31, 2004, we are in violation of a covenant limiting Standard Management’s indebtedness to Standard Life. We have obtained from the lender a waiver of these covenants through the earlier of the consummation of the sale of Standard Life (see note 19) or September 30, 2005.

Convertible Notes

     On February 10, 2004, we issued $3.3 million of our 7% unsecured convertible notes due 2009. The notes are convertible at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions. Because our common shares were trading at lower than $4.20 per share upon issuance of the notes, no value was assigned to the conversion feature.

     On November 30, 2004, we issued $2.75 million of our 6% mandatory unsecured convertible notes due 2008. The notes are convertible into shares of our common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions. Because our common shares were trading at lower than $4.20 per share upon issuance of the notes, no value was assigned to the conversion feature.

Subordinated debentures

     On August 9, 2001, SMAN Capital Trust I (the “Trust”), a wholly owned subsidiary of Standard Management, completed a public offering of $20.7 million of its 10.25% preferred securities, which mature on August 9, 2031, at $10 per preferred security.

     The proceeds from the offering were immediately loaned to Standard Management by the Trust in the form of an equal amount of subordinated debentures. The debentures have similar terms as the preferred securities, including a 10.25% interest rate. Although the Trust is wholly-owned by Standard Management, Standard Management does not consolidate the Trust because all of the income and cash flows of the Trust benefit the preferred security holders rather than Standard Management. As such, the subordinated debentures and related interest expense are reflected in our consolidated results.

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

Interest Paid

     Cash paid for interest was $4.0 million, $4.4 million, and $4.0 million in 2004, 2003, and 2002, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Income Taxes

     The components of the federal income tax expense (benefit), applicable to pre-tax income (loss) from continuing operations, were as follows for the years ended December 31 (in thousands):

	2004	2003	2002
Current income taxes	$3,269	$(3,161)	$3,550
Deferred income taxes	(2,874)	2,534	(13,017)

Federal income tax expense (benefit)	$395	$(627)	$(9,467)

     The effective income tax rate on pre-tax income (loss) from continuing operations differs from the statutory corporate federal income tax rate as follows for the years ended December 31 (in thousands):

	2004	2003	2002
Federal income tax expense (benefit) at statutory rate (34%)	$(3,548)	$(3,773)	$(5,890)
Recognition of previously reserved NOL carryforwards	(1,071)	—	(2,654)
Increase in valuation allowance	4,358	3,030	—
Other items, net	656	116	(923)

Federal income tax expense (benefit)	$395	$(627)	$(9,467)

Effective tax rate	4%	6%	55%

     We recovered $1 million and $.1 million in federal income taxes in 2004 and 2002, respectively. We paid federal income taxes of $1.7 million, $5.9 million, and $1.2 million in 2004, 2003 and 2002, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes. Significant temporary differences included in our deferred income tax assets (liabilities) are as follows at December 31 (in thousands):

	2004	2003
Deferred income tax assets:
Future policy benefits	$60,459	$59,310
Capital and net operating loss carryforwards	8,459	3,211
Other, net	593	727

Gross deferred income tax assets	69,511	63,248
Valuation allowance for deferred income tax assets	7,388	3,030

Deferred income tax assets, net of valuation allowance	62,123	60,218
Deferred income tax liabilities:
Present value of future profits	(5,486)	(5,991)
Deferred policy acquisition costs	(48,810)	(49,378)
Securities available for sale	(3,281)	(6,549)
Other	(1,746)	(404)
Unrealized gain on securities available for sale	(2,649)	(1,512)

Total deferred income tax liabilities	(61,972)	(63,834)

Net deferred income tax asset	$151	$(3,616)

     As of December 31, 2004, Standard Management and its subsidiaries had consolidated net capital loss carryforwards of approximately $3.2 million of which $.2 million expires in 2008 and the remainder expires in 2009.

     As of December 31, 2004, Standard Management and its subsidiaries had consolidated net operating loss carryforwards of approximately $19.2 million for tax return purposes, which expire from 2009 to 2024. Of this amount, $16.5 million will only be able to reduce taxable income of U.S. Health Services.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Income Taxes (continued)

     A $7.4 million valuation allowance has been provided primarily related to certain operating loss carryforwards in the Health Services and Other Services segments at December 31, 2004.

7. Shareholders’ Equity

Warrants

     The Company issued warrants to purchase common stock to 1) our independent agents as an inducement for annuity sales and 2) as a component of the purchase price of health services acquisitions. During 2004, we had 157,500 warrants expire unexercised. The following table represents outstanding warrants to purchase common stock as of December 31:

		Exercise	Warrants Outstanding
Issue Date	Expiration Date	Price	2004	2003
January 2001	January 2004	$3.00	—	157,750
January 2002	January 2005	6.02	287,000	287,000
June 2002	June 2005	7.61	89,500	89,500
October 2002	October 2007	4.92	10,000	10,000

			386,500	544,250

Changes in Shares of Common Stock and Treasury Stock

     The following table represents changes in the number of common and treasury shares as of December 31:

	2004	2003	2002
Common Stock:
Balance, beginning of year	9,629,167	9,369,752	9,039,471
Net issuance (repurchase) of common stock	(182,976)	259,415	330,281

Balance, end of year	9,446,191	9,629,167	9,369,752

Treasury Stock:
Balance, beginning of year	(1,515,078)	(1,515,078)	(1,492,978)
Treasury stock acquired	(10,000)	—	(22,100)

Balance, end of year	(1,525,078)	(1,515,078)	(1,515,078)

     The increase in common stock outstanding in 2002 and 2003 was attributable primarily to common stock issued in the purchase of various health services businesses. Additionally, the decrease in common stock outstanding in 2004 was attributable primarily due to the return of common stock related to the April 2004 sale of 95% of Medical Care & Outcomes, LLC (“MCO”) back to its original owners. MCO was originally purchased in 2003 with our common stock. The divestiture of MCO resulted in the return of our common stock and therefore in a decrease to common stock outstanding.

     At December 31, 2004 we were authorized to purchase an additional 692,690 shares under our treasury stock repurchase program.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Shareholders’ Equity (continued)

Unrealized Gain on Securities

     The components of unrealized gain on securities available for sale in shareholders’ equity are summarized as follows at December 31 (in thousands):

	2004	2003	2002
Fair value of securities available for sale	$1,661,277	$1,644,837	$1,379,792
Amortized cost of securities available for sale	1,648,504	1,638,048	1,350,961

Unrealized gain on securities available for sale	12,773	6,789	28,831
Adjustments for:
Deferred policy acquisition costs	(2,797)	(1,114)	(6,942)
Present value of future profits	(1,885)	(1,313)	(4,113)
Deferred federal income taxes (benefits)	(2,649)	(1,512)	(6,075)
Other	(547)	(148)	38

Net unrealized gain on securities available for sale	$4,895	$2,702	$11,739

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Stock Option Plan

     Effective June 12, 2002, we adopted our 2002 Stock Incentive Plan (the “Plan”) which authorizes the granting of options to employees, directors and consultants of the Company to purchase up to 990,000 shares of our common stock at a price not less than its market value on the date the option is granted. The number of shares of stock available for issuance pursuant to the Plan is automatically increased on the first trading day of each calendar year beginning January 1, 2003, by an amount equal to 3% of the shares of stock outstanding on the trading day immediately preceding January 1. As of January 1, 2005, there were 1,023,202 shares of our common stock available for grant under Plan. Options may not be granted under the Plan on a date that is more than ten years from the date of its adoption. The options may become exercisable immediately or over a period of time. Any shares subject to an option that for any reason expires or is terminated unexercised may again be subject to an option under the Plan. The Plan also permits granting of stock appreciation rights and restricted stock awards. In addition to the 2002 Stock Incentive Plan, the 1992 Stock Option Plan has 1,806,625 shares outstanding. No additional shares remain available for future issuance under the 1992 Stock Option Plan.

     A summary of our stock option activity and related information for the years ended December 31 is as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	2,804,054	$5.58	2,409,869	$6.00	2,461,933	$6.03
Exercised	(8,000)	3.25	(6,225)	3.36	(106,385)	5.81
Granted	203,000	3.72	580,000	3.97	65,000	4.25
Expired or forfeited	(508,929)	6.39	(179,590)	5.56	(10,679)	4.11

Options outstanding, end of year	2,490,125	$5.28	2,804,054	$5.58	2,409,869	$6.00

Options exercisable, end of year	2,182,125	$5.54	2,450,722	$5.80	2,351,436	$6.05

Weighted-average fair value of options granted during the year	$1.58		$1.39		$2.71

     Information with respect to stock options outstanding at December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractural	Exercise	Number	Price
Prices	Outstanding	Life (years)	Price	Exercisable	Exercise
$3.00-4.99	954,175	6.75	$3.65	646,175	$3.75
5.00-6.49	763,475	3.08	5.77	763,475	5.77
6.50-7.61	772,475	2.32	6.80	772,475	6.80

	2,490,125			2,182,125

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Reinsurance

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

     Reinsurance premiums ceded to other insurers were $2.5 million, $4.0 million, and $3.0 million in 2004, 2003 and 2002, respectively. Reinsurance ceded has reduced benefits and claims incurred by $3.7 million, $3.5 million, and $5.2 million in 2004, 2003 and 2002, respectively. A contingent liability exists to the extent any of the reinsuring companies are unable to meet their obligations under the reinsurance agreements. To minimize exposure to significant losses from reinsurance insolvencies, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. Based on our periodic reviews of these companies, we believe the assuming companies are able to honor all contractual commitments under the reinsurance agreements.

     At December 31, 2004, SCOR Life U.S. Insurance Company, our largest annuity reinsurer, which is rated “B++” (Very Good) by A.M. Best, represented $16.6 million, or 47% of our total reinsurance recoverable.

10. Goodwill and Intangible Assets

     The activity related to goodwill is summarized as follows for December 31 (in thousands):

	2004	2003
Balance, beginning of year	$9,961	$6,417
Goodwill acquired	2,263	3,544
Goodwill disposed of in MCO sale	(3,603)	—
Goodwill impairment	(963)	—

Balance, end of year	$7,658	$9,961

     Our operating segments had the following goodwill balances at December 31 (in thousands):

	2004	2003
Financial Services	$3,674	$3,674
Health Services	3,725	6,028
Other Services	259	259

	$7,658	$9,961

     The intangible asset balance was $1.2 million and $1.0 million at December 31, 2004 and 2003, respectively. The intangible asset balance primarily relates to customer lists obtained by U.S. Health Services in various business acquisitions during 2004 and 2003. Intangible amortization expense was $.2 million and $.1 million in 2004 and 2003, respectively. Future amortization for these assets is expected to be approximately $.2 million annually.

     We completed our impairment testing under the requirements of SFAS 142 during the fourth quarter of 2004. The goodwill impairment test compares the fair value of a reporting unit with its carrying value. We relied on the merger and acquisition method and the discounted future benefits method to calculate fair value using an outside appraisal. Finally we compared the implied goodwill from the calculated fair value of the reporting unit with the carrying amount of goodwill for the reporting unit. As a result of our impairment test, we recorded an impairment charge of approximately $1 million for our Health Services segment.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Related Party Transactions

     In 1997, we made an interest-free loan to one of our officers. The principal balance of the loan was $775,500 at December 31, 2004 and 2003, respectively. Repayment is due within 10 days of voluntary termination or resignation as an officer. In the event of a termination of the officer’s employment following a change in control, the loan is deemed to be forgiven.

12. Commitments and Contingencies

Lease Commitments

     We rent office and storage space under noncancellable operating leases and we incurred rent expense for operating leases of $.6 million, $.7 million, and $.5 million in 2004, 2003 and 2002, respectively.

     Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 2004, are as follows (in thousands):

2005	$376
2006	361
2007	197
2008	20
2009	—

Total minimum lease payments	$954

Employment Agreements

     Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change in control of Standard Management. The commitment under these agreements is approximately three to five times their current annual salaries plus bonuses and would aggregate to $6.1 million as of December 31, 2004. Additionally, following termination due to a change in control, each executive is entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,620,855 shares at December 31, 2004 with a payment value of $6.5 million.

13. Litigation

     We are involved in various legal proceedings in the normal course of business. In most cases, such proceedings involve claims under insurance policies or other contracts of Standard Management. The outcomes of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity or future results of operations of Standard Management based on our current understanding of the relevant facts and law and our recorded reserves for such matters

14. Statutory Accounting Information of Subsidiaries

     Our insurance subsidiaries maintain their records in conformity with statutory accounting practices prescribed or permitted by state insurance regulatory authorities. Statutory accounting practices differ in certain respects from GAAP. In consolidation, adjustments have been made to conform to GAAP.

     Standard Life had consolidated statutory capital and surplus of $69.9 million and $62.8 million at December 31, 2004 and 2003, respectively. Income, excluding realized capital gains and losses of Standard Life, on a statutory basis is $1.1 million, $10.4 million, and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net income (loss) of Standard Life on a statutory basis is $2.8 million, $11.3 million, and ($8.4) million for the years ended December 31, 2004, 2003 and 2002, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Statutory Accounting Information of Subsidiaries (continued)

     State insurance regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulas for determining the amount of risk-based capital (“RBC”) specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of investment and insurance risks. Regulatory compliance is determined by a ratio (the “Ratio”) of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2004, the RBC Ratios of Standard Life and Dixie Life were both at least three times greater than the levels at which company action is required.

     We loaned $27.0 million to Standard Life pursuant to an Unsecured Surplus Debenture Agreement (“Surplus Debenture”) which requires Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. As required by state regulatory authorities, the balance of the surplus debenture at December 31, 2004 and 2003 of $27.0 million is classified as a part of capital and surplus of Standard Life. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance depending upon satisfaction of certain financial tests relating to the levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance. For the quarters ended September 30, 2004 and December 31, 2004, the Commissioner had not yet approved our request of $.8 million in aggregate interest payments. These debentures will be assumed by the buyer of Standard Life (see note 19).

     Our ability to pay operating expenses and meet debt service obligations is partially dependent upon the amount of dividends received from Standard Life. Standard Life’s ability to pay cash dividends is, in turn, restricted by law or subject to approval by the insurance regulatory authorities of Indiana. Dividends are permitted based on, among other things, the level of the preceding year statutory surplus and net income. Standard Life did not pay any dividends in 2004 and 2003. During 2005, Standard Life can pay dividends of $1.1 million, without regulatory approval and an additional $5.6 million with regulatory approval.

15. Operations by Business Segment

     Our reportable segments are as follows:

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

Financial Services

     Our Financial Services segment consists of revenues earned and expenses incurred from our insurance operations, particularly Standard Life and Dixie Life. Our primary insurance products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses (see note 19).

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Operations by Business Segment (continued)

Other Services

     Our Other Services segment consists of revenues and expenses primarily related to corporate operations and financing costs.

     The accounting policies of the segments are the same as described in Note 2 (Summary of Significant Accounting Policies). The following segment presentation contains the same operating data and results the Company uses to evaluate the performance of the reporting units for the year ended December 31 (in thousands):

	2004	2003	2002
Revenues:
Financial Services	$111,912	$132,993	$65,151
Health Services	7,120	2,948	1,850
Other Services	7,404	7,825	8,112
Intercompany eliminations	(8,428)	(7,193)	(6,889)

Consolidated revenues	$118,008	$136,573	$68,224

Income (loss) from continuing operations before income tax:
Financial Services	$3,310	$(999)	(11,852)
Health Services	(10,305)	(6,565)	(1,752)
Other Services	(3,478)	(3,260)	(3,721)
Intercompany eliminations	—	1	—

Consolidated loss from continuing operations before income tax	$(10,473)	$(10,823)	(17,325)

Assets:
Financial Services	$1,947,100	$1,960,793	$1,698,666
Health Services	9,223	9,942	4,307
Other Services	143,296	163,881	161,979
Intercompany eliminations	(151,723)	(159,845)	(149,805)

Consolidated assets	$1,947,896	$1,974,771	$1,715,147

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Derivative Financial Instruments

     We offer equity-indexed annuity products that provide a base rate of return with a higher potential return linked to the performance of a broad-based equity index. We buy S&P 500 Index options and DJIA Index options (collectively known as “the options”) in an effort to mitigate potential increases to policyholder benefits resulting from increases in the S&P 500 Index and DJIA Index to which the products’ returns are linked. The cost of the options is included in the pricing of the equity-indexed annuity products. The changes in the value of the options are reflected as call option gain (loss) and fluctuate in relation to changes in interest credited to policyholder account balances for these annuities.

     Total revenues include $2.4 million, $12.0 million, and ($10.1) million in 2004, 2003 and 2002, respectively, related to changes in the fair value of the options. These investment gains (losses) were substantially offset by amounts credited to policyholder account balances. The fair value of the options was $8.8 million and $19.7 million at December 31, 2004 and 2003, respectively. The notional amounts were $262.9 million and $247.7 million at December 31, 2004 and 2003, respectively. The options settle throughout the year.

     If the counterparties of the aforementioned financial instruments do not meet their obligations, we may have to recognize a loss. We limit our exposure to such losses by diversifying among several counterparties believed to be strong and creditworthy. At December 31, 2004, all of the counterparties were rated “A” or higher by Standard & Poor’s.

17. Fair Value of Financial Instruments

     The following outlines the methods and assumptions we use in estimating our fair value disclosures for our financial instrument assets and liabilities. Because fair values for all balance sheet items are not required to be disclosed pursuant to SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, the aggregate fair value amounts presented herein do not necessarily represent our underlying value, likewise, care should be exercised in deriving conclusions about our business or financial condition based on this fair value information.

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

     Mortgage loans and policy loans: The fair values for mortgage loans and policy loans are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings.

     Insurance liabilities for investment contracts: Fair values for our investment-type insurance contract liabilities are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with maturities consistent with those remaining contracts being valued. The estimated fair value of the liabilities for investment contracts was approximately equal to its carrying value at December 31, 2004 and 2003. This is due to 1) credited rates on the vast majority of account balances approximating current rates paid on similar investments and 2) rates not generally being guaranteed beyond one year.

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

     Mortgages payable, notes payable and subordinated debt: The estimated fair values for mortgages payable, notes payable and subordinated debt are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrowers with similar credit ratings at December 31, 2004.

     The carrying amounts of all other financial instruments approximate their fair values.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Fair Value of Financial Instruments (continued)

     The fair value of our financial instruments is shown below using a summarized version of assets and liabilities at December 31 (in thousands). Refer to Note 3 for additional information relating to the fair value of investments.

	2004		2003
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Assets:
Investments:
Securities available for sale:
Fixed maturity securities	$1,661,277	$1,661,277	$1,644,837	$1,644,837
Equity interest call options	8,831	8,831	19,711	19,711
Mortgage loans on real estate	1,617	819	4,735	3,937
Policy loans	12,143	10,783	13,668	12,308
Cash and cash equivalents	9,557	9,557	17,296	17,296
Liabilities:
Insurance liabilities for investment contracts	$1,659,739	$1,659,739	$1,685,289	$1,685,289
Mortgage payable	6,778	6,607	6,994	6,795
Notes payable	25,981	26,433	19,403	21,000
Subordinated debt	18,630	20,700	19,520	20,700

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Quarterly Financial Data (unaudited) (in thousands, except per share amounts)

     Earnings per common and common equivalent share for each quarter are computed independently of earnings (loss) per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings (loss) during the year, the sum of the quarterly earnings (loss) per share may not equal the earnings (loss) per share for the year.

	2004 Quarters
	First	Second	Third	Fourth
Total revenues	$30,434	$28,930	$25,757	$32,887

Net income (loss)	$(1,767)	$(2,467)	$(2,695)	$(3,939)

Net loss per common share	$(0.22)	$(0.31)	$(0.34)	$(0.50)

Net loss per common share, assuming dilution	$(0.22)	$(0.31)	$(0.34)	$(0.50)

	2003 Quarters
	First	Second	Third	Fourth
Total revenues	$33,126	$41,457	$27,005	$34,985

Components of net income (loss):
Income (loss) from continuing operations	$2,010	$1,032	$(2,937)	$(10,302)
Loss from discontinued operations	—	—	(275)	—

Net income (loss)	$2,010	$1,032	$(3,212)	$(10,302)

Net income (loss) per common share	$0.26	$0.13	$(0.40)	$(1.27)

Net income (loss) per common share, assuming dilution	$0.25	$0.13	$(0.40)	$(1.27)

     Reporting the results of our operations on a quarterly basis requires the use of numerous estimates throughout the year, primarily in the computation of reserves, amortization of deferred policy acquisition costs and present value of future profits, and the effective rate for income taxes. It is our practice to review estimates at the end of each quarter and, if necessary, make appropriate adjustments, with the effect of such adjustments being reported in current operations. Only at year-end are we able to assess the accuracy of our previous quarterly estimates. Our fourth quarter results include the effect of the difference between previous estimates and actual year-end results. Therefore, the results of an interim period may not be indicative of the results of the entire year.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Subsequent Events (unaudited)

     As previously disclosed, over the past 18 months, the board and management of the Company considered a variety of strategic alternatives that might provide it with adequate financing to pursue its growth strategies for the health services business it embarked on in 2002 and maximize long-term shareholder value. After considering various options, management, in early 2005, committed to the sale of 100% of Standard Life, including Dixie Life. Pursuant to this early 2005 decision, on February 9, 2005, Standard Management entered into a definitive Stock and Asset Purchase Agreement (the “Agreement”) with Capital Assurance Corporation (“Capital Assurance”). The Agreement provides for the sale to Capital Assurance of (i) 100% of the capital stock of Standard Life, and (ii) $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of Standard Management. The Agreement represents the definitive terms for the transactions contemplated by the previously reported letter of intent between the parties. Standard Management expects the transaction to close in the second quarter of 2005.

     The purchase price under the Agreement is $79.5 million, subject to adjustment as described below, which will be payable as follows: (i) $5 million of a new class of 7% cumulative convertible preferred stock of Capital Assurance, (ii) assumption by Capital Assurance of approximately $21 million in intercompany obligations of Standard Management to Standard Life and (iii) the balance of the purchase price in cash. The cash-portion of the purchase price will be adjusted, post-closing, based on certain changes in the business of Standard Life occurring between October 1, 2004 and the closing of the transaction, including adjustments for, among other things, statutory gains from operations of Standard Life, credit related capital gains and losses, including impairment losses, principal payments on the surplus debentures and capital expenditures by Standard Life. Management currently estimates that based on anticipated adjustments, the post-closing, as adjusted purchase price expected to be paid will be approximately $83 million.

     Standard Management and Capital Assurance have made customary representations, warranties and covenants in the Agreement, including, among others, covenants by Standard Management (i) to conduct the business of Standard Life in the ordinary course and maintain necessary permits and insurance policies during the interim period between the execution of the Agreement and closing, (ii) to not engage in certain types of transactions during such period, (iii) to cause a meeting of the shareholders of Standard Management to be held to approve the Agreement and the transactions contemplated thereby, (iv) to not solicit proposals relating to an alternative sale or business combination transaction and (v) subject to certain exceptions, not to enter into discussions concerning or provide confidential information in connection with proposals for alternative sale or business combination transactions. In addition, Standard Management has agreed to purchase certain assets from Standard Life at closing for approximately $6 million.

     Consummation of the transactions contemplated by the Agreement is subject to customary conditions, including (i) approval of the shareholders of Standard Management, (ii) absence of any law or order prohibiting the closing, (iii) approval of the Indiana Department of Insurance, and (iv) expiration or termination of the Hart-Scott-Rodino waiting period. In addition, each party’s obligation to consummate the transactions contemplated by the Agreement is subject to certain customary conditions, including (i) with certain exceptions, the accuracy of the representations and warranties of the other party and (ii) material compliance of the other party with its covenants.

     Standard Management also agreed to undertake a solicitation of the preferred security holders of SMAN Capital Trust I, a wholly owned subsidiary of Standard Management (the “Trust”) at an estimated cost of approximately $1 million to fund incentive payments in connection with obtaining the consent of the trust preferred holders. If adopted, the amendment would provide us additional financing flexibility by allowing us to enter into certain business transactions, such as the sale of substantially all of our assets, without the acquirer of such assets being required to assume our responsibilities under the indenture. In the event the requisite consents to amend the indenture are not received, Standard Management has the right to require Capital Assurance to assume Standard Management’s obligations under the indenture. If this event were to occur, Standard Management would receive less net cash proceeds from the sale of Standard Life by the net face amount outstanding of the trust preferred securities.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Subsequent Events (unaudited) (continued)

     Standard Management agreed to indemnify Capital Assurance and Standard Life for any losses arising from breaches of any representation, warranty or covenant of Standard Management made in the Agreement and for all pending litigation of Standard Life subject to the applicable survival periods, if such losses exceed $500,000 in the aggregate. If such indemnification threshold is exceeded, Standard Management would be responsible for paying $250,000 plus the amount of such loss in excess of $500,000, up to a maximum amount equal to the purchase price for losses related to the breach of certain representations and warranties, and up to a maximum amount equal to 50% of the purchase price for breaches of certain other specified representations and warranties.

     The Agreement provides termination rights for both Standard Management and Capital Assurance, and further provides that, upon termination of the Agreement under specified circumstances, Standard Management may be required to pay Capital Assurance a termination fee ranging from $1.6 million to $3.2 million, depending on the circumstance leading to the termination, plus reimbursement of up to $2 million of expenses incurred by Capital Assurance in connection with the transaction since November 21, 2004.

     If the proposed sale is consummated, we estimate that, for federal income tax purposes, we will recognize a capital loss on the sale of approximately $22 million, equal to the difference between our adjusted tax basis in Standard Life and the amount realized from the proposed sale. We may recognize a tax benefit in future periods from this capital loss provided that we recognize capital gains within five years. In addition, for accounting purposes, we would expect to record a loss on the sale of approximately $35 million, which is equal to the difference between the expected net book value of the assets sold on the sale date and the purchase price expected to be paid by Capital Assurance in the proposed transaction, plus transaction related expenses.

     Standard Management has filed with the SEC preliminary proxy materials relating to (i) the special meeting of shareholders to be held for the purpose of approving the Agreement and the transactions contemplated thereby and (ii) the solicitation of consents from holders of trust preferred securities of SMAN Capital Trust I to an amendment to the Indenture relating to such securities. Standard Management has set May 18, 2005 as the date for a special meeting of shareholders to vote on the approval of the sale of its subsidiary, Standard Life, to Capital Assurance. Definitive proxy materials will be sent to all shareholders of record (as of April 4, 2005) on or about April 11, 2005.

     Use of Cash Proceeds. Based on management’s expectations regarding the anticipated adjustment in the purchase price, and assuming a final, post-adjustment purchase price of $83 million, we expect the net cash proceeds from the sale, before deducting transaction related fees and expenses, to be approximately $57 million. We intend to use such cash proceeds as follows:

•	approximately $17.7 million for the repayment in full of a bank line of credit;

•	approximately $6 million to purchase certain assets from Standard Life at closing pursuant to the Agreement;

•	approximately $4.3 million for professional fees (investment bankers, attorneys, accountants) and miscellaneous other expenses (filing fees, printing and mailing proxy materials, prepayment penalties, severance payments, etc.);

•	approximately $1 million to fund incentive payments in connection with obtaining the consent of the trust preferred holders;

•	$.5 million to reduce the principal amount outstanding under the mortgage on our home office; and

•	the remaining approximately $27.5 million as working capital to support and expand our health services business, including through selected strategic acquisitions.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Subsequent Events (unaudited) (continued)

     In addition, we anticipate that Standard Life, after the sale, will still lease space from us for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we expect to receive as partial consideration in our sale of Standard Life.

     The following unaudited condensed consolidated balance sheet of Standard Life at December 31, 2004, is presented, for informational purposes only, to highlight the net assets affected by the sale of Standard Life.

Standard Life
Unaudited Condensed Consolidated Balance Sheet
As of December 31, 2004
(dollars in thousands)

Assets:
Total investments	$1,686,396
Deferred policy acquisition costs and present value of future profits	174,173
Other assets	86,530

Total assets	$1,947,099

Liabilities:
Insurance policy liabilities	$1,824,736
Accounts payable and accrued expenses	32,040

Total liabilities	$1,856,776

     On March 21, 2005, the Company issued a $4.75 million Secured Convertible Term Note due on or before March 21, 2008 (the “Note”). The Note was issued pursuant to a Securities Purchase Agreement entered into by the Company and Laurus Master Fund, Ltd. The Note bears interest at a rate equal to the prime rate plus 2%, with a floor of 7.25%. The interest rate may, under specified circumstances, be reduced in the event that the trading price for the Company’s common stock increases above certain levels. Principal payments commence on September 1, 2005 and continue on the first of each month thereafter in an amount equal to $158,333 per month. Under certain circumstances, the Company may make a monthly payment in shares of its common stock. The holder of the Note may at any time convert the outstanding principal and unpaid interest due under the Note to shares of the Company’s common stock at a conversion price of $3.28 subject to certain limitations described in the Note. The Company has agreed to issue to the holder a warrant to purchase 532,511 shares of the Company’s common stock at an exercise price of $3.90 per share. The term of the warrant is five years. In addition, the Company has agreed to pay to Laurus Capital Management, LLC, the manager of the holder of the Note, a fee equal to 4% of the original principal amount of the Note ($190,000) and to reimburse the holder for its reasonable expenses, including legal fees. The Company intends to use the proceeds from the issuance of the Note for general corporate purposes.

Schedule II — Condensed Financial Information of Registrant

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31
	2004	2003
ASSETS
Investments:
Investment in subsidiaries	$101,730	$111,452
Surplus debenture due from Standard Life	27,000	27,000
Equity securities available for sale, at fair value (cost: $25)	25	25
Real estate	—	313
Notes receivable from officer and director	776	776

Total investments	129,531	139,566
Cash and cash equivalents	445	263
Property and equipment, less depreciation of $5,584 in 2004 and $4,516 in 2003	9,761	10,560
Amounts receivable from subsidiaries	24,676	12,673
Other assets	2,708	(374)

Total assets	$167,121	$162,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$24,950	$20,500
Capital lease obligations	235	447
Mortgages payable	6,607	6,795
Amounts due to subsidiaries	49,800	38,148
Other liabilities	4,797	2,651
Payable to company-obligated trust preferred securities	20,700	20,700

Total liabilities	107,089	89,241

Shareholders’ Equity:
Common stock and additional paid-in capital, no par value	64,369	68,077
Treasury stock, at cost	(7,703)	(7,671)
Accumulated other comprehensive income	4,895	2,702
Retained earnings (loss)	(1,529)	9,339

Total shareholders’ equity	60,032	72,447

Total liabilities and shareholders’ equity	$167,121	$161,688

See accompanying notes to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant – (continued)

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(dollars in thousands)

	December 31
	2004	2003	2002
Revenues:
Management fees from subsidiaries	$3,600	$3,600	$3,500
Interest income from subsidiaries	1,702	1,675	1,915
Rental income from subsidiaries	1,948	1,901	1,854
Other income	76	94	15
Net realized investment gains (losses)	(28)	63	(1,001)

Total revenues	7,298	7,333	6,283

Expenses:
Operating expenses	6,070	5,452	5,548
Interest expense and financing costs	5,705	5,590	4,767
Interest expense on note payable to affiliate	—	—	50

Total expenses	11,775	11,042	10,365

Loss before federal income taxes and equity in earnings of consolidated subsidiaries	(4,477)	(3,709)	(4,082)
Federal income tax benefit	(752)	(318)	(2,353)

Loss before equity in earnings of consolidated subsidiaries	(3,725)	(3,391)	(1,729)
Equity in earnings (loss) of consolidated subsidiaries	(7,143)	(7,080)	599

Net loss	$(10,868)	$(10,471)	$(1,130)

See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant — (continued)

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	December 31
	2004	2003	2002
Operating Activities
Net loss	$(10,868)	$(10,471)	$(1,130)
Change in income taxes	(752)	(318)	(1,481)
Depreciation and amortization	1,262	2,078	1,391
Equity in earnings (loss) of subsidiaries	7,143	7,080	(599)
Net realized investment gains (losses)	28	(63)	1,001
Other	1,598	(1,269)	633

Net cash used by operating activities	(1,589)	(2,963)	(185)

Investing Activities
Investments, net	80	(258)	(18)
Capital contribution to Standard Life	—	(5,000)	(15,000)
Cash paid for health services acquisitions, net of cash acquired	(2,303)	(145)	(1,215)
Purchase of property and equipment	(268)	(522)	(777)

Net cash used by investing activities	(2,491)	(5,925)	(17,010)

Financing Activities
Borrowings	6,261	26,915	200
Borrowings from affiliates	(211)	(27)	25,321
Repayments of notes payable	(1,788)	(19,378)	(6,942)
Issuance of common stock and warrants	1	33	(33)
Purchase of common stock for treasury stock	(1)	—	(82)

Net cash provided by financing activities	4,262	7,543	18,464

Net increase (decrease) in cash and cash equivalents	182	(1,345)	1,269
Cash and cash equivalents at beginning of year	263	1,608	339

Cash and cash equivalents at end of year	$445	$263	$1,608

See accompanying notes to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant – (continued)

STANDARD MANAGEMENT CORPORATION
(PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2004

1. Basis of Presentation

     For purposes of these condensed financial statements, Standard Management carries its investments in subsidiaries at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. Net income (loss) of its subsidiaries is included in income using the equity method. These condensed financial statements should be read in conjunction with our consolidated financial statements included elsewhere in this document.

2. Dividends from Subsidiaries

     Standard Management did not receive any dividends from its subsidiaries in 2004, 2003 and 2002.

3. Amounts due to subsidiaries

     In addition to normal advances, we have $26.0 million of outstanding affiliated borrowings at December 31, 2004, pursuant to a $30 million Revolving Line of Credit Agreement between Standard Management Financial Corporation and the Company. Borrowings under the Revolving Line of Credit Agreement may be used for general corporate purposes and to repay outstanding debt. The outstanding balance bears interest equal to the prime rate and interest payments are payable quarterly.

Schedule IV — Reinsurance

STANDARD MANAGEMENT CORPORATION

Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net Amount
Year Ended December 31, 2004
Life insurance in force	$1,024,685	$490,209	$61,735	$596,211	10.35%

Premiums:
Life insurance and annuities	$8,193	$2,414	$578	$6,357
Accident and health insurance	10	8	—	2
Supplementary contract and other funds on deposit	1,565	—	—	1,565

Total premiums	$9,768	$2,422	$578	$7,924

Year Ended December 31, 2003
Life insurance in force	$1,054,341	$475,704	$67,684	$646,321	10.47%

Premiums:
Life insurance and annuities	$10,001	$4,040	$706	$6,667
Accident and health insurance	12	9	—	3
Supplementary contract and other funds on deposit	2,259	—	—	2,259

Total premiums	$12,272	$4,049	$706	$8,929

Year Ended December 31, 2002
Life insurance in force	$1,089,067	$543,782	$73,145	$618,430	11.83%

Premiums:
Life insurance and annuities	$10,079	$2,946	$785	$7,918
Accident and health insurance	13	10	—	3
Supplementary contract and other funds on deposit	1,252	—	—	1,252

Total premiums	$11,344	$2,956	$785	$9,173