Form 10-Q
period 2005-03-31
STANDARD MANAGEMENT CORP
filed 2005-05-16
CIK 853971

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005 or

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
Yes ☐ No ☑

As of April 29, 2005, the Registrant had 7,921,113 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	March 31	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$439	$1,121
Accounts receivable, net	1,477	1,109
Inventories	969	748
Prepaid and other current assets	836	1,009
Assets of discontinued operations	1,841,309	1,921,550

Total current assets	1,845,030	1,925,537

Property and equipment, net	10,916	11,299
Assets held for sale	738	738
Deferred financing fees, net	2,451	1,767
Officer and other notes receivable, less current portion	895	912
Investment in unconsolidated subsidiary	160	160
Intangible assets, net	1,209	1,312
Goodwill	3,725	3,725
Other noncurrent assets	2,295	2,295

Total assets	$1,867,419	$1,947,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,867	$2,794
Accrued expenses	394	143
Current portion of long-term debt	3,100	3,297
Liabilities of discontinued operations	1,795,755	1,829,877

Total current liabilities	1,802,116	1,836,111

Long-term debt, less current portion	53,722	50,443
Other long-term liabilities	1,148	1,159

Total liabilities	1,856,986	1,887,713

Shareholders’ equity:
Common stock and additional paid in capital, no par value, 20,000,000 shares authorized, 9,446,191 shares outstanding in 2005 and 2004	64,873	64,369
Retained deficit	(39,989)	(1,529)
Treasury stock, at cost, 1,525,078 shares	(7,703)	(7,703)
Accumulated other comprehensive income from continuing operations	68	68
Accumulated other comprehensive income (loss) from discontinued operations	(6,816)	4,827

Total shareholders’ equity	10,433	60,032

Total liabilities and shareholders’ equity	$1,867,419	$1,947,745

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, dollars in thousands, except share and per share amounts)

	Three Months Ended
	March 31
	2005	2004
Net revenues	$2,253	$1,699
Cost of sales	1,781	1,201

Gross profit	472	498

Selling, general and administrative expenses	4,023	2,867
Depreciation and amortization	528	528
Loss related to sale of business	—	964

Operating loss	(4,079)	(3,861)

Interest expense	1,124	1,017

Loss before income taxes	(5,203)	(4,878)

Income tax expense (benefit)	—	—

Net loss from continuing operations	(5,203)	(4,878)

Income (loss) from discontinued operations, net of income taxes of ($21) and $345, respectively	(33,257)	3,111

Net loss	$(38,460)	$(1,767)

Loss per share — basic and diluted
Loss from continuing operations	$(0.66)	$(0.60)
Income (loss) from discontinued operations	(4.20)	0.38

Net loss available to common shareholders’	$(4.86)	$(0.22)

Weighted average shares outstanding	7,921,113	8,114,443

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited, dollars in thousands)

		Common stock	Retained		Accumulated other
		and additional	earnings		comprehensive income
	Total	paid in capital	(deficit)	Treasury stock	(loss)
Balance at January 1, 2004	$72,447	$68,078	$9,338	$(7,671)	$2,702

Comprehensive income:
Net loss	(1,767)	—	(1,767)	—	—
Change in unrealized gain on securities, net of income tax provision of $6,725	13,440	—	—	—	13,440

Comprehensive income	11,673

Balance at March 31, 2004	$84,120	$68,078	$7,571	$(7,671)	$16,142

Balance at January 1, 2005	$60,032	$64,369	$(1,529)	$(7,703)	$4,895

Comprehensive loss:
Net loss	(38,460)	—	(38,460)	—	—
Change in unrealized loss on securities, net of income tax benefits of $5,826	(11,643)	—	—	—	(11,643)

Comprehensive loss	(50,103)

Issuance of warrants	518	518	—	—	—
Exercise of common stock options	(14)	(14)	—	—	—

Balance at March 31, 2005	$10,433	$64,873	$(39,989)	$(7,703)	$(6,748)

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, dollars in thousands)

	Three Months Ended
	March 31
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(38,460)	$(1,767)
Net income (loss) from discontinued operations	(33,257)	3,111

Net loss from continuing operations	(5,203)	(4,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528	528
Changes in assets and liabilities, excluding effects of business acquisitions:
Accounts receivable	(368)	(511)
Inventories	(221)	(313)
Prepaid and other current assets	173	(927)
Accounts payable	73	(124)
Accrued expenses	249	12
Net realized loss on sale of MCO	—	964
Other	103	359

Net cash used in operating activities of continuing operations	(4,666)	(4,890)

INVESTING ACTIVITIES:
Capital expenditures	(41)	(144)
Cash paid for health services acquisitions, net of cash acquired	—	(825)
Change in other noncurrent assets, net	16	(351)

Net cash used in investing activities of continuing operations	(25)	(1,320)

FINANCING ACTIVITIES:
Borrowings	4,750	3,300
Cash received from discontinued operations	1,364	4,224
Deferred financing costs paid	(775)	(310)
Repayments of long-term debt	(1,316)	(45)
Issuance of common stock	(14)	(16)

Net cash provided by financing activities of continuing operations	4,009	7,153

Net increase (decrease) in cash and cash equivalents of continuing operations	(682)	943

Cash and cash equivalents at beginning of period	1,121	1,337

Cash and cash equivalents at end of period	$439	$2,280

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

     Standard Management Corporation and subsidiaries (“we”, “our”, “us”, “Standard Management” or the “Company”), as of March 31, 2005, a) distributes pharmaceutical products and services through its Health Services subsidiaries and b) develops, markets and/or administers annuity and life insurance products through its Financial Services subsidiaries. As more fully described in Note 3 – Discontinued Operations, the Company has signed a definitive agreement to sell a substantial portion of its Financial Services business and has reflected the to-be-sold business as discontinued operations in the accompanying consolidated financial statements. As a result of the discontinuance, the Company now reports within a single operating segment, which includes all of our previously separately reported corporate services functions. All significant intercompany transactions and balances have been eliminated in consolidation.

     The Health Services business, which was started by the Company in 2002 under its U.S. Health Services Corporation subsidiary, develops and distributes retail and third party reimbursed pharmaceutical products and services through direct-to-consumer as well as institutional channels. Our primary customer base consists of consumers, academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies and correctional and mental health facilities. In addition, U.S. Health Services acts as a wholesale distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. The profitability of U.S. Health Services is primarily a function of gross margin on sales (the difference between sales and cost of goods sold) and management of our operating expenses. As described more fully in Note 4 – Health Services Business Acquisitions, we expanded our Health Services operations through business acquisitions in 2004.

     Our unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We have also reclassified certain amounts from the prior periods to conform to the 2004 presentation and to reflect our discontinued operations separately from our continuing operations. These reclassifications have no effect on net income or shareholders’ equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2004.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition / Contractual Allowances

     Revenues are recognized at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligation to the customer. The Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities.

     The Company records an estimated contractual allowance against non-private pay revenues and accounts receivable. Accordingly, the net revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the amount expected to be received. Contractual allowances are adjusted to actual as cash is received and claims are reconciled. The Company evaluates the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by third party payors; reviews of contractual allowance information reflecting current contract terms; consideration and analysis of changes in customer base, product mix, payor mix reimbursement levels or other issues that may impact contractual allowances.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)

Note 2 – Summary of Significant Accounting Policies (continued)

Cash Equivalents

     Short-term investments that have a maturity of ninety days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

     The Company utilizes the “Aging Method” to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. The Company has developed estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories and the various payors of the Company’s business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the Aging Method described above while also considering accounts specifically identified as doubtful. Accounts receivable that Company management specifically estimates to be doubtful, based upon the age of the receivables, the results of collection efforts, or other circumstances, are reserved for in the allowance for doubtful accounts until they are collected or written-off.

     Management believes the assumptions used in the Aging Method coupled with continued improvements in the Company’s collection patterns suggest the allowance for doubtful accounts is adequate. However, because the assumptions underlying the Aging Method are based upon historical data, there is a risk that the Company’s current assumptions are not reflective of future collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but may not be addressed in a timely fashion when using the aging method, until updates to the Company’s periodic historical collection studies are completed and implemented.

     At least annually, the Company updates it historical collection studies in order to evaluate the propriety of the assumptions underlying the Aging Method. Any changes to the underlying assumptions or impact of adverse events are implemented immediately. Changes to these assumptions can have a material impact on the Company’s bad debt expense, which is reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

Inventories and Cost of Revenues

     Inventories, consisting of pharmaceuticals, medical supplies and equipment, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (“FIFO”) method.

     Counts of inventories on hand are performed at least on a quarterly basis. Because the Company does not utilize a perpetual inventory system, cost of goods sold, a component of cost of revenues, is estimated using the latest acquisition cost and adjusted to actual by recording the results of the quarterly count of actual physical inventories.

     There are no significant obsolescence allowances recorded since the Company writes off all expired inventories and the Company has the ability to return a majority of its inventory before expiration.

     Cost of revenues include the net product costs of pharmaceuticals sold and direct charges attributable to providing revenue-generating services.

Deferred Financing Costs

     Financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)

Note 2 – Summary of Significant Accounting Policies (continued)

Assets Held For Sale

     Assets held for sale represent investment property and improvements carried at the lower of cost or fair value.

Other noncurrent assets

     Other non current assets primarily represent fixed maturity securities and equity investments in support of the insurance policy liabilities as well as other fixed maturity securities and assets to be purchased from Standard Life in the proposed sale of Standard Life.

Other long-term liabilities

     Other long-term liabilities primarily represent insurance policy liabilities not included in the proposed sale of Standard Life.

Note 3 – Discontinued Operations – Financial Services

     Substantially all of our Financial Services business was operated through our wholly owned subsidiary, Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”). Our primary insurance products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this business is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

     As previously disclosed, the board and management of the Company considered a variety of strategic alternatives to provide the Company with adequate financing to pursue its growth strategies for the health services business it embarked on in 2002 and maximize long-term shareholder value. After considering various options, management, in early 2005, committed to the sale of Standard Life, including Dixie Life. On February 9, 2005, Standard Management entered into a definitive Stock and Asset Purchase Agreement (the “Agreement”) with Capital Assurance Corporation (“Capital Assurance”). The Agreement provides for the sale to Capital Assurance of (i) 100% of the capital stock of Standard Life, and (ii) $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of Standard Management. The Agreement represents the definitive terms for the transactions contemplated by the previously reported letter of intent between the parties. Standard Management expects the transaction to close in the second quarter of 2005.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)

Note 3 – Discontinued Operations – Financial Services (continued)

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

     Standard Management also agreed to undertake a solicitation of consents of the preferred security holders of SMAN Capital Trust I, a wholly owned subsidiary of Standard Management (the “Trust”) to an amendment to the indenture governing such securities at an estimated cost of approximately $1 million to fund incentive payments in connection with obtaining such consents. If adopted, the amendment would provide us additional financing flexibility by allowing us to enter into certain business transactions, such as the sale of substantially all of our assets, without the acquirer of such assets being required to assume our responsibilities under the indenture. In the event the requisite consents to amend the indenture are not received, Standard Management has the right to require Capital Assurance to assume Standard Management’s obligations under the indenture. If this event were to occur, Standard Management would receive less net cash proceeds from the sale of Standard Life by the net face amount outstanding of the trust preferred securities.

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

     If the proposed sale is consummated, we estimate that, for federal income tax purposes, we will recognize a capital loss on the sale of approximately $22 million, equal to the difference between our adjusted tax basis in Standard Life and the amount realized from the proposed sale. We may recognize a tax benefit in future periods from this capital loss provided that we recognize capital gains within five years. In addition, for accounting purposes, we have recorded a $35 million impairment charge in the first quarter of 2005 related to the expected sale of Standard Life, which is equal to the difference between the expected net book value of the assets sold on the sale date and the purchase price expected to be paid by Capital Assurance in the proposed transaction, plus transaction related expenses.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)

Note 3 – Discontinued Operations – Financial Services (continued)

     Standard Management has filed with the Securities and Exchange Commission (“SEC”) and delivered to shareholders of record as of April 4, 2005 definitive proxy materials relating to (i) the special meeting of shareholders to be held for the purpose of approving the Agreement and the transactions contemplated thereby and (ii) the solicitation of consents from holders of trust preferred securities of SMAN Capital Trust I to an amendment to the Indenture relating to such securities. Standard Management has set May 18, 2005 as the date for a special meeting of shareholders to vote on the approval of the proposed sale.

     Use of Cash Proceeds. Based on management’s expectations regarding the anticipated adjustment in the purchase price, and assuming a final, post-adjustment purchase price of $83 million, we expect the net cash proceeds from the sale, before deducting transaction related fees and expenses, to be approximately $57 million. We intend to use such cash proceeds as follows:

•	approximately $17.7 million for the repayment in full of a bank line of credit;

•	approximately $6 million to purchase certain assets from Standard Life at closing pursuant to the Agreement;

•	approximately $4.3 million for professional fees (investment bankers, attorneys, accountants) and miscellaneous other expenses (filing fees, printing and mailing proxy materials, prepayment penalties, severance payments, etc.);

•	approximately $1 million to fund incentive payments in connection with obtaining the consent of the trust preferred holders;

•	$.5 million to reduce the principal amount outstanding under the mortgage on our corporate headquarters (paid March 21, 2005); and

•	the remaining approximately $27.5 million as working capital to support and expand our health services business, including through selected strategic acquisitions.

     In addition, we anticipate that Standard Life, after the sale, will continue to lease space from us at our corporate headquarters for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we expect to receive as partial consideration in our sale of Standard Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)

Note 3 — Discontinued Operations — Financial Services (continued)

     The following tables summarize the financial position and operating results of our discontinued operations as of and for quarters ended on the dates indicated (in thousands):

Standard Life
Unaudited Condensed Consolidated Balance Sheet

	March 31	December 31,
	2005	2004
Assets:
Total investments	$1,635,917	$1,686,396
Deferred policy acquisition costs and present value of future profits	181,203	174,172
Other assets	24,189	60,982

Assets of discontinued operations	$1,841,309	$1,921,550

Liabilities:
Insurance policy liabilities	$1,790,990	$1,824,736
Accounts payable and accrued expenses	4,765	5,141

Liabilities of discontinued operations	$1,795,755	$1,829,877

Standard Life
Unaudited Condensed Consolidated Income Statement

	March 31	March 31,
	2005	2004
Revenues	$26,362	$29,698
Benefits, claims, interest credited and amortization	18,756	23,743
Operating and other expenses	5,884	2,499
Impairment charge	35,000	—
Income tax expense (benefit)	(21)	345

Income (loss) from discontinued operations	$(33,257)	$3,111

Note 4 — Health Services Business Acquisitions

     During 2003, the Company acquired the business assets of MyDoc.com for $645,000 paid in the form of cash of $145,000 and a seller note of $500,000. Additionally, we acquired the stock of Medical Care & Outcomes, LLC (“MCO”) in 2003 with $4 million of our common stock. We later sold MCO back to the original owners (other than a 5% interest valued at $160,000) in April 2004. We recognized a loss on the sale and related severance costs for a prior owner/employee of $964,000. This divestiture resulted in the return of our common stock and therefore a decrease to equity in April 2004 of $4 million.

     Effective February 6, 2004, our newly-formed subsidiary, Apothecary Solutions Corporation (“Apothecary Solutions”), acquired certain assets of Alliance Center, Inc. Apothecary Solutions is an institutional pharmacy. The purchase price was $3.7 million and was paid in the form of cash of $0.8 million and the assumption of $2.9 million of debt and a seller note.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)

Note 4 — Health Services Business Acquisitions (continued)

     Had the Apothecary acquisition and MCO divestiture been consummated on January 1, 2004, pro forma results of operations for the quarter ended March 31, 2004 would have been as follows:

Net revenues	$2,229
Gross profits	648
Operating loss	(3,896)
Net loss from continuing operations	(3,896)

Net loss per share from continuing operations	$(0.49)

     The pro forma information does not purport to be indicative of the results that actually would have been obtained if the transaction had occurred at an earlier date and is not intended to be a projection of future results or trends.

     Effective May 13, 2004, the Company acquired the business assets of RoyalMed, LLC for 50,000 shares of our common stock. The purchase price included contingent consideration, based on a targeted closing sales price of our common stock on the anniversary date of the acquisition over the two years following closing. The contingent consideration has been recognized as additional paid in capital.

Note 5 — Stock Option Plan

     Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148, allows companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options at intrinsic value and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, would result in pro forma net loss and pro forma loss per share of the following for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31
	2005	2004
Reported net loss from continuing operations	$(5,203)	$(4,878)
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	(41)	(85)

Pro forma net loss from continuing operations	$(5,244)	$(4,963)

Loss per share from continuing operations:
Basic and diluted — as reported	$(0.66)	$(0.60)
Basic and diluted — pro forma	$(0.66)	$(0.61)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)

Note 6 — Indebtedness

     Our long-term debt was as follows (dollars in thousands):

		March 31	December 31
	Interest Rate(1)	2005	2004

Mortgages payable	7.32%	$6,072	$6,607
Senior secured credit facility	5.84%	18,000	18,500
Promissory notes	2.96%	1,601	1,883
6% convertible notes	6.00%	2,750	2,750
7% convertible notes	7.00%	3,300	3,300
Other convertible notes	7.73%	4,750	—
Subordinated debentures		20,700	20,700

Total indebtedness		57,173	53,740
Less debt discount on other convertible notes		351	—
Less current portion		3,100	3,297

Total long-term debt, less current portion		$53,722	$50,443

(1)	Current weighted average rate as of March 31, 2005

     A $500,000 prepayment of principal on our mortgage payable was made in March 2005 related to the proposed sale of Standard Life.

     The senior secured credit facility includes a revolving loan and term loan portion and is expected to be terminated and fully paid off upon the sale of Standard Life. Absent the sale, the credit facility is scheduled to terminate in November 2008. As of March 31, 2005, the Company was in violation of two financial covenants (debt leverage and intercompany debt) under our senior secured credit facility. We have obtained waivers of the covenants through the earlier of: (i) the sale of Standard Life or (ii) September 30, 2005.

     On February 10, 2004, we issued $3.3 million of our 7% unsecured convertible notes due 2009. The notes are convertible at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions.

     On November 30, 2004, we issued $2.75 million of our 6% mandatory unsecured convertible notes due 2008. The notes are convertible into shares of our common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions.

     On March 21, 2005, we issued $4.75 million of our other convertible notes. Principal payments are due in monthly installments beginning September 2005 through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of our common stock increase above certain levels. Also, we may pay interest and principal in shares of our common stock instead of cash under certain circumstances. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of our common stock at an exercise price of $3.90 per share. This warrant was valued at $351,000 and is reflected as a discount on the issuance of the convertible debt and will be amortized into interest expense over the term of the notes. The warrant expires, if unexercised, in March 2010. These notes are convertible at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. Because our common shares were trading at less than effective conversion price upon issuance of the notes, no value was assigned to the conversion feature.

     Additional warrants were issued to advisors in the above transaction that allows the holders to purchase 50,000 shares and 30,619 shares of our common stock at an exercise price of $3.28 and $3.90 per share, respectively. These warrants were valued at $62,000 and are reflected as additional deferred financing costs on the issuance of the convertible debt and will be amortized into interest expense over the term of the notes.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)

Note 6 — Indebtedness (continued)

     The subordinated debentures are due to the Trust and are due in August 2031. The Trust, in turn, owes $20.7 million of 10.25% preferred securities to certain investors under terms that are similar the terms of the debentures. Since all income and cash flows into the Trust benefit the preferred securities holders rather than Standard Management, the Trust is not consolidated with Standard Management.

     Interest paid for the three months ended March 31, 2005 and 2004 was $1.1 million and $1.0 million, respectively.

Note 7 — Shareholders’ Equity

     Historically we have issued warrants to purchase common stock (i) as a component of the purchase price of health services acquisitions (ii) in connection with the issuance of convertible debt, and (iii) as an inducement to our independent agents for annuity sales. During the first quarter 2005, we had 287,000 warrants expire unexercised. In addition, during the first quarter 2005 we issued (i) 125,000 warrants recorded as a charge of $105,000 (ii) 532,511 warrants recorded as debt discount of $351,000, and (iii) 80,619 warrants recorded as deferred financing fees of $62,000. The following table represents outstanding warrants to purchase common stock:

			Warrants Outstanding
		Exercise	March 31	December 31
Issue Date	Expiration	Price	2005	2004
January 2002	January 2005	$6.02	—	287,000
June 2002	June 2005	7.61	89,500	89,500
October 2002	October 2007	4.92	10,000	10,000
March 2005	March 2010	3.28	175,000	—
March 2005	March 2010	3.90	563,130	—

			837,630	386,500

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

     Our Discontinued Operations — Financial Services consists of revenues earned and expenses incurred from our insurance operations, principally conducted by our subsidiary Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”). Our primary insurance products include deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.

     As previously disclosed, the board and management of the Company considered a variety of strategic alternatives to provide the Company with adequate financing to pursue its growth strategies for the health services business it embarked on in 2002 and maximize long-term shareholder value. After considering various options, management, in early 2005, committed to the sale of Standard Life, including Dixie Life. On February 9, 2005, Standard Management entered into a definitive Stock and Asset Purchase Agreement (the “Agreement”) with Capital Assurance Corporation (“Capital Assurance”). The Agreement provides for the sale to Capital Assurance of (i) 100% of the capital stock of Standard Life, and (ii) $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of Standard Management. The Agreement represents the definitive terms for the transactions contemplated by the previously reported letter of intent between the parties. Standard Management expects the transaction to close in the second quarter of 2005.

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

     Standard Management also agreed to undertake a solicitation of consents of the preferred security holders of SMAN Capital Trust I, a wholly owned subsidiary of Standard Management (the “Trust”) to an amendment to the indenture governing such securities at an estimated cost of approximately $1 million to fund incentive payments in connection with obtaining such consents. If adopted, the amendment would provide us additional financing flexibility by allowing us to enter into certain business transactions, such as the sale of substantially all of our assets, without the acquirer of such assets being required to assume our responsibilities under the indenture. In the event the requisite consents to amend the indenture are not received, Standard

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Management has the right to require Capital Assurance to assume Standard Management’s obligations under the indenture. If this event were to occur, Standard Management would receive less net cash proceeds from the sale of Standard Life by the net face amount outstanding of the trust preferred securities.

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

     If the proposed sale is consummated, we estimate that, for federal income tax purposes, we will recognize a capital loss on the sale of approximately $22 million, equal to the difference between our adjusted tax basis in Standard Life and the amount realized from the proposed sale. We may recognize a tax benefit in future periods from this capital loss provided that we recognize capital gains within five years. In addition, for accounting purposes, we have recorded a $35 million impairment charge in the first quarter of 2005 related to the expected sale of Standard Life, which is equal to the difference between the expected net book value of the assets sold on the sale date and the purchase price expected to be paid by Capital Assurance in the proposed transaction, plus transaction related expenses.

     Standard Management has filed with the SEC and delivered to shareholders of record as of April 4, 2005 definitive proxy materials relating to (i) the special meeting of shareholders to be held for the purpose of approving the Agreement and the transactions contemplated thereby and (ii) the solicitation of consents from holders of trust preferred securities of SMAN Capital Trust I to an amendment to the Indenture relating to such securities. Standard Management has set May 18, 2005 as the date for a special meeting of shareholders to vote on the approval of the proposed sale.

     Use of Cash Proceeds. Based on management’s expectations regarding the anticipated adjustment in the purchase price, and assuming a final, post-adjustment purchase price of $83 million, we expect the net cash proceeds from the sale, before deducting transaction related fees and expenses, to be approximately $57 million. We intend to use such cash proceeds as follows:

•	approximately $17.7 million for the repayment in full of a bank line of credit;

•	approximately $6 million to purchase certain assets from Standard Life at closing pursuant to the Agreement;

•	approximately $4.3 million for professional fees (investment bankers, attorneys, accountants) and miscellaneous other expenses (filing fees, printing and mailing proxy materials, prepayment penalties, severance payments, etc.);

•	approximately $1 million to fund incentive payments in connection with obtaining the consent of the trust preferred holders;

•	$.5 million to reduce the principal amount outstanding under the mortgage on our corporate headquarters (paid March 21, 2005); and

•	the remaining approximately $27.5 million as working capital to support and expand our health services business, including through selected strategic acquisitions.

     In addition, we anticipate that Standard Life, after the sale, will continue to lease space from us at our corporate headquarters for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we expect to receive as partial consideration in our sale of Standard Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Comparison of the Three Month Periods Ended March 31, 2005 and March 31, 2004:

     The following discussion highlights the material factors affecting the results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004, should be read in conjunction with this Form 10-Q.

Continuing Operations:

Net revenues

•	Sales for the first quarter of 2005 increased $.6 million or 33% to $2.3 million compared to the first quarter of 2004, primarily related to the acquisition of Apothecary Solutions. Additionally, the growth in our veterinary line of business positively impacted our sales.

Cost of sales

•	Cost of sales for the first quarter of 2005 increased by $.6 million or 48% to $1.8 million compared to the first quarter of 2004, primarily related to the sales growth in our veterinary products which carry lower margins.

Gross profit

•	Gross profit for the first quarter of 2005 decreased to 21% from 29% in the first quarter of 2004, primarily a result of increased sales in veterinary sales that carry lower margins than other sources of revenues.

Selling, general and administrative

•	Selling, general and administrative expenses for the first quarter of 2005 increased by $1.2 million or 40%. The increase is primarily related to expenses related to the sale of Standard Life for legal, professional and other fees of $.8 million, increases in the continued marketing and selling efforts in the Health Services area of $.3 million and due to the acquisition of Apothecary Solutions of $.1 million.

Depreciation and amortization

•	Depreciation and amortization remained unchanged at $.5 million in the first quarter of 2005 and 2004.

Loss related to sale of business

•	Loss related to sale of business for the first quarter of 2004 represents the loss on the sale of MCO.

Interest expense

•	Interest expense for the first quarter of 2005 increased by $.1 million or 10% to $1.1 million compared to the first quarter of 2004, primarily due to the issuance of $6 million of convertible debt during 2004.

Federal income tax benefit

•	Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the first quarter of 2005 and 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Discontinued Operations:

General:

Our former Financial Services segment has been reclassified as discontinued operations during 2005 due to management’s decision in early 2005 to sell Standard Life. The former Financial Services segment consists of revenues earned and expenses incurred from our insurance operations. Our primary products include deferred annuities, equity-indexed annuities and single premium immediate annuities. The profitability of this segment is primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of the in force business, mortality experience and management of our operating expenses.

Income (loss) from Discontinuing Operations:

•	Net loss for the current quarter was $33.3 million compared to net income of $3.1 million for the 2004 quarter. The current quarter was primarily impacted by an impairment charge of $35 million in the first quarter of 2005 related to the expected sale of Standard Life, which is equal to the difference between the expected net book value of the assets sold on the sale date and the purchase price expected to be paid by Capital Assurance in the proposed transaction, plus transaction related expenses. Additionally, the current quarter was impacted by a decline in net realized gains of $.9 million net of income taxes, a decrease in net spread income and policy income of $.4 million net of income taxes and net of amortization and unfavorable mortality of $.1 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity of Standard Management (Parent Company)

     We are a holding company whose capital requirements are met through payments received from our subsidiaries. These payments have historically included 1) surplus debenture interest, 2) dividends, 3) management fees, 4) equipment rental fees, 5) lease income and 6) allocation of income taxes, all of which have been subject to restrictions under applicable insurance laws and are used to pay our operating expenses and meet our debt service obligations. Historically, the vast majority of our dividend income, management fee income, rental fee income and lease income have come from Standard Life, which accounted for approximately 94% of our consolidated revenues in 2004. If the proposed sale of Standard Life is consummated, we will no longer have this source of funds and will rely primarily on our health services operations. In addition, we will no longer receive interest on the Surplus Debentures (as defined below), which we intend to sell to Capital Assurance along with the stock of Standard Life. However, if the sale of Standard Life is consummated, we will receive a substantial amount of cash proceeds as described below.

     Additionally, we have borrowed significant amounts from Standard Life to finance the operations of our Health Services business. As of March 31, 2005, the aggregate amount of such borrowings was approximately $20.5 million. As part of the purchase price for Standard Life, Capital Assurance would assume this indebtedness. These internal sources of liquidity are supplemented by external sources such as revolving credit agreements and long-term debt and equity financing in the capital markets. We currently have $18 million outstanding with our senior secured credit facility with a bank. There is currently no availability under this facility. If the proposed sale of Standard Life is consummated, we intend to repay this facility in full.

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

     In conjunction with our efforts to sell Standard Life, Standard Management also agreed to undertake a solicitation of consents of the preferred security holders of the Trust to an amendment to the indenture governing such securities at an estimated cost of approximately $1 million to fund incentive payments in connection with obtaining such consents. If adopted, the amendment would provide us additional financing flexibility by allowing us to enter into certain business transactions, such as the sale of substantially all of our assets, without the acquirer of such assets being required to assume our responsibilities under the indenture. In the event the requisite consents to amend the indenture are not received, Standard Management has the right to require Capital Assurance to assume Standard Management’s obligations under the indenture. If this event were to occur, the cash proceeds to be received by us in the sale would be reduced by the approximately $20.7 million aggregate liquidation amount of trust preferred securities outstanding, which would reduce the net amount of cash expected to be available to us to operate and expand our health services business from approximately $27.5 million to approximately $7 million. Such an event would make it more likely that we would have to secure additional debt or equity financing to carry out our business plan, and there can be no assurance that we could obtain such financing on acceptable terms or at all.

     While we fully anticipate the sale of Standard Life to be consummated and for such sale to provide significant net cash proceeds to the Company, the following paragraphs assume that such sale does not occur in order to describe our liquidity circumstances in that event (as well as our circumstances up through the date of sale).

     Surplus Debenture Interest. We loaned $27.0 million to Standard Life pursuant to unsecured surplus debenture agreements (“Surplus Debentures”), which require Standard Life to make quarterly interest payments at a variable corporate base rate plus 2% per annum, and annual principal payments of $1.0 million per year beginning in 2007 and concluding in 2033. The interest and principal payments are subject to quarterly approval by the Indiana Department of Insurance, depending upon

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

satisfaction of certain financial tests relating to levels of Standard Life’s capital and surplus and general approval of the Commissioner of the Indiana Department of Insurance (“Commissioner”). For the quarters ended March 31, 2005, December 31, 2004 and September 31, 2004 the Commissioner had not yet approved our request of $1.4 million in aggregate interest payments. Assuming the approvals are granted and the March 31, 2005 interest rate of 7.5% continues, we expect to receive interest income of $2.0 million from the Surplus Debentures in 2005, assuming a full year ownership of Standard Life.

     Dividends paid from Standard Life are limited by laws applicable to insurance companies. As an Indiana domiciled insurance company, Standard Life may pay a dividend or distribution from its surplus profits, without the prior approval of the Commissioner, if the dividend or distribution, together with all other dividends and distributions paid within the preceding 12 months, does not exceed the greater of i) net gain from operations or ii) 10% of surplus, in each case as shown in its preceding annual statutory financial statements. In 2004 and 2003, there were no dividends received from our subsidiaries. In 2005, we could receive dividends of $1.1 million from Standard Life, without regulatory approval and an additional $5.6 million with regulatory approval. However, we do not expect to receive dividends from our subsidiaries in 2005.

     Management Fees. Pursuant to a management services agreement, Standard Life paid us $ 3.6 million during 2004 and 2003 for certain management services related to the production of business, investment of assets and evaluation of acquisitions. In addition, Dixie Life paid Standard Life $.9 million and $.7 million in 2004 and 2003, respectively, for certain management services provided. Both of these agreements provide that they may be modified or terminated by the applicable Departments of Insurance in the event of financial hardship of Standard Life or Dixie Life. In 2005, we expect to receive management fees of $3.6 million from Standard Life, assuming a full year ownership of Standard Life.

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

     Anticipated Sale of Standard Life. Based on management’s expectations regarding the estimated adjusted purchase price for Standard Life, and assuming a final, post-adjustment purchase price of $83 million, we expect the net cash proceeds from the sale, before deducting transaction related fees and expenses, to be approximately $57 million. We intend to use such cash proceeds as follows:

•	approximately $17.7 million for the repayment in full of a bank line of credit;

•	approximately $6 million to purchase certain assets from Standard Life at closing pursuant to the Agreement;

•	approximately $4.3 million for professional fees (investment bankers, attorneys, accountants) and miscellaneous other expenses (filing fees, printing and mailing proxy materials, prepayment penalties, severance payments, etc.);

•	approximately $1 million to fund incentive payments in connection with obtaining the consent of the trust preferred holders;

•	$.5 million to reduce the principal amount outstanding under the mortgage on our corporate headquarters (paid March 21, 2005); and

•	the remaining approximately $27.5 million as working capital to support and expand our health services business, including through selected strategic acquisitions.

     In addition, we anticipate that Standard Life, after the sale, will continue to lease space from us at our corporate headquarters for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% perpetual -cumulative exchangeable preferred stock we expect to receive as partial consideration in our sale of Standard Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Estimated Cash Required in 2005

     The Company has estimated required interest payments of $3.1 million and estimated required principal payments of $2.9 million for the remainder of 2005 related to our mortgages payable, promissory notes, notes payable and subordinated debentures.

     As of March 31, 2005, the Company was in violation of two financial covenants (debt leverage and intercompany debt) under our senior secured credit facility. The balance of this indebtedness on March 31, 2005 was $18 million. We have obtained waivers of the covenants through the earlier of: i) the sale of Standard Life or ii) September 30, 2005.

Cash Flows

     Our net cash used in operating activities during the first quarter of 2005 was $4.7 million compared to cash used in operating activities of $4.9 million in the first quarter of 2004. The net cash used in operating activities is mainly attributable to expenses associated with the continued development of U. S. Health Service’s operating platform, as well as interest expense and salary expense at the holding company level.

     Our net cash used in investing activities during the first quarter of 2005 was $0 compared to cash used in investing activities of $1.3 million in the first quarter of 2004.

     Our net cash inflow from financing activities during the first quarter of 2005 was $4.0 million compared to net cash inflow from financing activities of $7.1 million in the first quarter of 2004. The net cash inflow is mainly attributable to increased borrowings under our new convertible notes and due to borrowings and cash received from our discontinued operations partially offset by repayments on our long-term debt.

     Contractual Obligations: During the first quarter of 2005, there were no significant changes in our reported payments due under contractual obligations at December 31, 2004.

     Off-Balance Sheet Arrangements: We have no off-balance sheet arrangements.

Liquidity of Discontinued Operation — Financial Services

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

     Statutory surplus is computed according to rules prescribed by the NAIC as modified by the Indiana Department of Insurance, or the states in which our insurance subsidiaries do business. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative perspective. With respect to new business, statutory accounting practices require that: 1) acquisition costs (primarily commissions and policy issue costs) and 2) reserves for future guaranteed principal payments and interest in excess of statutory rates, be expensed in the year the new business is written. These items cause a reduction in statutory surplus or surplus strain in the year written for many insurance products. We design our products to minimize such first-year losses, and in 2005 none of our products caused a statutory loss in the year written. Absent the sale of Standard Life, our long-term growth goals contemplate continued growth in our insurance businesses. To achieve these growth goals, our insurance subsidiaries will need to increase statutory surplus. Additional statutory surplus may be secured through various sources such as internally generated statutory earnings, infusions with funds generated through our debt or equity offerings, or mergers with other life insurance companies. If additional capital is not available from one or more of these sources, we believe that we could reduce surplus strain through the use of reinsurance or through reduced writing of new business.

     We believe that the operational cash flow of Standard Life will be sufficient to meet our anticipated needs for 2005. As of March 31, 2005, Standard Life had statutory capital and surplus for regulatory purposes of $68 million. Net cash outflow from operations on a statutory basis of Standard Life, after payment of benefits and operating expenses, was $29.4 million during the first three months of 2005. The decrease is primarily due to a decline in annuity premium deposits and an increase in surrenders. If the need arises for cash, which is not readily available, additional liquidity could be obtained from the sale of invested assets.

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

     We believe that the operational cash flow of our Health Services segment will not be sufficient to meet our anticipated operational needs for 2005. Therefore, this segment is expected to continue to fund its cash needs through the proceeds of the sale of Standard Life, external borrowings and capital contributions from Standard Management. See “Liquidity of Standard Management (Parent Company) — Potential Cash Available for 2005” above.

Forward-looking Statements

     All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our ability to consummate the sale of Standard Life, our ability to pay interest on the debentures that support distributions made on the trust preferred securities (and of the Trust to make the corresponding distributions on the preferred securities) following a sale of Standard Life, the prospects of our company after a sale of Standard Life when operating only in the health services business. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

•	Our ability to satisfy the contractual conditions necessary to consummate the sale of Standard Life.

•	The ability of our management team to successfully operate a health services business with the limited experience in that industry.

•	Our ability to expand our health services business both organically and through acquisitions, including our ability to identify suitable acquisition candidates, acquire them at favorable prices and successfully integrate them into our business.

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to obtain additional capital when needed and on favorable terms.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Increasing competition in the sale of our products.

•	The risk factors or uncertainties listed from time to time in our Annual Report on Form 10-K for the year ended December 31, 2004 and any document incorporated by reference herein.

     This Quarterly Report on Form 10-Q also contains forward-looking statements specifically relating to our insurance business. If the proposed sale of Standard life is not consummated and we continue to operate in the financial services sector, the following additional factors may cause actual results to differ from those contemplated by the forward-looking statement:

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

     We caution you that, while forward-looking statements reflect our good faith beliefs, these statements are not guarantees of future performance. In addition, we disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in 2005 to these risks or the management of these risks.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of March 31, 2005 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 21, 2005, Standard Management issued a $4.75 million Secured Convertible Term Note due on or before March 21, 2008 (the “Note”). A summary of the material terms of the Securities Purchase Agreement, the Note, the warrant attached to the Note (the “Warrant”) and the registration rights agreement is described in the Company’s Current Report on Form 8-K filed on March 25, 2005. Additional warrants were issued to advisors in the above transaction that allows the holders to purchase 175,000 shares of our common stock at an exercise price of $3.28 per share and 30,619 shares of our common stock at an exercise price of $3.90 per share.

     On November 30, 2004, we issued $2.75 million of our 6% mandatory unsecured convertible notes due 2008. The notes are convertible at a price equal to $3.28 per share at any time at the holder’s option subject to certain conditions. The issuance and sale of the notes were made in reliance on the exemption from registration provided in Regulation D, Rule 506 under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The notes were acquired by two accredited investors for investment with no view toward the resale or distribution thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Stock and Asset Purchase Agreement, dated February 9, 2005, by and between Standard Management Corporation and Capital Assurance Corporation (incorporated by reference to Current Report on Form 8-K filed on February 14, 2005).

4.1	Securities Purchase Agreement, dated March 21, 2005, between Standard Management Corporation and Laurus Master Fund, Ltd., including the form of Secured Convertible Term Note and Warrant (incorporated by reference to Current Report on Form 8-K filed on March 25, 2005).

4.2	Registration Rights Agreement, dated March 21, 2005, between Standard Management Corporation and Laurus Master Fund, Ltd. (incorporated by reference to Current Report on Form 8-K filed on March 25, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On March 25, 2005 we filed a report on Form 8-K with the Commission related to issuance of a $4.75 million Secured Convertible Term Note due on or before March 21, 2008.

On March 25, 2005 we filed a report on Form 8-K with the Commission related to the release of our financial results for the fourth quarter 2004.

On February 14, 2005 we filed a report on Form 8-K with the Commission related to a signed definitive agreement to sell our life insurance subsidiary Standard Life Insurance Company of Indiana.

On February 3, 2005 we filed a report on Form 8-K with the Commission related to the resignation of Robert J. Salyers, a non-management director of Standard Management Corporation.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

On January 21, 2005 we filed a report on Form 8-K with the Commission related to the termination of the Stock Purchase Agreement dated August 13, 2004 whereby it was to acquire all of the outstanding capital stock of iCare Medical Supply, Inc.

On January 20, 2005 we filed a report on Form 8-K with the Commission related to the termination of the Merger Agreement whereby we were to acquire all of the outstanding capital stock of SVS Vision Holding Company.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : May 16, 2005	STANDARD MANAGEMENT CORPORATION
(Registrant)

By: /s/ Ronald D. Hunter

Ronald D. Hunter
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael B. Edwards

Michael B. Edwards
Vice President and Corporate Controller
(Chief Accounting Officer)