Form 10-Q
period 2005-06-30
STANDARD MANAGEMENT CORP
filed 2005-08-15
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
Yes☐ No☑
As of August 1, 2005, the Registrant had 9,198,747 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	June 30	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,972	$1,121
Accounts receivable, net	1,314	1,109
Inventories	1,354	748
Prepaid and other current assets	790	1,009
Assets of discontinued operations	—	1,921,550

Total current assets	29,430	1,925,537

Property and equipment, net	11,245	11,299
Assets held for sale	738	738
Deferred financing fees, net	2,211	1,767
Officer and other notes receivable, less current portion	878	912
Investments in unconsolidated subsidiaries	5,160	160
Intangible assets, net	1,155	1,312
Goodwill	3,725	3,725
Other noncurrent assets	1,542	2,295

Total assets	$56,084	$1,947,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$950	$401
Accrued expenses	1,698	2,236
Current portion of long-term debt	2,556	3,597
Liabilities of discontinued operations	1,585	1,829,606

Total current liabilities	6,789	1,835,840

Long-term debt, less current portion	36,345	50,714
Other long-term liabilities	1,148	1,159

Total liabilities	44,282	1,887,713

Shareholders’ equity:
Common stock, no par value, and additional paid in capital, 20,000,000 shares authorized, 9,479,524 shares and 9,446,191 shares issued in 2005 and 2004, respectively	64,789	64,369
Retained deficit	(45,352)	(1,529)
Treasury stock, at cost, 1,525,078 shares	(7,703)	(7,703)
Accumulated other comprehensive income from continuing operations	68	68
Accumulated other comprehensive income from discontinued operations	—	4,827

Total shareholders’ equity	11,802	60,032

Total liabilities and shareholders’ equity	$56,084	$1,947,745

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net revenues	$2,489	$1,841	$4,691	$3,492
Cost of sales	1,957	1,363	3,738	2,564

Gross profit	532	478	953	928

Selling, general and administrative expenses	3,451	3,710	7,423	6,529
Depreciation and amortization	486	530	1,014	1,058
Loss related to sale of a business	—	—	—	964

Operating loss	(3,405)	(3,762)	(7,484)	(7,623)

Interest expense	1,186	1,166	2,310	2,183

Loss before income taxes	(4,591)	(4,928)	(9,794)	(9,806)

Income tax expense (benefit)	—	—	—	—

Net loss from continuing operations	(4,591)	(4,928)	(9,794)	(9,806)

Income (loss) from discontinued operations, net of income taxes of $233, $411, $212 and $1,006, respectively	(772)	2,461	(34,029)	5,572

Net loss	$(5,363)	$(2,467)	$(43,823)	$(4,234)

Loss per share — basic and diluted
Loss from continuing operations	$(0.58)	$(0.62)	$(1.23)	$(1.22)
Income (loss) from discontinued operations	(0.10)	0.31	(4.29)	0.69

Net loss available to common shareholders	$(0.68)	$(0.31)	$(5.52)	$(0.53)

Weighted average shares outstanding	7,954,446	7,923,335	7,937,780	8,018,891

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

		Common stock	Retained		Accumulated other
		and additional	earnings		comprehensive income
	Total	paid in capital	(deficit)	Treasury stock	(loss)
Balance at January 1, 2004.	$72,447	$68,078	$9,338	$(7,671)	$2,702

Comprehensive loss:
Net loss	(4,234)	—	(4,234)	—	—
Change in unrealized gain on securities, net of income tax provision of $6,725	(12,157)	—	—	—	(12,157)

Comprehensive loss	(16,391)

Issuance of common stock	294	294	—	—	—
Exercise of common stock options and warrants	(2)	(2)	—	—	—
Sale of MCO	(4,000)	(4,000)	—	—	—

Balance at June 30, 2004	$52,348	$64,370	$5,104	$(7,671)	$(9,455)

Balance at January 1, 2005	$60,032	$64,369	$(1,529)	$(7,703)	$4,895

Comprehensive loss:
Net loss	(43,823)	—	(43,823)	—	—
Change in unrealized loss on securities, net of income tax benefits of $2,670	(4,827)	—	—	—	(4,827)

Comprehensive loss	(48,650)

Adjustment due to stock price contingency	(84)	(84)	—	—	—
Issuance of warrants	518	518	—	—	—
Exercise of common stock options	(14)	(14)	—	—	—

Balance at June 30, 2005	$11,802	$64,789	$(45,352)	$(7,703)	$68

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended
	June 30
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(43,823)	$(4,234)
Net income (loss) from discontinued operations	(34,029)	5,572

Net loss from continuing operations	(9,794)	(9,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,014	1,058
Amortization of deferred financing costs and debt discount	215	66
Accounts receivable	(205)	(454)
Inventories	(606)	(521)
Prepaid and other current assets	219	2
Accounts payable	549	(282)
Accrued expenses	(838)	1,006
Net realized loss on sale of a business	—	964
Other	(902)	(845)

Net cash used in operating activities of continuing operations	(10,348)	(8,812)

INVESTING ACTIVITIES:
Capital expenditures	(342)	(256)
Proceeds from the sale of Standard Life	47,214	—
Cash paid for health services acquisitions, net of cash acquired	(84)	(823)
Cash paid for health service sold	—	(800)
Change in other noncurrent assets, net	517	(371)

Net cash provided by (used in) investing activities of continuing operations	47,305	(2,250)

FINANCING ACTIVITIES:
Borrowings	4,750	3,300
Cash received from discontinued operations	3,649	8,690
Deferred financing costs paid	(660)	(447)
Repayments of long-term debt	(19,831)	(1,093)
Exercise of common stock options and redemption of common stock	(14)	—

Net cash provided by (used in) financing activities of continuing operations	(12,106)	10,450

Net increase (decrease) in cash and cash equivalents of continuing operations	24,851	(612)

Cash and cash equivalents at beginning of period	1,121	1,337

Cash and cash equivalents at end of period	$25,972	$725

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
     Standard Management Corporation and subsidiaries (“we”, “our”, “us”, “Standard Management” or the “Company”), as of June 30, 2005, distributes pharmaceutical products and services through its Health Services subsidiaries. As more fully described in Note 3 – Discontinued Operations, the Company sold a substantial portion of its Financial Services business and has reflected the business as discontinued operations in the accompanying consolidated financial statements. As a result of the discontinuance, the Company now reports within a single operating segment, which includes all of our previously separately reported corporate services functions. All significant intercompany transactions and balances have been eliminated in consolidation.
     The Health Services business, which was started by the Company in 2002 under its U.S. Health Services Corporation subsidiary, develops and distributes retail and third party reimbursed pharmaceutical products and services through direct-to-consumer as well as institutional channels. Our primary customer base consists of skilled nursing facilities, assisted living facilities, home health care agencies, correctional and mental health facilities, academic institutions and consumers. In addition, U.S. Health Services acts as a wholesale distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. The profitability of U.S. Health Services is primarily a function of gross margin on sales (the difference between sales and cost of goods sold) and management of our operating expenses. As described more fully in Notes 4 and 8, we expanded our Health Services operations through business acquisitions in 2004 and 2005.
     Our unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of our prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We have also reclassified certain amounts from the prior periods to conform to the 2005 presentation and to reflect our discontinued operations separately from our continuing operations. These reclassifications have no effect on net loss or shareholders’ equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2004.
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
     Short-term investments that have a maturity of 90 days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value.
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
     At least annually, the Company updates its historical collection studies in order to evaluate the propriety of the assumptions underlying the Aging Method. Any changes to the underlying assumptions or impact of adverse events are implemented immediately. Changes to these assumptions can have a material impact on the Company’s bad debt expense, which is reported in the consolidated statements of operations as a component of selling, general and administrative expenses.
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
Investments in Unconsolidated Subsidiaries
     Investments in unconsolidated subsidiaries primarily represents the $5 million of 7% cumulative exchangeable preferred stock we were issued by the buyer of our Financial Services business as partial consideration in that sale. See Note 3 below.
Other Noncurrent Assets
     Other noncurrent assets primarily represent fixed maturity securities and equity investments in support of policy liabilities as well as other fixed maturity securities.
Other Long-Term Liabilities
     Other long-term liabilities primarily represent insurance policy liabilities we retained.
Legal fees
     Upon identification of litigation matters against the Company that are likely to result in significant defense costs, the Company, based on discussions with internal and external counsels, estimate and provide for the expected defense costs.
Net Loss Per Common Share
     Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. However, due to net losses in each of the periods presented, the Company has no dilutive stock options, warrants or convertible securities. Common stock equivalents outstanding as of June 30, 2005 and 2004 were convertible or exercisable into 4,523,259 and 3,646,688 shares, respectively.
Note 3 – Discontinued Operations – Financial Services
     Our Discontinued Operations — Financial Services consisted of revenues earned and expenses incurred from our insurance operations, principally conducted by our former subsidiary Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”). Our primary insurance products included deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment was primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.
     As previously disclosed, the board and management of the Company considered a variety of strategic alternatives to provide the Company with adequate financing to pursue its growth strategies for the Health Services business it embarked on in 2002 and to maximize long-term shareholder value. After considering various options, management, in early 2005, committed to the sale of Standard Life, including Dixie Life.
     On June 9, 2005, the Company completed the sale of all outstanding capital stock of Standard Life, and $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of the Company, to Capital Assurance Corporation (“Capital Assurance”). The sale was completed pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance (the “Agreement”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 3 – Discontinued Operations – Financial Services (continued)
Capital Assurance and the assumption by Capital Assurance of approximately $22.3 million of indebtedness of the Company. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in a net cash proceeds to Standard Management of $47.2 million. The purchase price is subject to post closing adjustment to reflect actual versus estimated results of Standard Life through the closing date. There can be no assurances that a purchase price adjustment, if any, will not be material in future periods.
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
     Including an additional reserve of $0.7 million provided in the second quarter of 2005, the Company maintains $1.4 million of liabilities as its current estimate of litigation and other indemnification exposures related to both its sale of Standard Life and the sale of it international operations in 2002. The second quarter provision includes amounts for certain litigation matters brought against Standard Life in June 2005, refined estimates for several ongoing matters and management’s estimate, based on currently available information, of its indemnification obligations, including those that may develop from current and future income tax audits. The reserve refinements were based on the results of management’s efforts to amicably resolve many of the open matters before the sale of Standard Life. While the June 30, 2005 reserves represent management’s best estimate of the ultimate obligation, there can be no assurances that these reserves will be not materially adjusted, either increased or decreased, in future periods based on new information and progress within the individual cases and matters. Any such adjustments will be reflected as income or loss from discontinued operations in the periods when such adjustments are identified.
     Related to the sale of Standard Life, we estimate that, for federal income tax purposes, we will recognize a capital loss on the sale of approximately $22 million, equal to the difference between our adjusted tax basis in Standard Life and the amount realized from the sale. We may realize a tax benefit in future periods from this capital loss provided that we recognize capital gains within five years. However, as such benefits may not be realized, we have not reflected them in our financial statements as of June 30, 2005. In addition to the $35 million impairment charge and $0.6 million of related transaction and severance costs we recorded in the first quarter of 2005 related to the then-expected sale of Standard Life, we recorded an additional loss on the sale of $1.0 million in the second quarter of 2005. The total loss represents the difference between the net book value of the net assets sold and the purchase price received plus related transaction costs. The remaining liabilities of discontinued operations as of June 30, 2005 of $1.6 million include the $1.4 million litigation/indemnification reserve and $0.2 million of remaining severance and transaction costs.
     The Company used a portion of the $47.2 million of cash proceeds to a) pay off $17.7 million of bank debt, including prepayment penalties, b) pay $1.0 million related to obtaining a consent from the holders of the trust preferred securities described in Note 6 to effectively allow the Company to complete the sale of Standard Life and c) pay $3.5 million of professional fees (investment bankers, attorneys and accountants) and miscellaneous other costs related to the sale (printing and mailing of proxy materials and severance payments.) The remaining cash proceeds were added to general working capital and will be used for general corporate purposes and Health Services business acquisitions.
     In addition, Standard Life, after the sale, will continue to lease space from us at our corporate headquarters for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we received as partial consideration in our sale of Standard Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 3 – Discontinued Operations – Financial Services (continued)
     The following tables summarize the financial position and operating results of our discontinued operations as of and for the periods ended on the dates indicated (in thousands):
Standard Life
Unaudited Condensed Consolidated Balance Sheet

	June 30	December 31
	2005	2004
Assets:
Total investments	$—	$1,686,396
Deferred policy acquisition costs and present value of future profits	—	174,172
Other assets	—	60,982

Assets of discontinued operations	$—	$1,921,550

Liabilities:
Insurance policy liabilities	$—	$1,824,736
Accounts payable and accrued expenses	1,585	5,141

Liabilities of discontinued operations	$1,585	$1,829,877

Standard Life
Unaudited Condensed Consolidated Income Statement

	June 30	June 30
	2005	2004
Revenues	$40,796	$56,658
Benefits, claims, interest credited and amortization	33,307	45,907
Operating and other expenses	4,700	4,241
Impairment charge and loss on sale	36,606	—
Income tax expense (benefit)	212	1,001

Income (loss) from discontinued operations	$(34,029)	$5,509

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 4 – Health Services Business Acquisitions
     During 2003, the Company acquired the business assets of MyDoc.com for $645,000 paid in the form of cash of $145,000 and a seller note of $500,000. Additionally, in 2003, we acquired the stock of Medical Care & Outcomes, LLC (“MCO”) with $4 million of our common stock. We later sold MCO back to the original owners (other than a 5% interest valued at $160,000) in April 2004. We recognized a loss on the sale and related severance costs for a prior owner/employee of $964,000. This divestiture resulted in the return of our common stock and therefore a decrease to equity in April 2004 of $4 million.
     Effective February 6, 2004, our subsidiary, Apothecary Solutions Corporation (“Apothecary Solutions”), acquired certain assets of Alliance Center, Inc. Apothecary Solutions is an institutional pharmacy. The purchase price was $3.7 million and was paid in the form of cash of $0.8 million and the assumption of $2.9 million of debt and a seller note.
     Effective May 13, 2004, the Company acquired the business assets of RoyalMed, LLC (“RoyalMed”) for 50,000 shares of our common stock. The purchase price included contingent consideration, based on a targeted closing sales price of our common stock on the anniversary date of the acquisition over the two years following closing. The contingent consideration has been recognized as additional paid in capital. However, based on our common stock price on the first anniversary date, we paid an additional $84,000 to the sellers of RoyalMed and made a corresponding adjustment of our additional paid in capital.
     Had the Apothecary Solutions and RoyalMed acquisitions and MCO divestiture been consummated on January 1, 2004, pro forma results of operations for the six months ended June 30, 2004 would have been as follows:

Net revenues	$4,293
Gross profits	1,237
Operating loss	(7,563)
Net loss from continuing operations	(9,746)

Net loss per share from continuing operations	$(1.22)
     The pro forma information does not purport to be indicative of the results that actually would have been obtained if the transaction had occurred at an earlier date and is not intended to be a projection of future results or trends.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 5 — Stock Option Plan
     Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148, allows companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options at intrinsic value and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, would result in pro forma net loss and pro forma loss per share of the following for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Reported net loss from continuing operations	$(4,591)	$(4,928)	$(9,794)	$(9,806)
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	41	105	362	190

Pro forma net loss from continuing operations	$(4,632)	$(5,033)	$(10,156)	$(9,996)

Loss per share from continuing operations:
Basic and diluted — as reported	$(0.58)	$(0.62)	$(1.23)	$(1.22)
Basic and diluted — pro forma	$(0.58)	$(0.64)	$(1.28)	$(1.25)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 6 — Indebtedness
     Our long-term debt was as follows (dollars in thousands):

	Interest	June 30	December 31
	Rate (1)	2005	2004
Mortgages payable	6.72%	$6,015	$6,607
Senior secured credit facility	—	—	18,500
Promissory notes	3.43%	1,313	1,883
6% convertible notes	6.00%	2,750	2,750
7% convertible notes	7.00%	3,300	3,300
Other convertible notes	8.25%	4,750	—
Subordinated debentures	10.25%	20,700	20,700
Capital lease obligations.		395	571

Total indebtedness		39,223	54,311
Less debt discount on other convertible notes		322	—
Less current portion		2,556	3,597

Total long-term debt, less current portion		$36,345	$50,714

(1) Current weighted average rate at June 30, 2005.
     Mortgages payable balance primarily represents a promissory note in the amount of $5.8 million due June 30, 2008, in order to finance the purchase of our corporate headquarters. The note bears interest at 6.75% per annum and is payable in equal monthly installments of $51,728, with a final payment of $5.1 million in June 2008. The note may be prepaid in whole or in part, at a redemption price equal to 102% of the principal amount (plus accrued interest) declining 1% per year in 2007 with no penalty in the final year. The note and all amounts due are secured by a mortgage that conveys a first mortgage security interest in certain real and personal property we own. A $500,000 prepayment of principal on our mortgage payable was made in March 2005 related to the sale of Standard Life.
     The senior secured credit facility (revolving loan and term loan portion) was terminated and fully repaid upon the sale of Standard Life.
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
     On March 21, 2005, we issued $4.75 million of our other convertible notes. Principal payments are due in monthly installments beginning October 1, 2005 through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of our common stock increase above certain levels. Also, we may pay interest and principal in shares of our common stock instead of cash under certain circumstances. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of our common stock at an exercise price of $3.90 per share. This warrant was valued at $351,000 and is reflected as a discount on the issuance of the convertible debt and is being amortized into interest expense over the term of the notes. The warrant expires, if unexercised, in March 2010. These notes are convertible at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. Because our common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 6 – Indebtedness (continued)
     Additional warrants were issued to advisors in the above transaction that allows the holders to purchase 50,000 shares and 30,619 shares of our common stock at an exercise price of $3.28 and $3.90 per share, respectively. These warrants were valued at $62,000 and are reflected as additional deferred financing costs on the issuance of the convertible debt and are being amortized into interest expense over the term of the notes.
     On August 9, 2001, SMAN Capital Trust I (the “Trust”) completed a public offering of $20.7 million of its 10.25% preferred securities, which mature on August 9, 2031. The subordinated debentures are due to the Trust and are due in August 2031. The Trust, in turn, owes $20.7 million of 10.25% preferred securities to certain investors under terms that are similar to the terms of the debentures. Since all income and cash flows into the Trust benefit the preferred securities holders rather than Standard Management, the Trust is not consolidated with Standard Management.
     Interest paid for the six months ended June 30, 2005 and 2004 was $2.1 million and $2.0 million, respectively.
Note 7 — Shareholders’ Equity
     Historically we have issued warrants to purchase common stock (a) as a component of the purchase price of Health Services acquisitions, (b) in connection with the issuance of convertible debt, (c) as an inducement to our independent agents for annuity sales, and (d) for equity and capital marketing related services. During the first half of 2005, we had 376,500 warrants expire unexercised. In addition, during the first quarter 2005 we issued (a) 125,000 warrants recorded as a charge of $105,000 (b) 532,511 warrants recorded as debt discount of $351,000, and (c) 80,619 warrants recorded as deferred financing fees of $62,000. No warrants were issued during the second quarter 2005. The following table represents outstanding warrants to purchase common stock:

			Warrants Outstanding
		Exercise	June 30	December 31
Issue Date	Expiration Date	Price	2005	2004

January 2002	January 2005	$6.02	—	287,000
June 2002	June 2005	7.61	—	89,500
October 2002	October 2007	4.92	10,000	10,000
March 2005	March 2010	3.28	175,000	—
March 2005	March 2010	3.90	563,130	—

			748,130	386,500

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 8 – Subsequent Events
     Effective July 21, 2005, we acquired Rainier Home Health Care Pharmacy, Inc., a Seattle, Washington provider of pharmaceuticals and medical supplies to long-term care facilities. The purchase price was $12 million consisting of a combination of cash, our common stock and a subordinated seller note. Also included in the agreement is a contingent performance bonus based on specific earnings targets over each of the next three years.
     Effective July 28, 2005, we acquired Precision Healthcare, Inc., a Nashville, Tennessee provider of infusion therapy to chronically ill patients and a wholesale pharmaceutical provider to physician practices and other end users. The purchase price was $2.5 million consisting of a combination of cash and our common stock. In addition, included in the agreement is a contingent performance bonus based on specific earnings targets in 2005.
     Effective July 29, 2005, we acquired Long Term Rx, Inc., a New Castle, Indiana direct provider of pharmaceutical products to long term care facilities. The purchase price was $2.2 million consisting of a combination of cash and our common stock.
     The aggregate purchase price of the three acquisitions described above was $16.7 million representing $11.1 million in cash paid at closing (largely funded with cash on hand), 1,250,001 shares of our common stock valued at $4.1 million, and $1.5 million in a seller note. Additional upward purchase price adjustments may be paid out as contingent consideration for certain acquisitions if certain growth in earnings targets are reached. We have guaranteed the market value of the common stock issued in these acquisitions at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. Should our common stock price be below the guaranteed price on the applicable anniversary dates, we would have to pay the difference to the sellers in cash or in additional shares of common stock.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Developments
     Our Discontinued Operations — Financial Services consisted of revenues earned and expenses incurred from our insurance operations, principally conducted by our former subsidiary Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”). Our primary insurance products included deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment was primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.
     As previously disclosed, the board and management of the Company considered a variety of strategic alternatives to provide the Company with adequate financing to pursue its growth strategies for the Health Services business it embarked on in 2002 and to maximize long-term shareholder value. After considering various options, management, in early 2005, committed to the sale of Standard Life, including Dixie Life.
     On June 9, 2005, the Company completed the sale of all outstanding capital stock of Standard Life, and $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of the Company, to Capital Assurance Corporation (“Capital Assurance”). The sale was completed pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance (the “Agreement”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of Capital Assurance and the assumption by Capital Assurance of approximately $22.3 million of indebtedness of the Company. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in a net cash proceeds to Standard Management of $47.2 million. The purchase price is subject to post closing adjustment to reflect actual versus estimated results of Standard Life through the closing date. There can be no assurances that a purchase price adjustment, if any, will not be material in future periods.
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
     Including an additional reserve of $0.7 million provided in the second quarter of 2005, the Company maintains $1.4 million of liabilities of discontinued operations as its current estimate of litigation and other indemnification exposures related to both its sale of Standard Life and the sale of it international operations in 2002. The second quarter provision includes amounts for certain litigation matters brought against Standard Life in June 2005, refined estimates for several ongoing matters and management’s estimate, based on currently available information, of its indemnification obligations, including those that may develop from current and future income tax audits. The reserve refinements were based on the results of management’s efforts to amicably resolve many of the open matters before the sale of Standard Life. While the June 30, 2005 reserves represent management’s best estimate of the ultimate obligation, there can be no assurances that these reserves will be not materially adjusted, either increased or decreased, in future periods based on new information and progress within the individual cases and matters. Any such adjustments will be reflected as income or loss from discontinued operations in the periods when such adjustments are identified.
     Related to the sale of Standard Life, we estimate that, for federal income tax purposes, we will recognize a capital loss on the sale of approximately $22 million, equal to the difference between our adjusted tax basis in Standard Life and the amount realized from the sale. We may realize a tax benefit in future periods from this capital loss provided that we recognize capital gains within five years. However, as such benefits may not be realized, we have not reflected them in our financial statements as of June 30, 2005. In addition, to the $35 million impairment charge and $0.6 million of related transaction and severance costs

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

we recorded in the first quarter of 2005 related to the then-expected sale of Standard Life, we recorded an additional loss on the sale of $1.0 million in the second quarter of 2005. The total loss represents the difference between the net book value of the net assets sold and the purchase price received plus related transaction costs. The remaining liabilities of discontinued operations as of June 30, 2005 of $1.6 million include the $1.4 million litigation/indemnification reserve and $0.2 million of remaining severance and transaction costs.
     The Company used a portion of the $47.2 million of cash proceeds to a) pay off $17.7 million of bank debt, including prepayment penalties, b) pay $1.0 million related to obtaining a consent from the holders of the trust preferred securities described in Note 6 to effectively allow the Company to complete the sale of Standard Life and c) pay $3.5 million of professional fees (investment bankers, attorneys and accountants) and miscellaneous other costs related to the sale (printing and mailing of proxy materials and severance payments.) The remaining cash proceeds were added to general working capital and will be used for general corporate purposes and Health Services business acquisitions.
     In addition, Standard Life, after the sale, will continue to lease space from us at our corporate headquarters for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we received as partial consideration in our sale of Standard Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Comparison of the Three and Six Month Periods Ended June 30, 2005 and June 30, 2004:
     The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004, should be read in conjunction with this Form 10-Q.
Continuing Operations:
Net revenues
Quarterly analysis:
•	Sales for the second quarter of 2005 increased $0.6 million or 35% to $2.5 million compared to the second quarter of 2004, primarily related to the growth in our veterinary line of business.
Year-to-date analysis:
•	Sales for the first six months of 2005 increased $1.2 million or 34% to $4.7 million compared to the first six months of 2004, primarily related to the acquisition of Apothecary Solutions and RoyalMed along with growth in our veterinary line of business.
Gross profit
Quarterly analysis:
•	Gross profit for the second quarter of 2005 increased by $0.1 million or 11% to $0.5 million compared to the second quarter of 2004, primarily related to the growth in net revenues.
Year-to-date analysis:
•	Gross profit for the first six months of 2005 increased by $0.1 million or 3% to $1.0 million compared to the first six months of 2004, primarily related to the growth in net revenues partially offset by an increased mix of wholesale veterinary sales that carry lower margins than other sources of revenues.
Selling, general and administrative expenses
Quarterly analysis:
•	Selling, general and administrative expenses for the second quarter of 2005 decreased by $0.2 million or 8% to $3.5 million compared to the second quarter of 2004 as a result of decreased legal and professional fees related to arranging our sale of Standard Life.
Year-to-date analysis:
•	Selling, general and administrative expenses for the first six months of 2005 increased by $0.9 million or 13% to $7.4 million compared to the first six months of 2004. The increase is primarily related to expenses from our acquired businesses Apothecary Solutions and RoyalMed.
Depreciation and amortization
Quarterly analysis:
•	Depreciation and amortization was $0.5 million in the second quarter of 2005 and 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Year-to-date analysis:
•	Depreciation and amortization was $1.0 million and $1.1 million for the first six months of 2005 and 2004, respectively.
Loss related to sale of business
Year-to-date analysis:
•	Loss related to sale of business in the first six months of 2004 represents the loss on the sale of MCO.
Interest expense
Quarterly analysis:
•	Interest expense for the second quarter of 2005 increased by $0.1 million or 9% to $1.2 million compared to the second quarter of 2004, primarily due to the incurrence of new debt offset partially by repayment of our senior secured credit facility after the sale of Standard Life.
Year-to-date analysis:
•	Interest expense for the first six months of 2005 increased by $0.2 million or 10% to $2.3 million compared to the first six months of 2004, primarily due to the incurrence of new debt offset partially by repayment of our senior secured credit facility after the sale of Standard Life.
Federal income tax benefit
Quarterly analysis:
•	Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the second quarters of 2005 and 2004.
Year-to-date analysis:
•	Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the first six months of 2005 and 2004.
Discontinued Operations:
Income (loss) from Discontinued Operations:
Quarterly analysis:
•	Net loss for the second quarter of 2005 was $0.8 million compared to net income of $2.5 million for the second quarter or 2004. The 2005 quarter was primarily impacted by an additional $1.0 million loss related to the sale of Standard Life and increase of $0.7 million of litigation reserves recorded in that quarter.
Year-to-date analysis:
•	Net loss for the six months ended June 30, 2005 was $34.0 million compared to net income of $5.6 million for the six months ended June 30, 2004. The 2005 period was negatively impacted by a $36.6 million loss related to the sale of Standard Life in 2005.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources
Liquidity of Standard Management (Parent Company)
     We are a holding company whose capital requirements have been historically met through payments received from our former subsidiary Standard Life. These payments have historically included a) surplus debenture interest, b) dividends, c) management fees, d) equipment rental fees, e) lease income and f) allocation of income taxes, all of which were used to pay our operating expenses and meet our debt service obligations. Subsequent to the sale of Standard Life, we no longer have this source of funds and will rely primarily on our Health Services operations. However, with the sale of Standard Life, we received a substantial amount of cash proceeds as described below.
Potential Cash Available for 2005
     We retained net proceeds of $25 million from the sale of Standard Life after paying off our senior bank debt, professional and other miscellaneous transaction fees. This cash is available for general corporate purposes and Health Services business acquisitions.
     In addition, Standard Life, after the sale, will continue to lease space from us at our corporate headquarters for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we received as partial consideration in our sale of Standard Life.
     The sale price of Standard Life is subject to post closing adjustments to reflect actual versus estimated results of Standard Life through the closing date. Management does not believe that any purchase price adjustments and related cash flows will be material.
     Standard Management agreed to indemnify Capital Assurance and Standard Life for any losses arising from breaches of any representation, warranty or covenant of Standard Management made in the Agreement and for all pending litigation of Standard Life subject to the applicable survival periods. Management does not believe that any indemnification adjustments and related cash flows will be material.
Estimated Cash Required in 2005
     The Company has estimated required interest payments of $1.5 million and estimated required principal payments of $1.1 million for the remainder of 2005 related to our mortgages payable, promissory notes, notes payable and subordinated debentures.
Cash Flows of the consolidated company
     Our net cash used in operating activities during the six months ended June 30, 2005 was $10.3 million compared to cash used in operating activities of $8.8 million in the six months ended June 30, 2004. The net cash used in operating activities is mainly attributable to expenses associated with the continued development of Health Service’s operating platform, as well as interest expense and salary expense at the holding company.
     Our net cash provided by investing activities during the six months ended June 30, 2005 was $47.3 million compared to cash used in investing activities of $2.3 million in the six months ended June 30, 2004. The increase is primarily related to the proceeds from the sale of Standard Life.
     Our net cash used in financing activities during the six months ended June 30, 2005 was $12.1 million compared to net cash provided by financing activities of $10.5 million in the six months ended June 30, 2004. The net cash used in financing activities was mainly attributable to the repayment and termination of our senior credit facility upon the sale of Standard Life partially offset by increased borrowings under our new convertible notes and due to borrowings and cash received from our discontinued operations.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     Contractual Obligations: During the second quarter of 2005, there were no significant changes in our reported payments due under contractual obligations at December 31, 2004 other than as related to our senior bank debt which was paid in full in June 2005.
     Off-Balance Sheet Arrangements: We have no off-balance sheet arrangements.
Liquidity of Health Services
     The principal capital requirements of our Health Services segment are its a) cost of goods sold, b) operating expenses, and c) future acquisitions. The primary source of funding for these obligations has been a) cash flow from pharmaceutical sales, b) internal borrowings from Standard Management and external borrowings, and c) capital contributions from Standard Management. The capital requirements of our Health Services segment have significantly exceeded revenues from pharmaceutical sales.
     We believe that the operational cash flow of our Health Services segment will not be sufficient to meet our anticipated operational needs for 2005. Therefore, this segment is expected to continue to fund its cash needs through external borrowings and capital contributions from Standard Management. See “Liquidity of Standard Management (Parent Company) – Potential Cash Available for 2005” above.
Forward-looking Statements
     All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, our ability to pay interest on the debentures that support distributions made on the trust preferred securities (and of the Trust to make the corresponding distributions on the preferred securities) following the sale of Standard Life, and the prospects of our company after a sale of Standard Life when operating only in the health services business. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in 2005 to these risks or the management of these risks, except that risks related to our Discontinued Operations no longer apply now that the sale of Standard Life has been completed.
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of June 30, 2005 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in various legal proceedings in the normal course of business. Except for the proceeding described below, the outcome of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, liquidity, or future results of our operations based on our current understanding of the relevant facts and law.
     Effective May 31, 2005, P.B. (“Pete”) Pheffer resigned his positions as President and Chief Financial Officer of Standard Management Corporation (the “Company”). As a result of this resignation, Mr. Pheffer has terminated his employment agreement with the Company dated January 1, 2003 (the “Agreement”). In his letter of termination, Mr. Pheffer asserts that his termination was based upon a “change of control” of the Company, as defined in the Agreement, as a result of the sale of the Company’s wholly owned subsidiary, Standard Life Insurance Company of Indiana. Mr. Pheffer also asserts that as a result of such sale, he has experienced a change in his “authority, power, function, duties and responsibility” and that he is invoking the “good reason” clause in the Agreement. Mr. Pheffer claims that under the Agreement, as a result of his resignation “for good reason,” he is owed, no later than ten days following his resignation, a lump-sum cash severance payment of approximately $3.8 million.
     The severance payment sought by Mr. Pheffer under the Agreement includes amounts for a) accrued, but unpaid, paid time-off and the pro rata share of his bonus for 2005; b) a lump sum payment of three times the sum of his current base salary and average bonus paid in the preceding three years and c) a lump sum stock option value payment equal to the number of shares of the Company’s common stock subject to unexercised stock options held by Mr. Pheffer (regardless of the exercise price thereof) multiplied by the highest sales price of the Company’s common stock during the six months prior to his resignation. Mr. Pheffer also claims he is entitled to receive all of his current employee benefits under medical, insurance and other employee benefit plans for 36 months following the date of his termination.
     The Company disputes Mr. Pheffer’s assertion that he had “good reason” to terminate his employment under the terms of the Agreement. Rather, it is the Company’s position that Mr. Pheffer terminated his employment “without cause,” as defined in the Agreement, and, as a result, the Company owes Mr. Pheffer only approximately $50,000 for accrued, but unpaid, paid time off and his pro rata share of his bonus for 2005. The Company intends to vigorously contest any additional amounts or benefits claimed by Mr. Pheffer as a result of his termination of his employment. All disputes under the Agreement are subject to binding arbitration by the parties.
     A provision of the Agreement provides that any amounts payable upon termination of the Agreement constitute wage payments under the Indiana Wage Payment Statute (the “Wage Statute”). The Wage Statute allows a party to recover liquidated damages for each day wages remain unpaid in an amount equal to ten percent of the amount due, not to exceed double the amount of wages due, and costs and reasonable attorneys’ fees if suit is filed. It is the Company’s position that Mr. Pheffer cannot invoke the Wage Statute and that this provision of the Agreement is otherwise unenforceable.
     Under the Agreement, if it is determined that any payments made to Mr. Pheffer as a result of his termination would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any penalties or interest are incurred by Mr. Pheffer with respect to such excise tax, then the Company is required to make an additional gross-up payment to Mr. Pheffer to fully compensate him for the amount of such excise tax. If the Company is required to pay Mr. Pheffer the full severance amount he is claiming under the Agreement, the Company believes such amount would be subject to the federal excise tax and, as such, the Company would be required to make an additional gross-up payment to Mr. Pheffer of approximately $1.7 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
4.5(a)	Supplemental Indenture dated June 7, 2005 by and between Standard Management Corporation and Deutsche Bank Trust Company Americas (incorporated by reference to the Current Report on Form 8-K filed on June 13, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
On May 18, 2005, we filed a report on Form 8-K with the Commission related to the release of our financial results for the first quarter of 2005.
On June 6, 2005, we filed a report on Form 8-K with the Commission related to the resignation of P.B. (Pete) Pheffer as Chief Financial Officer.
On June 13, 2005, we filed a report on Form 8-K with the Commission related to the entry into a Supplemental Indenture with Deutsche Bank Trust Company Americas.
On June 15, 2005, we filed a report on Form 8-K with the Commission related to the completion of the sale of Standard Life.
On June 20, 2005, we filed a report on Form 8-K with the Commission related to the removal of P.B. (Pete) Pheffer as a director.
On June 27, 2005, we filed a report on Form 8-K with the Commission related to the appointment of Michael B. Edwards as Interim Chief Financial Officer.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 12, 2005

STANDARD MANAGEMENT CORPORATION (Registrant)
By:	/s/ Ronald D. Hunter
Ronald D. Hunter
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Michael B. Edwards
Michael B. Edwards
Interim Chief Financial Officer (Chief Accounting Officer)