Form 10-Q
period 2005-09-30
STANDARD MANAGEMENT CORP
filed 2005-11-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐  No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐  No  ☑
As of November 1, 2005, the Registrant had 9,120,374 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	September 30	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,521	$1,121
Accounts receivable, net	5,651	1,109
Inventories	3,387	748
Prepaid and other current assets	400	1,009
Assets of discontinued operations	—	1,921,550

Total current assets	18,959	1,925,537

Property and equipment, net	11,722	11,299
Assets held for sale	738	738
Deferred financing fees, net	2,113	1,767
Officer and other notes receivable, less current portion	859	912
Investments in unconsolidated subsidiaries	5,160	160
Intangible assets, net	6,271	1,312
Goodwill	12,293	3,725
Other noncurrent assets	1,327	2,295

Total assets	$59,442	$1,947,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,550	$401
Accrued expenses	2,460	2,236
Current portion of long-term debt	2,728	3,597
Liabilities of discontinued operations	1,337	1,829,606

Total current liabilities	9,075	1,835,840

Long-term debt, less current portion	37,360	50,714
Other long-term liabilities	1,148	1,159

Total liabilities	47,583	1,887,713

Shareholders’ equity:
Common stock, no par value, and additional paid in capital, 40,000,000 shares and 20,000,000 shares authorized, 10,729,525 shares and 9,446,191 shares issued in 2005 and 2004, respectively	68,862	64,369
Retained deficit	(49,194)	(1,529)
Treasury stock, at cost, 1,605,151 shares and 1,525,078 shares in 2005 and 2004, respectively	(7,877)	(7,703)
Accumulated other comprehensive income from continuing operations	68	68
Accumulated other comprehensive income from discontinued operations	—	4,827

Total shareholders’ equity	11,859	60,032

Total liabilities and shareholders’ equity	$59,442	$1,947,745

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net revenues	$10,106	$1,872	$14,797	$5,364
Cost of sales	7,228	1,430	10,966	3,994

Gross profit	2,878	442	3,831	1,370

Selling, general and administrative expenses	5,561	2,940	13,023	9,469
Depreciation and amortization	556	542	1,570	1,600
Loss related to sale of a business	—	—	—	964

Operating loss	(3,239)	(3,040)	(10,762)	(10,663)

Other income	313	—	392	—

Interest expense	1,012	1,193	3,322	3,376

Loss before income taxes	(3,938)	(4,233)	(13,692)	(14,039)

Income tax expense (benefit)	—	—	—	—

Net loss from continuing operations	(3,938)	(4,233)	(13,692)	(14,039)

Income (loss) from discontinued operations, net of income tax expense (benefit) of $50, ($58), $262 and $698, respectively	56	1,536	(33,973)	7,108

Net loss	$(3,882)	$(2,697)	$(47,665)	$(6,931)

Loss per share — basic and diluted
Loss from continuing operations	$(0.44)	$(0.53)	$(1.66)	$(1.76)
Income (loss) from discontinued operations	0.01	0.19	(4.12)	0.89

Net loss available to common shareholders	$(0.43)	$(0.34)	$(5.78)	$(0.87)

Weighted average shares outstanding	8,895,592	7,929,863	8,250,631	7,991,807

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

		Common stock	Retained		Accumulated other
		and additional	earnings		comprehensive income
	Total	paid in capital	(deficit)	Treasury stock	(loss)
Balance at January 1, 2004	$72,447	$68,078	$9,338	$(7,671)	$2,702

Comprehensive loss:
Net loss	(6,931)	—	(6,931)	—	—
Change in unrealized gain on securities, net of income tax provision of $1,412	2,716	—	—	—	2,716

Comprehensive loss	(4,215)

Issuance of common stock in business acquisitions	294	294	—	—	—
Exercise of common stock options and warrants	(2)	(2)	—	—	—
Sale of MCO	(4,000)	(4,000)	—	—	—
Treasury stock acquired	(16)	—	—	(16)	—

Balance at September 30, 2004	$64,508	$64,370	$2,407	$(7,687)	$5,418

Balance at January 1, 2005	$60,032	$64,369	$(1,529)	$(7,703)	$4,895

Comprehensive loss:
Net loss	(47,665)	—	(47,665)	—	—
Change in unrealized loss on securities, net of income tax benefits of $2,670	(4,827)	—	—	—	(4,827)

Comprehensive loss	(52,492)

Adjustment due to stock price contingency	(84)	(84)	—	—	—
Issuance of common stock in business acquisitions	4,100	4,100
Issuance of warrants	518	518	—	—	—
Exercise of common stock options	(14)	(14)	—	—	—
Stock compensation adjustment	(27)	(27)	—	—	—
Treasury stock acquired	(174)	—	—	(174)	—

Balance at September 30, 2005	$11,859	$68,862	$(49,194)	$(7,877)	$68

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended
	September 30
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(47,665)	$(6,931)
Net income (loss) from discontinued operations	(33,973)	7,108

Net loss from continuing operations	(13,692)	(14,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,570	1,600
Amortization of deferred financing costs and debt discount	299	107
Provision for bad debts	275	115
Net realized loss on sale of a business	—	964
Change in operating assets and liabilities excluding affect of business acquisitions:
Accounts receivable	(1,814)	30
Inventories	(525)	(287)
Prepaid and other current assets	693	(754)
Accounts payable	(395)	(688)
Accrued expenses	(282)	1,281
Other	(436)	(462)

Net cash used in operating activities of continuing operations	(14,307)	(12,133)

INVESTING ACTIVITIES:
Capital expenditures	(456)	(595)
Proceeds from the sale of Standard Life	47,214	—
Cash paid for health services acquisitions, net of cash acquired	(11,157)	(823)
Cash paid for health service sold	—	(800)
Change in other noncurrent assets, net	1,022	(891)

Net cash provided by (used in) investing activities of continuing operations	36,623	(3,109)

FINANCING ACTIVITIES:
Borrowings	4,750	3,300
Net cash received from discontinued operations	2,459	13,458
Purchase of common stock for treasury	(174)	(16)
Exercise of common stock options	(14)	(2)
Deferred financing costs paid	(685)	(522)
Repayments of long-term debt	(20,252)	(1,429)

Net cash provided by (used in) financing activities of continuing operations	(13,916)	14,789

Net increase (decrease) in cash and cash equivalents of continuing operations	8,400	(453)

Cash and cash equivalents at beginning of period	1,121	1,337

Cash and cash equivalents at end of period	$9,521	$884

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Standard Management Corporation and subsidiaries (“we”, “our”, “us”, “Standard Management” or the “Company”), as of September 30, 2005, distributes pharmaceutical products and services through its Health Services subsidiaries. As more fully described in Note 3, the Company sold a substantial portion of its Financial Services business and has reflected the business as discontinued operations in the accompanying consolidated financial statements. As a result of the discontinuance, the Company now reports within a single operating segment, which includes all of our previously separately reported corporate services functions. All significant intercompany transactions and balances have been eliminated in consolidation.
     The Health Services business, which was started by the Company in 2002, develops and distributes retail and third party reimbursed pharmaceutical products and services through direct-to-consumer as well as institutional channels. Our primary customer base consists of skilled nursing facilities, assisted living facilities, home health care agencies, correctional and mental health facilities, academic institutions and consumers. In addition, we are a wholesale distributor/repackager and a pharmacy management solution to various sectors of the veterinary care industry. Our profitability is primarily a function of gross margin on sales (the difference between sales and cost of goods sold) and management of our operating expenses. As described more fully in Note 4, we expanded our Health Services operations through acquisitions in 2004 and 2005.
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
Note 2 — Summary of Significant Accounting Policies
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
Note 2 — Summary of Significant Accounting Policies (continued)
Cash Equivalents
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
     Management believes the assumptions used in the Aging Method suggest the allowance for doubtful accounts is adequate. However, because the assumptions underlying the Aging Method are based upon historical data, there is a risk that the Company’s current assumptions are not reflective of future collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but may not be addressed in a timely fashion when using the Aging Method, until updates to the Company’s periodic historical collection studies are completed and implemented.
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
     Counts of inventories on hand are performed at least on a quarterly basis. Because the Company does not utilize a perpetual inventory system on a significant percentage of its inventory, cost of goods sold, a component of cost of revenues, is estimated using the latest acquisition cost and adjusted to actual by recording the results of the quarterly count of actual physical inventories.
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
Note 2 — Summary of Significant Accounting Policies (continued)
Assets Held For Sale
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
Other Noncurrent Assets
     Other noncurrent assets primarily represent fixed maturity securities and equity investments in support of insurance policy liabilities.
Other Long-Term Liabilities
     Other long-term liabilities primarily represent insurance policy liabilities we retained.
Legal fees
     Upon identification of litigation matters against the Company that are likely to result in significant defense costs, the Company, based on discussions with internal and external counsels, estimates and provides for the expected defense costs.
Treasury stock
     During 2005, we repurchased 80,073 shares of treasury stock at a price of $173,576 under our stock repurchase program.
Net Loss Per Common Share
     Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. However, due to net losses in each of the periods presented, the Company has no dilutive stock options, warrants or convertible securities. Common stock equivalents outstanding as of September 30, 2005 and 2004 were convertible or exercisable into 6,317,430 and 3,670,438 shares, respectively.
Note 3 — Discontinued Operations — Financial Services
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)
Note 3 — Discontinued Operations — Financial Services (continued)
     On June 9, 2005, the Company completed the sale of all outstanding capital stock of Standard Life, and $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of the Company, to Capital Assurance Corporation (“Capital Assurance”). The sale was completed pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance (the “Agreement”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of Capital Assurance and the assumption by Capital Assurance of approximately $22.3 million of indebtedness of the Company. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in a net cash proceeds to Standard Management of $47.2 million. The purchase price is subject to post closing adjustment to reflect actual versus estimated results of Standard Life through the closing date. We currently have a purchase price adjustment dispute with Capital Assurance which we estimate the amount due to Capital Assurance of $43,000 and they estimate the amount due of $0.6 million.
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
     Including an additional reserve of $0.7 million provided in the second quarter of 2005, the Company maintained $1.6 million of liabilities as of June 30, 2005 as its current estimate of a) litigation and other indemnification exposures related to both its sale of Standard Life and the sale of its international operations in 2002 and b) trailing severance and sale transaction costs. The second quarter provision included amounts for certain litigation matters brought against Standard Life in June 2005, refined estimates for several ongoing matters and management’s estimate, based on currently available information, of its indemnification obligations, including those that may develop from current and future income tax audits. The second quarter reserve refinements were based on the results of management’s efforts to amicably resolve many of the open matters before the sale of Standard Life. During the third quarter of 2005, the reserve was reduced by $0.2 million primarily related to a $0.2 million release of legal reserves as no claims were made related to the sale of the Company’s international operations and the period to make such claims expired during the quarter.
     Related to the sale of Standard Life, we estimate that, for federal income tax purposes, we will recognize a capital loss on the sale of approximately $22 million, equal to the difference between our adjusted tax basis in Standard Life and the amount realized from the sale. We may realize a tax benefit in future periods from this capital loss provided that we recognize capital gains within five years. However, as such benefits may not be realized, we have not reflected them in our financial statements as of September 30, 2005.
     The Company used a portion of the $47.2 million of cash proceeds to a) pay off $17.7 million of bank debt, including prepayment penalties, b) pay $1.0 million related to obtaining a consent from the holders of the trust preferred securities described in Note 6 to effectively allow the Company to complete the sale of Standard Life and c) pay $3.5 million of professional fees (investment bankers, attorneys and accountants) and miscellaneous other costs related to the sale (printing and mailing of proxy materials and severance payments). The remaining cash proceeds were added to general working capital and have been and will continue to be used for general corporate purposes and Health Services business acquisitions.
     In addition, Standard Life, after the sale, continues to lease space from us at our corporate headquarters for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we received as partial consideration in our sale of Standard Life. All such amounts earned through September 30, 2005 were collected by the Company as of that date.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)
Note 3 — Discontinued Operations — Financial Services (continued)
     The following tables summarize the financial position and operating results of our discontinued operations as of and for the periods ended on the dates indicated (in thousands):
Standard Life
Unaudited Condensed Consolidated Balance Sheet

	September 30	December 31
	2005	2004
Assets:
Total investments	$—	$1,686,396
Deferred policy acquisition costs and present value of future profits	—	174,172
Other assets	—	60,982

Assets of discontinued operations	$—	$1,921,550

Liabilities:
Insurance policy liabilities	$—	$1,824,736
Accounts payable and accrued expenses	1,337	4,870

Liabilities of discontinued operations	$1,337	$1,829,606

Standard Life
Unaudited Condensed Consolidated Income Statement
Nine Months Ended

	September 30	September 30
	2005	2004
Revenues	$40,796	$80,891
Benefits, claims, interest credited and amortization	(33,307)	(65,877)
Operating and other expenses	(4,700)	(7,208)
Impairment charge and loss on sale	(36,550)	—
Income tax (expense)	(212)	(698)

Income (loss) from discontinued operations	$(33,973)	$7,108

Note 4 — Health Services Business Acquisitions
     During 2003, the Company acquired the business assets of MyDoc.com for $645,000 paid in the form of cash of $145,000 and a seller note of $500,000. Additionally, in 2003, we acquired the stock of Medical Care & Outcomes, LLC (“MCO”) with $4 million of our common stock. We later sold MCO back to the original owners (other than a 5% interest valued at $160,000) in April 2004. We recognized a loss on the sale and related severance costs for a prior owner/employee of $964,000. This divestiture resulted in the return of our common stock and therefore a direct decrease to equity in April 2004 of $4 million.
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
Note 4 — Health Services Business Acquisitions (continued)
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
     Effective July 21, 2005, we acquired Rainier Home Health Care Pharmacy, Inc. (“Rainier”), a Seattle, Washington provider of pharmaceuticals and medical supplies to long-term care facilities. The purchase price was $12 million consisting of a combination of cash, our common stock and a subordinated seller note. Also included in the agreement is a contingent performance bonus based on specific earnings targets over each of the next three years along with post closing purchase price adjustments related to minimum working capital requirements.
     Effective July 28, 2005, we acquired Precision Healthcare, Inc. (“Precision”), a Nashville, Tennessee provider of infusion therapy to chronically ill patients and a wholesale pharmaceutical provider to physician practices and other end users. The purchase price was $2.7 million consisting of a combination of cash and our common stock. In addition, included in the agreement is a contingent performance bonus based on specific earnings targets in 2005 along with post closing purchase price adjustments related to minimum working capital requirements.
     Effective July 29, 2005, we acquired Long Term Rx, Inc. (“Long Term Rx”), a New Castle, Indiana direct provider of pharmaceutical products to long term care facilities. The purchase price was $2.2 million consisting of a combination of cash and our common stock along with post closing purchase price adjustments related to minimum working capital requirements.
     Effective September 16, 2005, we acquired certain assets of Holland Drug Store, Inc. (“Holland”), a Washington retail pharmacy. The purchase price was $300,000 in cash.
     The aggregate purchase price of the 2005 acquisitions described above was $17.2 million, representing $11.6 million in cash paid at closing (largely funded with cash on hand), 1,250,001 shares of our common stock valued at $4.1 million, and $1.5 million in a seller note. Additional upward purchase price adjustments may be paid out as contingent consideration for certain acquisitions if certain growth in earnings targets is reached. We have guaranteed the market value at a market price of $3.28 per share of the common stock issued in these acquisitions at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. Should our common stock price be below the guaranteed price on the applicable anniversary dates, we would have to pay the difference to the sellers in cash or in additional shares of common stock. In addition to the above, an aggregate of $0.8 million of acquisition cost are reflected as additional purchase price.
     The aggregate purchase price of the 2005 acquisitions was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values at the date of acquisition. This preliminary allocation is subject to adjustment primarily as a result of the pending conclusion of valuation analyses regarding identifiable intangible assets (which include customer lists and non-competition provisions) and the ultimate settlement of acquired accounts receivable. Most adjustments, if any, are expected to be made during the fourth quarter of 2005, but in any case, will be made before the respective acquisition’s first annual anniversary. The preliminary allocation as of September 30, 2005 is as follows (in thousands):

Cash	$1,330
Accounts receivable	3,003
Inventories	2,114
Other current assets	83
Property and equipment	703
Intangible assets	5,352
Goodwill	8,567
Accounts payable and accrued expenses	(3,153)

Total purchase price	$17,999

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)
Note 4 — Health Services Business Acquisitions (continued)
     Had the Apothecary Solutions, RoyalMed, Rainier, Precision, Long Term Rx, and Holland acquisitions and MCO divestiture been consummated on January 1, 2004, pro forma results of operations for the nine months ended September 30, 2005 and 2004 would have been as follows (in thousands):

	September 30
	2005	2004
Net revenues	$40,438	$27,859
Gross profits	11,366	8,692
Operating loss	(8,853)	(8,628)
Net loss from continuing operations	(12,234)	(13,540)

Net loss per share from continuing operations	$(1.33)	$(1.47)
Weighted average shares outstanding	9,183,347	9,241,808
     The pro forma operating results include each acquiree’s pre-acquisition result of operations for the indicated periods with adjustments to reflect amortization of intangible assets, reduced interest income resulting from not having acquisition cash available for short-term investing and increased shares of stock resulting from the issuance of our stock as part of the aggregate purchase price paid. The pro forma information does not purport to be indicative of the results that actually would have been obtained if the transaction had occurred at an earlier date and is not intended to be a projection of future results or trends.
Note 5 — Stock Option Plan
     Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, allows companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options at intrinsic value and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. We have elected to continue our practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, would result in pro forma net loss and pro forma loss per share of the following for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Reported net loss from continuing operations	$(3,938)	$(4,233)	$(13,692)	$(14,039)
Add: Stock-based employee compensation expense (income) determined under intrinsic value based method for all grants	(27)	—	(27)	—
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	444	—	782	362

Pro forma net loss from continuing operations	$(4,409)	$(4,233)	$(14,501)	$(14,401)

Loss per share from continuing operations:
Basic and diluted — as reported	$(0.44)	$(0.53)	$(1.66)	$(1.76)
Basic and diluted — pro forma	$(0.50)	$(0.53)	$(1.76)	$(1.80)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)
Note 5 — Stock Option Plan (continued)
     The actual stock-compensation income reflected in the above table is a non-cash adjustment related to options held by our chief executive officer to acquire 180,000 shares of our common stock. During the third quarter of 2005, the Company repriced the stated exercise price on those options from $6.063 to $2.05, which was the market price on the date of adjustment. Pursuant to current accounting provisions, this repricing constitutes a new stock option grant and requires variable plan accounting for the related options. As such, the Company will be making adjustments through its statement of operations related to these options for the increase or decrease in market price of our common stock from one period end date to another. For the third quarter of 2005, that change (from the adjustment date to September 30, 2005) resulted in a decrease in the intrinsic value of the related options, and accordingly, the Company recorded $27,000 of income during the quarter.
     In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of SFAS 123R, pro forma disclosure is no longer an alternative. SFAS 123R will be effective for the Company no later than January 1, 2006. The Company has not determined the impact of SFAS 123R in 2006; however, the pro forma adjustments in the preceding table represents a historical view of the potential negative impact for stock-based employee compensation expense given its current stock-based compensation program.
Note 6 — Indebtedness
     Our long-term debt was as follows (dollars in thousands):

	Interest	September 30	December 31
	Rate (1)	2005	2004

Mortgages payable	6.72%	$5,963	$6,607
Senior secured credit facility	—	—	18,500
Promissory notes	4.22%	2,561	1,883
6% convertible notes	6.00%	2,750	2,750
7% convertible notes	7.00%	3,300	3,300
Other convertible notes	7.41%	4,750	—
Subordinated debentures	10.25%	20,700	20,700
Capital lease obligations		358	571

Total indebtedness		40,382	54,311
Less debt discount on other convertible notes		294	—
Less current portion		2,728	3,597

Total long-term debt, less current portion		$37,360	$50,714

(1)	Current weighted average rate at September 30, 2005.
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
     The senior secured credit facility (revolving loan and term loan portion) was terminated and fully repaid upon the sale of Standard Life on June 9, 2005.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)
Note 6 — Indebtedness (continued)
     The promissory notes are due to sellers of the various Health Service businesses we have acquired over the last three years. The 2005 increase represents seller debt incurred on our acquisition of Rainier. These notes mature between 2006 and 2008.
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
     On March 21, 2005, we issued $4.75 million of our other convertible notes. Principal payments are due in monthly installments beginning October 1, 2005 through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of our common stock increase above certain levels. Also, we may pay interest and principal in shares of our common stock instead of cash under certain circumstances. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of our common stock at an exercise price of $3.90 per share. This warrant was valued at $351,000 and is reflected as a discount on the issuance of the convertible debt and is being amortized into interest expense over the term of the notes. The warrant expires, if unexercised, in March 2010. These notes are convertible at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with our 6% and 7% convertible notes, because our common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature.
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
     On August 9, 2001, SMAN Capital Trust I (the “Trust”) completed a public offering of $20.7 million of its 10.25% preferred securities, which mature on August 9, 2031. Our subordinated debentures are due to the Trust in August 2031. The Trust, in turn, owes $20.7 million of 10.25% preferred securities to certain investors under terms that are similar to the terms of the debentures. Since all income and cash flows into the Trust benefit the preferred securities holders rather than Standard Management, the Trust is not consolidated with Standard Management.
     Interest paid for the nine months ended September 30, 2005 and 2004 was $3.2 million and $3.3 million, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (UNAUDITED) (cont.)
Note 7 — Shareholders’ Equity
     Historically we have issued warrants to purchase common stock (a) as a component of the purchase price of certain Health Services acquisitions, (b) in connection with the issuance of convertible debt, (c) as an inducement to our independent agents for annuity sales (as part of our Discontinued Operations), and (d) for equity and capital marketing related services. During the first nine months of 2005, we had 376,500 warrants expire unexercised. In addition, during the first quarter of 2005 we issued (a) 125,000 warrants recorded as a charge of $105,000, (b) 532,511 warrants recorded as debt discount of $351,000, and (c) 80,619 warrants recorded as deferred financing fees of $62,000. No warrants were issued during the third quarter of 2005. The following table represents outstanding warrants to purchase common stock:

			Warrants Outstanding
		Exercise	September 30	December 31
Issue Date	Expiration	Price	2005	2004
January 2002	January 2005	$6.02	—	287,000
June 2002	June 2005	7.61	—	89,500
October 2002	October 2007	4.92	10,000	10,000
March 2005	March 2010	3.28	175,000	—
March 2005	March 2010	3.90	563,130	—

			748,130	386,500

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Developments — Health Services Business Acquisitions
     Effective July 21, 2005, we acquired Rainier Home Health Care Pharmacy, Inc. (“Rainier”), a Seattle, Washington provider of pharmaceuticals and medical supplies to long-term care facilities. The purchase price was $12 million consisting of a combination of cash, our common stock and a subordinated seller note. Also included in the agreement is a contingent performance bonus based on specific earnings targets over each of the next three years along with post closing purchase price adjustments related to minimum working capital requirements.
     Effective July 28, 2005, we acquired Precision Healthcare, Inc. (“Precision”), a Nashville, Tennessee provider of infusion therapy to chronically ill patients and a wholesale pharmaceutical provider to physician practices and other end users. The purchase price was $2.7 million consisting of a combination of cash and our common stock. In addition, included in the agreement is a contingent performance bonus based on specific earnings targets in 2005 along with post closing purchase price adjustments related to minimum working capital requirements.
     Effective July 29, 2005, we acquired Long Term Rx, Inc. (“Long Term Rx”), a New Castle, Indiana direct provider of pharmaceutical products to long term care facilities. The purchase price was $2.2 million consisting of a combination of cash and our common stock along with post closing purchase price adjustments related to minimum working capital requirements.
     Effective September 16, 2005, we acquired certain assets of Holland Drug Store, Inc. (“Holland”), a Washington retail pharmacy. The purchase price was $300,000 in cash.
     The aggregate purchase price of the 2005 acquisitions described above was $17.2 million, representing $11.6 million in cash paid at closing (largely funded with cash on hand), 1,250,001 shares of our common stock valued at $4.1 million, and $1.5 million in a seller note. Additional upward purchase price adjustments may be paid out as contingent consideration for certain acquisitions if certain growth in earnings targets is reached. We have guaranteed the market value at a market price of $3.28 per share of the common stock issued in these acquisitions at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. Should our common stock price be below the guaranteed price on the applicable anniversary dates, we would have to pay the difference to the sellers in cash or in additional shares of common stock. In addition to the above, an aggregate of $0.8 million of acquisition cost are reflected as additional purchase price.
     The aggregate purchase price of the 2005 acquisitions was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values at the date of acquisition. This preliminary allocation is subject to adjustment primarily as a result of the pending conclusion of valuation analyses regarding identifiable intangible assets (which include customer lists and non-competition provisions) and the ultimate settlement of acquired accounts receivable. Most adjustments, if any, are expected to be made during the fourth quarter of 2005, but in any case, will be made before the respective acquisition’s first annual anniversary.
Recent Developments — Discontinued Operations
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
     On June 9, 2005, the Company completed the sale of all outstanding capital stock of Standard Life, and $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of the Company, to Capital Assurance Corporation (“Capital Assurance”). The sale was completed pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance (the “Agreement”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of Capital Assurance and the assumption by Capital Assurance of approximately $22.3 million of indebtedness of the Company. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in a net cash proceeds to Standard Management of $47.2 million. The purchase price is subject to post closing adjustment to reflect actual versus estimated results of Standard Life through the closing date. We currently have a purchase price adjustment dispute with Capital Assurance which we estimate the amount due to Capital Assurance of $43,000 and they estimate the amount due of $0.6 million.
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
     Including an additional reserve of $0.7 million provided in the second quarter of 2005, the Company maintained $1.6 million of liabilities as of June 30, 2005 as its current estimate of a) litigation and other indemnification exposures related to both its sale of Standard Life and the sale of its international operations in 2002 and b) trailing severance and sale transaction costs. The second quarter provision included amounts for certain litigation matters brought against Standard Life in June 2005, refined estimates for several ongoing matters and management’s estimate, based on currently available information, of its indemnification obligations, including those that may develop from current and future income tax audits. The second quarter reserve refinements were based on the results of management’s efforts to amicably resolve many of the open matters before the sale of Standard Life. During the third quarter of 2005, the reserve was reduced by $0.2 million primarily related to a $0.2 million release of legal reserves as no claims were made related to the sale of the Company’s international operations and the period to make such claims expired during the quarter.
     Related to the sale of Standard Life, we estimate that, for federal income tax purposes, we will recognize a capital loss on the sale of approximately $22 million, equal to the difference between our adjusted tax basis in Standard Life and the amount realized from the sale. We may realize a tax benefit in future periods from this capital loss provided that we recognize capital gains within five years. However, as such benefits may not be realized, we have not reflected them in our financial statements as of September 30, 2005.
     The Company used a portion of the $47.2 million of cash proceeds to a) pay off $17.7 million of bank debt, including prepayment penalties, b) pay $1.0 million related to obtaining a consent from the holders of the trust preferred securities described in Note 6 to effectively allow the Company to complete the sale of Standard Life and c) pay $3.5 million of professional fees (investment bankers, attorneys and accountants) and miscellaneous other costs related to the sale (printing and mailing of proxy materials and severance payments). The remaining cash proceeds were added to general working capital and have been and will continue to be used for general corporate purposes and Health Services business acquisitions.
     In addition, Standard Life, after the sale, continues to lease space from us at our corporate headquarters for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we received as partial consideration in our sale of Standard Life. All such amounts earned through September 30, 2005 were collected by the Company as of that date.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
Comparison of the Three and Nine Month Periods Ended September 30, 2005 and September 30, 2004:
     The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004, should be read in conjunction with this Form 10-Q.
Continuing Operations:
Net revenues
Quarterly analysis:
•	Sales for the third quarter of 2005 increased $8.2 million or 440% to $10.1 million compared to the third quarter of 2004, primarily due to $7.4 million of net revenues from our 2005 acquisitions.
Year-to-date analysis:
•	Sales for the first nine months of 2005 increased $9.4 million or 176% to $14.8 million compared to the first nine months of 2004, primarily due to $7.4 million of net revenues from our 2005 acquisitions, with the remaining increase attributable to the growth in our long-term care line of business.
Gross profit
Quarterly analysis:
•	Gross profit for the third quarter of 2005 increased by $2.4 million or 551% to $2.9 million compared to the third quarter of 2004, primarily due to $2.2 million of gross profits from our 2005 acquisitions.
Year-to-date analysis:
•	Gross profit for the first nine months of 2005 increased by $2.5 million or 180% to $3.8 million compared to the first nine months of 2004, primarily due to $2.2 million of gross profits from our 2005 acquisitions.
Selling, general and administrative expenses
Quarterly analysis:
•	Selling, general and administrative expenses for the third quarter of 2005 increased by $2.6 million or 89% to $5.6 million compared to the third quarter of 2004, primarily due to $1.9 million of expenses from our 2005 acquisitions.
Year-to-date analysis:
•	Selling, general and administrative expenses for the first nine months of 2005 increased by $3.6 million or 38% to $13.0 million compared to the first nine months of 2004, primarily due to $1.9 million of expenses from our 2005 acquisitions, with the remaining increase attributable to the growth in our long-term care line of business.
Depreciation and amortization
Quarterly analysis:
•	Depreciation and amortization was $0.6 million and $0.5 million in the third quarter of 2005 and 2004, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
Year-to-date analysis:
•	Depreciation and amortization was $1.6 million for the first nine months of 2005 and 2004.
Loss related to sale of business
Year-to-date analysis:
•	Loss related to sale of business in the first nine months of 2004 represents the loss on the sale of MCO as more fully disclosed in Note 4 to the unaudited consolidated financial statements.
Other income
Quarterly analysis:
•	Interest and dividend income for the third quarter of 2005 increased by $0.3 million or 100% to $0.3 million compared to the third quarter of 2004, primarily due to the dividends received from preferred stock and interest on the proceeds from the sale of Standard Life, as well as rental income from our leasing of space at our corporate headquarters.
Year-to-date analysis:
•	Interest and dividend income for the first nine months of 2005 increased by $0.4 million or 100% to $0.4 million compared to the first nine months of 2004, primarily due to the dividends received from preferred stock and interest on the proceeds from the sale of Standard Life, as well as rental income from our leasing of space at our corporate headquarters.
Interest expense
Quarterly analysis:
•	Interest expense for the third quarter of 2005 decreased by $0.2 million or 15.2% to $1.0 million compared to the third quarter of 2004, primarily due to the repayment of our senior secured credit facility upon the sale of Standard Life offset partially by incurrence of new debt.
Year-to-date analysis:
•	Interest expense for the first nine months of 2005 decreased by $0.1 million or 1.6% to $3.3 million compared to the first nine months of 2004, primarily due to the repayment of our senior secured credit facility after the sale of Standard Life offset partially by incurrence of new debt.
Federal income tax benefit
Quarterly analysis:
•	Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the third quarters of 2005 and 2004.
Year-to-date analysis:
•	Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the first nine months of 2005 and 2004.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
Discontinued Operations:
Income (loss) from Discontinued Operations:
Quarterly analysis:
•	Net income for the third quarter of 2005 was $0.1 million compared to net income of $1.5 million for the third quarter or 2004. The 2005 quarter income primarily represents net adjustments to litigation claim reserves and newly-identified reserve requirements related to the discontinued financial services operations which were sold in the second quarter of 2005. The 2004 quarter income represents normal operating results for this business.
Year-to-date analysis:
•	Net loss for the nine months ended September 30, 2005 was $34.0 million compared to net income of $7.1 million for the nine months ended September 30, 2004. The 2005 period was negatively impacted by a $36.6 million loss related to the sale of Standard Life in 2005.

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
     Our capital requirements include a) cost of goods sold, b) operating expenses, and c) future acquisitions. The primary source of funding for these obligations has been a) cash flow from pharmaceutical sales, b) external borrowings, and c) external capital. Our capital requirements have significantly exceeded net income from pharmaceutical sales.
     We believe that our operational cash flow will not be sufficient to meet our anticipated operational needs for 2005. Therefore, we expect to continue to fund our cash needs through external borrowings and capital contributions.
Potential Cash Available for 2005
     We retained net proceeds of $25 million from the sale of Standard Life after paying off our senior bank debt, and professional and other miscellaneous transaction fees. This cash is available for general corporate purposes and Health Services business acquisitions.
     In addition, Standard Life, after the sale, continues to lease space from us at our corporate headquarters for at least three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we received as partial consideration in our sale of Standard Life. All such amounts earned through September 30, 2005 were collected by the company as of that date.
     The sale price is subject to post closing adjustment to reflect actual versus estimated results of Standard Life through the closing date. We currently have a purchase price adjustment dispute with Capital Assurance which we estimate the amount due to Capital Assurance of $43,000 and they estimate the amount due of $0.6 million.
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
Cash Flows
     Our net cash used in operating activities during the nine months ended September 30, 2005 was $14.3 million compared to cash used in operating activities of $12.1 million in the nine months ended September 30, 2004. The net cash used in operating activities is mainly attributable to expenses associated with the continued development of our Health Service’s operating platform, as well as interest expense and salary expense at the holding company.
     Our net cash provided by investing activities during the nine months ended September 30, 2005 was $36.6 million compared to cash used in investing activities of $3.1 million in the nine months ended September 30, 2004. The increase is primarily related to the proceeds from the sale of Standard Life, partially offset by cash used as part of the consideration of our recent acquisitions.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
     Our net cash used in financing activities during the nine months ended September 30, 2005 was $13.9 million compared to net cash provided by financing activities of $14.8 million in the nine months ended September 30, 2004. The net cash used in financing activities was mainly attributable to the repayment and termination of our senior credit facility upon the sale of Standard Life partially offset by increased borrowings under our new convertible notes and due to borrowings and cash received from our discontinued operations.
     Contractual Obligations: During the third quarter of 2005, there were no significant changes in our reported payments due under contractual obligations at December 31, 2004 other than as related to our senior bank debt which was paid in full in June 2005.
     Off-Balance Sheet Arrangements: We have guaranteed the market value of the common stock we issued in several of our acquisitions at certain anniversary dates through June 2008. Those guaranteed values are included in the purchase prices of these acquisitions. Should our common stock price be below the guaranteed price on the applicable anniversary dates, we would have to pay the difference to the sellers in cash or in additional shares of common stock. Also included in several of our acquisitions is a contingent performance bonus that we may be required to pay in the event that specific earnings targets over the next one to three years are met.
Forward-looking Statements
     All statements, trend analyses, and other information contained in this quarterly report on Form 10-Q or any document incorporated by reference herein relative to markets for our products and trends in our operations or financial results, as well as, other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, our ability to pay interest on the debentures that support distributions made on the trust preferred securities (and of the Trust to make the corresponding distributions on the preferred securities) following the sale of Standard Life, and the prospects of our company after a sale of Standard Life when operating only in the health services business. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to:
•	The ability of our management team to successfully operate a health services business with limited experience in that industry.

•	Our ability to expand our health services business both organically and through acquisitions, including our ability to identify suitable acquisition candidates, acquire them at favorable prices and successfully integrate them into our business.

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to obtain additional capital when needed and on favorable terms.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Increasing competition in the sale of our products.

•	The risk factors or uncertainties listed in our Annual Report on Form 10-K for the year ended December 31, 2004 and any document incorporated by reference therein.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of September 30, 2005 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

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
     Effective May 31, 2005, P.B. (“Pete”) Pheffer resigned his positions as President and Chief Financial Officer of Standard Management. As a result of this resignation, Mr. Pheffer has terminated his employment agreement with the Company dated January 1, 2003 (the “Agreement”). In his letter of termination, Mr. Pheffer asserts that his termination was based upon a “change of control” of the Company, as defined in the Agreement, as a result of the sale of Standard Life. Mr. Pheffer also asserts that as a result of such sale, he has experienced a change in his “authority, power, function, duties and responsibility” and that he is invoking the “good reason” clause in the Agreement. Mr. Pheffer claims that under the Agreement, as a result of his resignation “for good reason,” he is owed, no later than ten days following his resignation, a lump-sum cash severance payment of approximately $3.8 million.
     The severance payment sought by Mr. Pheffer under the Agreement includes amounts for a) accrued, but unpaid, paid time-off and the pro rata share of his bonus for 2005; b) a lump sum payment of three times the sum of his current base salary and average bonus paid in the preceding three years and c) a lump sum stock option value payment equal to the number of shares of the Company’s common stock subject to unexercised stock options held by Mr. Pheffer (regardless of the exercise price thereof) multiplied by the highest sales price of the Company’s common stock during the nine months prior to his resignation. Mr. Pheffer also claims he is entitled to receive all of his current employee benefits under medical, insurance and other employee benefit plans for 36 months following the date of his termination.
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the third quarter of 2005, as partial consideration for the Rainier, Precision and Long Term Rx acquisitions, we issued an aggregate of 1,250,001 shares of our common stock to the former owners of those entities. For more information on these transactions, please see the descriptions included in the Notes to our Consolidated Financial Statements herein and in our Current Reports on Form 8-K filed on July 27 and August 3, 2005.
     The issuances and sale of the shares were made in reliance on the exemption from registration provided in Regulation D, Rule 506 under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The shares were acquired by seven accredited investors for investment with no view toward the resale or distribution thereof.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Shareholders held on August 17, 2005, the following individuals were elected to the Board of Directors:

	Shares For	Shares Withheld
Class I
Dainforth B. French Jr.	6,189,941	1,052,771

Class III
Michael G. Browning	6,177,703	1,065,009
     In addition, our shareholders approved the proposal to amend our Articles of Incorporation to increase our authorized common stock. The vote on such proposal was 6,016,000 shares in favor, 1,206,338 shares against and 20,374 shares abstaining.
     A total of 7,242,712 shares were present in person or by proxy at the Annual Meeting of Shareholders.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
2.1	Agreement and Plan of Merger, dated July 22, 2005, among the Registrant, Rainier Acquisition Corporation, Rainier Home Health Care Pharmacy, Inc., and John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust, u/a/d 8/23/2004 (incorporated by reference to Current Report on Form 8-K filed on July 27, 2005).

2.2	Agreement and Plan of Merger, dated July 28, 2005, among the Registrant, Precision Health Care Acquisition Corporation, Precision Healthcare, Inc., Jose A. Trespalacios, as Voting Trustee, Teresa Fox-Morgan, Robert R. Buehler, Krista K. Trespalacios, and Jose A. Trespalacios, in his individual capacity (incorporated by reference to Current Report on Form 8-K filed on August 3, 2005).

2.3	Agreement and Plan of Merger, dated July 29, 2005, among the Registrant, Long Term Rx Acquisition Company, Long Term Rx, Inc., The Craig W. Trobaugh Revocable Trust, dated September 7, 2000, The Lorenda K. Trobaugh Revocable Trust, dated September 7, 2000, Craig W. Trobaugh, and Lorenda K. Trobaugh (incorporated by reference to Current Report on Form 8-K filed on August 3, 2005).

10.1	Amendment to Employment Agreement by and between Standard Management Corporation and Ronald D. Hunter dated as of August 25, 2005 (incorporated by reference to Current Report on Form 8-K filed on August 26, 2005).

10.2	Employment Contract by and between Standard Management Corporation and Stephen M. Coons dated as of August 25, 2005 (incorporated by reference to Current Report on Form 8-K filed on August 26, 2005).

10.3	Employment Agreement by and between Standard Management Corporation and Michael B. Edwards dated as of August 25, 2005 (incorporated by reference to Current Report on Form 8-K filed on August 26, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
On July 27, 2005, we filed a report on Form 8-K with the Commission related to the Agreement and Plan of Merger with Rainier Acquisition Corporation, Rainier Home Health Care Pharmacy, Inc, and John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust.
On August 3, 2005, we filed a report on Form 8-K with the Commission related to (a) the Agreement and Plan of Merger with Precision Health Care Acquisition Corporation, Precision Healthcare, Inc., Jose A. Trespalacios, Teresa Fox-Morgan, Robert R. Buehler, Krista K. Trespalacios, and Jose A. Trespalacios and (b) the Agreement and Plan of Merger with Long Term Rx Acquisition Company, Long Term Rx, Inc., The Craig W. Trobaugh Revocable Trust, dated September 7, 2000, The Lorenda K. Trobaugh Revocable Trust, dated September 7, 2000, Craig W. Trobaugh and Lorenda K. Trobaugh..
On August 16, 2005, we filed a report on Form 8-K with the Commission related to the release of our financial results for the second quarter of 2005.
On August 18, 2005, we filed a report on Form 8-K with the Commission related to resignation of Martial R. Knieser, M.D. as director.
On August 26, 2005, we filed a report on Form 8-K with the Commission related to the amendment of the employment agreement of Chairman, Chief Executive Officer and President, Ronald D. Hunter and a new employment agreement for Executive Vice President, Secretary and General Counsel, Stephen M. Coons.
On August 26, 2005, we filed a report on Form 8-K/A with the Commission related to the employment agreement for Interim Chief Financial Officer, Michael B. Edwards.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 11, 2005

STANDARD MANAGEMENT CORPORATION (Registrant)
By:	/s/ Ronald D. Hunter
Ronald D. Hunter
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Michael B. Edwards
Michael B. Edwards
Interim Chief Financial Officer (Chief Accounting Officer)