Form 10-K
period 2005-12-31
STANDARD MANAGEMENT CORP
filed 2006-04-17
CIK 853971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
10.25% Trust Preferred Securities due 2031 of SMAN Capital Trust I
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                     Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s common stock as of June 30, 2005 as reported on The NASDAQ National Market, was approximately $13.7 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 3, 2006, Registrant had outstanding 9,095,208 shares of common stock.
Documents Incorporated by Reference: None

Cautionary Notice Regarding Forward-Looking Statements
          This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained in this Annual Report on Form 10-K relative to markets for our products, trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our business strategy and prospects, our acquisition strategy, including potential acquisitions discussed under “Future Acquisitions,” the operation and performance of acquired businesses post-acquisition, future financing plans, sources and availability of capital, governmental regulations and their effect on us and our competition. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to the Risk Factors set forth under Item 1A, as well as:
•	Our having sufficient cash on hand, whether generated through operations or financings, to meet our operating needs and continue our acquisition program.

•	The ability of our management team to successfully operate a pharmacy business with limited experience in that industry.

•	Our ability to expand our pharmacy business both organically and through acquisitions, including our ability to identify suitable acquisition candidates, acquire them at favorable prices and successfully integrate them into our business.

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to obtain additional capital when needed and on favorable terms.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Increasing competition in the sale of our products.
          We caution you that, while forward-looking statements reflect our good faith beliefs, these statements are not guarantees of future performance. In addition, we disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
PART I
          As used in this report, unless the context otherwise clearly requires, “the Company” “we”, “our”, “us”, and “Standard Management” refer to Standard Management Corporation and its subsidiaries. All financial information contained in this report is presented in accordance with generally accepted accounting principles unless otherwise specified. Our website is located at www.sman.com, however, the information contained on the website is not to be considered incorporated by reference herein.
Item 1. Business of Standard Management
Overview
          Standard Management is an Indianapolis-based holding company that, through its operating subsidiaries, provides pharmaceutical products and services to the healthcare industry. We focus on providing pharmaceuticals to long-term care and infusion therapy patients. Through our regional pharmacies, we offer custom packaging for all long-term care facilities in addition to creating solutions for specialized healthcare facilities in a growing number of regions of the United States.
History
          In June 2005, in order to provide greater long-term value for our shareholders, we sold our financial services business, which we had operated since 1989, for a purchase price of approximately $80 million with net proceeds of approximately $52 million. As a result, we significantly reduced our debt levels and created capital for acquisitions.
          Since June 2005, we have sought to expand our business through both organic growth and an active, focused acquisition program, with the goal of increasing revenues to approximately $200 million by the end of 2006 and to approximately $300 million by the end of 2008. During 2005, we acquired four businesses with aggregate 2004 net sales of approximately $33.7 million.
Our Business
          Unlike hospitals, most long-term care facilities (such as skilled nursing or assisted living facilities) do not have on-site pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. In addition to providing pharmaceuticals, institutional pharmacies provide consulting services, which include monitoring the control, distribution and administration of drugs within the long-term care facility and assisting in compliance with applicable regulations.
          Our institutional pharmacies are the primary focus of our business. We operate our pharmacies as regional hubs servicing a geographic subsection of the country. Our regional facilities are supported by smaller pharmacies that extend the reach of the pharmacy’s products and services. We currently operate pharmacies in the Pacific Northwest, Tennessee and Indiana, and are seeking to acquire existing pharmacies to serve as regional pharmacies in various areas of the United States.
          Each of our regional pharmacies employs a sales and business development staff whose primary responsibilities are to maintain good working relationships with its existing client base and to secure new long-term care, assisted living or other institutional clients. In addition, the regional hubs maintain their own consulting pharmacists on staff who work closely in a clinical setting with the facilities to provide continuing in-service education and to answer the questions of staff members and patients on a regular basis. We believe the high quality of our services and our responsiveness and flexibility to facility and patient needs help us to develop long-term customer loyalty and to attract new clients.
          We purchase pharmaceuticals through wholesale distributors. We entered into a prime vendor contract with AmerisourceBergen Drug Corporation (“ABDC”) in March 2006, pursuant to which we are required to make 95% of our wholesale pharmaceutical product purchases from ABDC. We also are a member of industry buying groups, which contract with manufacturers for discounted prices. We have numerous sources of supply available to us and have not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of our business.
Customers
          Our customers consist primarily of chronically ill patients in skilled nursing and assisted living facilities, and in home care. During 2005, we filled approximately 500,000 prescriptions primarily for patients in Indiana, Tennessee and Washington.
The Industry
          Based on data from industry sources, we estimate that the U.S. market for long-term care, or institutional pharmacy services, is approximately $10-12 billion annually. In addition, we believe that several factors will have a positive impact on the industry, leading to annualized growth of the industry of approximately 8%-9% through 2010. Among these factors are:
•	The first members of the “baby boom” generation are approaching retirement. As Americans age, healthcare costs continue to rise, the population in skilled nursing facilities and assisted living facilities increases and prescription drug utilization increases significantly.

•	The new Medicare Part D prescription drug benefit is projected to have a positive effect on payor source, drug utilization and pricing.

•	The use of generic drugs continues to increase as a percentage of total prescriptions. Although generic drugs are significantly less expensive than branded drugs, they carry higher gross margins, increasing profitability.

          The institutional pharmacy industry is currently dominated by three major players accounting for approximately 65% of the market. The remainder of the market consists of highly fragmented, small regional operators like our regional pharmacies that represent appealing acquisition targets for us.
Our Growth/Acquisition Strategy
          Our strategy for growth is to acquire and integrate regional pharmacies that expand our footprint and increase the products and services we offer. We have identified several potential strategic acquisitions which, if completed, would allow us to build critical mass in terms of both customers served and human and technological capital. While we intend to grow our business quickly on a regional basis through acquisitions in the near term, we are also committed to creating operational efficiencies in our existing operations so that our businesses can grow organically as well.
          In the initial stages of our long-term growth plan, acquisitions have played, and will continue to play, a primary role. Our management team has substantial experience in identifying, initiating and closing acquisitions, having completed 20 acquisitions since 1989. Since the sale of our financial services business in June 2005, we have completed four acquisitions and we are currently negotiating additional acquisitions. Our objective is to pursue only acquisition targets that are both in harmony with current operations and accretive to earnings. Our commitment is to acquire institutional long-term care and infusion therapy pharmacies, and integrate them into our decentralized operations model (which offers national, centralized pricing). At the same time, we afford the target companies economies of scale and reduction of overhead by providing services such as legal, accounting, marketing and business development, human resources and information technology services which are easily applied across all operational units.
          We generally pursue acquisitions of businesses with strong historical revenue and earnings performance, and with a committed existing management team willing to actively participate in the continued operations of the company post-acquisition and to grow their operational unit revenues in excess of 10% per year. We expect target earnings before interest, taxes, depreciation, and amortization (“EBITDA”) post-acquisition for acquired entities to range from 7%-10% of revenues depending on the type of business acquired. Our intent is to maintain the integrity and heritage of the acquired business while providing resources to enable management to invest more time in generating operating revenue. In this way, the local business unit operators can improve patient satisfaction in addition to enhancing the development of their personnel and the refinement of their business processes.
          We generally finance our acquisitions with a combination of cash, equity and seller financing (usually through a promissory note). This structure enables us to align our long-term expectations and incentives with those of the existing management.
          To date, we have paid the cash portion of our pharmacy acquisitions from the proceeds of the sale of our financial services business and the proceeds of a private sale of a secured convertible note. We will need to find additional financing alternatives to fund future acquisitions. Although we believe that we can obtain necessary financing to continue to execute our acquisition plan, we can provide no assurance that we will be able to obtain financing in the future, or that if available, it will be on terms acceptable to us. In addition, no assurance can be provided that we will be able to identify suitable acquisition candidates or that, if identified, we will be able to complete the acquisitions on terms acceptable to us.
Recent Acquisitions
          In 2005, we completed four acquisitions providing us three regional hubs throughout the country and five distribution centers: Rainier Home Health Care Pharmacy, Inc., located in Seattle, Washington (“Rainier”); Precision Healthcare, Inc., located in Nashville, Tennessee (“Precision”); Long Term Rx, Inc. located in New Castle, Indiana (“Long Term Rx”); and certain assets from Holland Health Service Inc., located in the Sedro-Woolley, Washington area (“Holland”). Each of these acquisitions was immediately accretive to earnings.
          Rainier, which we acquired in July 2005 was founded in 1986, is a provider of pharmaceuticals and medical supplies to long-term care facilities such as skilled nursing facilities and assisted living facilities. We have established Rainier as our regional pharmacy for the Pacific Northwest. Rainier had 2004 revenues of approximately $16.5 million and has a well established market share in the Pacific Northwest.
          Precision, which we acquired in July 2005 was founded in 2000, is a provider of infusion therapy to chronically ill patients and is a wholesale pharmaceutical provider to physician practices and other end users, with a well established reputation in Tennessee. Precision had 2004 revenues of approximately $7.0 million. Precision serves as a regional pharmacy for the Tennessee Valley area.

          Long Term Rx which we acquired in July 2005 was founded in 1990, is a provider of pharmaceutical products to long-term care facilities utilizing medication packaging systems assisting caregivers and patients. Long Term Rx had 2004 revenues of approximately $7.2 million.
          In September 2005, we acquired the operations, inventory and certain key assets of Holland, which was founded in 1894. As part of this transaction we also retained key members of Holland’s management and operations team. Holland’s assets and operations have been integrated into Rainier, our regional pharmacy for the Pacific Northwest. Holland had 2004 revenues of approximately $3.0 million.
          The aggregate original purchase price of the 2005 acquisitions described above was $17.2 million, representing $11.6 million in cash paid at closing (largely funded with cash on hand), 1,250,001 shares of our common stock valued at $4.1 million, and $1.5 million in a seller note. These purchase prices are subject to working capital adjustments. With respect to two of the recent acquisitions, we have agreed to post-closing purchase price adjustments related to contractual working capital requirements and have paid $22,000 in one instance and have a $76,000 receivable outstanding in the second; and, we are currently negotiating a purchase price adjustment in connection with one of these recent acquisitions. In addition to the above, an aggregate of $0.8 million of acquisition costs are reflected as additional purchase price. Additional upward purchase price adjustments may be paid out as contingent consideration for certain acquisitions if certain growth in earnings targets are reached (none of which were reached based on 2005 results). We have also guaranteed a market price of $3.28 per share of the common stock issued in these acquisitions at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. Should our common stock price be below the guaranteed price on the applicable anniversary dates, we are required to pay the difference to the sellers in cash or in additional shares of common stock.
          The aggregate purchase price of the 2005 acquisitions was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values at the date of acquisition. The original preliminary allocation was subject to adjustment primarily as a result of the pending conclusion of valuation analyses regarding identifiable intangible assets (which include customer lists, trademarks and non-competition provisions) and the ultimate settlement of acquired accounts receivable. Most of these adjustments were made during 2005, and any additional adjustments will be made before the respective acquisition’s first anniversary in 2006. The preliminary allocation as of December 31, 2005 is as follows (dollars in thousands):

Cash	$1,330
Accounts receivable	2,740
Inventories	2,050
Other current assets	87
Property and equipment	703
Intangible assets	3,670
Goodwill	10,472
Accounts payable and accrued expenses	(2,956)

Total purchase price	$18,096

          If we completed these four acquisitions on January 1, 2005 our pro forma net revenues and net loss from continuing operations for 2005, would have been $50.7 million and ($21.2 million), respectively.
Future Acquisitions
          Our growth strategy depends significantly on our ability to continue to identify appropriate acquisition targets. We are actively negotiating for the acquisition of several companies, although definitive agreements have not been entered into with any such companies. Based on the current status of negotiations, management is reasonably confident that it will be able to negotiate a definitive agreement with one of these targets. Negotiations with other companies are currently in the preliminary due diligence stage.
Regulatory Factors
          Our pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business. While we continuously monitor the effects of regulatory activity on our operations and believe we currently have all necessary pharmacy licenses, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of our business. The long-term care facilities that contract for our services are also subject to federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these long-term care facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents.
          The long-term care pharmacy and infusion therapy business also operates under regulatory cost containment pressures through legislation (primarily through Medicaid and Medicare). Any future changes in such reimbursement programs, or in regulations related thereto, such as reductions in allowable reimbursement levels or the timing of processing of payments, could adversely affect our business.
          On December 8, 2004, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2004 (the “Act”), a comprehensive voluntary prescription drug benefit administered under Medicare Part D effective January 1, 2006. The new Act provides certain cost-sharing government subsidies for individuals who might otherwise qualify for drug coverage under Medicaid or similar government-funded aid programs. Since a portion of our future long-term care pharmacy business will be made available to Medicare-qualified patients who may qualify for this new benefit, this new law may have an adverse effect on our business in the long term.
          We are subject to Medicare fraud and abuse and anti-self-referral laws which preclude, among other things, (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and (b) physicians from making referrals to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. Violation of these laws can result in loss of licensure, civil and criminal penalties and exclusion from Medicaid, Medicare and other federal healthcare programs.
          As of December 31, 2005, approximately 36% of our pharmacy revenues were from government sponsored programs. Government sponsored programs include Medicaid and, to a lesser extent, Medicare. Our remaining billings are currently paid or reimbursed by individual residents, long-term care facilities and other third-party payors, including private insurers. A portion of these revenues are indirectly dependent on government programs. We anticipate that direct reimbursement from government sponsored programs will become a larger part of our pharmacy billings.
Competitive Factors
          We are not a pharmaceutical distributor. We are a provider of pharmacy products and services. The pharmaceutical industry is a highly competitive and fragmented industry, both regionally and nationally. We compete with local, regional and national organizations focused on similar customer groups. In the direct dispensing of pharmaceutical products, we compete with local and national retail, mail order and institutional pharmacies as well as pharmacies owned by long-term care facilities. We compete in this market based on competitive pricing, localized services, a broader product offering, value-added technologies and partnering initiatives that drive shared revenue.
Employees
          As of April 3, 2006, we had 262 employees. We believe our future success will depend, in part, on our ability to attract and retain highly-skilled technical, marketing, support and management personnel. None of our employees are represented by unions. We believe we have excellent relations with our employees.
Item 1A. Risk Factors
          In addition to the other information in this report and our other filings with the U. S. Securities and Exchange Commission (“SEC”), the following risk factors should be carefully considered in evaluating Standard Management and our businesses. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations or the trading of our common stock. If any of the risks described below or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Our pharmacy business has not been profitable and we expect it to continue to incur losses for at least the next year.
          Since we began operating our pharmacy business in 2002, it has incurred substantial net losses each year. For the years 2005, 2004 and 2003, net losses from our continuing operations were $20.3 million, $20.6 million and $16.7 million, respectively. We expect net losses to continue until we generate significant revenues and achieve economies of scale in our operations through acquisitions and organic growth. There can be no assurance that we will ever be able to successfully develop and operate a profitable pharmacy business. Our future profitability will depend on several factors including:
•	our ability to identify and acquire appropriately priced and profitable businesses that provide cash flow and synergies to our current business;

•	our ability to execute a planned strategy that will provide for cash flow from operations which will fund growth and service debt; and

•	our ability to access reasonably priced capital that will provide long-term flexibility for the Company.
Unless we receive a significant cash infusion or significantly increase cash flow from operations, we may not have sufficient cash to meet our cash requirements at some point during 2006.
          Our pharmacy business alone has not generated sufficient revenues to support our operations and service our debt obligations. We implemented a growth plan, subsequent to the sale of our financial services business in June 2005, focused on acquiring profitable existing businesses to increase our revenues and cash flows. The funding of this growth plan and our ability to meet our working capital and other cash requirements generally, depend on, among other things, current cash and cash equivalents and proceeds from outside financing activities. At December 31, 2005, we had approximately $2.2 million in cash and cash equivalents. On April 13, 2006, we received $2.8 million of debt financing from one of our officers. Nevertheless, based on current estimates of cash flow, management believes that, absent significant additional cash infusion or significantly increased cash flow from operations, at some point during 2006, we may not have sufficient cash to meet our cash requirements. Management is currently negotiating a series of transactions it believes would alleviate the potential liquidity shortfall. There can be no assurance, however, that outside financing activities will generate sufficient net proceeds or that the other initiatives currently being negotiated by management can be consummated in full or at sufficient levels to provide us with sufficient cash to meet our cash requirements.
Our independent auditors have expressed substantial doubt regarding the Company’s ability to continue as a going concern.
          In their report, our independent auditors stated that our financial statements for the years ended December 31, 2005 and 2004 were prepared assuming that the Company would continue as a going concern. The auditors expressed “substantial doubt” about the Company’s ability to continue as a going concern based on a lack of liquidity combined with recurring losses from continuing operations. The fact that we have received this “going concern opinion” from our auditors will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations and acquisition program.
We will require additional financing, which may be difficult to obtain. Any such financing in the form of debt will contain restrictive covenants and will require us to utilize cash to service it.
          Our pharmacy business has had negative cash flows and net losses since its inception in 2002. We expect negative cash flows from operations to continue until we achieve critical mass through acquisitions and organic growth. Our business has significant cash needs for operations and for acquisitions. As a result, we will likely need to seek additional capital, which we may do through public or private equity or debt financing. In addition to seeking equity financing, we are currently negotiating with various potential lenders to provide senior debt financing. There can be no assurance that we can reach agreement with any lenders for such financing. The terms of any such debt financing, will likely restrict our ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments in certain situations, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, or merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of such indebtedness would also likely require us to meet certain financial tests and comply with certain other reporting, affirmative and negative covenants. Finally, if we obtain such debt financing, a substantial portion of our cash flow from operations would be dedicated to debt service requirements.
Our management team has a limited history of operating a pharmacy business.
          Because we have only operated our pharmacy business since 2002, our management team does not have a significant operating history upon which an investor can easily evaluate our future potential. In attempting to execute our business model, we may need to significantly change our operating model, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets and the need to develop strategic relationships.
We are subject to various risks relating to our acquisition strategy.
          A significant component of our growth strategy contemplates our making selected acquisitions that will help expand our pharmacy offerings. Acquisitions involve inherent uncertainties. These uncertainties include the ability to identify suitable acquisition candidates and negotiate acceptable terms for their acquisition, the ability to integrate the acquired businesses into a larger organization and the availability of management resources to oversee the operations of these businesses. The successful integration of acquired businesses will require, among others:
•	consolidation of financial functions and elimination of redundancies;

•	achievement of purchasing efficiencies;

•	the integration of key personnel; and

•	the maintenance and growth of existing business.
          We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. We have procedures in place to conduct detailed due diligence reviews of potential acquisition candidates for compliance with healthcare laws and to conform the practices of acquired businesses to our standards and applicable laws, but there can be no assurance that our procedures will detect all potential problems. If such procedures fail, we may incur material liabilities for past activities of acquired businesses.
          We cannot be sure that an acquisition will not have an adverse impact on our results of operations or financial condition.
We face uncertainties relating to ongoing litigation that, if decided adversely to us, would have a material adverse impact on our liquidity and financial position.
          We are currently engaged in binding arbitration with our former President/Chief Financial Officer. This former executive resigned all positions with us effective May 31, 2005 and has initiated legal proceedings to recover certain severance amounts to which he alleges he is entitled. The aggregate of his demands is approximately $13 million. We believe that the executive’s claims are entirely without merit. We are vigorously defending this action. While we are confident in the merits of our legal position in the arbitration, we cannot predict the outcome of this action nor the amount the arbitrators will ultimately rule is due to the executive, if anything. A decision by the arbitrators requiring us to pay a significant amount to the executive would have a substantial negative impact on our liquidity and financial position.
Our profitability and ability to conduct business could be negatively impacted by a change in our relationships with our largest institutional clients.
          A large portion of the present and future growth of our institutional pharmacy business currently is contingent upon our ability to acquire and retain institutional care facilities. Currently we have more than 80 contractual relationships with institutional clients. We are presently attempting to expand the number of these contracts. The financial condition and profitability of our institutional clients can impact our profitability and opportunities for future growth. In addition, although we believe our current relationships with our institutional clients are strong, the loss of key institutional clients would materially affect the operation of our business.

We face intense competition.
          We operate in a highly competitive environment. The institutional pharmacy industry is dominated by three companies, which together control approximately 65% of the market. If we are unable to compete with our competition due to our size, failure to develop innovative distribution methods or failure to satisfy our customers, our financial results will be immediately and significantly affected.
We are subject to significant governmental regulation, and changes in such regulation could have a substantial impact on our profitability.
          We are subject to substantial regulations at both the state and federal levels regarding payment or reimbursement for pharmacy services, financial relationships with our clients and manufacturers of pharmaceuticals, and licensure and certification of our operations, and changes in these regulations may have a material and adverse effect on our profitability as more fully described below.
We are dependent on payment or reimbursement from government reimbursement programs, principally Medicare and Medicaid, and the constant changes in the government reimbursement programs pose substantial risk to our results of operations.
          The provision of pharmaceuticals and pharmacy benefits is a highly dynamic and evolving business that is tied closely to changes in government reimbursement programs at both the state and federal levels and is in a constant state of flux. As of December 31, 2005, approximately 36% of our pharmacy billings were directly reimbursed by government sponsored programs. Government sponsored programs include Medicaid and, to a lesser extent, Medicare. Our remaining billings are currently paid or reimbursed by individual residents, long-term care facilities and other third-party payors, including private insurers. A portion of these revenues are indirectly dependent on government programs. We anticipate that direct reimbursement from government sponsored programs will become a material portion of our pharmacy billings.
          There are currently a number of active state and federal initiatives that could materially and adversely affect our profitability, the most important of which is the Medicare Prescription Drug Improvement and Modernization Act of 2004, which created a comprehensive voluntary prescription drug benefit administered under Medicare Part D and became effective on January 1, 2006. This Act provides certain cost-sharing government subsidies for individuals who might otherwise qualify for drug coverage under Medicaid or similar government-funded aid programs. Since a substantial portion of our future institutional pharmacy business will involve the provision of prescription drugs to Medicare beneficiaries who may qualify for this new benefit, it may have a material and adverse effect on the profitability of our business. Since important elements of this Act relating to issues such as formulary development, drug pricing, and drug discount cards have yet to be finalized, the precise impact of implementation of Medicare Part D on our industry is unknown.
          We also expect significant reforms to be proposed in 2006 regarding the Medicare Part B drug payment methodology. The United States Department of Health and Human Services, Centers for Medicare and Medicaid Services has indicated that the pharmacy reimbursement methodology will change to either an “average sales price” or “competitive acquisition program” payment methodology, and this change may have a material and adverse effect on our profitability.
          Many state Medicaid programs use the “average wholesale price” reimbursement methodology (“AWP”) and the “maximum allowable costs” reimbursement methodology (“MAC”), but many states, including states in which we operate or may operate, have indicated an intention to discontinue or modify these payment methodologies, and such changes may have a material and adverse effect on our profitability. Currently, virtually all of our contracts with major facility customers use these methodologies as a basis for calculating the prices charged for drugs ordered through our pharmacy. In the event state reimbursement programs decide to use alternative methods for calculating these prices, our reimbursement may suffer.
If we or our client institutions fail to comply with Medicaid and Medicare reimbursement regulations, our revenue could be reduced, we could be subject to penalties and we could lose our eligibility to participate in these programs.
          The Medicaid and Medicare programs are highly regulated. The failure, even if inadvertent, by either us or our client institutions to comply with applicable reimbursement regulations could adversely affect reimbursement under these programs and our or our clients’ ability to continue to participate in these programs. In addition, our failure to comply with these regulations could subject us and our clients to allegations of filing false claims to the governmental reimbursement programs, which could subject us to substantial financial damages and exclusion from the governmental reimbursement programs.
If we fail to comply with licensure requirements, fraud and abuse laws, or other applicable laws, we may need to curtail operations, and we could be subject to significant penalties.
          Our pharmacies are required to be licensed in the states in which they are located or do business. While we continually monitor the effects of regulatory activity on our operations and believe we currently have all necessary pharmacy licenses, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of the business. The long-term care facilities that contract for our services are also subject to federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these long-term care facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents. We are also subject to federal and state laws that prohibit some types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments or any other remuneration intended to induce or encourage the referral of items or services payable by Medicare or Medicaid, including prescription drugs. For example, payment by pharmaceutical manufacturers of access or performance rebates to institutional pharmacies that are designed to prefer, protect, or maintain that manufacturer’s product selection by the pharmacy or to increase the volume of that manufacturer’s products that are dispensed by the pharmacy under its formulary are currently under scrutiny and may violate the fraud and abuse laws. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion from the Medicaid, Medicare and other federal and state healthcare programs.
Our failure to comply with federal or state health care privacy standards could subject us to civil and criminal liability.
          The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires us to comply with the electronic transaction, privacy and security standards relating to the health care information of individuals who receive drugs and pharmaceuticals through our operations. Although we have taken and intend to continue to take all steps necessary to ensure that we comply with all HIPAA standards, if we fail to comply with the HIPAA regulations, we could suffer significant civil and criminal penalties. We may also become subject to various state legislative and regulatory privacy initiatives that will restrict the use of private medical records, and, if these regulations are implemented, we may incur additional expense and may be required to change certain of our business practices.
We are also subject to other state and federal laws that govern the distribution of pharmaceuticals, the enforcement of which could have a material and adverse effect on our profitability.
          We are also subject to the risk of changes in various local, state, federal and international laws relating to pharmaceuticals, which include the operating and security standards of the United States Drug Enforcement Administration, the United States Food and Drug Administration, various state boards of pharmacy and comparable agencies. These changes may affect our operations, including distribution of prescription pharmaceuticals (including certain controlled substances), operation of pharmacies and packaging of pharmaceuticals. A review of our business by regulatory authorities may result in determinations that could adversely affect the operations of the business.
We are also subject to cost controls imposed by non-government reimbursement program payors and pricing changes from our suppliers that could have a material and adverse effect on our profitability.
          Cost controls imposed by other third-party payors, such as managed care companies and insurance companies, in an attempt to exercise control over increasing health care costs and changes in pharmaceutical manufacturers’ pricing or distribution policies could also have a material and adverse effect on our profitability by substantially reducing our revenues.
There are few barriers to entry in the institutional pharmacy market, and we may experience unforeseen competition in our markets.
          There are relatively few barriers to entry in the local markets that we serve, and we may encounter substantial competition from new local market entrants as well as increasing competition from pharmacies operating outside the United States which ship drugs to U.S. residents over the Internet and through other distribution channels. This competition could have a material and adverse effect on our business.
Future sales of common stock could depress the price of our common stock.
          We have previously announced that we are attempting to raise additional capital. The planned financings may include, but not be limited to, a combination of privately placed common stock, senior debt and subordinated debt. The amounts may vary depending upon the structure of each financing instrument. Sales of significant amounts of common stock in the public market, or the perception that sales will occur, could materially depress the market price of our common stock. We expect that any common stock sold in any of this private financing will be registered for resale under the Securities Act within 120 days following the closing of such offering and thus would be freely tradable.
          We also have outstanding three series of convertible notes, which, as of December 31, 2005 are convertible into an aggregate of 2,927,483 shares of common stock. We have registered these shares for resale so that, upon conversion, such shares will be freely tradable. Further, we have outstanding warrants to purchase an aggregate of 748,130 shares of common stock. The shares of common stock underlying such warrants are subject to registration rights or are otherwise currently freely tradable.
          In addition, as of December 31, 2005 we have an aggregate of 2,222,180 shares of common stock issuable in our two stock option plans upon the exercise of stock options currently outstanding. Those shares, if issued, will be eligible for immediate resale in the market (other than 1,427,614 shares underlying exercisable options held by our executive officers and directors).
          Finally, we have announced our intention to commence an exchange offer for all or a portion of our outstanding trust preferred securities, in which holders will be offered the opportunity to exchange their trust preferred securities for shares of our common stock. We have not yet determined the terms of the exchange offer, including the exchange ratio. As a result, while the exchange offer will likely result in the issuance of a significant number of additional shares of our common stock, we cannot presently quantify how many new shares will be issued.
The market price of our common stock is volatile.
          The market price of our common stock historically has experienced and may continue to experience significant volatility. This volatility may or may not be related to our operating performance. Some of this volatility may be related to our recent shift to operating solely in the healthcare business and as a much smaller company, and may reflect the market’s difficulty in valuing our business until we establish a longer operating history. In addition, announcements of our quarterly operating results, changes in recommendations by financial analysts, fluctuations in the stock price and operating results of our competitors and similar events could cause the market price of our common stock to fluctuate substantially.
We cannot guarantee that our securities will continue to meet the listing and maintenance criteria for the Nasdaq Stock Market.
          Our common stock is currently traded on the Nasdaq National Market. Continued inclusion on the Nasdaq National Market currently requires, among other things, a minimum stockholder’s equity of $10 million. As of December 31, 2005, our stockholder’s equity was $4.9 million. In addition, Nasdaq requires that the minimum bid price for listed companies exceed $1.00 per share. Recently, our shares of common stock have traded consistently under the $1.00 minimum bid price. In a letter dated April 3, 2006, we were notified by Nasdaq that our stock price traded under $1.00 per share for the last 30 consecutive business days. The letter advised that we have until October 2, 2006 to regain compliance with this minimum bid price requirement. We intend to monitor the bid price of our common stock between now and October 2, 2006, and consider various options available to us in the event our common stock does not trade at a level that is likely to regain compliance. If we fail to maintain the minimum threshold requirements to maintain our inclusion on the Nasdaq National Market, our securities would lose their listing which could further negatively impact the price and marketability of our shares, and trading would be conducted, if we qualify, on the Nasdaq Capital Market or if we do not qualify for such market, then in the over-the-counter market known as the NASD OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities.

          In addition, the SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. If our securities are removed from listing on the Nasdaq Market, and are traded at a price below $5.00, they may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market and the risks of investing in our securities. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect your ability to sell our securities in the secondary market.
You may experience dilution as a result of future issuances of shares of our common stock.
          As of December 31, 2005, we had 9,095,208 shares of common stock outstanding. Additionally, as of December 31, 2005, we had stock options, warrants and convertible securities outstanding that were convertible or exercisable into up to 5,897,793 shares of our common stock. Furthermore, in connection with our acquisition strategy, we may issue shares of our common stock as consideration in certain future acquisition transactions. We are also likely to issue a significant number of shares in the planned exchange offer for our trust preferred securities. We may also issue additional shares as warrants to purchase additional shares in the future through various financing or restructuring transactions, although, there are no firm plans for such transactions at this time. In the event that we issue additional common stock in the future, our shareholders will experience dilution the significance of which will depend on the number of shares issued.
Item 2. Properties
          We own our home office building consisting of 56,000 square feet and located at 10689 North Pennsylvania Street, Indianapolis, Indiana. We occupy all of this building, except for approximately 22,000 square feet of the building which is leased to Standard Life Insurance Company of Indiana (“Standard Life”), our previously owned financial services business, pursuant to a three year lease agreement entered into on June 8, 2005.
          Our other properties include:
•	approximately 30,000 square feet under a lease that expires in August 2010 in an office and warehouse building located at 6210 N. Technology Center Drive, Indianapolis, Indiana;

•	approximately 2,000 square feet under a lease that expires in June 2015 in an office and warehouse building located at 5415 Rainier Ave. S., Seattle, Washington;

•	approximately 2,400 square feet under a lease that expires in January 2010 in an office and warehouse building located at 536/538 N. Memorial Drive, New Castle, Indiana;

•	approximately 4,000 square feet under a lease that expires in October 2010 in an office and warehouse building located at 810 Metcalf, Sedro Woolley, Washington;

•	approximately 1,260 square feet under a lease that expires in May 2010 in an office and warehouse building located at 10590 N. Meridian Street, Indianapolis, Indiana;

•	approximately 9,840 square feet under a lease that expires in March 2010 in an office building located at 441 Donelson Pike, Nashville, Tennessee; and

•	approximately 21,115 square feet under a lease that expires in March 2010 in an office building located at 1600 & 1618 S. Lane Street, Seattle, Washington

          We consider all of our facilities to be in good operating condition and generally to be adequate for our present and anticipated needs.
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
          Effective May 31, 2005, P.B. (“Pete”) Pheffer resigned his positions as President and Chief Financial Officer of Standard Management. As a result of this resignation, Mr. Pheffer has terminated his employment agreement with the Company dated January 1, 2003 (the “Employment Agreement”). In his letter of termination, Mr. Pheffer asserts that his termination was based upon a “change of control” of the Company, as defined in the Employment Agreement, as a result of the sale of Standard Life. Mr. Pheffer also asserts that as a result of such sale, he has experienced a change in his “authority, power, function, duties and responsibility” and that he is invoking the “good reason” clause in the Employment Agreement. Mr. Pheffer claims that under the Employment Agreement, as a result of his resignation “for good reason,” he is owed, no later than ten days following his resignation, a lump-sum cash severance payment of approximately $3.8 million.
          The severance payment sought by Mr. Pheffer under the Employment Agreement includes amounts for: a) accrued, but unpaid, paid time-off and the pro rata share of his bonus for 2005; b) a lump sum payment of three times the sum of his current base salary and average bonus paid in the preceding three years; and c) a lump sum stock option value payment equal to the number of shares of the Company’s common stock subject to unexercised stock options held by Mr. Pheffer (regardless of the exercise price thereof) multiplied by the highest sales price of the Company’s common stock during the six months prior to his resignation. Mr. Pheffer also claims he is entitled to receive all of his current employee benefits under medical, insurance and other employee benefit plans for 36 months following the date of his termination.
          The Company disputes Mr. Pheffer’s assertion that he had “good reason” to terminate his employment under the terms of the Employment Agreement. Rather, it is the Company’s position that Mr. Pheffer terminated his employment “without cause,” as defined in the Employment Agreement, and, as a result, the Company owed Mr. Pheffer only approximately $50,000 for accrued, but unpaid, paid time off and his pro rata share of his bonus for 2005 which was paid in 2005.
          A provision of the Employment Agreement provides that any amounts payable upon termination of the Employment Agreement constitute wage payments under the Indiana Wage Payment Statute (the “Wage Statute”). The Wage Statute allows a party to recover liquidated damages for each day wages remain unpaid in an amount not to exceed double the amount of wages due (in addition to the base amount), and costs and reasonable attorneys’ fees if suit is filed. It is the Company’s position that Mr. Pheffer cannot invoke the Wage Statute and that this provision of the Employment Agreement is otherwise unenforceable.
          Under the Employment Agreement, if it is determined that any payments made to Mr. Pheffer as a result of his termination would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any penalties or interest are incurred by Mr. Pheffer with respect to such excise tax, then the Company is required to make an additional gross-up payment to Mr. Pheffer to fully compensate him for the amount of such excise tax. If the Company is required to pay Mr. Pheffer the full severance amount he is claiming under the Employment Agreement, the Company believes such amount would be subject to the federal excise tax and, as such, the Company would be required to make an additional gross-up payment to Mr. Pheffer of approximately $1.7 million.
          The aggregate of Mr. Pheffer’s demands is approximately $13 million, which includes the severance payment, liquidated damages under the Wage Statute, if applicable, and gross-up payment for federal excise taxes. The Company is vigorously contesting these claims. This matter is subject to binding arbitration, which is currently in the discovery phase.
          Standard Management agreed to indemnify Capital Assurance Corporation (“Capital Assurance”) and Standard Life for any litigation losses pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance. The Company maintained $1.0 million of litigation liabilities as of December 31, 2005. This liability includes provisions for certain litigation matters brought against Standard Life.
Item 4. Submission of Matters to a Vote of Security Holders
          None during the 4th quarter of 2005.

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock trades on the NASDAQ National Market under the symbol “SMAN”. The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by NASDAQ. We have never paid cash dividends on our common stock. As of April 3, 2006 there were approximately 2,000 holders of record of the outstanding shares of our common stock. Although our common stock is traded on NASDAQ, no assurance can be given as to the future price of or the markets for the stock.

	Common Stock
	High	Low
2005
Quarter ended March 31, 2005	$4.93	$2.70
Quarter ended June 30, 2005	3.19	1.50
Quarter ended September 30, 2005	2.45	1.79
Quarter ended December 31, 2005	2.25	1.34
2004
Quarter ended March 31, 2004	$4.12	$3.49
Quarter ended June 30, 2004	4.18	3.39
Quarter ended September 30, 2004	3.64	3.05
Quarter ended December 31, 2004	3.98	2.71
Equity Compensation Plan Information
          The following provides tabular disclosure of the number of securities that may be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2005. All of our equity compensation plans have been approved by our shareholders.

Number of
securities
	Number of		remaining
	securities to be		available for
	issued upon	Weighted-average	future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
Plan Category	options	options	plans

Equity compensation plans approved by security holders:

1992 Stock Option Plan	1,325,180	$5.62	—
2002 Stock Incentive Plan	897,000	2.71	794,702

Issuer Purchases of Equity Securities
          The following table provides information about the Company’s repurchase of its common stock during the quarter ended December 31, 2005.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	or Programs	Programs(1)
October 1, 2005 through October 31, 2005	10,000	$1.92	10,000	509,927
November 1, 2005 through November 30, 2005	2,500	$2.11	2,500	507,427
December 1, 2005 through December 31, 2005	—	—	—	507,427
Total	12,500	$1.96	12,500	507,427

(1)	On June 21, 2005 the Company announced the continuation of its stock repurchase plan originally commenced in 1998 which authorized the repurchase of up to 600,000 shares of the Company’s common stock.

Item 6. Selected Financial Data
          The following historical financial data was derived from our Consolidated Financial Statements. This historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes (dollars in thousands, except per share amounts and shares outstanding).

	Year Ended December 31
	2005 (a)	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Net revenues	$28,922	$7,120	$2,948	$1,850	$—
Cost of sales	20,735	5,822	2,445	1,554	—
Gross profit	8,187	1,298	503	296	—
Loss from continuing operations	(20,283)	(20,612)	(16,734)	(11,580)	(9,170)
Income (loss) from discontinued operations (b)	(33,981)	9,744	6,263	10,450	10,950
Net income (loss)	(54,264)	(10,868)	(10,471)	(1,130)	1,780

PER SHARE DATA:
Loss from continuing operations, assuming dilution in 2001	(2.40)	(2.59)	(2.08)	(1.52)	(1.18)
Income (loss) from discontinued operations	(4.02)	1.23	0.78	1.37	1.41
Net income (loss), assuming dilution in 2001	(6.42)	(1.36)	(1.30)	(0.15)	0.23
Weighted average common shares outstanding, assuming dilution in 2001	8,455,869	7,973,029	8,031,749	7,623,690	7,765,378
Common shares outstanding	9,095,208	7,921,113	8,114,196	7,854,674	7,546,493

BALANCE SHEET DATA (at year end):
Cash and cash equivalents	$2,232	$1,121	$1,337	$3,569	$439
Assets of continuing operations	51,009	26,340	28,891	26,000	58,490
Assets of discontinued operations (b)	—	1,921,405	1,945,880	1,690,294	1,587,115
Total assets	51,009	1,947,745	1,974,771	1,716,294	1,645,605
Debt	39,309	54,311	49,046	40,962	47,852
Shareholders’ equity	4,943	60,032	72,447	87,734	70,189

(a)	During 2005, the Company completed four acquisitions which significantly increased net revenues. See Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further discussion.

(b)	During 2005, the Company sold its financial services subsidiary, Standard Life. The related operations have been reclassified as discontinued operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further discussion.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion highlights the principal factors affecting the results of our operations and the significant changes in our balance sheet items on a consolidated basis for the periods listed, as well as liquidity and capital resources. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, related Notes and “Selected Financial Data.”
          This Management Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section. See “Cautionary Notice Regarding Forward-Looking Statements.”
Pharmacy Business Acquisitions
          Effective September 16, 2005, we acquired certain assets from Holland Health Services, Inc. (“Holland”), a Washington retail pharmacy. The purchase price was $300,000 in cash.
          Effective July 29, 2005, we acquired Long Term Rx, Inc. (“Long Term Rx”), a New Castle, Indiana direct provider of pharmaceutical products to long-term care facilities. The purchase price was $2.2 million consisting of a combination of cash and our common stock including a post-closing purchase price adjustment related to minimum working capital requirements.
          Effective July 28, 2005, we acquired Precision Healthcare, Inc. (“Precision”), a Nashville, Tennessee provider of infusion therapy to chronically ill patients and a wholesale pharmaceutical provider to physician practices and other end users. The purchase price was $2.7 million consisting of a combination of cash and our common stock including a post-closing purchase price adjustment related to minimum working capital requirements. In addition, included in the agreement is a contingent performance bonus based on specific earnings targets for 2005 which were not met.
          Effective July 21, 2005, we acquired Rainier Home Health Care Pharmacy, Inc. (“Rainier”), a Seattle, Washington provider of pharmaceuticals and medical supplies to long-term care facilities. The purchase price was $12 million consisting of a combination of cash, our common stock and a subordinated seller note and our estimate of a post-closing purchase price adjustment related to minimum working capital requirements which we are currently negotiating with the seller. Also included in the agreement is a contingent performance bonus based on specific earnings targets over each of the next three years.
          The original aggregate purchase price of the 2005 acquisitions described above was $17.2 million, representing $11.6 million in cash paid at closing (largely funded with cash on hand), 1,250,001 shares of our common stock valued at $4.1 million, and $1.5 million in a seller note. These purchase prices are subject to working capital adjustments. With respect to two of the recent acquisitions, we have agreed to post-closing purchase price adjustments related to contractual working capital requirements and have paid $22,000 in one instance and have a $76,000 receivable outstanding in the second; and, we are currently negotiating a purchase price adjustment in connection with one of these recent acquisitions. Additional upward purchase price adjustments may be paid out as contingent consideration for certain acquisitions if certain growth in earnings targets are reached (none of which were reached based on 2005 results). We have also guaranteed a market value of $3.28 per share of the common stock issued in these acquisitions at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. Should our common stock price be below the guaranteed price on the applicable anniversary dates, we are required to pay the difference to the sellers in cash or in additional shares of common stock. In addition to the above, an aggregate of $0.8 million of acquisition costs are reflected as additional purchase price.
          The original aggregate purchase price of the 2005 acquisitions was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values at the date of acquisition. This original preliminary allocation was subject to adjustment primarily as a result of the pending conclusion of valuation analyses regarding identifiable intangible assets (which include customer lists, trademarks and non-competition provisions) and the ultimate settlement of acquired accounts receivable. Most adjustments were made during 2005 and any additional adjustments will be made before the respective acquisition’s first annual anniversary in 2006.
Discontinued Operations
          Our Discontinued Operations — Financial Services consisted of revenues earned and expenses incurred from our insurance operations, principally conducted by our former subsidiary Standard Life and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”). Our primary insurance products included deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability was primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.
          As previously disclosed, the board and management of the Company considered a variety of strategic alternatives to provide the Company with adequate financing to pursue its growth strategies for the pharmacy business it embarked on in 2002 and to maximize long-term shareholder value. After considering various options, management, in early 2005, committed to the sale of Standard Life, including Dixie Life.
          On June 9, 2005, the Company completed the sale of all outstanding capital stock of Standard Life, and $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of the Company, to Capital Assurance Corporation (“Capital Assurance”). The sale was completed pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance (the “Agreement”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of Capital Assurance and the assumption by Capital Assurance of approximately $22.3 million of indebtedness of the Company. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in net cash proceeds to Standard Management of $47.2 million. The sale price is subject to post closing adjustment to reflect actual versus estimated results of Standard Life through the closing date. We currently have a purchase price adjustment dispute with Capital Assurance whereby we estimate the amount due to Capital Assurance to be $43,000 (which we paid in 2005) and they estimate the amount due to be $0.7 million.
          Standard Management agreed to indemnify Capital Assurance and Standard Life for any losses arising form breaches of any representation, warranty or covenant made by Standard Management in the Agreement subject to the applicable survival periods, if such losses exceed $500,000 in the aggregate. If such indemnification threshold is exceeded, Standard Management would be responsible for paying $250,000 plus the amount of such loss in excess of $500,000, up to a maximum amount equal to the purchase price for losses related to the breach of certain representations and warranties, and up to a maximum amount equal to 50% of the purchase price for breaches of certain other specified representations and warranties. In addition, Standard Management agreed to indemnify Capital Assurance for all pending litigation of Standard Life without respect to the indemnification threshold.
          The Company maintained $1.1 million of liabilities as of December 31, 2005 as its current estimate of; a) litigation and other indemnification exposures related to its sale of Standard Life, and b) trailing severance and sale transaction costs. This liability includes third and fourth quarter 2005 provisions for certain litigation matters brought against Standard Life, based on refined estimates for several ongoing matters and currently available information.
          Related to the sale of Standard Life, we estimate that, for federal income tax purposes, we will recognize a capital loss on the sale of approximately $22 million, equal to the difference between our adjusted tax basis in Standard Life and the amount realized from the sale. We may realize a tax benefit in future periods from this capital loss provided that we recognize capital gains within five years. However, as it is currently more likely than not that these benefits will not be realized, we have fully offset any potential benefit with a valuation allowance as of December 31, 2005.
          The Company used a portion of the $47.2 million of cash proceeds to a) pay off $17.7 million of bank debt, including prepayment penalties, b) pay $1.0 million related to obtaining a consent from the holders of the trust preferred securities described in Note 5 of the Notes to the Consolidated Financial Statements to effectively allow the Company to complete the sale of Standard Life and c) pay $3.5 million of professional fees (investment bankers, attorneys and accountants) and miscellaneous other costs related to the sale (printing and mailing of proxy materials and severance payments). The remaining cash proceeds were added to general working capital and have been used for general corporate purposes and acquisitions.
          In addition, Standard Life, after the sale, continues to lease space from us at our corporate headquarters for three years for $480,000 per year. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we received as partial consideration in our sale of Standard Life. All such amounts earned through December 31, 2005 have been collected by the Company.
Critical Accounting Policies
Overview
          The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In connection with the preparation of these financial statements, management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the related disclosure of commitments and contingencies. On a regular basis, the Company evaluates the estimates used, including those related to bad debts, contractual allowances, inventory valuation, impairment of intangible assets, income taxes, stock-based compensation, legal contingencies and other operating allowances and accruals. Management bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. The Company’s significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements.
          In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. An accounting policy is considered to be critical if it is important to the Company’s financial position and operating results, and requires significant judgment and estimates on the part of management in its application. The Company’s critical accounting estimates and the related assumptions are evaluated periodically as conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently and highly uncertain. If actual results were to differ materially from the judgments and estimates made, the Company’s reported financial position and/or operating results could be materially affected. Management continually reviews these estimates and assumptions to ensure that the financial statements are presented fairly and are materially correct. The Company believes the following critical accounting policies and estimates involve more significant judgments and estimates used in the preparation of the consolidated financial statements.
Revenue Recognition
          Revenue is recognized by the Company when products or services are delivered or provided to the customer. The Company monitors its revenues and receivables and records the estimated net expected sales and receivable balances to properly account for anticipated reimbursed amounts. Accordingly, the total net sales and receivables reported in the Company’s financial statements are recorded at the amount ultimately expected to be received. Since a majority of our billing functions are computerized, enabling on-line adjudication (i.e., submitting charges to Medicaid, Medicare, or other third-party payors electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected claims (which oftentimes are eventually approved once additional information is provided to the payor). Accounts receivables and revenues are adjusted to actual as cash is received and claims are settled.
          Patient co-payments are associated with certain state Medicaid programs, Medicare Part B and certain third party payors and are typically not collected at the time products are delivered or services are rendered, but are billed to the individual as part of the Company’s normal billing procedures. These co-payments are subject to the Company’s normal accounts receivable collections procedures.
          A patient may be dispensed prescribed medications (typically no more than a 2-3 day supply) prior to insurance being verified in emergency situations, or for new facility admissions after hours or on weekends. Shortly thereafter, specific payor information is typically obtained to ensure that the proper payor is billed for reimbursement.
Allowance for Doubtful Accounts
          Collection of accounts receivable from customers is the Company’s primary source of operating cash flow and is critical to the Company’s operating performance. The Company provides for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Company utilizes the “Aging Method” to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. The Company has developed estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories and the various payors of the Company’s business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the Aging Method described above while also considering accounts specifically identified as doubtful. Accounts receivable that Company management specifically estimates to be doubtful, based upon the age of the receivables, the results of collection efforts, or other circumstances, are reserved for in the allowance for doubtful accounts until they are collected or written-off.
          Management reviews this allowance on an ongoing basis for appropriateness. Judgment is used to assess the collectibility of account balances and the economic ability of customers to pay.
          The majority of our current accounts receivable relates to recently acquired businesses. Therefore we have limited historical collection experience on those businesses.
          The Company has policies and procedures for collection of its accounts receivable. The Company’s collection efforts generally include the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, in-house collections or outside collection agencies, and potentially litigation when accounts are considered material and unresponsive. The Company’s collection efforts primarily relate to its facility and private pay customers. When the Company becomes aware that a specific customer is potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the Company includes the balance in its allowance for doubtful accounts requirements. When a balance is deemed uncollectible by management, collections agencies and/or outside legal counsel, the balance is manually written off against the allowance for doubtful accounts.

          Management believes that the allowances for potential losses are adequate, but if several of the Company’s larger customers were to unexpectedly default on their obligations, the Company’s overall allowances for potential losses may prove to be inadequate. If economic conditions worsen, the payor mix shifts significantly, or the Company’s customers’ reimbursement rates are adversely affected, impacting the Company’s customers’ ability to pay, management may adjust the allowance for doubtful accounts accordingly, and the Company’s accounts receivable collections, cash flows, financial position and results of operations could be affected.
Goodwill and Intangible Assets
          The balance of our goodwill and intangible assets was $15.7 million at December 31, 2005. The recovery of goodwill is dependent on the fair value of the businesses to which it relates. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is subject to at least annual impairment tests based on the estimated fair value of the business units. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these businesses. The Company’s assessment of goodwill impairment requires estimates including estimates of future cash flows. The estimates of future cash flows are based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis is performed. Further, they require management’s subjective judgments and take into account assumptions about overall growth rates and increases in expenses. Changes in these estimates due to unforeseen events and circumstances could cause the Company’s analysis to indicate that goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of the Company’s goodwill, which could be material to the Company’s financial position, results of operations or cash flows. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. The Company uses an independent valuation firm to assist in determining the estimated fair market value of its reporting units. If that estimated value is not sufficient to cover the recorded balance of goodwill, an impairment charge is recognized. Charges of $2.8 million and $1.0 million resulting from the impairment of goodwill were recorded in 2005 and 2004, respectively.
          We amortize the cost of our other intangibles over the asset’s estimated useful life of three to seven years. Amortizable intangible assets are tested for impairment whenever events or circumstances indicate that the assets may not be fully realizable. The carrying value of the assets would then be compared to the undiscounted cash flows projected from the use of the assets and if impaired, written down to fair value based on either discounted cash flows or appraised values.
Stock-Based Compensation
          Through December 31, 2005 we recorded compensation expense for all employee and director stock-based compensation plans using the intrinsic value method. Under the intrinsic value method, stock compensation expense is defined as the difference between the amount payable upon exercise of an option and the quoted market value of the underlying common stock on the date of grant or measurement date, or in the case of issuances of restricted stock, the quoted market value of unrestricted shares of common stock on the date of grant. Any resulting compensation expense is recognized ratably over the vesting period, or over the period that the restrictions lapse. We then compute an estimated fair value of granted options using a Black-Scholes option valuation model for purposes of disclosing pro forma information regarding granted options.
          We record compensation expense for all stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option pricing model. The compensation expense is recognized ratably over the vesting period. We then compute an estimated fair value of granted options using a Black-Scholes option valuation model for purposes of disclosing pro forma information.
          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Income Taxes
          Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax basis of assets and liabilities and capital and net operating loss carryforwards. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and capital gains before our capital loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.
          A $21.3 million valuation allowance has been provided on our full net deferred income tax assets at December 31, 2005. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. If or when the Company becomes profitable, management may determine that all or a portion of this valuation allowance is not required and, if so, the Company will record benefits, which could be substantial, in the period such determinations are made.
Liabilities for Loss Contingencies Related to Legal Proceedings
          We are involved in various legal proceedings in the normal course of business. The ultimate outcome of these legal proceedings cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated as well as our estimate of legal fees which will be required to settle the respective matters. However, it is difficult to measure the actual loss that might be incurred related to legal proceedings. Except for the matter described in Part I, Item 3, Legal Proceedings above, we do not expect the ultimate outcome of these lawsuits to have a material adverse effect on our consolidated results of operations and financial position based on our current understanding of the relevant facts and laws.

Results of Operations for the three years ended December 31, 2005:
Consolidated Statements of Operations:

	Year Ended December 31
	2005	2004	2003
Net revenues	$28,922	$7,120	$2,948
Cost of sales	20,735	5,822	2,445

Gross profit	8,187	1,298	503

Selling, general and administrative expenses	20,135	13,489	11,199
Depreciation and amortization	2,192	2,152	1,743
Goodwill impairment charges	2,839	963	—
Loss related to sale of a business	—	964	—

Operating loss	(16,979)	(16,270)	(12,439)

Other income, net	1,078	182	179
Interest expense	4,382	4,524	4,474

Net loss from continuing operations before income tax expense (benefit)	(20,283)	(20,612)	(16,734)

Income tax expense (benefit)	—	—	—

Net loss from continuing operations	(20,283)	(20,612)	(16,734)

Income (loss) from discontinued operations, net of income taxes of $262, $395 and ($627), respectively	(33,981)	9,744	6,263

Net loss	$(54,264)	$(10,868)	$(10,471)

General:
Our revenues earned and expenses incurred are from our pharmaceutical operations. Our primary customer base consists of academic institutions, skilled nursing facilities, assisted living facilities, home health care agencies, mental health facilities, correctional facilities and consumers. The profitability is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of our operating expenses.
Net revenues
•	During 2005, sales increased $21.8 million or 306% to $28.9 million, primarily due to $18.9 million of net revenues from our 2005 acquisitions, with the remaining increase attributable to a full 2005 year from businesses we acquired in 2004 and growth in those businesses and in our existing base of business started in 2002.
•	During 2004, sales increased $4.2 million or 142% to $7.1 million, primarily due to the acquisition of Apothecary Solutions during the early part of 2004.
Gross profit
•	During 2005, gross profit increased $6.9 million or 531% to $8.2 million, primarily due to $6.1 million of gross profit from our 2005 acquisitions and the remaining increase primarily attributable to increased gross profit due to the acquisition of Apothecary Solutions during the early part of 2004.
•	During 2004, gross profit increased $.8 million or 158% to $1.3 million, primarily due to the acquisition of Apothecary Solutions during the early part of 2004.

Selling, general and administrative expenses
•	During 2005, selling, general and administrative expenses increased $6.6 million or 49% to $20.1 million, primarily due to $4.9 million of expenses from our 2005 acquisitions, with the remaining increase attributable to the growth in our existing base of business we conducted prior to our 2005 acquisitions.
•	During 2004, selling, general and administrative expenses increased $2.3 million or 20% to $13.5 million, primarily due to the acquisition of Apothecary Solutions during the early part of 2004.
Depreciation and amortization
•	During 2005, depreciation and amortization was comparable to 2004 at $2.2 million.
•	During 2004, depreciation and amortization increased $0.4 million to $2.2 million due to the acquisition of Apothecary Solutions in early 2004.
Goodwill impairment charges
•	During 2005, goodwill impairment increased by $1.9 million to $2.8 million due to the estimated fair value of one of our reporting units being below its carrying value as indicated in the Company’s year end assessment related to businesses acquired in 2002-2004. The remaining carrying value of this specific reporting unit is $.9 million as of December 31, 2005. The same reporting unit was impaired during 2004 for $.9 million.
•	During 2004, goodwill impairment increased by $1.0 million to $1.0 million primarily due to the fair value of one of our reporting units being below its carrying value.
Loss related to sale of a business
•	Loss related to sale of a business in 2004 represents the loss on the sale of a business as more fully disclosed in Note 4 of the Notes to the Consolidated Financial Statements.
Other income, net
•	During 2005, other income increased $.9 million to $1.1 million primarily due to rental income and dividend income received from Standard Life after its sale in June 2005. Additionally the increase is also attributable to interest income earned from the net cash proceeds from the sale of Standard Life.
•	During 2004, other income remained comparable to 2003 at $.2 million.
Interest expense
•	During 2005, interest expense decreased $0.1 million or 3% to $4.4 million, primarily due to the repayment of our senior secured credit facility after the sale of Standard Life in June 2005, offset partially by a full year of interest in 2005 on $6.1 million of convertible debt issued in 2004 and $4.8 million of convertible debt issued in March 2005.
•	During 2004, interest expense increased $0.1 million or 3% to $4.5 million primarily due to increased borrowing related to our $3.3 million in outstanding 7% convertible notes issued in February 2004.
Income tax provision
•	Provision for income taxes remained zero due to continued net losses in 2003, 2004 and 2005 and a 100% valuation allowance against all resulting net deferred income tax assets.
Discontinued Operations
          Other than $0.3 million of loss in 2003 which related to a sales price adjustment on the 2002 sale of our international financial services business, the reported results from discontinued operations related to our previous domestic financial services business which was sold in June 2005. The 2005 loss includes a $36.6 million impairment charge resulting from that sale for which no tax benefit has been recorded. Operating income for our discontinued operations was $ 2.6 million, $9.7 million and $6.3 million in 2005, 2004 and 2003, respectively.
          Financial services consisted of revenues earned and expenses incurred from our insurance operations, principally conducted by our former subsidiary Standard Life. Our primary insurance products included deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability was primarily a function of net investment spread (the difference between the investment income earned on our investments less the interest we credit to our policyholders), persistency of our in force business, mortality experience and management of our operating expenses.
Liquidity and Capital Resources
          As disclosed in more detail below, our independent auditors have expressed “substantial doubt” about our ability to continue as a going concern based on our recurring losses from continuing operations and the possibility that we may not have adequate financing to meet all of our near term cash requirements.
          Our net cash used in operating activities of continuing operations during the year ended December 31, 2005 was $20.8 million compared to cash used of $17.0 million in the year ended December 31, 2004. The net cash used in operating activities of continuing operations in 2005 and 2004 is mainly attributable to expenses associated with the continued development of our pharmacy operating platform, as well as interest expense and salary expense at the holding company level.
          Our net cash provided by investing activities of continuing operations during the year ended December 31, 2005 was $36.5 million compared to cash used of $3.4 million in the year ended December 31, 2004. The increase in 2005 is primarily related to the proceeds from the sale of Standard Life, partially offset by cash used as part of the consideration of our recent acquisitions.
          Our net cash used in financing activities of continuing operations during the year ended December 31, 2005 was $14.6 million compared to net cash provided of $20.2 million in the year ended December 31, 2004. The 2005 net cash used in financing activities of continuing operations was mainly attributable to the repayment and termination of our senior credit facility upon the sale of Standard Life partially offset by increased borrowings under convertible notes issued in 2005. The 2004 net cash provided by financing activities of continuing operations was mainly attributable to borrowings and cash received from our discontinued operations and increased borrowings under convertible notes issued in 2004.
          Our principal cash requirements are for cost of goods sold, operating expenses, debt service obligations, and consideration needed to fund potential future acquisitions. Our primary sources of such cash are cash flow from pharmaceutical sales, external borrowings, sales of equity securities and, in 2005, proceeds from the sale of our financial services business.
          At December 31, 2005, our cash and cash equivalents were $2.2 million compared to $1.1 million at December 31, 2004. Our cash position was negatively impacted by an unexpectedly high use of cash at one of our operating subsidiaries. Management believes it has identified the causes of the excessive use of cash and has implemented a plan to correct them, principally by reducing operating costs through reducing head count and controlling operating expenses. While we believe these measures will have a positive impact on our cash position going forward, there can be no assurance that these measures will be successful or that our cash position will not continue at unacceptably low levels.
          In February 2006, we announced a comprehensive capital plan to address a concern that arose in early 2006 that, unless we received a significant cash infusion, our available cash might not be sufficient to meet our anticipated operational needs as early as the second quarter of 2006. The plan contemplated raising cash through a variety of financing transactions designed to supplement working capital and to fund the cash portion of a number of strategic acquisitions being pursued by us. As part of this plan:

•	On April 13, 2006, we entered into a senior loan agreement with one of our officers for $2.8 million.

•	On March 8, 2006, we announced that we elected to defer distributions, beginning March 31, 2006, on the 10.25% preferred securities (the “Trust Preferred Securities”) of our subsidiary SMAN Capital Trust I for up to two years. As a result of this deferral, we will retain for corporate use approximately

$530,000 per quarter until distributions are resumed. All unpaid distributions will accrue interest at the rate of 10.25% annually until paid.

•	Also on March 8, 2006, we announced that we intended to commence an exchange offer for all or a portion of the outstanding $20.7 million of Trust Preferred Securities. In the proposed exchange, holders of Trust Preferred Securities would be offered the right to exchange such securities for shares of our common stock. While the definitive terms of the proposed exchange offer, including the exchange ratio, have not been determined, we believe that it would benefit the Company by significantly reducing our outstanding indebtedness and related debt service obligations.

•	During the 1st quarter 2006 the Company announced its intention to issue up to 15 million shares in a private placement of the Company’s common stock.
          In addition, Standard Life, after the sale, continues to lease space from us at our corporate headquarters for three years for $480,000 per year through June 2008. We also anticipate receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock we received as partial consideration in our sale of Standard Life.
          Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point during 2006, we may not have sufficient cash to meet our cash requirements. Our independent auditors have expressed “substantial doubt” about our ability to continue as a going concern based on our recurring losses from continuing operations and the possibility that we may not have adequate financing to meet all of our near-term operating needs. Management believes, but cannot guarantee, that it can adequately address these issues by (i) significantly reducing the rate of cash use at one of our operating subsidiaries, (ii) raising additional capital, and (iii) using a portion of such capital to continue to acquire profitable businesses that will provide cash flow from operations. We must caution, however, that the fact that we received a “going concern opinion” from our independent auditors will likely make it more difficult to raise capital on favorable terms and could hinder, to some extent, our operations and acquisition program.
Estimated Cash Required in 2006 (data provided as of December 31, 2005)
          The Company has estimated required interest payments of $2.6 million (excluding the deferral of the subordinated debentures discussed below) and estimated required principal payments of $.9 million for 2006 related to the following currently outstanding indebtedness:
          Mortgages Payable:
•	outstanding balance of $5.9 million due in installments through 2008;

•	weighted interest rate of 6.72% per annum;

•	principal and interest payments of $53,000 per month through December 2008.
          Promissory Notes:
•	outstanding balance of $2.4 million;

•	weighted average interest rate of 5.88% per annum;

•	principal and interest payable of $.6 million in 2006.
          Convertible Notes Payable:
          6% Convertible Notes:
•	outstanding balance of $2.75 million all due in 2008;

•	interest rate of 6%;

•	interest payments of $.2 million in 2006;

•	mandatory conversion to equity at end of term;

•	conversion price of $3.28 per share of Standard Management common stock.

          7% Convertible Notes:
•	outstanding balance of $3.3 million all due in 2009;

•	interest rate of 7%;

•	interest payments of $.2 million in 2006;

•	conversion price of $4.20 per share of Standard Management common stock.
          Other Convertible Notes:
•	outstanding balance of $4.3 million due in installments through 2008;

•	interest rate of 9.25%;

•	principal and interest payments of $2.2 million in 2006;

•	conversion price of $3.28 per share of Standard Management common stock.
          Senior Debt: (as of April 13, 2006)
•	outstanding balance of $2.8 million due in 2008

•	interest rate of 8.25%

•	interest payments of $.2 million in 2006;
Subordinated debentures:
          These securities represent an undivided beneficial interest in the assets of SMAN Capital Trust I, a Delaware business trust and wholly owned subsidiary of the Company (the “Trust”) organized to purchase our junior subordinated debentures and to issue the Trust Preferred Securities to outside investors. On August 9, 2001, the Trust completed a public offering of $20.7 million of the Trust Preferred Securities. The Trust used the proceeds of this offering to purchase our 10.25% junior subordinated debentures.
          The following are characteristics of the Trust Preferred Securities at December 31, 2005:
•	outstanding balance of $20.7 million, all due in 2031;

•	annual distribution rate of 10.25%; distributions may be deferred up to 20 consecutive quarters;

•	may be redeemed on or after August 9, 2006 at face value plus accumulated and unpaid distributions;

•	scheduled distributions required in 2006 based on current balances would be $2.1 million;

•	distributions are classified as interest expense.
          As discussed above, on March 8, 2006, we announced that we intend to defer distributions on the Trust Preferred Securities. The deferral, which will begin with the distribution date scheduled for March 31, 2006, is expected to continue for up to two years. We will make a decision each quarter as to the continuation of the deferral of the distributions. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company.
          We also announced that we intend to commence an exchange offer for all or a portion of the Trust Preferred Securities. The exchange offer, which the Company expects to commence in early April 2006, would allow all Trust Preferred Security holders to exchange their Trust Preferred Securities for shares of our common stock. The terms of the exchange offer, including the exchange ratio, have not yet been determined yet by the Company.

          The debentures issued by Standard Management to the Trust have similar terms as the Trust Preferred Securities, including a 10.25% interest rate. Although the Trust is wholly-owned by Standard Management, Standard Management does not consolidate the Trust because all of the income and cash flows of the Trust benefit the preferred security holders rather than Standard Management. As such, the subordinated debentures and related interest expense are reflected in our consolidated results.
Future Acquisitions:
          As part of our growth plan, we continue to pursue strategic acquisitions as discussed under “Business of Standard Management — Our Growth/Acquisition Strategy.” We generally finance our acquisitions with a combination of cash, stock and seller promissory notes. We will require cash to consummate acquisitions, but cannot at this time predict how much cash will be needed because of the unknown nature of acquisition targets and purchase prices.
Contractual Obligations:
          In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these and other contracts are set forth in the following table as of December 31, 2005 (in thousands):

		Payment due by period (1)
		Less than 1			More than
	Total	Year	1-2 Years	3-4 Years	5 Years
Long-Term Debt Obligations	$96,389	$5,912	$18,398	$7,659	$64,420
Capital Lease Obligations	366	271	94	1	—
Operating Lease Obligations	8,056	959	1,531	1,367	4,199
Purchase Order Obligations	1,500	1,500	—	—	—

Total	$106,311	$8,642	$20,023	$9,027	$68,619

(1)	Payments include principal and interest
Potential Litigation Exposure:
          As is more fully described under Part I. Item 3 — Legal Proceedings, our former President and Chief Financial Officer resigned in May 2005 and has initiated legal proceedings against us to recover certain severance amounts to which he alleges he is entitled. The aggregate of his demands, which are the subject of a currently ongoing arbitration proceeding, is approximately $13 million. The Company believes that the claims of the former executive are entirely without merit. While we are confident in the merits of our legal position, we cannot predict the outcome of this action nor the amount the arbitrators will ultimately rule is due to the executive, if anything. A decision by the arbitrators requiring us to pay a significant amount to the executive would have a substantial negative impact on our liquidity and financial position.
          Standard Management agreed to indemnify Capital Assurance and Standard Life for any litigation losses pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance. The Company maintained $1.0 million of litigation liabilities as of December 31, 2005. This liability includes provisions for certain litigation matters brought against Standard Life, based on refined estimates for several ongoing matters and currently available information.
Off-Balance Sheet Arrangements:
          We have guaranteed the market value of the common stock we issued in several of our acquisitions at certain anniversary dates through June 2008. Those guaranteed values are included in the purchase prices of these acquisitions. The guaranteed value related to our 2005 acquisitions was $4.1 million representing 1,250,001 shares at a $3.28 stock price. The guaranteed value related to our 2003 acquisitions was $.1 million representing 16,666 shares at a $7.00 stock price. As of March 1, 2006, our stock price was $.80 per share which equates to a potential deficiency related to our 2003 and 2005 acquisitions of $3.1 million. Should our common stock price continue to be below the guaranteed price on the applicable anniversary dates, we are required to pay the difference to the sellers in cash or in additional shares of common stock at our option. Also included in several of our acquisitions is a contingent performance bonus that we may be required to pay in the event that specific earnings targets over the next one to three years are met.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          The Company’s primary market risk exposure relates to interest rate risk exposure through its borrowings. The Company’s debt obligations at December 31, 2005 include $4.3 million outstanding under our Other Convertible Notes. These notes bear interest at a rate equal to the prime rate plus 2%, with a floor of 7.25%. A 100 basis-point change in the interest rate would increase or decrease pretax interest expense by approximately $43,000 per year. All other material debt has fixed interest rates.
Item 8. Financial Statements and Supplementary Data
          The financial statements and supplementary data required with respect to this Item 8 are listed on page F-1 and included in a separate section of this report and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) as of December 31, 2005 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.
Item 9B. Other Information
          None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The executive officers and directors of Standard Management are as follows:

Name	Age	Position
Ronald D. Hunter	54	Chairman of the Board, Chief Executive Officer, President and Director

Stephen M. Coons	64	Executive Vice President, General Counsel and Director

Michael B. Edwards	36	Chief Financial Officer

Martial R. Knieser, M.D.	63	President, Health Services

Michael B. Berry	40	Senior Vice President, Treasurer and Corporate Development Officer

Mark B.L. Long	43	Executive Vice President of Pharmacy Operations and President, HomeMed Pharmacy

John T. H. Tran	54	President, Rainier

Michael G. Browning	59	Director

Dainforth (“Dan”) B. French, Jr.	39	Director

James H. Steane II	61	Director
Ronald D. Hunter. Mr. Hunter has been our Chairman of the Board and Chief Executive Officer and Director since our formation in June 1989. He served as Chairman of the Board and Chief Executive Officer of our former financial services subsidiary, Standard Life Insurance Company of Indiana, from December 1987 until its sale in June 2005. From June 1989 until 2002, Mr. Hunter also served as our President. In June 2005, he was reappointed President of Standard Management. Mr. Hunter was Chairman and Chief Executive Officer of our International Operations, Standard Management International S.A. from 1993 until its sale in 2002. Previously, Mr. Hunter held several management and sales positions in the life insurance industry with a number of companies. Mr. Hunter has been widely recognized for his vision and leadership qualities, earning him the distinction of being a finalist four times for the Ernst & Young Entrepreneur of the Year award and becoming a winner in 2004 in the financial services category. He has also become well-known as the author of the book, Vision Questing: Turning Dreams into Realities.
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
Michael B. Edwards, CPA. Mr. Edwards has been our Chief Financial Officer since June 2005 and has served in various accounting and reporting roles at the Company over the last three years. Prior to joining Standard Management, Mr. Edwards spent eight years in the audit and advisory practice of the public accounting firm Ernst & Young, LLP. Mr. Edwards received his B.S. degree in Accounting from Indiana University and obtained his CPA designation in 1997.
Martial R. Knieser, M.D. Dr. Knieser has served as President of our Health Services operations since January 2004 and served as a director of Standard Management from 1990 until August 2005. He was Director of Laboratories of Community Hospital, Indianapolis from 1978 to 1991 and was Medical Director of Stat Laboratory Services from 1989 to 1999. Dr. Knieser also served as Medical Director of Standard Life Insurance Company from December

1987 until its sale in June 2005. Dr. Knieser served as Director of Laboratories of St. Vincent Mercy Hospital, Elwood, Indiana until January 2005.
Michael B. Berry. Mr. Berry has served in various capacities with the Company since 2000. He has been our Senior Vice President, Treasurer and Corporate Development Officer, responsible for our Corporate Development activities including mergers, acquisitions, divestitures, as well as the traditional treasury, corporate finance and investor relations, since July 2005. Mr. Berry received his B.S. degree from Purdue University, is a CPA and has 17 years of diversified investment and financial knowledge, which includes national and international acquisition and divestiture experience.
Mark B.L. Long. Mr. Long has been our Executive Vice President of Pharmacy Operations and President of HomeMed Pharmacy since July 2004. In such capacity, Mr. Long leads and directs the operational activities of our pharmacy operations. Mr. Long is a pharmacist and has more than 18 years experience in the pharmaceutical distribution and healthcare industries. Before joining the Company, Mr. Long was the Regional Vice President of Operations for PharMerica, a leading national provider of pharmaceuticals to long-term care and infusion therapy patients. Mr. Long received his degrees in Pharmacy and Business Administration from Temple University and LaSalle University, respectively.
John T. H. Tran. Mr. Tran formed Rainier in 1986 and has served as President of our Rainier subsidiary since its acquisition in June 2005. Mr. Tran is a pharmacist with nearly 30 years of experience in the pharmaceutical industry. Prior to forming Rainier, Mr. Tran served as pharmacy manager for Baxter Travenol Laboratories, Inc. Mr. Tran received his MBA degree from City University (Seattle, Washington) and B.S. degree in Pharmacy from the University of Washington. He is also a member of the Washington State Pharmaceutical Association.
Michael G. Browning. Mr. Browning has been a director since October 2004. He has served as Chairman and President of Browning Investments, Inc. a real estate developer in Indianapolis, Indiana, since 1981. Mr. Browning serves on the board of Cinergy Corp., Indianapolis Indians, Inc. and is a member of the State of Indiana, Public Officer Compensation Commission. Mr. Browning received his B.S. degree from the University of Notre Dame.
Dainforth B. French, Jr. Mr. French has been a director since October 2004. Mr. French has served as President of Leonard Capital Markets, an investment banking firm in Grosse Pointe, Michigan, since October 2004. From 2000 to 2004, he served as Managing Director of Donnelly Penman & Partners, an investment banking firm in Grosse Pointe, Michigan. Mr. French received his B.A. degree from Georgetown University and obtained his M.B.A. degree from the University of Detroit.
James H. Steane II. Mr. Steane has been a director since 2002. In 1999 Mr. Steane retired from Fleet Bank after 29 years in corporate banking, where he held a number of positions, including Senior Vice President and Senior Lending Officer in the Insurance and Mutual Fund Group. Mr. Steane is also the past President of Junior Achievement of Hartford, Connecticut and the American School for the Deaf. Mr. Steane received his MBA degree from Adelphi University.
Board of Directors
          Our Board of Directors currently consists of five directors and is divided into three classes, each of whose members serves a three-year term. Mr. Coons serves as a Class II director until the 2006 annual meeting of shareholders. Messrs. Browning, Hunter and Steane serve as Class III directors until the 2007 annual meeting of shareholders, and Mr. French serves as a Class I director until the 2008 annual meeting of shareholders.
          The rules of the Nasdaq Stock Market require that the boards of directors of companies listed on Nasdaq be comprised of a majority of “independent” directors. The Nasdaq rules set forth a detailed definition of “independence.” Of the five current members of our Board of Directors, three meet the Nasdaq definition of independence (the other two directors being members of management).
          The Company’s Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.
          The Audit Committee reviews the results and scope of the audit and other services provided by our independent public accounting firm and recommends the appointment of an independent registered public accounting firm to the Board of Directors. In addition, the committee also monitors the effectiveness of the audit effort and financial reporting and the adequacy of financial and operating controls. Members of the Audit Committee are Messrs. Steane (Chairman), Browning and French. The Board of Directors has determined that Mr. Steane satisfies the criteria for being an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

          The Compensation Committee approves compensation objectives and policies for all employees and is responsible for developing and making recommendations to the Board of Directors with respect to our executive compensation policies. In addition, the Compensation Committee determines periodically and recommends to the Board of Directors the base cash compensation for our Chief Executive Officer and other executive officers. The committee reports to shareholders on executive compensation items as required by the SEC and are responsible for granting stock options to eligible members of management under, and otherwise administering the 2002 Stock Incentive Plan and the Amended and Restated 1992 Stock Option Plan. Members of the Compensation Committee are Messrs. Browning (Chairman), French and Steane.
          The Corporate Governance and Nominating Committee recommend to the full Board of Directors qualified candidates for election as directors and officers of the Company. In addition, the committee develops and implements policies and procedures to ensure that the Board of Directors is appropriately constituted and organized to meet its fiduciary obligations to the Company and its shareholders. Members of the Corporate Governance and Nominating Committee are Messrs. French (Chairman), Browning and Steane.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
          Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and reporting persons who own more than ten percent (10%) of our common stock (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by the SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and written representations from certain Reporting Persons, we believe that during 2005 our Reporting Persons complied with all filing requirements applicable to them.
Code of Ethics
          We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and the principal accounting officer. A copy of this Code of Business Conduct and Ethics is available without charge upon request from the Chief Financial Officer at Standard Management Corporation, 10689 N. Pennsylvania, Indianapolis, Indiana 46280 or on our website at www.sman.com. If we make any substantive amendments to this Code of Business Conduct and Ethics or grant any waiver from a provision of it, we will disclose the nature of such amendment or waiver on our website at www.sman.com or in a Current Report on Form 8-K.

Item 11. Executive Compensation
          The following table sets forth the annual and certain other components of the compensation for the last three fiscal years earned by Mr. Hunter, Chairman, Chief Executive Officer and President of the Company, and the four most highly compensated executive officers other than Mr. Hunter who were serving as executive officers at the end of 2005 and one former executive officer who was no longer serving as an executive officer at the end of 2005 whose salary and bonus exceeded $100,000 during 2005. Mr. Pheffer resigned as an executive officer during 2005 and he is included in the disclosure on the basis of salary and bonus earned by him during the portion of 2005 prior to resignation.
SUMMARY COMPENSATION TABLE

					LONG TERM
					COMPENSATION
					AWARDS
					Securities	All Other
	Fiscal	ANNUAL COMPENSATION			Underlying	Compensation
Name and Principal Position	Year	Salary	Bonus	Other (1)	Options	(2)

Ronald D. Hunter	2005	$564,780	$—	$33,657	183,000	$53,605
Chairman of the Board, Chief	2004	498,696	49,870	19,220	—	57,695
Executive Officer and President	2003	475,008	148,700	13,020	250,000	63,695

Stephen M. Coons	2005	288,340	—	—	50,000	20,648
Executive Vice President,	2004	229,638	22,964	—	—	19,173
General Counsel and Secretary	2003	224,256	—	—	—	16,819

Martial R. Knieser	2005	351,571	—	30,200	10,000	—
President	2004	204,167	—	277,813	100,000	998
U.S. Health Services	2003	—	—	60,940	—	—

Michael B. Berry	2005	181,940	24,500	—	10,000	5,708
Sr. Vice President, Treasurer &	2004	107,996	12,500	—	7,500	4,320
Corporate Development Officer	2003	88,139	—	—	—	3,596

Mark B. L. Long	2005	205,073	12,500	—	13,000	—
Executive Vice President	2004	75,000	—	—	25,000	—
Pharmacy Operations	2003	—	—	—	—	—

P.B. (“Pete”) Pheffer (3)	2005	210,057	45,806	—	—	2,284
Former President and	2004	364,560	36,456	—	—	25,052
Chief Financial Officer	2003	350,016	135,602	—	125,000	28,052

(1)	Mr. Hunter’s amounts include imputed interest on an interest-free loan made to him in 1997. The balance of the loan at December 31, 2004 and 2005 is $775,500. Dr. Knieser’s amounts include medical consulting fees for Standard Life of $30,200, $57,640, and $60,940 in 2005, 2004 and 2003, respectively, and consulting fees for U.S. Health Services of $220,173 in 2004.

(2)	Amounts reported for 2005 were as follows:

		Key Man	Disability		Total
	401K	Insurance	Insurance	Travel	Other
Name	Contribution	Premiums	Premiums	Allowance	Compensation

Ronald D. Hunter	$8,000	$35,650	$6,955	$3,000	$53,605
Stephen M. Coons	8,000	2,408	2,240	8,000	20,648
Martial R. Knieser	—	—	—	—	—
Michael B. Berry	5,708				5,708
Mark B. L. Long	—	—	—	—	—
P.B. (“Pete”) Pheffer	784	—	—	1,500	2,284

(3)	Mr. Pheffer resigned as an officer effective June 1, 2005.
INDIVIDUAL GRANTS

	Number of	% of Total			Potential Realizable Value
	Securities	Options	Exercise		at Assumed Annual Rates
	Underlying	Granted to	or Base		of Stock Appreciation for
	Options	Employees in	Price	Expiration	Option Term (1)
Name	Granted	Fiscal Year	($/Share)	Date	5%	10%

Ronald D. Hunter	183,000	38.9%	2.05	8/17/2015	$235,930	$597,892
Stephen M. Coons	50,000	10.6%	2.05	8/17/2015	$64,556	$163,598
Martial R. Knieser	10,000	2.1%	2.05	8/17/2015	$12,892	$32,672
Michael B. Berry	10,000	2.1%	2.05	8/17/2015	$12,892	$32,672
Mark B. L. Long	13,000	2.8%	2.05	8/17/2015	$16,760	$42,473

(1)	The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the terms of the options. These numbers do not take into account plan provisions providing for termination of the options following termination of employment of non-transferability.
          No stock options were exercised by Named Executive Officers during 2005. The following table sets forth information with respect to Named Executive Officers concerning unexercised options held as of the end of 2005.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In the Money
	Options at FY-End		Options at FY-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald D. Hunter	922,645	—	$—	$—
Stephen M. Coons	262,760	—	—	—
Martial R. Knieser	121,667	33,333	—	—
Michael B. Berry	19,500	2,500	—	—
Mark B. L. Long	29,667	8,333	—	—

Report on Repricing of Options
          In August 2005, based on the recommendation of the Compensation Committee, the Board approved a stock option exchange for certain of the stock options held at that time by Mr. Hunter in order to improve the possibility of exercise of such options by reducing the option per share exercise price from $6.06 to $2.05 per share. The Committee agreed that by reducing the exercise price of the options, that it would be more of a meaningful performance incentive for Mr. Hunter. The new options vested on grant.
          The following table sets forth the details concerning repricing during 2005.
OPTION REPRICINGS

		Number of	Market			Length of
		Securities	Price			Original
		Underlying	at	Exercise		Option
		Options	Time of	Price		Term
		Repriced	Repricing	at Time	New	Remaining at
		or	or	of	Exercise	Date of Repricing
Name	Date	Amended	Amendment	Repricing	Price	or Amendment

Ronald D. Hunter Chairman, CEO and President	8/17/05	180,000	$2.05	$6.06	$2.05	46 months
          The foregoing report has been furnished by the Compensation Committee.
Michael G. Browning, Chairman
Dainforth B. French, Jr.
James H. Steane II
Compensation of Directors
          Each of our non-employee directors receives a $22,500 annual cash retainer, $2,500 for each committee chaired and $1,000 per Board or committee meeting participated in. Additionally, during 2005 each of our non-employee directors received 25,000 options. All non-employee directors are reimbursed for expenses incurred in connection with their services as directors. Our executive officers who are also directors do not receive compensation for service as a director or for service on committees of the Board of Directors.
Employment Agreements
          We have employment agreements with each of our executive officers. For complete terms of these agreements, we refer you to the appropriate agreement listed in the List of Exhibits in Part IV and incorporated herein by reference.
          These employment agreements terminate as follows:
•	Mr. Hunter’s employment agreement will initially run for a five-year period terminating on January 1, 2008, and it shall automatically renew annually for successive five-year periods on January 1 of each year, unless either party elects not to renew in accordance with the terms of the agreement.

•	The employment agreements for Messrs. Edwards, Berry and Long each terminate on July 1, 2006 and shall renew automatically for one year periods, unless either party elects not to renew in accordance with the terms of the agreement.

•	Messrs. Coons’ and Tran’s employment agreement each terminates on July 1, 2008 and shall renew automatically for one year periods unless either party elects not to renew in accordance with the terms of the agreement.

•	Dr. Knieser’s employment agreement terminates on June 1, 2006 and shall renew automatically for one year periods, unless either party elects not to renew in accordance with the terms of the agreement.
          If Mr. Hunter’s employment is terminated, for a period of two years thereafter, he shall not:
•	Within Indiana, render any services as an agent, independent contractor, consultant or otherwise become employed in the business of selling or providing products or services sold by us or our subsidiaries.

•	Within Indiana, in any manner compete with us or with any of our subsidiaries.

•	Solicit or attempt to convert to other entities providing similar products or services provided by us, and our customers or any of our subsidiaries.
          If Mr. Coons’ employment is terminated, for a period of two years thereafter, he shall not:
•	Sell or attempt to sell, within Indiana, any products marketed by us.

•	Sell or attempt to sell any types of our products that we market to our customers.

•	Within Indiana, own, be employed by, or be connected in any manner with any business similar to our type of business.
          If Dr. Knieser’s employment is terminated, for a period of two years thereafter, he shall not:
•	Engage in any business which of the type so engaged in by U.S. Health Services or any of its subsidiaries, within the geographical area that he has been performing services for U.S. Health Services.
          If Mr. Tran’s employment is terminated, for a period of one year thereafter, he shall not:
•	Directly or indirectly invest in, own or operate or engage in any business that is directly competitive with the business of Rainier in the State of Washington.
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
          Following a termination of Messrs. Edwards, Berry, Long or Tran’s employment with us in the event of a change-in-control, each of Messrs. Edwards, Berry, Long and Tran would be entitled to receive a lump sum payment equal to 12 months’ salary.
          Following a termination of Mr. Coons’ employment with us in the event of a change-in-control, Mr. Coons would be entitled to receive a lump sum payment equal to 2.99 times his average annual compensation payable by us to him for the five preceding calendar years.
          Following a termination of Dr. Knieser’s employment with us in the event of a change-in-control, Dr. Knieser would be entitled to receive a lump sum payment equal to 2.99 times his then-current base salary, plus a severance payment equal to 12 months’ salary.
          We are or may be obligated to pay a bonus to the executive officers as follows:
•	Mr. Hunter receives a bonus equal to 3% of our annual earnings, before interest and taxes.

• Messrs. Edwards, Berry and Long may receive a bonus for his performance at the discretion of the Chairman of the Board and upon approval of the Compensation Committee.

• Mr. Coons receives a bonus equal to 1 1/2% of our annual earnings, before interest and taxes.

• Dr. Knieser receives a bonus equal to 1% of the earnings, before interest and taxes, of U.S. Health Services.

• Mr. Tran’s agreement provides that his bonus shall be determined by the amount that Rainier’s actual EBITDA exceeds target EBITDA, but in no event to exceed $150,000 in any year during the term of the agreement. If Rainier’s target EBITDA exceeds the actual EBITDA, then no bonus shall be paid to Mr. Tran.
Compensation Committee Interlocks and Insider Participation
          During 2005, the Company’s Compensation Committee was comprised of Messrs. Browning, French and Steane. None of the members is an executive officer, employee or former employee of the Company, and no interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters
          The following table sets forth certain information as of March 1, 2006 with respect to ownership of our outstanding common stock by:
•	all persons known to us to own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	Mr. Hunter, our Chief Executive Officer, and each of our four most highly compensated executive officers other than Mr. Hunter for the last fiscal year; and

•	all of our executive officers and directors as a group.

	Number of
Name	Shares Owned (1)	Percent
Ronald D. Hunter (2)	1,994,058	19.91
Michael B. Berry (3)	23,000	*
Michael G. Browning (4)	89,374	*
Stephen M. Coons (5)	382,286	4.10
Dainforth B. French, Jr. (6)	86,400	*
Martial R. Knieser (7)	425,835	4.62
Mark B.L. Long (8)	47,257	*
James H. Steane II (9)	28,500	*
John T. Tran (10)	534,624	5.88
All current directors and executive officers as a group (11) (10 Persons)	3,056,142	29.08

P.B. (Pete) Pheffer (12)	297,500	3.17

Dimensional Fund Advisors, Inc. (13)	458,955	5.05

Henry George Luken, III (14)	565,845	6.22

*	Represents less than one percent.

(1)	The information set forth in this table with respect to our common stock ownership reflects “beneficial ownership” as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. The percentages are based upon 9,095,208 shares outstanding as of March 1, 2006. The percentages for each of those parties who hold options exercisable within 60 days of March 1, 2006 are based upon the sum of 9,095,208 shares plus the number of shares subject to such options held by each such party, as indicated in the following notes.

(2)	Includes 7,445 shares beneficially owned by Mr. Hunter’s spouse/child, as to which Mr. Hunter disclaims beneficial ownership, 52,234 shares held on Mr. Hunter’s behalf pursuant to the Standard Management 401(k) Plan as to which Mr. Hunter has investment power and 762,195 shares owned by the former shareholders of Rainier Home Health Care Pharmacy, Inc. pursuant to a voting trust agreement dated July 21, 2005, as to which Mr. Hunter has voting authority. Also includes 922,645 shares subject to options exercisable within 60 days of March 1, 2006. Mr. Hunter’s address is 10689 North Pennsylvania Street, Indianapolis, Indiana 46280.

(3)	Includes 22,000 shares subject to options exercisable within 60 days of March 1, 2006.

(4)	Includes 5,700 shares held by Mr. Browning’s spouse and 3,200 shares pursuant to which Mr. Browning has shared voting power, in both cases, as to which Mr. Browning disclaims beneficial ownership. Also includes 25,000 shares subject to options exercisable within 60 days of March 1, 2006.

(5)	Includes 119,551 shares held under the Standard Management 401(k) Plan as to which Mr. Coons shares voting power as a result as his service as a trustee under the plan (which share amount includes the shares beneficially held under the plan for Messrs. Hunter and Knieser, as indicated elsewhere). Also includes 228,635 shares subject to options exercisable within 60 days of March 1, 2006.

(6)	Includes 10,000 shares held by Mr. French’s family, as to which Mr. French disclaims beneficial ownership. Also includes 25,000 shares subject to options exercisable within 60 days of March 1, 2006.

(7)	Includes 121,667 shares subject to options exercisable within 60 days of March 1, 2006.

(8)	Includes 29,667 shares subject to options exercisable within 60 days of March 1, 2006.

(9)	Includes 25,500 shares subject to options exercisable within 60 days of March 1, 2006.

(10)	Mr. Tran’s shares were acquired in the Agreement and Plan of Merger between Standard Management and Rainier Home Health Care Pharmacy, Inc. dated July 21, 2005. Also includes 16,667 shares subject to options exercisable within 60 days of March 1, 2006. Mr. Tran’s address is 10689 North Pennsylvania Street, Indianapolis, Indiana 46280.

(11)	Includes a total of 1,415,113 shares subject to options exercisable within 60 days of March 1, 2006 and 119,551 shares held under the Standard Management 401(k) Plan as to which the directors/officers share voting and/or investment power.

(12)	Includes 292,500 shares subject to options exercisable within 60 days of March 1, 2006. Mr. Pheffer resigned as President and Chief Financial Officer of the Company on May 31, 2005.

(13)	Information with respect to Dimensional Fund Advisors, Inc. is based solely on a Schedule 13G filed by this entity with the SEC on February 6, 2006. Standard Management makes no representation as to the accuracy or completeness of the information reported by this entity. Dimensional Fund Advisors’ address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(14)	Information with respect to Henry George Luken, III is based solely on a Schedule 13D filed by Mr. Luken with the SEC on May 14, 2003. Standard Management makes no representation as to the accuracy or completeness of the information reported by Mr. Luken. Mr. Luken’s address is 900 Fairway Lane, Soddy Daisy, Tennessee 37379.

Item 13. Certain Relationships and Related Transactions
          Our Articles of Incorporation and Bylaws provide for indemnification of our officers and directors to the maximum extent permitted under the Indiana Business Corporation Law (“IBCL”). In addition, we have entered into separate indemnification agreements with some of our directors which may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors to the maximum extent permitted under the IBCL.
          In October 1997, we made an interest free loan to Mr. Hunter, Chairman, President and Chief Executive Officer, in the amount of $775,500. The loan is repayable within 10 days of Mr. Hunter’s voluntary termination or resignation as our Chairman and Chief Executive Officer. In the event of a termination of Mr. Hunter’s employment following a change in control, the loan is deemed to be forgiven. As of December 31, 2005, all $775,500 remained outstanding under this loan.
Item 14. Principal Accountant Fees and Services
          The following table sets forth the fees paid to the Company’s independent registered public accounting firm, BDO Seidman, LLP:

	2005	2004
Audit fees	$320,395	$340,000
Audit-related fees	—	—
Tax fees	25,000	2,800
All other fees	—	—
          Audit Fees are fees for professional services rendered by our independent registered public accountants for the audit of our annual financial statements, review of our quarterly financial statements and services related to our 2005 filing of various proxy and registration statements.
          Audit-Related Fees are fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
          Tax Fees are fees for professional services rendered by our independent registered public accountants for tax compliance, tax advice and tax planning. Services performed in this category included the review of our federal income tax returns.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) and (2) The response to this portion of Item 15 is listed on page F-1 of this report.
(a)(3) List of Exhibits:

Exhibit
Number	Description of Document

2.1	Stock and Asset Purchase Agreement dated February 9, 2005, by and between Standard Management and Capital Assurance Corporation (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on February 14, 2005).

3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 1996).

3.1a	Amendment to the Amended and Restated Articles of Incorporation, as amended March 10, 2006.

3.2	Amended and Restated Bylaws as amended (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to Exhibit 3 of Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1994).

4.1	Certificate of Trust of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.2	Trust Agreement of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.3	Form of Amended and Restated Trust Agreement of SMAN Capital Trust I among Standard Management, Bankers Trust Company and Bankers Trust (Delaware) (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.4	Form of Preferred Securities Certificates (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.5	Form of Junior Subordinated Indenture between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.6	Form of Junior Subordinated Debenture (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.7	Form of Preferred Securities Guarantee Agreement between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886)).

4.8	Indenture dated November 30, 2005 by and between Standard Management and U.S. Bank National Association (includes the form of 6% Convertible Note due 2008) (incorporated by reference to the Current Report on Form 8-K (File No. 0-20882) date of report November 30, 2005).

4.9	Supplemental Indenture dated June 7, 2005 by and between Standard Management and Deutsche Bank Trust Company Americas (incorporated by reference to the Current Report on Form 8-K (File No. 0-20882) filed on June 13, 2005).

Exhibit
Number	Description of Document

10.1*	Employment Agreement by and between Standard Management and Ronald D. Hunter, dated and effective January 1, 2004 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2004).

10.2*	Employment Contract by and between Standard Management and Stephen M. Coons dated and effective, as amended, January 1, 2005 (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on August 26, 2005).

10.3*	Indemnification Agreement between Standard Management and Stephen M. Coons and Coons & Saint, dated August 1, 1991 (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993).

10.4*	Standard Management Amended and Restated 1992 Stock Option Plan (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447) as filed with the Commission on September 11, 1997).

10.5	Lease by and between Standard Life and Standard Management, dated June 8, 2005.

10.6	Promissory Note from Ronald D. Hunter to Standard Management in the amount of $775,500 executed October 28, 1997 (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended September 30, 1997).

10.7*	Employment Agreement between Standard Management and P.B. (Pete) Pheffer dated and effective January 1, 2004, (incorporated by reference to Quarterly Report on Form 10-Q (File No. 0-20882) for the quarter ended March 31, 2004).

10.8	Promissory Note for $6.9 million between Standard Management and Republic Bank dated December 28, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).

10.9*	Standard Management Corporation 2002 Stock Incentive Plan (incorporated by reference to Standard Management’s Registration Statement on Form S-8 (Registration No. 333-101359)).

10.10*	Deferred Compensation Plan of Standard Management dated and effective December 31, 2001 (incorporated by reference to Annual Report on Form 10-K (File No. 0-20882) for the year ended December 31, 2001).

10.11*	Employment Agreement by and between Standard Management and Dr. Martial R. Knieser, dated and effective June 1, 2005.

10.12	Securities Purchase Agreement, dated March 21, 2005, between Standard Management and Laurus Master Fund, Ltd., including the form of Secured Convertible Term Note and Warrant (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on March 25, 2005).

10.13	Registration Rights Agreement, dated March 21, 2005, between Standard Management and Laurus Master Fund, Ltd., including the form of Secured Convertible Term Note and Warrant (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on March 25, 2005).

10.14	Agreement and Plan of Merger, dated July 22, 2005, among Standard Management, Rainier Acquisition Corporation, Rainier Home Health Care Pharmacy, Inc., John T.H. Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust u/a/d August 23, 2004, (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on July 27, 2005).

10.15	Agreement and Plan of Merger, dated July 28, 2005, among the Standard Management, Precision Health Care Acquisition Corporation, Precision Healthcare, Inc., Jose A. Trespalacios, as Voting Trustee, Teresa Fox-Morgan, Robert R. Buehler, Krista K. Trespalacios, and Jose A. Trespalacios, in his individual

Exhibit
Number	Description of Document

capacity (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on August 3, 2005).

10.16	Agreement and Plan of Merger, dated July 29, 2005, among Standard Management, Long Term Rx Acquisition Company, Long Term Rx, Inc., The Craig W. Trobaugh Revocable Trust, dated September 7, 2000, The Lorenda K. Trobaugh Revocable Trust, dated September 7, 2000, Craig W. Trobaugh, and Lorenda K. Trobaugh (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on August 3, 2005).

10.17*	Employment Agreement dated August 25, 2005 between Standard Management and Michael B. Edwards (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on August 26, 2005).

10.18*	Amendment to Employment Agreement dated December 29, 2005 between Standard Management and Michael B. Edwards (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on December 30, 2005).

10.19*	Amendment to Employment Agreement dated August 25, 2005 between Standard Management and Ronald D. Hunter (incorporated by reference to Current Report on Form 8-K (File No. 0-20882) filed on August 26, 2005).

10.20*	Employment Agreement dated July 1, 2005 between Standard Management and Michael B. Berry.

10.21*	Employment Agreement dated July 1, 2005 between Standard Management and Mark B. L. Long.

10.22*	Employment Agreement dated July 1, 2005 between Rainier Home Health Care Pharmacy, Inc. and John T. Tran.

21	List of Subsidiaries of Standard Management.

23.1	Consent of BDO Seidman, LLP.

23.2	Consent of Ernst & Young LLP.

24	Powers of Attorney (included on the signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 17, 2006

STANDARD MANAGEMENT CORPORATION

/s/ Ronald D. Hunter

Ronald D. Hunter Director, Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.
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

/s/ Ronald D. Hunter

Ronald D. Hunter	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Michael B. Edwards

Michael B. Edwards	Executive Vice President, and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

/s/ Stephen M. Coons

Stephen M. Coons	Director

/s/ Michael G. Browning

Michael G. Browning	Director

/s/ James H. Steane II

James H. Steane II	Director

/s/ Dainforth B. French, Jr.

Dainforth B. French, Jr.	Director

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS
and
FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS
FINANCIAL STATEMENT SCHEDULES
Year Ended December 31, 2005
STANDARD MANAGEMENT CORPORATION
INDIANAPOLIS, INDIANA

- F1 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
Financial Statement Schedules
The following consolidated financial statement schedule is included in this report and should be read in conjunction with the Audited Consolidated Financial Statements.
     Schedule IV – Reinsurance for the years ended December 31, 2005, 2004 and 2003
Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated Financial Statements or related Notes.

- F2 -

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Standard Management Corporation
Indianapolis, Indiana
          We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the 2005 and 2004 information included in the financial statement schedule. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule information based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for the years then ended, in conformity with the accounting practices generally accepted in the United States of America.
          Also, in our opinion, the related 2005 and 2004 information included in the financial statement schedule presents fairly, in all material respects, that information set forth therein.
          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations and may not have adequate financing to meet all of its near-term operating needs. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO Seidman, LLP
Chicago, Illinois
April 14, 2006

- F3 -

Report of Independent Auditors
Shareholders and Board of Directors of
Standard Management Corporation
          We have audited the accompanying consolidated statements of operations and cash flows of Standard Management Corporation and subsidiaries for the year ended December 31, 2003. Our audit also included the 2003 information included in the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
          We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the Company’s consolidated results of operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the 2003 information included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
          As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 2, 2004

- F4 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,232	$1,121
Accounts receivable, net of allowances of $1,194 and $331, respectively	6,543	1,109
Inventories	3,880	748
Prepaid and other current assets	828	1,009
Assets of discontinued operations	—	1,921,405

Total current assets	13,483	1,925,392

Property and equipment, net	10,950	11,715
Assets held for sale	1,506	738
Deferred financing fees, net	2,009	1,767
Officer and other notes receivable, less current portion	842	912
Investments in unconsolidated subsidiaries	5,160	160
Intangible assets, net	4,305	1,312
Goodwill	11,366	3,725
Other noncurrent assets	1,388	2,024

Total assets	$51,009	$1,947,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,201	$401
Accrued expenses	2,392	2,536
Current portion of long-term debt	2,533	3,597
Liabilities of discontinued operations	1,069	1,829,306

Total current liabilities	8,195	1,835,840

Long-term debt, less current portion	36,776	50,714
Other long-term liabilities	1,095	1,159

Total liabilities	46,066	1,887,713

Shareholders’ equity:
Common stock, no par value, and additional paid in capital, 40,000,000 shares and 20,000,000 shares authorized, 10,712,859 shares and 9,446,191 shares issued in 2005 and 2004, respectively	68,537	64,369
Retained deficit	(55,793)	(1,529)
Treasury stock, at cost, 1,617,651 shares and 1,525,078 shares in 2005 and 2004, respectively	(7,901)	(7,703)
Accumulated other comprehensive income from continuing operations	100	68
Accumulated other comprehensive income from discontinued	—	4,827

Total shareholders’ equity	4,943	60,032

Total liabilities and shareholders’ equity	$51,009	$1,947,745

See accompanying notes to consolidated financial statements.

- F5 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31
	2005	2004	2003
Net revenues	$28,922	$7,120	$2,948
Cost of revenues	20,735	5,822	2,445

Gross profit	8,187	1,298	503

Selling, general and administrative expenses	20,135	13,489	11,199
Depreciation and amortization	2,192	2,152	1,743
Goodwill impairment charges	2,839	963
Loss related to sale of a business	—	964	—

Operating loss	(16,979)	(16,270)	(12,439)

Other income, net	1,078	182	179

Interest expense	4,382	4,524	4,474

Net loss from continuing operations before income tax expense (benefit)	(20,283)	(20,612)	(16,734)
Income tax expense (benefit)	—	—	—

Net loss from continuing operations	(20,283)	(20,612)	(16,734)

Income (loss) from discontinued operations, net of income taxes of $262, $395 and ($627), respectively	(33,981)	9,744	6,263

Net loss	$(54,264)	$(10,868)	$(10,471)

Loss per share — basic and diluted
Loss from continuing operations	$(2.40)	$(2.59)	$(2.08)
Income (loss) from discontinued operations	(4.02)	1.23	0.78

Net loss	$(6.42)	$(1.36)	$(1.30)

Weighted average shares outstanding	8,455,869	7,973,029	8,031,749

See accompanying notes to consolidated financial statements.

- F6 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

		Common stock	Retained		Accumulated other
		and Additional	earnings		comprehensive
	Total	Paid in Capital	(deficit)	Treasury stock	income
Balance at December 31, 2002	87,734	$63,856	$19,810	$(7,671)	$11,739
Comprehensive loss:
Net loss	(10,471)	—	(10,471)	—	—
Other comprehensive loss:
Change in unrealized loss on securities, net taxes of $4,563	(9,037)	—	—	—	(9,037)

Comprehensive loss	(19,508)

Issuance of common stock in business acquisitions and common stock warrants	243	243	—	—	—
Exercise of common stock options	(22)	(22)	—	—	—
Purchase of MCO	4,000	4,000	—	—	—

Balance at December 31, 2003	72,447	68,077	9,339	(7,671)	2,702

Comprehensive loss:
Net loss	(10,868)	—	(10,868)	—	—
Other comprehensive income:
Change in unrealized gain or securities, net taxes of $1,130	2,193	—	—	—	2,193

Comprehensive loss	(8,675)

Purchase of treasury stock	(32)	—	—	(32)	—
Issuance of common stock in business acquisitions	293	293	—	—	—
Exercise of common stock options	(1)	(1)	—	—	—
Sale of MCO	(4,000)	(4,000)	—	—	—

Balance at December 31, 2004	60,032	64,369	(1,529)	(7,703)	4,895

Comprehensive loss:
Net loss	(54,264)	—	(54,264)	—	—
Other comprehensive loss:
Change in unrealized gain on securities, net of taxes of $1,130	(4,795)	—	—	—	(4,795)

Comprehensive loss	(59,059)

Adjustment due to stock price contingency	(84)	(84)	—	—	—
Purchase of treasury stock	(198)	—	—	(198)	—
Issuance of common stock in business acquisitions	4,100	4,100	—	—	—
Exercise of common stock options	(14)	(14)	—	—	—
Issuance of warrants	166	166	—	—	—

Balance at December 31, 2005	$4,943	$68,537	$(55,793)	$(7,901)	$100

See accompanying notes to consolidated financial statements.

- F 7 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2005	2004	2003
OPERATING ACTIVITIES:
Net loss	$(54,264)	$(10,868)	$(10,471)
Net income (loss) from discontinued operations	(33,981)	9,744	6,263

Net loss from continuing operations	(20,283)	(20,612)	(16,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,192	2,152	1,687
Amortization of deferred financing costs and debt discount	452	148	(833)
Provision for bad debts	829	680	16
Loss related to sale of a business	—	964	—
Goodwill impairment charges	2,839	963	—
Change in operating assets and liabilities, net of effect of business acquisitions and dispositions:
Accounts receivable	(3,600)	360	(992)
Inventories	(1,082)	(182)	(155)
Prepaid and other current assets	268	(603)	(69)
Accounts payable	(724)	(594)	905
Accrued expenses	(987)	637	(595)
Other	(470)	(885)	(365)

Net cash used in operating activities of continuing operations	(20,566)	(16,972)	(17,065)

INVESTING ACTIVITIES:
Capital expenditures	(596)	(1,301)	(876)
Proceeds from the sale of Standard Life	47,171	—	—
Cash paid for pharmacy acquisitions, net of cash acquired	(11,088)	(823)	(145)
Cash paid for business sold	—	(800)	—
Change in other noncurrent assets, net	654	(518)	153

Net cash provided by (used in) investing activities of continuing operations	36,141	(3,442)	(868)

FINANCING ACTIVITIES:
Borrowings	4,750	6,050	26,915
Net cash received from discontinued operations	2,459	15,808	6,937
Purchase of common stock for treasury	(198)	4	16
Exercise of common stock options	(14)	(1)	33
Deferred financing costs paid	(385)	(395)	1,079
Repayments of long-term debt	(21,076)	(1,268)	(19,378)

Net cash provided by (used in) financing activities of continuing operations	(14,464)	20,198	15,602

Net cash provided by operating activities of discontinued operations	21,051	70,464	43,853
Net cash provided by (used in) investing activities of discontinued operations	25,438	(1,630)	(280,100)
Net cash provided by (used in) financing activities of discontinued operations	(54,925)	(76,557)	195,676

Net increase (decrease) in cash and cash equivalents of discontinued operations	(8,436)	(7,723)	(40,571)

Total increase (decrease) in cash and cash equivalents	(7,325)	(7,939)	42,902
Net increase (decrease) in cash and cash equivalents of discontinued operations	(8,436)	(7,723)	40,571

Net increase (decrease) in cash and cash equivalents of continuing operations	1,111	(216)	(2,331)

Cash and cash equivalents of continuing operations at beginning of period	1,121	1,337	3,668

Cash and cash equivalents of continuing operations at end of period	$2,232	$1,121	$1,337

See accompanying notes to consolidated financial statements.

- F 8 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Note 1 — Basis of Presentation
          Standard Management Corporation and subsidiaries (the “Company”) distributes pharmaceutical products and services through its pharmacy subsidiaries. As more fully described in Note 3, the Company sold a substantial portion of its Financial Services business and has reflected the business as discontinued operations in the accompanying consolidated financial statements. As a result of the discontinuance, the Company now reports within a single operating segment, which includes all of its previously separately reported corporate services functions. All significant intercompany transactions and balances have been eliminated in consolidation.
          Unlike hospitals, most long-term care facilities (such as skilled nursing or assisted living facilities) do not have on-site pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. In addition to providing pharmaceuticals, institutional pharmacies provide consulting services, which include monitoring the control, distribution and administration of drugs within the long-term care facility and assisting in compliance with applicable regulations.
          Our institutional pharmacies are the primary focus of our business. We operate our pharmacies as regional hubs servicing a geographic subsection of the country. Our regional facilities are supported by smaller pharmacies that extend the reach of the pharmacy’s products and services. We currently operate pharmacies in the Pacific Northwest, Tennessee and Indiana, and are seeking to acquire existing pharmacies to serve as regional pharmacies in the Midwest, Southwest and in Southern California.
          Each of our regional pharmacies employs a sales and business development staff whose primary responsibilities are to maintain good working relationships with its existing client base and to secure new long-term care, assisted living or other institutional clients. In addition, the regional hubs maintain their own consulting pharmacists on staff who work closely in a clinical setting with the facilities to provide continuing in-service education and to answer the questions of staff members and patients on a regular basis. We believe the high quality of our services and our responsiveness and flexibility to facility and patient needs help us to develop long-term customer loyalty and to attract new clients.
          We have reclassified certain amounts from the prior periods to conform to the 2005 presentation and to reflect our discontinued operations separately from our continuing operations. These reclassifications have no effect on net loss or shareholders’ equity.
Note 2 – Summary of Significant Accounting Policies
Revenue Recognition / Contractual Allowances
          Revenues are recognized at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligations to the customer. The Company receives payments through reimbursement from private third-party insurers, long-term care facilities, Medicaid and Medicare programs and directly from individual residents (private pay).
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

- F 9 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Concentration of Credit Risk
          Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing cash and cash equivalents and accounts receivable.
          The Company is exposed to credit risk in the event of default by the financial institutions or issuers of cash and cash equivalents to the extent recorded on the balance sheet. At any given point in time, the Company has cash on deposit with financial institutions, and cash invested in high quality short-term money market funds and U.S. government-backed repurchase agreements, generally having original maturities of three months or less, in order to minimize its credit risk.
          The Company establishes allowances for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews this allowance on an ongoing basis for appropriateness, and such losses have been within management’s expectations. For the year ended December 31, 2005, no single customer accounted for 10% or more of revenues. The Company generally does not require collateral.

- F 10 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 — Summary of Significant Accounting Policies (continued)
          Approximately one-third of our pharmacy services billings are directly reimbursed by government-sponsored programs. These programs include state Medicaid and the Federal Medicare programs. The remainder of our billings are paid or reimbursed by individual residents or their responsible parties (private pay), long-term care facilities and other third-party payors, including private insurers. A portion of these revenues also is indirectly dependent on government programs. The table below represents the Company’s approximate payor mix as of December 31, 2005:

Private pay and long-term care facilities (a)	48%
Federal and state programs (b)	36%
Other private sources	16%

Total	100%

(a)	Includes payments from skilled nursing facilities on behalf of their Federal Medicare program-eligible residents (Medicare Part A) and for other services and supplies, as well as payments from third-party insurers and private pay.

(b)	Includes direct billing for medical supplies.
Inventories and Cost of Revenues
          Inventories, consisting of pharmaceuticals, medical supplies and equipment, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out method.
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
          Recorded obsolescence allowances are not significant since the Company writes off all expired inventories and the Company has the ability to return a majority of its inventory before expiration.
          Cost of revenue include the net product costs of pharmaceuticals sold and direct charges attributable to providing revenue-generating services.
Property and Equipment and Intangible Assets
          Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives or lease terms which range from three to ten years for equipment and leasehold improvements and 40 years for our headquarters building which represents our most significant asset in this category. Intangible assets are all amortized over their estimated useful lives of seven years for customer lists, seven years for trademarks and three years for non-compete agreements.
          Long-lived assets or groups of assets are tested for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability and determine whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the discounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value (generally determined by a discounted cash flows model or independent appraisals).

- F 11 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 — Summary of Significant Accounting Policies (continued)
Assets Held For Sale
          Assets held for sale represent investment properties and improvements carried at the lower of cost or fair value.
Deferred Financing Costs
          Financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt.
Investments in Unconsolidated Subsidiaries
          Investments in unconsolidated subsidiaries primarily represents the $5 million of 7% cumulative exchangeable preferred stock the Company was issued by the buyer of our Financial Services business as partial consideration in that sale. (See Note 3 below.)
Other Noncurrent Assets
          Other noncurrent assets primarily represent fixed maturity securities and equity investments in support of insurance policy liabilities the Company continues to retain after the sale of its Financial Services operations. Gross unrealized gains and losses are not material. Changes in the fair value of these available for sale securities, other than impairments deemed to be other than temporary, are reported as other comprehensive income (loss). The fixed maturity securities mature in 2008.
Other Long-Term Liabilities
          Other long-term liabilities primarily represent insurance policy liabilities the Company retained after the sale of its financial services business.
Legal fees
          Upon identification of litigation matters against the Company that are likely to result in significant defense costs, the Company, based on discussions with internal and external counsels, estimates and provides for the expected defense costs.
Income Taxes
          Income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for estimated tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period in which the change is enacted. A valuation reserve is recognized based on the evidence available, if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.
          We file a consolidated return for federal income tax purposes.
Net Loss Per Common Share
          Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. However, due to net losses in each of the periods presented, the Company has no dilutive stock options, warrants or convertible securities. Common stock

- F 12 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 — Summary of Significant Accounting Policies (continued)
equivalents outstanding as of December 31, 2005 and 2004 were convertible or exercisable into 5,897,793 and 3,662,339 shares, respectively.
Stock Option Plans
          Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosures”, allows companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options at intrinsic value and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. The Company has elected to continue its practice of recognizing compensation expense using the intrinsic value based method of accounting and to provide the required pro forma information through 2005. The compensation cost based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, would result in pro forma net loss and pro forma loss per share of the following for the year ended December 31 (dollars in thousands, except per share amounts):

	2005	2004	2003
Reported net loss from continuing operations	$(20,283)	$(20,612)	$(16,734)
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	919	165	332

Pro forma net loss from continuing operations	(21,202)	$(20,777)	$(17,066)

Loss per share from continuing operations:
Basic and diluted — as reported	$(2.40)	$(2.59)	$(2.08)
Basic and diluted — pro forma	$(2.51)	$(2.61)	$(2.12)
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rates	4.1%	3.1%	3.1%
Volatility factors	0.44	0.44	0.52
Weighted average expected life	5 years	5 years	6 years
Dividend yield	0.0%	0.0%	0.0%
          During the third quarter of 2005, the Company repriced the stated exercise price on certain options from $6.063 to $2.05, which was the market price on the date of adjustment. Pursuant to current accounting provisions, this repricing constitutes a new stock option grant and requires variable plan accounting for the related options. As these stock options had no instrinsic value at the repricing date or at December 31, 2005, no compensation expense was recorded for 2005. However, the Company will be making future adjustments through its statement of operations related to these options for the increase or decrease in the fair value of these options from one period end date to another.

- F 13 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 2 — Summary of Significant Accounting Policies (continued)
          In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of SFAS 123R, pro forma disclosure is no longer an alternative. SFAS 123R became effective for the Company on January 1, 2006. The Company has not determined the impact of SFAS 123R in 2006 as it will depend on whether additional options are granted; however, the pro forma adjustments in the preceding table represents a historical view of the potential negative impact for stock-based employee compensation expense given the Company’s current stock-based compensation programs.
Use of Estimates
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
Fair Value of Financial Instruments
          The carrying value of all financial instruments such as accounts and notes receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. (See Note 5 for estimates of fair value of the Company’s debt instruments).
Note 3 – Discontinued Operations – Financial Services
          Discontinued Operations — Financial Services consisted of revenues earned and expenses incurred from the Company’s insurance operations, principally conducted by its former subsidiary Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, Dixie National Life Insurance Company (“Dixie Life”). The primary insurance products included deferred annuities, single premium immediate annuities and equity-indexed annuities. The profitability of this segment was primarily a function of net investment spread (the difference between the investment income earned on the Company’s investments less the interest the Company credits to its policyholders), persistency of the Company’s in force business, mortality experience and management of the Company’s operating expenses.
          As previously disclosed, the board and management of the Company considered a variety of strategic alternatives to provide the Company with adequate financing to pursue its growth strategies for the Pharmacy business it embarked on in 2002 and to maximize long-term shareholder value. After considering various options, management, in early 2005, committed to the sale of Standard Life, including Dixie Life.
          On June 9, 2005, the Company completed the sale of all outstanding capital stock of Standard Life, and $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of the Company, to Capital Assurance Corporation (“Capital Assurance”). The sale was completed pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance (the “Agreement”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of Capital Assurance and the assumption by Capital Assurance of approximately $22.3 million of indebtedness of the Company. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in net cash proceeds to Standard Management of $47.2 million. The sale price is subject to post closing adjustment to reflect actual versus estimated results of Standard Life through the closing date. The Company currently has a purchase price adjustment dispute with Capital Assurance whereby the Company estimates the amount due to Capital Assurance of $43,000 (which the Company paid in 2005) and they estimate the amount due of $0.7 million.

- F 14 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 3 — Discontinued Operations — Financial Services (continued)
Standard Management agreed to indemnify Capital Assurance and Standard Life for any losses arising from breaches of any representation, warranty or covenant of Standard Management made in the Agreement subject to the applicable survival periods, if such losses exceed $500,000 in the aggregate. If such indemnification threshold is exceeded, Standard Management would be responsible for paying $250,000 plus the amount of such loss in excess of $500,000, up to a maximum amount equal to the purchase price for losses related to the breach of certain representations and warranties, and up to a maximum amount equal to 50% of the purchase price for breaches of certain other specified representations and warranties. In addition, Standard Management agreed to indemnify Capital Assurance for all pending litigation of Standard Life without respect to the indemnification threshold.
          The Company maintains $1.1 million of liabilities as of December 31, 2005 as its current estimate of a) litigation and other indemnification exposures related to its sale of Standard Life and b) trailing severance and sale transaction costs.
          Related to the sale of Standard Life, the Company estimates that, for federal income tax purposes, the Company will recognize a capital loss on the sale of approximately $22 million, equal to the difference between its adjusted tax basis in Standard Life and the amount realized from the sale. The Company may realize a tax benefit in future periods from this capital loss provided that it recognizes capital gains within five years. However, as it is currently more likely than not that these benefits will not be realized, we have fully offset any potential benefit with a valuation allowance as of December 31, 2005.
          The Company used a portion of the $47.2 million of cash proceeds to a) pay off $17.7 million of bank debt, including prepayment penalties, b) pay $1.0 million related to obtaining a consent from the holders of the trust preferred securities described in Note 5 to effectively allow the Company to complete the sale of Standard Life and c) pay $3.5 million of professional fees (investment bankers, attorneys and accountants) and miscellaneous other costs related to the sale (printing and mailing of proxy materials and severance payments). The remaining cash proceeds were added to general working capital and have been used for general corporate purposes and pharmacy acquisitions.
          In addition, Standard Life, after the sale, continues to lease space from the Company at its corporate headquarters for three years for $480,000 per year through June 2008. The Company also anticipates receiving $350,000 of annual dividends under the $5 million of newly issued 7% cumulative exchangeable preferred stock it received as partial consideration in the sale of Standard Life. All such amounts earned through December 31, 2005 have been collected by the Company.

- F 15 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 3 — Discontinued Operations — Financial Services (continued)
          The following tables summarize the financial position and operating results of the discontinued operations as of and for the periods ended on the dates indicated:
Standard Life
Condensed Consolidated Balance Sheets
(unaudited, dollars in thousands)

	December 31	December 31
	2005	2004
Assets:
Total investments	$—	$1,686,396
Deferred policy acquisition costs and present value of future profits	—	174,172
Other assets	—	60,837

Assets of discontinued operations	$—	$1,921,405

Liabilities:
Insurance policy liabilities	$—	$1,824,736
Accounts payable and accrued expenses	1,069	4,570

Liabilities of discontinued operations	$1,069	$1,829,306

Standard Life
Condensed Consolidated Statements of Operations
(unaudited, dollars in thousands)

	For the Year Ended
	December
	2005	2004	2003
Revenues	$40,796	$111,586	$64,898
Benefits, claims, interest credited and amortization	33,307	91,789	(63,210)
Operating and other expenses	4,652	9,658	5,202
Impairment charge and loss on sale	36,606	—	—
Income tax expense (benefit)	212	395	(627)

Income (loss) from discontinued operations	$(33,981)	$9,744	$6,263

- F 16 -

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 4 – Pharmacy Business Acquisitions
     Effective September 16, 2005, the Company acquired certain assets of Holland Health Services, Inc. (“Holland”), a Washington retail pharmacy. The purchase price was $300,000 in cash.
     Effective July 29, 2005, the Company acquired Long Term Rx, Inc. (“Long Term Rx”), a New Castle, Indiana direct provider of pharmaceutical products to long-term care facilities. The purchase price was $2.2 million consisting of a combination of cash and the Company’s common stock including a post closing purchase price adjustment related to minimum working capital requirements.
     Effective July 28, 2005, the Company acquired Precision Healthcare, Inc. (“Precision”), a Nashville, Tennessee provider of infusion therapy to chronically ill patients and a wholesale pharmaceutical provider to physician practices and other end users. The purchase price was $2.7 million consisting of a combination of cash and the Company’s common stock including a post closing purchase price adjustment related to minimum working capital requirements. In addition, included in the agreement is a contingent performance bonus based on specific earnings targets for 2005 which were not met. No contingent performance bonus is expected to be paid.
     Effective July 21, 2005, the Company acquired Rainier Home Health Care Pharmacy, Inc. (“Rainier”), a Seattle, Washington provider of pharmaceuticals and medical supplies to long-term care facilities. The original purchase price was $12 million consisting of a combination of cash, the Company’s common stock and a subordinated seller note and our estimate of post closing purchase price adjustments related to minimum working capital requirements. Also included in the agreement is a contingent performance bonus based on specific earnings targets over each of the next three years; however, the 2005 target was not met.
     Effective May 13, 2004, the Company acquired the business assets of RoyalMed, LLC (“RoyalMed”) for 50,000 shares of the Company’s common stock.
     Effective February 6, 2004, the Company’s subsidiary, Apothecary Solutions Corporation (“Apothecary Solutions”), acquired certain assets of Alliance Center, Inc. Apothecary Solutions is an institutional pharmacy. The purchase price was $3.7 million and was paid in the form of cash of $0.8 million and the assumption of $2.9 million of debt and a seller note.
     During 2003, the Company acquired the business assets of MyDoc.com for $645,000 paid in the form of cash of $145,000 and a seller note of $500,000. Additionally, in 2003, the Company acquired the stock of Medical Care & Outcomes, LLC (“MCO”) with $4 million of the Company’s common stock. The Company later sold MCO back to the original owners (other than a 5% interest valued at $160,000) in April 2004. The Company recognized a loss on the sale and related severance costs for a prior owner/employee of $964,000. This divestiture resulted in the return of the Company’s common stock and therefore a direct decrease to equity in April 2004 of $4 million.
     The original aggregate purchase price of the 2005 acquisitions described above was $17.2 million, representing $11.6 million in cash paid at closing (largely funded with cash on hand), 1,250,001 shares of the Company’s common stock valued at $4.1 million, and $1.5 million in a seller note. The aggregate purchase price of the 2004 acquisitions described above was $4.0 million, representing $0.8 million in cash paid at closing, 50,000 shares of the Company’s common stock valued at $0.3 million, and $2.9 million of assumed debt and a seller note. Additional upward purchase price adjustments may be paid out as contingent consideration for certain acquisitions if certain growth in earnings targets is reached. The Company has guaranteed the market value of $3.28 per share of the common stock issued in these 2005 acquisitions and $7.00 per share for the RoyalMed acquisition at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. Should the Company’s common stock price be below the guaranteed price on the applicable anniversary dates, the Company would have to pay the difference to the sellers in cash or in additional shares of common stock at that date. Based on the Company’s common stock price on the first anniversary date, the Company paid an additional $84,000 to the sellers of RoyalMed and made a corresponding adjustment of its additional paid in capital. In addition to the above, an aggregate of $0.8 million of 2005 acquisition costs are reflected as additional purchase price.

-F 17-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 4 – Pharmacy Business Acquisitions
     The aggregate purchase price of the 2005 and 2004 acquisitions was allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values at the date of acquisition. This original preliminary allocation was subject to adjustment primarily as a result of the pending conclusion of valuation analyses regarding identifiable intangible assets (which include customer lists, trademarks and non-competition provisions) and the ultimate settlement of acquired accounts receivable.
     Most of these adjustments were made during 2004 and 2005, and any additional adjustments for the 2005 acquisitions will be made before the respective acquisition’s first annual anniversary in 2006. The allocations as of December 31, 2005 are as follows (dollars in thousands):

	2005	2004
	Acquisitions	Acquisitions
Cash	$1,330	$333
Accounts receivable	2,740	1,329
Inventories	2,050	227
Other current assets	87	222
Property and equipment	703	339
Intangible assets	3,670	523
Goodwill	10,472	1,256
Accounts payable and accrued expenses	(2,956)	(234)

Total purchase price	$18,096	$3,995

     If the Apothecary Solutions, RoyalMed, Rainier, Precision, Long Term Rx, and Holland Health Service, Inc. acquisitions and MCO divestiture been consummated on January 1, of the presented year, pro forma results of operations for the years ended December 31, 2005 and 2004 would have been as follows (dollars in thousands, except per share amounts):

	2005	2004
Net revenues	$50,728	$41,815
Gross profits	14,869	12,803
Operating loss	(11,724)	(14,200)
Net loss from continuing operations	(21,190)	(19,424)

Net loss per share from continuing operations	$(2.31)	$(2.11)
Weighted average shares outstanding	9,111,874	9,223,050
     The pro forma operating results include each acquiree’s pre-acquisition result of operations for the indicated periods with adjustments primarily to reflect amortization of intangible assets, reduced interest income resulting from not having acquisition cash available for short-term investing and increased shares of stock resulting from the issuance of common shares as part of the aggregate purchase price paid. The pro forma information does not purport to be indicative of the results that actually would have been obtained if the transactions had occurred at an earlier date and is not intended to be a projection of future results or trends.

-F 18-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5 — Indebtedness
     Our long-term debt was as follows (dollars in thousands):

	Interest	December 31	December 31
	Rate(1)	2005	2004

Mortgages payable	6.72%	$5,905	$6,607
Senior secured credit facility	—	—	18,500
Promissory notes	5.88%	2,355	1,883
6% convertible notes	6.00%	2,750	2,750
7% convertible notes	7.00%	3,300	3,300
Other convertible notes	9.25%	4,275	—
Subordinated debentures	10.25%	20,700	20,700
Capital lease obligations		287	571

Total indebtedness		39,572	54,311
Less debt discount on other convertible notes		263	—
Less current portion		2,533	3,597

Total long-term debt, less current portion		$36,776	$50,714

(1)	Current weighted average rate at December 31, 2005.
     Mortgages payable balance primarily represents a promissory note in the amount of $5.7 million due June 30, 2008, secured by the Company’s corporate headquarters. The note bears interest at 6.75% per annum and is payable in equal monthly installments of $51,728, with a final payment of $5.1 million in June 2008. The note may be prepaid in whole or in part, at a redemption price equal to 102% of the principal amount (plus accrued interest) declining to 101% in 2007 with no penalty in the final year. A $500,000 prepayment of principal on the note was made in March 2005 related to the sale of Standard Life.
     The senior secured credit facility included a revolving loan and a term loan and was terminated and fully repaid upon the sale of Standard Life. Borrowing under the facility carried interest rates ranging from 5.2% to 6.6% per annum during 2004 and 2005.
     As of December 31, 2005 the Company has five unsecured promissory notes totaling $2.4 million primarily related to the acquisitions of various healthcare companies. Principal payments in 2006 through 2008 are $.5 million, $.3 million and $1.6 million, respectively.
     On February 10, 2004, the Company issued $3.3 million of 7% unsecured convertible notes due in full in 2009. The notes are convertible into shares of the Company’s common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions.
     On November 30, 2004, the Company issued $2.75 million of 6% mandatory unsecured convertible notes due 2008. The notes are convertible into shares of the Company’s common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions.
     On March 21, 2005, the Company issued $4.75 million of other convertible notes. Principal payments are due in monthly installments beginning October 1, 2005 through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of the Company’s common stock increase above certain levels. Also, the Company may pay interest and principal in shares of its common stock instead of cash under certain circumstances. All principal and interest to date have been paid in cash. These notes are convertible into shares of the Company’s common stock at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with the 7% and 6% convertible notes, because the Company’s common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of common stock at an exercise price of $3.90 per share. This warrant was valued at $351,000 and resulted in a discount on the issuance of the convertible debt which is being amortized into interest

-F 19-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5 – Indebtedness (continued)
expense over the term of the notes. The warrant expires, if unexercised, in March 2010. This warrant carries registration rights whereby the Company was obligated to register the shares underlying the warrant and to keep such registration effective for a certain period of time or pay certain damages to the holder. Due to these potential damages, although none have been incurred to date, the warrant is classified as an other long term liability and is adjusted to its current estimated value on each balance sheet date. Changes in estimated value from issuance to December 31, 2005 resulted in $271,000 of income for that period.
     Additional warrants were issued to advisors in the above transaction that allows the holders to purchase 50,000 shares and 30,619 shares of our common stock at an exercise price of $3.28 and $3.90 per share, respectively. These warrants are classified as permanent equity, were valued at $62,000 and resulted in additional deferred financing costs on the issuance of the convertible debt which is being amortized into interest expense over the term of the notes.
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
     The preferred securities may be redeemed at any time on or after August 9, 2006, at a redemption price of $10 plus accumulated and unpaid distributions. If the Trust redeems the preferred securities or is liquidated and the debentures are not redeemed, debentures will be distributed to the holders of the preferred securities rather than cash. Standard Management guarantees the payments on these securities to the extent that the Trust has available funds. The Trust’s preferred securities are traded on the NASDAQ National Market under the symbol “SMANP”. See Note 16 for additional information regarding these securities.
     Interest paid for the year ended December 31, 2005, 2004 and 2003 was $3.9 million, $4.4 million, and $4.4 million, respectively.
     The fair values of debt instruments shown below are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrower with similar credit ratings at December 31 (dollars in thousands).

	2005		2004
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Mortgages payable	$6,615	$5,905	$6,987	$6,607
Senior secured credit facility	—	—	18,048	18,500
Promissory notes	1,946	2,355	1,864	1,883
6% convertible notes	2,750	2,750	2,750	2,750
7% convertible notes	3,002	3,300	3,110	3,300
Other convertible notes	3,962	4,275	—	—
Subordinated debentures	12,213	20,700	18,630	20,700
Capital lease obligations	239	287	456	571

Total indebtedness	$30,727	$39,572	$51,845	$54,311

-F 20-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 6 – Accounts Receivable Allowance
     Our accounts receivable allowance was as follows for the years ended December 31 (dollars in thousands):

	2005	2004	2003
Beginning balance	$331	$26	$—
Additions charged to cost and expenses	829	680	16
Acquisitions	445	153	—
Write-offs, net of recoveries	(411)	(528)	10

Ending balance	$1,194	$331	$26

Note 7 – Income Taxes
     The components of the Company’s income tax expense or benefit applicable to pre-tax losses from continuing operations were zero for the years ended December 31, 2005, 2004 and 2003 due to taxable losses in each such year and a 100% valuation allowance against all resulting net deferred income tax assets.
     A $21.3 million valuation allowance has been provided on the Company’s total net deferred income tax assets as of December 31, 2005. The Company reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. If or when the Company becomes profitable, management may determine that all or a portion of this valuation allowance is not required and, if so, the Company will record benefits, which could be substantial, in the period such determinations are made.
     As of December 31, 2005, the Company had consolidated net capital loss carryforwards of approximately $22.0 million which expire in 2010 and consolidated net operating loss carryforwards of approximately $40.9 million for tax return purposes, which expire from 2009 to 2020.
     The effective income tax rate on pre-tax income (loss) from continuing operations differs from the statutory corporate federal income tax rate as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Federal income tax expense at statutory rate (34%)	$(6,896)	$(7,008)	$(5,690)
Increase in valuation allowance	6,896	7,008	5,690

Federal income tax expense (benefit)	$—	$—	$—

Effective tax rate	0%	0%	0%

-F 21-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 7 — Income Taxes (continued)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes and tax loss carryforwards. Temporary differences included in our deferred income tax assets (liabilities) are as follows at December 31 (in thousands):

	2005	2004
Deferred income tax assets:
Net operating loss (“NOL”) carryforwards	$13,872	$6,942
Capital loss carryforwards	7,480	—
Other, net	140	103

Gross deferred income tax assets	21,492	7,045
Valuation allowance for deferred income tax assets	21,365	6,903

Deferred income tax assets, net of valuation allowance	127	142
Deferred income tax liabilities:
Unrealized gain on securities available for sale	(34)	(23)
Other	(93)	(119)

Total deferred income tax liabilities	(127)	(142)

Net deferred income tax asset	$—	$—

-F 22-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 8 – Shareholders’ Equity
Warrants
     Historically, the Company has issued warrants to purchase common stock (a) as a component of the purchase price of pharmacy acquisitions, (b) in connection with the issuance of convertible debt, (c) as an inducement to its independent agents for annuity sales, and (d) for equity and capital marketing related services. During 2005 and 2004, the Company had 376,500 warrants and 157,750 warrants, respectively, expire unexercised. In addition, during 2005, the Company issued (a) 125,000 warrants recorded as a charge of $105,000, (b) 532,511 warrants recorded as debt discount of $351,000, and (c) 80,619 warrants recorded as deferred financing fees of $62,000. The fair value of each warrant granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the aforementioned grants: dividend yield 0.0%, expected volatility of 3.45, risk-free interest rate of 3.54%, and expected life of 4.0 years.
The following table represents outstanding warrants to purchase common stock as of December 31:

		Exercise	Warrants Outstanding
Issue Date	Expiration Date	Price	2005	2004	2003
March 2005	March 2010	$3.28	175,000	—	—
March 2005	March 2010	3.90	563,130	—	—
October 2002	October 2007	4.92	10,000	10,000	10,000
June 2002	June 2005	7.61	—	89,500	89,500
January 2002	January 2005	6.02	—	287,000	287,000
January 2001	January 2004	3.00	—	—	157,750

			748,130	386,500	544,250

Changes in Shares of Common Stock and Treasury Stock
     The following table represents changes in the number of common and treasury shares as of December 31:

	2005	2004	2003
Common Stock:
Balance, beginning of year	9,446,191	9,629,274	9,369,859
Issuance for business acquisitions, other than MCO	1,266,668	16,667	45,000
MCO acquisition (recision)	—	(200,000)	200,000
Stock option and warrant exercises	—	250	14,415

Balance, end of year	10,712,859	9,446,191	9,629,274

Treasury Stock:
Balance, beginning of year	(1,525,078)	(1,515,078)	(1,515,078)
Treasury stock acquired	(92,573)	(10,000)	—

Balance, end of year	(1,617,651)	(1,525,078)	(1,515,078)

     At December 31, 2005, the Company was authorized to purchase an additional 507,427 shares under the Company’s treasury stock repurchase program.
Unrealized Gain on Securities
     Accumulated other comprehensive income represents unrealized gains on securities available for sale which substantially related to the now-sold financial services business. The remaining unrealized gain relates to securities held to support insurance policies the Company continues to carry after the sale of Standard Life.

-F 23-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 9 – Stock Option Plans
     Effective June 12, 2002, the Company adopted the 2002 Stock Incentive Plan (the “Plan”) which authorized the granting of options to employees, directors and consultants of the Company to purchase up to 990,000 shares of its common stock at a price not less than its market value on the date the option is granted. The number of shares of stock available for issuance pursuant to the Plan is automatically increased on the first trading day of each calendar year beginning January 1, 2004, by an amount equal to 3% of the shares of stock outstanding on the trading day immediately preceding January 1. As of December 31, 2005, there were 794,702 shares of common stock available for grant under the Plan. Additionally, as of January 1, 2006, the Plan’s available shares increased by an additional 273,356 shares. Options may not be granted under the Plan on a date that is more than ten years from the date of its adoption. The options may become exercisable immediately or over a period of time. Any shares subject to an option that for any reason expires or is terminated unexercised may again be subject to an option under the Plan. The Plan also permits granting of stock appreciation rights and restricted stock awards. In addition to the Plan, the 1992 Stock Option Plan has 1,325,180 options outstanding. No additional shares remain available for future issuance under the 1992 Stock Option Plan.
     A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	2,490,125	$5.28	2,804,054	$5.58	2,409,869	$6.00
Exercised	(21,300)	3.34	(8,000)	3.25	(6,225)	3.36
Granted	471,000	2.09	203,000	3.72	580,000	3.97
Expired or forfeited	(717,645)	4.84	(508,929)	6.39	(179,590)	5.56

Options outstanding, end of year	2,222,180	$4.44	2,490,125	$5.28	2,804,054	$5.58

Options exercisable, end of year	2,093,013	$4.54	2,182,125	$5.54	2,450,722	$5.80

Weighted-average fair value of options granted during the year	$0.92		$1.58		$1.39

     Information with respect to stock options outstanding at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractural	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$2.05-3.20	916,000	7.74	$2.42	839,333	$2.44
3.21-6.25	638,650	3.89	4.89	586,150	4.99
6.25-7.61	667,530	1.33	6.80	667,530	6.80

	2,222,180			2,093,013

-F 24-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 10 – Long Lived Assets
     A summary of property and equipment for the years ended December 31 is as follows (in thousands):

	2005	2004
Land	$582	$1,146
Building and improvements	10,266	10,042
Furniture and fixtures	1,672	1,529
Computer equipment and software	1,375	1,327
Machinery and equipment	1,381	659

Property and equipment, gross	15,276	14,703
Accumulated depreciation	(4,326)	2,988

Property and equipment, net	$10,950	$11,715

     The activity related to goodwill is summarized as follows for December 31 (in thousands):

	2005	2004
Balance, beginning of year	$3,725	$6,028
Goodwill acquired	10,480	2,263
Goodwill disposed	—	(3,603)
Goodwill impairment	(2,839)	(963)

Balance, end of year	$11,366	$3,725

     The Company completes an assessment of goodwill at least annually. The Company currently has four reporting units representing pharmacies in each of its regional hubs which service a unique geographical subsection of the United States. The goodwill impairment test compares the fair value of a reporting unit with its carrying value. The Company relied on the merger and acquisition method and the discounted future benefits method to calculate fair value using an outside appraisal. Finally, the Company compared the implied goodwill from the calculated fair value of the reporting unit with the carrying amount of goodwill for the reporting unit. As a result of the Company’s impairment test, the Company recorded impairment charges of approximately $2.8 million and $1 million for one of its reporting units in 2005 and 2004, respectively.
     Intangible assets consist of the following as of December 31 (in thousands):

	2005	2004
Customer lists	$4,381	$1,401
Trademarks	220	—
Non-compete agreements	980	500
Accumulated amortization	(1,276)	(589)

Intangible assets, net	$4,305	$1,312

     Amortization expense was $687,000, $388,000 and $201,000, in 2005, 2004, and 2003, respectively, and is expected to be $964,000, $809,000, $727,000, $568,000 and $512,000 for the next five years.
Note 11 – Related Party Transactions
     In 1997, the Company made an interest-free loan to one of our officers. The principal balance of the loan was $775,500 at December 31, 2005 and 2004. Repayment is due within 10 days of voluntary termination or resignation as an officer. In the event of a termination of the officer’s employment following a change in control, the loan is deemed to be forgiven.

-F 25-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 12 – Commitments and Contingencies
Lease Commitments
     The Company rents office and storage space under noncancellable operating leases and incurred rent expense for operating leases of $.5 million, $.6 million, and $.7 million in 2005, 2004 and 2003, respectively.
     Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 2005, are as follows (in thousands):

2006	$959
2007	838
2008	693
2009	695
2010	672
Beyond 2010	4,199

Total minimum lease payments	$8,056

Employment Agreements
     Certain officers are employed pursuant to executive employment agreements that create certain liabilities in the event of the termination of the covered executives following a change in control of Standard Management. The commitment under these agreements is approximately three to five times their current annual salaries plus bonuses and would aggregate to $4.8 million as of December 31, 2005. Additionally, following termination due to a change in control, certain executives are entitled to receive a lump sum payment equal to all unexercised stock options granted multiplied by the highest per share fair market value during the six month period ending on the date of termination. There were unexercised options outstanding to these executives to buy 1,340,405 shares at December 31, 2005 with a payment value of $3.2 million.
Note 13 – Litigation
     The Company is involved in various legal proceedings in the normal course of business. In most cases, such proceedings involve claims under insurance policies or other contracts of Standard Life, for which the Company remains liable. Except for the matter described below the outcomes of these legal proceedings are not expected to have a material adverse effect on the consolidated financial position, or future results of operations based on management’s current understanding of the relevant facts and law and the Company’s recorded reserves for such matters.
     Effective May 31, 2005, P.B. (“Pete”) Pheffer resigned his positions as President and Chief Financial Officer of Standard Management. As a result of this resignation, Mr. Pheffer has terminated his employment agreement with the Company dated January 1, 2003 (the “Employment Agreement”). In his letter of termination, Mr. Pheffer asserts that his termination was based upon a “change of control” of the Company, as defined in the Employment Agreement, as a result of the sale of Standard Life. Mr. Pheffer also asserts that as a result of such sale, he has experienced a change in his “authority, power, function, duties and responsibility” and that he is invoking the “good reason” clause in the Employment Agreement. Mr. Pheffer claims that under the Employment Agreement, as a result of his resignation “for good reason,” he is owed, no later than ten days following his resignation, a lump-sum cash severance payment of approximately $3.8 million.
     The severance payment sought by Mr. Pheffer under the Employment Agreement includes amounts for: a) accrued, but unpaid, paid time-off and the pro rata share of his bonus for 2005; b) a lump sum payment of three times the sum of his current base salary and average bonus paid in the preceding three years; and c) a lump sum stock option value payment equal to the number of shares of the Company’s common stock subject to unexercised stock options held by Mr. Pheffer (regardless of the exercise price thereof) multiplied by the highest sales price of the Company’s common stock during the six months prior to his resignation. Mr. Pheffer also claims he is entitled to receive all of his current employee benefits under medical, insurance and other employee benefit plans for 36 months following the date of his termination.

-F 26-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 13 – Litigation (continued)
     The Company disputes Mr. Pheffer’s assertion that he had “good reason” to terminate his employment under the terms of the Employment Agreement. Rather, it is the Company’s position that Mr. Pheffer terminated his employment “without cause,” as defined in the Employment Agreement, and, as a result, the Company owes Mr. Pheffer only approximately $50,000 for accrued, but unpaid, paid time off and his pro rata share of his bonus for 2005 which was paid in 2005.
     A provision of the Employment Agreement provides that any amounts payable upon termination of the Agreement constitute wage payments under the Indiana Wage Payment Statute (the “Wage Statute”). The Wage Statute allows a party to recover liquidated damages for each day wages remain unpaid in an amount equal to ten percent of the amount not to exceed double the amount of wages due (in addition to the base amount), and costs and reasonable attorneys’ fees if suit is filed. It is the Company’s position that Mr. Pheffer cannot invoke the Wage Statute and that this provision of the Employment Agreement is otherwise unenforceable.
     Under the Employment Agreement, if it is determined that any payments made to Mr. Pheffer as a result of his termination would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any penalties or interest are incurred by Mr. Pheffer with respect to such excise tax, then the Company is required to make an additional gross-up payment to Mr. Pheffer to fully compensate him for the amount of such excise tax. If the Company is required to pay Mr. Pheffer the full severance amount he is claiming under the Employment Agreement, the Company believes such amount would be subject to the federal excise tax and, as such, the Company would be required to make an additional gross-up payment to Mr. Pheffer of approximately $1.7 million.
     The aggregate of Mr. Pheffer’s demands is approximately $13 million, which includes the severance payment, liquidated damages under the Wage Statute, if applicable, and gross-up payment for federal excise taxes. The Company is vigorously contesting these claims. This matter is subject to binding arbitration, which is currently in the discovery phase.
Note 14 – Quarterly Financial Data (unaudited) (in thousands, except per share amounts)
     Earnings per common and common equivalent share for each quarter are computed independently of earnings (loss) per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings (loss) during the year, the sum of the quarterly earnings (loss) per share may not equal the earnings (loss) per share for the year. Quarterly results are not always comparable due to the timing of health care business acquisitions and the sale of the Financial Services business.

	2005 Quarters
	First	Second	Third	Fourth
Net revenues	$2,201	$2,489	$10,106	$14,126
Gross profit	421	532	2,878	4,356
Net loss from continuing operations	(5,203)	(4,591)	(3,938)	(6,551)
Net loss	(38,460)	(5,363)	(3,882)	(6,559)

Loss per share data:
Net loss from continuing operations	(0.66)	(0.58)	(0.44)	(0.72)
Net loss	(4.86)	(0.68)	(0.43)	(0.72)

	2004 Quarters
	First	Second	Third	Fourth
Net revenues	$1,651	$1,841	$1,872	$1,756
Gross profit	450	478	442	(72)
Net loss from continuing operations	(4,878)	(4,928)	(4,233)	(6,573)
Net loss	(1,767)	(2,467)	(2,697)	(3,937)

Loss per share date
Net loss from continuing operations	(0.60)	(0.62)	(0.53)	(0.83)
Net loss	(0.22)	(0.31)	(0.34)	(0.50)

-F 27-

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 15 – Going Concern
     Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point during 2006, the Company may not have sufficient cash to meet its cash requirements. The situation raises “substantial doubt” about the Company’s ability to continue as a going concern. Management believes, but cannot guarantee, that it can adequately address these issues by (i) significantly reducing the rate of cash use at one of the Company’s operating subsidiaries, (ii) raising additional capital, and (iii) using a portion of such capital to continue to acquire profitable businesses that will provide cash flow from operations.
Note 16 – Subsequent Events
     In related transactions in February 2006, the Company issued a $.5 million short-term 9.5% promissory note due on or before May 1, 2006 to the primary owners of a professional racing team and entered into a sponsorship agreement with the team under which a Company executive will assist the team to secure additional sponsorships for the upcoming 2007 and 2008 racing seasons. The Company also agreed to pay the team $75,000 and issue warrants to the team on or before May 1, 2006. The warrants will be exercisable for 200,000 shares of the Company’s common stock on the terms and conditions of the warrants issued under the Company’s private placement described below.
     On March 8, 2006, the Company announced that it intends to defer distributions on the 10.25% preferred securities of its subsidiary, SMAN Capital Trust I. The deferral, which will begin with the distribution date scheduled for March 31, 2006, is expected to continue for up to two years. The Company will make a decision each quarter as to the continuation of the deferral of the distributions. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company.
     The Company also announced that it intends to commence an exchange offer for all or a portion of the trust preferred securities. The exchange offer, which the Company expects to commence in April 2006, would allow all trust preferred security holders to exchange their trust preferred securities for shares of common stock of Standard Management. The terms of the exchange offer, including the exchange ratio, have not been determined yet by the Company.
     On March 8, 2006, the Company signed a five-year prime vendor pharmaceutical distribution agreement with AmerisourceBergen Drug Corporation, its primary vendor of pharmaceutical and other products.
     Additionally, on March 8, 2006 the Company announced that at a special shareholder meeting held, the Company’s shareholders approved proposals to increase the authorized common stock of the Company from 40 million to 60 million shares and for the issuance of more than 20% of the Company’s outstanding shares.
     During the 1st quarter 2006 the Company announced its intention to issue up to 15 million shares in a private placement of the Company’s common stock.
     On April 13, 2006, the Company entered into a senior loan agreement with one of the officers at a recently acquired company for $2.8 million at an interest rate of 8.25% due April 13, 2008. Additionally, we issued warrants exercisable for 100,000 shares of the Company’s common stock. Such warrants shall be exercisable for seventy three cents ($.73) per share. In a related transaction, the Company paid $.5 million in satisfaction of taxes on the stock portion of the purchase price paid to the former owner of that acquired company.

-F 28-

Schedule IV – Reinsurance
STANDARD MANAGEMENT CORPORATION
Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net Amount
Year Ended December 31, 2005*

Year Ended December 31, 2004
Life insurance in force	$1,024,685	$490,209	$61,735	$596,211	10.35%

Premiums:
Life insurance and annuities	$8,193	$2,414	$578	$6,357
Accident and health insurance	10	8	—	2
Supplementary contract and other funds on deposit	1,565	—	—	1,565

Total premiums	$9,768	$2,422	$578	$7,924

Year Ended December 31, 2003
Life insurance in force	$1,054,341	$475,704	$67,684	$646,321	10.47%

Premiums:
Life insurance and annuities	$10,001	$4,040	$706	$6,667
Accident and health insurance	12	9	—	3
Supplementary contract and other funds on deposit	2,259	—	—	2,259

Total premiums	$12,272	$4,049	$706	$8,929

*	All life insurance was reclassified into discontinued operations upon the sale of Standard Life in 2005.