Form 10-Q
period 2006-03-31
STANDARD MANAGEMENT CORP
filed 2006-05-15
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐            Accelerated Filer ☐            Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
As of May 1, 2006, the Registrant had 9,095,208 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	March 31	December 31
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$1,607	$2,232
Accounts receivable, net	7,226	6,543
Inventories	3,554	3,880
Prepaid and other current assets	801	828

Total current assets	13,188	13,483

Property and equipment, net	10,764	10,950
Assets held for sale	1,506	1,506
Deferred financing fees, net	1,905	2,009
Officer and other notes receivable, less current portion	776	842
Investments in unconsolidated subsidiaries	5,160	5,160
Intangible assets, net	4,180	4,305
Goodwill	12,457	11,366
Other noncurrent assets	1,331	1,388

Total assets	$51,267	$51,009

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,144	$2,201
Accrued expenses	3,704	2,392
Current portion of long-term debt	3,230	2,533
Liabilities of discontinued operations	831	1,069

Total current liabilities	12,909	8,195

Long-term debt, less current portion	36,547	36,776
Other long-term liabilities	1,031	1,095

Total liabilities	50,487	46,066

Shareholders’ equity:
Common stock, no par value, and additional paid in capital, 60,000,000 shares and 40,000,000 shares authorized, in 2006 and 2005, respectively and 10,712,859 shares issued	68,625	68,537
Retained deficit	(60,052)	(55,793)
Treasury stock, at cost, 1,617,651 shares	(7,901)	(7,901)
Accumulated other comprehensive income	108	100

Total shareholders’ equity	780	4,943

Total liabilities and shareholders’ equity	$51,267	$51,009

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2006	2005
Net revenues	$13,984	$2,253
Cost of sales	10,023	1,781

Gross profit	3,961	472

Selling, general and administrative expenses	6,850	4,023
Depreciation and amortization	599	528

Operating loss	(3,488)	(4,079)

Other income, net	220	—

Interest expense	(991)	(1,124)

Loss before income taxes	(4,259)	(5,203)

Income tax expense (benefit)	—	—

Net loss from continuing operations	(4,259)	(5,203)

Loss from discontinued operations, net of income tax expense (benefit) of $0 and $(21), respectively	—	(33,257)

Net loss	$(4,259)	$(38,460)

Loss per share — basic and diluted
Loss from continuing operations	$(0.47)	$(0.66)
Loss from discontinued operations	—	(4.20)

Net loss	$(0.47)	$(4.86)

Weighted average shares outstanding	9,095,208	7,921,113

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

		Common stock			Accumulated other
		and additional			comprehensive income
	Total	paid in capital	Retained deficit	Treasury stock	(loss)
Balance at January 1, 2005	$60,032	$64,369	$(1,529)	$(7,703)	$4,895

Comprehensive loss:
Net loss	(38,460)	—	(38,460)	—	—
Change in unrealized loss on securities, net of income tax provision of $5,826	(11,643)	—	—	—	(11,643)

Comprehensive loss	(50,103)

Issuance of warrants	166	166	—	—	—
Exercise of common stock options	(14)	(14)	—	—	—

Balance at March 31, 2005	$10,081	$64,521	$(39,989)	$(7,703)	$(6,748)

Balance at January 1, 2006	$4,943	$68,537	$(55,793)	$(7,901)	$100

Comprehensive loss:
Net loss	(4,259)	—	(4,259)	—	—
Change in unrealized gain on securities	8	—	—	—	8

Comprehensive loss	(4,251)

Stock compensation expense	18	18	—	—	—
Issuance of warrants	70	70	—	—	—

Balance at March 31, 2006	$780	$68,625	$(60,052)	$(7,901)	$108

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(4,259)	$(38,460)
Net loss from discontinued operations	—	(33,257)

Net loss from continuing operations	(4,259)	(5,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599	528
Amortization of deferred financing costs and debt discount	134	61
Non-cash stock compensation expense	18	—
Provision for bad debts	405	37
Change in operating assets and liabilities:
Accounts receivable	(1,581)	(405)
Inventories	124	(221)
Prepaid and other current assets	46	173
Accounts payable	3,943	73
Accrued expenses	514	249
Other	(110)	42

Net cash used in operating activities of continuing operations	(167)	(4,666)

INVESTING ACTIVITIES:
Capital expenditures	(174)	(41)
Cash paid for business purchased	(48)	—
Change in other noncurrent assets, net	17	16

Net cash used in investing activities of continuing operations	(205)	(25)

FINANCING ACTIVITIES:
Borrowings	650	4,750
Net cash received (paid) from discontinued operations	(238)	1,364
Exercise of common stock options	—	(14)
Deferred financing costs paid	—	(775)
Repayments of long-term debt	(665)	(1,316)

Net cash (used in) provided by financing activities of continuing operations	(253)	4,009

Net cash used in operating activities of discontinued operations	—	(68,039)
Net cash provided by investing activities of discontinued operations	—	44,453
Net cash provided by financing activities of discontinued operations	—	11,543

Net increase (decrease) in cash and cash equivalents of discontinued operations	—	(12,043)

Total decrease in cash and cash equivalents	(625)	(12,725)
Net decrease in cash and cash equivalents of discontinued operations	—	(12,043)

Net decrease in cash and cash equivalents of continuing operations	(625)	(682)

Cash and cash equivalents of continuing operations at beginning of period	2,232	1,121

Cash and cash equivalents of continuing operations at end of period	$1,607	$439

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
     Standard Management Corporation and subsidiaries (the “Company”) distributes pharmaceutical products and services through its pharmacy subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
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
     The Company’s unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission (the “Commission”) applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company has also reclassified certain amounts from the prior periods to conform to the 2006 presentation. These reclassifications have no effect on net loss or shareholders’ equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2005.
     Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point during 2006, we may not have sufficient cash to meet our cash requirements. In their report dated April 14, 2006 included as part of our Annual Report on Form 10-K for the year ended December 31, 2005, our independent auditors have expressed “substantial doubt” about our ability to continue as a going concern based on our recurring losses from continuing operations and the possibility that we may not have adequate financing to meet all of our near-term operating needs. Management believes, but cannot guarantee, that it can adequately address these issues by a) significantly reducing the rate of cash use at one of our operating subsidiaries, b) raising additional capital, and c) using a portion of such capital to continue to acquire profitable businesses that will provide cash flow from operations.
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
     Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. However, due to net losses in each of the periods presented, the Company has no dilutive stock options, warrants or convertible securities. Common stock equivalents outstanding as of March 31, 2006 and 2005 were convertible or exercisable into 5,832,909 and 5,467,575 shares, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 2 – Discontinued Operations – Financial Services
     On June 9, 2005, the Company completed the sale of all outstanding capital stock of its former insurance operations, Standard Life Insurance Company of Indiana (“Standard Life”), and $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of the Company, to Capital Assurance Corporation (“Capital Assurance”). The sale was completed pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance (the “Agreement”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of Capital Assurance and the assumption by Capital Assurance of approximately $22.3 million of indebtedness of the Company. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in net cash proceeds to Standard Management of $47.2 million. The sale price is subject to post closing adjustment to reflect actual versus estimated results of Standard Life through the closing date. The Company currently has a purchase price adjustment dispute with Capital Assurance whereby the Company estimates the amount due to Capital Assurance of $43,000 (which the Company paid in 2005) and they estimate the amount due of $0.7 million.
     Standard Management agreed to indemnify Capital Assurance and Standard Life for any losses arising from breaches of any representation, warranty or covenant of Standard Management made in the Agreement subject to the applicable survival periods. In addition, Standard Management agreed to indemnify Capital Assurance for all pending litigation of Standard Life without respect to the indemnification threshold.
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
     The Company maintained $.8 million of discontinued operations liabilities as of March 31, 2006 as its current estimate of amounts for certain litigation matters brought against Standard Life, refined estimates for several ongoing matters and management’s estimate, based on currently available information, of its indemnification obligations, including those that may develop from current and future income tax audits. During the first quarter of 2006, the reserve was reduced by $0.2 million primarily related to payments of previously recorded reserves.
Standard Life
Condensed Consolidated Statement of Operations
(unaudited, dollars in thousands)

Three Months Ended
March 31
2005
Revenues	$26,362
Benefits, claims, interest credited and amortization	18,756
Operating and other expenses	5,884
Impairment charge	(35,000)
Income tax benefit	21

Loss from discontinued operations	$(33,257)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 3 – Health Services Business Acquisitions
     Effective July 21, 2005, the Company acquired Rainier Home Health Care Pharmacy, Inc. (“Rainier”), a Seattle, Washington provider of pharmaceuticals and medical supplies to long-term care facilities. The purchase price was $13.1 million consisting of a combination of cash, common stock and a subordinated seller note. Also included in the agreement is a contingent performance bonus based on specific earnings targets over each of the next three years. The purchase price was adjusted upward by $1.1 million in the first quarter 2006 due to post closing purchase price adjustments related to minimum working capital requirements.
     Effective July 28, 2005, the Company acquired Precision Healthcare, Inc. (“Precision”), a Nashville, Tennessee provider of infusion therapy to chronically ill patients and a wholesale pharmaceutical provider to physician practices and other end users. The purchase price was $2.7 million consisting of a combination of cash and common stock along with post closing purchase price adjustments related to minimum working capital requirements.
     Effective July 29, 2005, the Company acquired Long Term Rx, Inc. (“Long Term Rx”), a New Castle, Indiana direct provider of pharmaceutical products to long-term care facilities. The purchase price was $2.2 million consisting of a combination of cash and common stock along with post closing purchase price adjustments related to minimum working capital requirements.
     Effective September 16, 2005, the Company acquired certain assets of Holland Drug Store, Inc. (“Holland”), a Washington retail pharmacy. The purchase price was $300,000 in cash.
     The aggregate purchase price of the 2005 acquisitions described above was $18.3 million, representing $12.7 million in cash, 1,250,001 shares of common stock valued at $4.1 million, and $1.5 million in a seller note. Additional upward purchase price adjustments may be paid out as contingent consideration for a certain acquisition if certain growth in earnings targets are reached. The Company has guaranteed a market price of $3.28 per share for the common stock issued in these acquisitions at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. Should the common stock price be below the guaranteed price on the applicable anniversary dates, the Company would have to pay the difference to the sellers in cash or in additional shares of common stock. In addition to the above, an aggregate of $0.8 million of acquisition costs are reflected as additional purchase price.
     Had the Rainier, Precision, Long Term Rx, and Holland acquisitions been consummated on January 1, 2005, pro forma results of operations for the three months ended March 31, 2005 would have been as follows (dollars in thousands, except per share amounts):

March 31
2005
Net revenues	$12,528
Gross profit	3,695
Operating loss	(3,345)
Net loss from continuing operations	(4,628)

Net loss per share from continuing operations	$(0.50)
Weighted average shares outstanding	9,171,114
     The pro forma operating results include each acquiree’s pre-acquisition result of operations for the indicated period with adjustments to reflect amortization of intangible assets and increased shares of stock resulting from the issuance of our stock as part of the aggregate purchase price paid. The pro forma information does not purport to be indicative of the results that actually would have been obtained if the transaction had occurred at an earlier date and is not intended to be a projection of future results or trends.
     On April 20, 2006, the Company signed a definitive agreement for the purchase of In-House Pharmacies, Inc. of San Diego, California. The consideration consists of a combination of cash, stock and seller financing and is expected to close on May 22, 2006. In-House Pharmacies, Inc., has approximately $40 million in annual revenues.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 4 – Stock Option Plan
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of Statement of Financial Accounting Standards, Accounting for Stock Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, allowing companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options at intrinsic value and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. Upon adoption of SFAS 123(R) and applying the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123. There were no new awards granted during the first quarter of 2006. Stock compensation expense of $18,000 was recognized in the first quarter of 2006 on existing stock option awards. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.
     The following table shows the result in pro forma net loss and pro forma loss per share based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148 for the three months ended March 31, 2005 (dollars in thousands, except per share amounts):

Three months ended March 31, 2005:
Reported net loss from continuing operations	$(5,203)
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	(41)

Pro forma net loss from continuing operations	$(5,244)

Loss per share from continuing operations:
Basic and diluted — as reported	$(0.66)
Basic and diluted — pro forma	$(0.66)
     A summary of the stock based compensation activity in the Company’s stock based compensation plans for the three months ended March 31, 2006 were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value (1)
Outstanding at December 31, 2005	2,222,180	$4.44
Granted	—	—
Exercised	—	—
Canceled	(120,067)	$4.27

Outstanding as of March 31, 2006	2,102,113	$4.45	4.70	—

Exercisable at March 31, 2006	1,979,613	$4.47	4.63	—
     The aggregate intrinsic value for the stock options outstanding and exercisable is the excess, if any, of the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

(1)	All outstanding stock option exercise prices are above the current market price for the Company’s stock as of March 31, 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 4 – Stock Option Plan (continued)
     The following table is a summary of the nonvested stock option activity:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2005	129,167	$1.58
Granted	—	—
Vested	—	—
Canceled	(6,667)	$1.70

Nonvested at March 31, 2006	122,500	$1.56

     As of March 31, 2006, there was $20,000 of total unrecognized compensation expense related to nonvested stock options. This cost will be recognized over 1.75 years.
Note 5 – Indebtedness
     The Company’s long-term debt was as follows (dollars in thousands):

	Interest	March 31	December 31
	Rate(1)	2006	2005
Mortgages payable	6.72%	$5,845	$5,905
Promissory notes	6.80%	3,418	2,355
6% convertible notes	6.00%	2,750	2,750
7% convertible notes	7.00%	3,300	3,300
Other convertible notes	9.75%	3,800	4,275
Subordinated debentures	10.25%	20,700	20,700
Capital lease obligations		196	287

Total indebtedness		40,009	39,572
Less debt discount on other convertible notes		232	263
Less current portion		3,230	2,533

Total long-term debt, less current portion		$36,547	$36,776

(1)	Current weighted average rate at March 31, 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 5 – Indebtedness (continued)
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
     The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies. In February 2006, the Company issued an additional $.5 million short-term 9.5% promissory note due on or before June 1, 2006, as extended.
     On February 10, 2004, the Company issued $3.3 million of 7% unsecured convertible notes due in full in 2009. The notes are convertible into shares of the Company’s common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions.
     On November 30, 2004, the Company issued $2.75 million of 6% mandatory unsecured convertible notes due in full in 2008. The notes are convertible into shares of the Company’s common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions.
     On March 21, 2005, the Company issued $4.75 million of other convertible notes. Principal payments are due in monthly installments through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of the Company’s common stock increase above certain levels. Also, the Company may pay interest and principal in shares of its common stock instead of cash under certain circumstances. All principal and interest to date have been paid in cash. These notes are convertible into shares of the Company’s common stock at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with the 7% and 6% convertible notes, because the Company’s common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of common stock at an exercise price of $3.90 per share.
     On August 9, 2001, SMAN Capital Trust I (the “Trust”) completed a public offering of $20.7 million of its 10.25% preferred securities, which mature on August 9, 2031. The Company’s subordinated debentures are due to the Trust in August 2031. The Trust, in turn, owes $20.7 million of 10.25% preferred securities to certain investors under terms that are similar to the terms of the debentures. Since all income and cash flows into the Trust benefit the preferred securities holders rather than Standard Management, the Trust is not consolidated with Standard Management.
     On March 8, 2006, the Company announced that it intends to defer distributions on the 10.25% preferred securities of its subsidiary, SMAN Capital Trust I. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to two years. The Company will make a decision each quarter as to the continuation of the deferral of the distributions. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of March 31, 2006 were $.5 million.
     In May 2006, the Company has also commenced an exchange offer for all or a portion of the trust preferred securities which would allow all trust preferred security holders to exchange their trust preferred securities for 4.5 shares of common stock of Standard Management.
     Interest paid for the three months ended March 31, 2006 and 2005 was $.1 million and $1.1 million, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 6 – Shareholders’ Equity
     Historically, the Company has issued warrants to purchase common stock a) as a component of the purchase price of pharmacy acquisitions, b) in connection with the issuance of convertible debt, c) as an inducement to its independent agents for annuity sales, and d) for equity and capital marketing related services. During the first quarter of 2006, the Company issued 200,000 warrants recorded as prepaid marketing costs to be amortized in 2007 in the amount of $70,000. In addition, during 2005, the Company issued a) 125,000 warrants recorded as a charge of $105,000, b) 532,511 warrants recorded as debt discount of $351,000, and c) 80,619 warrants recorded as deferred financing fees of $62,000. The fair value of each warrant granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the aforementioned grants: dividend yield 0.0%, expected volatility of 3.45, risk-free interest rate of 3.54%, and expected life of 4.0 years. The following table represents outstanding warrants to purchase common stock:

		Warrants Outstanding
	Exercise	March 31	December 31
Expiration Date	Price	2006	2005
October 2007	$4.92	10,000	10,000
March 2010	3.28	175,000	175,000
March 2010	3.90	563,130	563,130
February 2011	0.88	200,000	—

		948,130	748,130

Note 7 – Subsequent Events
     On April 13, 2006, the Company entered into a senior loan agreement with one of the officers of a recently acquired company for $2.8 million at an interest rate of 8.25% per annum due April 13, 2008. Additionally, the Company issued warrants exercisable for 100,000 shares of the Company’s common stock. Such warrants shall be exercisable for seventy three cents ($.73) per share.
     On April 20, 2006, the Company signed a definitive agreement for the purchase of In-House Pharmacies, Inc. of San Diego, California. The consideration consists of a combination of cash, stock and seller financing and is expected to close on May 22, 2006. In-House Pharmacies, Inc., has approximately $40 million in annual revenues.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2006 and March 31, 2005:
     The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2005, should be read in conjunction with this Form 10-Q.
Continuing Operations:
Net revenues
•	Sales for the first quarter of 2006 increased $11.7 million or 521% to $14.0 million compared to the first quarter of 2005, primarily due to $11.3 million of net revenues from our 2005 acquisitions.
Gross profit
•	Gross profit for the first quarter of 2006 increased by $3.5 million or 739% to $4.0 million compared to the first quarter of 2005, primarily due to $3.6 million of gross profit from our 2005 acquisitions.
Selling, general and administrative expenses
•	Selling, general and administrative expenses for the first quarter of 2006 increased by $2.9 million or 70% to $6.9 million compared to the first quarter of 2005, primarily due to $2.9 million of expenses from our 2005 acquisitions.
Depreciation and amortization
•	Depreciation and amortization was $.6 million and $.5 million in the first quarter of 2006 and 2005, respectively.
Other income
•	Other income for the first quarter of 2006 of $.2 million is primarily due to the dividends received from preferred stock the Company received as part of the sale of Standard Life, as well as rental income from leasing space at the Company’s corporate headquarters to the purchaser of Standard Life.
Interest expense
•	Interest expense for the first quarter of 2006 decreased by $.1 million or 12 % to $1.0 million compared to the first quarter of 2005, primarily due to the repayment of our senior secured credit facility upon the June 2005 sale of Standard Life offset partially by incurrence of new debt in March 2005.
Federal income tax expense
•	Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the first quarters of 2006 and 2005.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Discontinued Operations:
Loss from Discontinued Operations:
•	Net income from discontinued operations for the first quarter of 2006 was zero compared to net loss of $33.3 million for the first quarter of 2005. The reported results from discontinued operations related to our previous domestic financial services business which was sold in June 2005. The 2005 loss includes a $35 million impairment charge resulting from that sale for which no tax benefit has been recorded.
Liquidity and Capital Resources
     Our net cash used in operating activities during the first quarter of 2006 was $.2 million compared to cash used in operating activities of $4.7 million in the first quarter of 2005. The net cash used in operating activities in 2006 is primarily attributable to expenses associated with the continued development of our pharmacy operating platform, as well as interest expense and salary expense at the holding company level, partially offset by the deferral of our Trust Preferred Securities payments of $.5 million and the deferral of trade and accounts payable balances of $3.9 million. The net cash used in operating activities in 2005 is mainly attributable to expenses associated with the continued development of our pharmacy operating platform, as well as interest expense and salary expense at the holding company level.
     Our net cash used in investing activities during the first quarter of 2006 was $.2 million compared to cash used in investing activities of $25,000 in the first quarter of 2005.
     Our net cash used in financing activities during the first quarter of 2006 was $.3 million compared to net cash provided by financing activities of $4.0 million in the first quarter of 2005. The net cash used in financing activities in 2006 was mainly attributable to cash paid for liabilities related to the sale of Standard Life. The net cash provided by financing activities in 2005 was mainly attributable to cash received from external financing of $4.8 million partially offset by repayment of long-term debt.
     At March 31, 2006, our cash and cash equivalents were $1.6 million compared to $2.2 million at December 31, 2005. Our cash position was negatively impacted by a continued high use of cash at one of our operating subsidiaries partially offset by the deferral of interest, trade and accounts payable balances. Management believes it has identified the causes of the excessive use of cash and is implementing a plan to correct them, principally by reducing operating costs through reducing head count and controlling operating expenses. While we believe these measures will have a positive impact on our cash position going forward, there can be no assurance that these measures will be successful or that our cash position will not continue at unacceptably low levels.
     In February 2006, we announced a comprehensive capital plan to address a concern that arose in early 2006 that, unless we received a significant cash infusion, our available cash might not be sufficient to meet our anticipated operational needs at some point in 2006. The plan contemplated raising cash through a variety of financing transactions designed to supplement working capital and to fund the cash portion of a number of strategic acquisitions being pursued by us. As part of this plan:
•	On March 8, 2006, we announced that we elected to defer distributions, beginning March 31, 2006, on the 10.25% preferred securities (the “Trust Preferred Securities”) of our subsidiary SMAN Capital Trust I for up to two years. As a result of this deferral, we will retain for corporate use approximately $530,000 per quarter until distributions are resumed. All unpaid distributions will accrue interest at the rate of 10.25% annually until paid.

•	On April 13, 2006, we entered into a senior loan agreement with one of our officers for $2.8 million.

•	On May 5, 2006, we commenced an exchange offer for all or a portion of the outstanding $20.7 million of Trust Preferred Securities, whereby holders of Trust Preferred Securities have the right to exchange each Trust Preferred Security for 4.5 shares of our common stock. We believe that the successful completion of the exchange offer will benefit us by significantly reducing our outstanding indebtedness and related debt service obligations.

•	During the 1st quarter 2006 we announced our intention to issue up to 15 million shares in a private placement of our common stock.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point during 2006, we may not have sufficient cash to meet our cash requirements. In their report dated April 14, 2006 included as part of our Annual Report on Form 10-K for the year ended December 31, 2005, our independent auditors have expressed “substantial doubt” about our ability to continue as a going concern based on our recurring losses from continuing operations and the possibility that we may not have adequate financing to meet all of our near-term operating needs. Management believes, but cannot guarantee, that it can adequately address these issues by a) significantly reducing the rate of cash use at one of our operating subsidiaries, b) raising additional capital, and c) using a portion of such capital to continue to acquire profitable businesses that will provide cash flow from operations. We must caution, however, that the fact that we received a “going concern opinion” from our independent auditors will likely make it more difficult to raise capital on favorable terms and could hinder, to some extent, our operations and acquisition program.
Estimated Cash Required in 2006
     The Company has estimated required interest payments of $.5 million (excluding the Trust Preferred Securities payments of $1.6 million discussed previously) and estimated required principal payments of $2.8 million for the remainder of 2006 related to our debt.
     Contractual Obligations: During the first quarter of 2006, there were no significant changes in our reported payments due under contractual obligations at December 31, 2005.
     Off-Balance Sheet Arrangements: We have guaranteed the market value of the common stock we issued in several of our acquisitions at certain anniversary dates through June 2008. Those guaranteed values are included in the purchase prices of these acquisitions. Should our common stock price be below the guaranteed price on the applicable anniversary dates, we would have to pay the difference to the sellers in cash or in additional shares of common stock. Also included in one of our acquisitions is a contingent performance bonus that we may be required to pay in the event that specific earnings targets over the next one to two years are met.
Cautionary Notice Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained in this Report on Form 10-Q relative to markets for our products, trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our business strategy and prospects, our acquisition strategy, including potential acquisitions discussed under “Future Acquisitions,” the operation and performance of acquired businesses post-acquisition, future financing plans, sources and availability of capital, governmental regulations and their effect on us and our competition. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include:
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in 2006 to these risks or the management of these risks.
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of March 31, 2006 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC. In addition, this report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These forward-looking statements involve a number of risks and uncertainties. These and other risks are noted in the Risk Factors section of the Form 10-K identified above and Cautionary Notice Regarding Forward-Looking Statements provided at the end of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At a special meeting of shareholders held on March 8, 2006, our shareholders approved two proposals as follows:
     • the vote on the first proposal to amend the Articles of Incorporation to increase authorized common stock from 40 million to 60 million shares was 7,913,863 shares in favor, 663,614 shares against and 96,549 shares abstaining;
     • the vote on the second proposal for approval of the issuance of more than 20% of the Company’s outstanding common stock, at a discount to the market price was 4,377,954 shares in favor, 783,600 shares against and 98,458 shares abstaining.
     A total of 8,674,026 shares or 95.4% of outstanding common shares were present in person or by proxy at the special meeting of shareholders.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

10.1*	Prime Vendor Agreement by and between Standard Management Corporation and AmerisourceBergen Drug Corporation dated March 8, 2006 and effective as of March 1, 2006.
10.2*	Amendment to Prime Vendor Agreement by and between Standard Management Corporation and AmerisourceBergen Drug Corporation dated March 24, 2006 and effective as of March 1, 2006.
10.3	Promissory Note dated February 23, 2006 between Standard Management Corporation and Sam and Sheila Schmidt including an amendment thereto dated May 12, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.
(b) Reports on Form 8-K
     On January 30, 2006, we filed a report on Form 8-K with the Commission related to the announcement of our comprehensive capital plan to address liquidity issues.
     On March 8, 2006, we filed a report on Form 8-K with the Commission related to our decision to defer payments of quarterly distributions on our Trust Preferred Securities.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     On March 14, 2006, we filed a report on Form 8-K with the Commission related to the entry into a Prime Vendor Agreement with AmerisourceBergen Drug Corporation.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006
STANDARD MANAGEMENT CORPORATION (Registrant)

By: /s/ Ronald D. Hunter

Ronald D. Hunter
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Michael B. Edwards

Michael B. Edwards
Chief Financial Officer
(Principal Financial and Accounting Officer)