Form 10-Q
period 2006-06-30
STANDARD MANAGEMENT CORP
filed 2006-08-18
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 or

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
Yes ☐    No ☑
As of August 1, 2006, the Registrant had 16,754,154 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	June 30	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$977	$2,232
Accounts receivable, net	6,475	6,543
Inventories	3,495	3,880
Prepaid and other current assets	722	828

Total current assets	11,669	13,483

Property and equipment, net	10,414	10,950
Assets held for sale	942	1,506
Deferred financing fees, net	1,073	2,009
Officer and other notes receivable, less current portion	826	842
Investments in unconsolidated subsidiaries	160	5,160
Intangible assets, net	3,825	4,305
Goodwill	12,457	11,366
Other noncurrent assets	1,332	1,388

Total assets	$42,698	$51,009

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,905	$2,201
Accrued expenses	4,226	2,392
Current portion of long-term debt	6,273	2,533
Liabilities of discontinued operations	—	1,069

Total current liabilities	15,404	8,195

Long-term debt, less current portion	22,722	36,776
Other long-term liabilities	1,152	1,095

Total liabilities	39,278	46,066

Shareholders’ equity:
Common stock, no par value, and additional paid in capital, 60,000,000 shares and 40,000,000 shares authorized, in 2006 and 2005, respectively and 18,270,490 and 10,712,859 shares issued in 2006 and 2005, respectively	70,790	68,537
Retained deficit	(59,460)	(55,793)
Treasury stock, at cost, 1,653,322 and 1,617,651 shares in 2006 and 2005, respectively	(8,018)	(7,901)
Accumulated other comprehensive income	108	100

Total shareholders’ equity	3,420	4,943

Total liabilities and shareholders’ equity	$42,698	$51,009

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net revenues	$12,622	$2,489	$26,606	$4,691
Cost of sales	8,845	1,957	18,868	3,738

Gross profit	3,777	532	7,738	953

Selling, general and administrative expenses	8,008	3,451	14,858	7,423
Depreciation and amortization	604	486	1,203	1,014

Operating loss	(4,835)	(3,405)	(8,323)	(7,484)

Other income, net	7,078	—	7,298	—

Interest expense	(1,351)	(1,186)	(2,342)	(2,310)

Income (loss) before income taxes	892	(4,591)	(3,367)	(9,794)

Income tax expense (benefit)	—	—	—	—

Net income (loss) from continuing operations	892	(4,591)	(3,367)	(9,794)

Loss from discontinued operations, net of income tax expense (benefit) of $0, $233, $0, and $212, respectively	(300)	(772)	(300)	(34,029)

Net income (loss)	$592	$(5,363)	$(3,667)	$(43,823)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.09	$(0.58)	$(0.36)	$(1.23)
Income (loss) from discontinued operations	$(0.03)	$(0.10)	$(0.03)	$(4.29)

Net income (loss)	$0.06	$(0.68)	$(0.39)	$(5.52)

Weighted average shares outstanding	9,508,135	7,954,446	9,302,812	7,937,780

Diluted:
Income (loss) from continuing operations	$0.09	$(0.58)	$(0.36)	$(1.23)
Income (loss) from discontinued operations	$(0.03)	$(0.10)	$(0.03)	$(4.29)

Net income (loss)	$0.06	$(0.68)	$(0.39)	$(5.52)

Weighted average shares outstanding	12,296,464	7,954,446	9,302,812	7,937,780

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

		Common stock			Accumulated other
		and additional			comprehensive income
	Total	paid in capital	Retained deficit	Treasury stock	(loss)
Balance at January 1, 2005	$60,032	$64,369	$(1,529)	$(7,703)	$4,895

Comprehensive loss:
Net loss	(43,823)	—	(43,823)	—	—
Change in unrealized loss on securities, net of income tax provision of $2,670	(4,827)	—	—	—	(4,827)

Comprehensive loss	(48,650)

Adjustments due to stock price contingency	(84)	(84)	—	—	—
Issuance of warrants	518	518	—	—	—
Exercise of common stock options	(14)	(14)	—	—	—

Balance at June 30, 2005	$11,802	$64,789	$(45,352)	$(7,703)	$68

Balance at January 1, 2006	$4,943	$68,537	$(55,793)	$(7,901)	$100

Comprehensive loss:
Net loss	(3,667)	—	(3,667)	—	—
Change in unrealized gain on securities	8	—	—	—	8

Comprehensive loss	(3,659)

Stock compensation expense	35	35	—	—	—
Exchange — Trust Preferred	1,802	1,802	—	—	—
Issuance of warrants	123	123	—	—	—
Sale of common stock, net of issuance costs	293	293	—	—	—
Treasury stock acquired	(117)	—	—	(117)	—

Balance at June 30, 2006	$3,420	$70,790	$(59,460)	$(8,018)	$108

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(3,667)	$(43,823)
Net loss from discontinued operations	(300)	(34,029)

Net loss from continuing operations	(3,367)	(9,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,203	1,014
Amortization and writeoff of deferred financing costs and debt discount	433	215
Gain on Trust Preferred exchange	(9,194)	—
Non-cash stock compensation expense	35	—
Provision for bad debts	824	78
Net loss related to sale of assets	2,148	—
Change in operating assets and liabilities:
Accounts receivable	(1,315)	(205)
Inventories	204	(606)
Prepaid and other current assets	236	219
Accounts payable	3,116	549
Accrued expenses	1,619	(838)
Other	3	(980)

Net cash used in operating activities of continuing operations	(4,055)	(10,348)

INVESTING ACTIVITIES:
Capital expenditures	(188)	(342)
Receipt (refund) of proceeds from sale of Standard Life	(300)	47,214
Proceeds from sale of assets held for sale	1,083	—
Redemption of Preferred Stock	1,500	—
Cash paid for business purchased	(548)	(84)
Change in other noncurrent assets, net	17	517

Net cash provided by investing activities of continuing operations	1,564	47,305

FINANCING ACTIVITIES:
Borrowings	3,450	4,750
Net cash received from discontinued operations	—	3,649
Exercise of common stock options	—	(14)
Proceeds from sale of stock and warrants, net	319	—
Purchase of treasury stock	(117)	—
Deferred financing costs paid	—	(660)
Repayments of long-term debt	(2,416)	(19,831)

Net cash provided by (used in) financing activities of continuing operations	1,236	(12,106)

Net cash used in operating activities of discontinued operations	—	(70,894)
Net cash provided by investing activities of discontinued operations	—	37,854
Net cash provided by financing activities of discontinued operations	—	9,463

Net decrease in cash and cash equivalents of discontinued operations	—	(23,577)

Total increase (decrease) in cash and cash equivalents	(1,255)	48,428
Net decrease in cash and cash equivalents of discontinued operations	—	(23,577)

Net increase (decrease) in cash and cash equivalents of continuing operations	(1,255)	24,851

Cash and cash equivalents of continuing operations at beginning of period	2,232	1,121

Cash and cash equivalents of continuing operations at end of period	$977	$25,972

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
     Standard Management Corporation and subsidiaries (“Standard Management” or the “Company”) distributes pharmaceutical products and services through its pharmacy subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     Our institutional pharmacies are the primary focus of our business. We operate our pharmacies as regional hubs servicing a geographic subsection of the country. Our regional facilities are supported by smaller pharmacies that extend the reach of the pharmacy’s products and services. We currently operate pharmacies in Tennessee and Indiana, and are seeking to acquire additional existing pharmacies to serve as regional pharmacies.
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
     The Company’s unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission (the “Commission”) applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company has also reclassified certain amounts from the prior periods to conform to the 2006 presentation. These reclassifications have no effect on net loss or shareholders’ equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”).
     Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point during 2006, we may not have sufficient cash to meet our cash requirements. In their report dated April 14, 2006 included as part of our Form 10-K, our independent auditors have expressed “substantial doubt” about our ability to continue as a going concern based on our recurring losses from continuing operations and the possibility that we may not have adequate financing to meet all of our near-term operating needs. Management believes, but cannot guarantee, that it can adequately address these issues by a) significantly reducing the rate of cash use at one of our operating subsidiaries, b) raising additional capital, either through the sale of our securities or certain assets, and c) using a portion of such capital to continue to acquire profitable businesses that will provide cash flow from operations.
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 2 – Discontinued Operations – Financial Services
     On June 9, 2005, the Company completed the sale of all outstanding capital stock of its former insurance operations, Standard Life Insurance Company of Indiana (“Standard Life”), and $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of the Company, to Capital Assurance Corporation (“Capital Assurance”). The sale was completed pursuant to the terms of the Stock and Asset Purchase Agreement dated February 9, 2005, between the Company and Capital Assurance (the “Agreement”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of Capital Assurance (the “Series A Preferred Stock”) and the assumption by Capital Assurance of approximately $22.3 million of indebtedness of the Company. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in net cash proceeds to Standard Management of $47.2 million. The sale price was subject to a post closing adjustment to reflect actual versus estimated results of Standard Life through the closing date.
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
     On June 29, 2006, the Company entered into a Redemption Agreement with Capital Assurance whereby for a gross payment of $1.5 million to the Company (a net of $1.0 million after the deduction of certain agreed upon amounts), the parties agreed upon the terms for the redemption of the Series A Preferred Stock. The net redemption price of $1.0 million was paid to the Company by Capital Assurance in June 2006. As additional consideration for the redemption, Capital Assurance agreed to release and discharge the Company from any further indemnification obligations relating to all pending legal actions against Standard Life. The agreement to release the Company from the indemnification obligations for these legal actions allowed the Company to remove approximately $800,000 in legal reserves from its financial statements as of June 30, 2006. The Company and Capital Assurance also agreed to resolve all issues with respect to a pending action concerning an adjustment to the purchase price for the sale of Standard Life and to dismiss the action with prejudice. Finally, the parties agreed to terminate the Pledge Agreement that was executed by the parties in June 2005 as part of the sale of Standard Life. The Company realized a $2.8 million loss on the sale of the Series A Preferred Stock. Additionally, the Company realized a $300,000 loss from discontinued operations upon settlement of the purchase price adjustment dispute with Capital Assurance.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 2 – Discontinued Operations – Financial Services (continued)
Standard Life
Condensed Consolidated Statement of Operations
(unaudited, dollars in thousands)

Six Months Ended
June 30
2005
Revenues	$40,796
Benefits, claims, interest credited and amortization	33,307
Operating and other expenses	4,700
Impairment charge	(36,606)
Income tax expense	(212)

Loss from discontinued operations	$(34,029)

Note 3 – Health Services Business Acquisitions
     Effective July 21, 2005, the Company acquired Rainier Home Health Care Pharmacy, Inc. (“Rainier”), a Seattle, Washington provider of pharmaceuticals and medical supplies to long-term care facilities. The purchase price was $13.1 million consisting of a combination of cash, common stock and a subordinated seller note. Also included in the agreement was a contingent performance bonus based on specific earnings targets over each of the next three years. The purchase price was adjusted upward by $1.1 million in the first quarter 2006 due to post closing purchase price adjustments related to minimum working capital requirements and other purchase price disputes. The Company sold certain rights, properties and assets of Rainier in August 2006. See Note 12 – Subsequent Events – for further discussion on the sale.
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 3 – Health Services Business Acquisitions (continued)
     In the event that the Rainier, Precision, Long Term Rx, and Holland acquisitions had been consummated on January 1, 2005, pro forma results of operations for the six months ended June 30, 2005 would have been as follows (dollars in thousands, except per share amounts):

June 30
2005
Net revenues	$24,994
Gross profit	7,251
Operating loss	(6,217)
Net loss from continuing operations	(8,843)

Net loss per share from continuing operations	$(0.50)
Weighted average shares outstanding	9,187,781
     The pro forma operating results include each acquirer’s pre-acquisition results of operations for the indicated period with adjustments to reflect amortization of intangible assets and increased shares of stock resulting from the issuance of our stock as part of the aggregate purchase price paid. The pro forma information does not purport to be indicative of the results that actually would have been obtained if the transaction had occurred at an earlier date and is not intended to be a projection of future results or trends.
     On April 20, 2006, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) for the purchase of In-House Pharmacies, Inc. of San Diego, California (“In-House”). On May 22, 2006, In-House terminated the Merger Agreement as a result of the failure to close the merger by that date. As a result of the termination, In-House was entitled to retain a deposit of $560,000 that had been paid by the Company pursuant to the Merger Agreement. Accordingly, the Company recorded this termination cost, as well as an additional $494,000 of previously-deferred costs related to pending acquisitions, including In-House, and financing as such pending transactions are not proceeding as originally planned. The Company intends to continue to pursue these acquisition targets.
     In May 2006 and May 2005, the Company settled anniversary date stock price guarantees related to a 2004 acquisition by issuing 116,456 shares of its common stock valued at $96,659 and $84,000 in cash, respectively, representing the difference between the guaranteed stock price and actual stock price on dates of issuance. As the guaranteed prices were used in the original acquisition accounting, the anniversary date issuances had no impact on recorded goodwill or other net assets of the acquired business.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 4 – Stock Option Plan
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of Statement of Financial Accounting Standards, Accounting for Stock Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, allowing companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options at intrinsic value and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. Upon adoption of SFAS 123(R) and applying the modified prospective method, SFAS(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the six months ended June 30, 2006 includes the portion vesting during the period for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123. There were no new awards granted during the six months ended June 30, 2006. Stock compensation expense of $35,000 was recognized during the six months ended June 30, 2006 on existing stock option awards. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.
     The following table shows the result in pro forma net loss and pro forma loss per share based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148 for the three months and six months ended June 20, 2005 (dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30	June 30
	2005	2005
Reported net loss from continuing operations	$(4,591)	$(9,794)
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	(41)	(362)

Pro forma net loss from continuing operations	$(4,632)	$(10,156)

Loss per share from continuing operations:
Basic and diluted — as reported	$(0.58)	$(1.23)
Basic and diluted — pro forma	$(0.58)	$(1.28)
     A summary of the stock based compensation activity in the Company’s stock based compensation plans for the six months ended June 30, 2006 were as follows:

			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value (1)
Outstanding at December 31, 2005	2,222,180	$4.44
Granted	—	—
Exercised	—	—
Canceled	(782,180)	$4.84

Outstanding as of June 30, 2006	1,440,000	$3.60	5.86	—

     The aggregate intrinsic value for the stock options outstanding and exercisable is the excess, if any, of the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

(1)	All outstanding stock option exercise prices are above the current market price for the Company’s stock as of June 30, 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 4 — Stock Option Plan (continued)
     The following table is a summary of the nonvested stock option activity:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2005	129,167	$1.58
Granted	—	—
Vested	(75,833)	$1.57
Canceled	(6,667)	$1.70

Nonvested at June 30, 2006	46,667	$1.57

     As of June 30, 2006, there was $3,000 of total unrecognized compensation expense related to nonvested stock options. This cost will be recognized over 1.5 years.
Note 5 — Indebtedness
     The Company’s long-term debt was as follows (dollars in thousands):

	Interest	June 30	December 31
	Rate(1)	2006	2005
Mortgages payable	7.20%	$5,786	$5,905
Promissory notes	6.42%	2,628	2,355
7% convertible notes	7.00%	3,300	3,300
6% convertible notes	6.00%	2,750	2,750
Other convertible notes	10.25%	2,401	4,275
Subordinated debentures	10.25%	9,577	20,700
Senior note	8.25%	2,800	—
Capital lease obligations		112	287

Total indebtedness		29,354	39,572
Less debt discount on other convertible notes		359	263
Less current portion		6,273	2,533

Total long-term debt, less current portion		$22,722	$36,776

(1)	Current weighted average rate at June 30, 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 5 — Indebtedness (continued)
     Mortgages payable balance primarily represents a promissory note in the amount of $5.6 million due June 30, 2008, secured by the Company’s corporate headquarters. The note bears interest at 7.25% per annum and is payable in equal monthly installments of $51,728, with a final payment of $5.1 million in June 2008. The note may be prepaid in whole or in part, at a redemption price equal to 102% of the principal amount (plus accrued interest) declining to 101% in 2007 with no penalty in the final year. A $.5 million prepayment of principal on the note was made in March 2005 related to the sale of Standard Life.
     The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies. In February 2006, the Company issued an additional $.5 million short-term promissory note due on or before August 30, 2006, as extended. This note bears interest at 9.5% per annum and has an outstanding balance of $.4 million.
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
     On March 21, 2005, the Company issued $4.75 million of other convertible notes. Principal payments are due in monthly installments through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of the Company’s common stock increase above certain levels. Also, the Company may pay interest and principal in shares of its common stock instead of cash under certain circumstances. All principal and interest to date have been paid in cash. These notes are convertible into shares of the Company’s common stock at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with the 7% and 6% convertible notes, because the Company’s common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of common stock at an original exercise price of $3.90 per share, which was reduced to $0.01 per share as part of a settlement negotiated between the holder and the Company. See Note 9.
     On August 9, 2001, SMAN Capital Trust I (the “Trust”) completed a public offering of $20.7 million of its 10.25% preferred securities, which mature on August 9, 2031 (“Trust Preferred Securities”). The Trust, in turn, loaned the offering proceeds to the Company as subordinated debentures with terms similar to the Trust Preferred Securities. Since all income and cash flows into the Trust benefit the preferred securities holders rather than Standard Management, the Trust is not consolidated with Standard Management.
     On March 8, 2006, the Company announced its intention to defer distributions on the Trust Preferred Securities. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to two years. The Company will make a decision each quarter as to the continuation of the deferral of the distributions. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of June 30, 2006 were $.5 million.
     In June 2006, the Company completed an exchange offer for a portion of the Trust Preferred Securities which allowed all Trust Preferred Security holders to exchange their Trust Preferred Securities for six shares of common stock of Standard Management. The Company received tenders for 1,112,341 shares or 53.7% of outstanding Trust Preferred Securities by the expiration date of the offer to exchange. On June 30, 2006, as a result of the exchange offer, the Company issued 6,674,046 shares of its common stock valued at $1.8 million in exchange for $11.1 million of the Trust Preferred Securities and $.6 million of related deferred interest, which in turn, reduced the outstanding balance of the subordinated debentures and accrued interest by like amounts. After the write off of a pro rata portion of previously-unamortized deferred financing fees and the costs of the transaction, the Company recorded a $9.2 million gain upon the exchange as a component of Other Income, net in June 2006.
     On April 13, 2006, the Company entered into a senior loan agreement with one of the officers of a recently acquired company for $2.8 million at an interest rate of 8.25% per annum due April 13, 2008. Additionally, the Company issued warrants exercisable for 100,000 shares of the Company’s common stock. Such warrants shall be exercisable for seventy three cents ($.73) per share. On July 27, 2006, the Company paid in full this indebtedness with the proceeds of a new secured promissory note. See Note 12.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 5 — Indebtedness (continued)
     Interest paid for the six months ended June 30, 2006 and 2005 was $.5 million and $2.1 million, respectively.
Note 6 — Shareholders’ Equity
     Historically, the Company has issued warrants to purchase common stock a) as a component of the purchase price of pharmacy acquisitions, b) in connection with the issuance of convertible debt, c) as an inducement to its independent agents for annuity sales, d) for equity and e) for capital marketing related services. During the first six months of 2006, the Company issued 200,000 warrants recorded as prepaid marketing costs to be amortized in 2007 in the amount of $70,000, 209,591 warrants related to the issuance of common stock recorded to additional paid in capital in the amount of $26,000 and 100,000 warrants related to the $2.8 million of senior debt transaction in April 2006 charged to interest expense in the amount of $27,000. In addition, during 2005, the Company issued a) 125,000 warrants recorded as a charge of $105,000, b) 532,511 warrants recorded as debt discount of $351,000, and c) 80,619 warrants recorded as deferred financing fees of $62,000. The fair value of each warrant granted is estimated at the date of grant using the Black-Scholes option-pricing model with the assumptions used listed in the following table:

		Warrants Outstanding		Warrant Pricing Assumptions
	Exercise	June 30	December 31	Dividend	Expected	Risk-free	Expected
Expiration	Price	2006	2005	Yield	Volatility	Interest Rate	Life (Yrs)
October 2007	$4.92	10,000	10,000	0%	0.615	3.22%	5.0
March 2010	3.28	175,000	175,000	0%	0.345	3.54%	4.0
March 2010	0.01	532,511	532,511	0%	0.646	5.07%	4.0
March 2010	3.90	30,619	30,619	0%	0.345	3.54%	4.0
February 2011	0.88	200,000	—	0%	0.488	4.74%	4.0
May 2011	0.73	100,000	—	0%	0.488	4.74%	4.0
May 2011	0.88	189,043	—	0%	0.646	5.07%	4.0
June 2011	0.88	20,548	—	0%	0.646	5.07%	4.0

		1,257,721	748,130

     During the second quarter of 2006, the Company sold $.5 million or 698,636 shares at $0.73/share of its common stock as part of its previously announced private placement. In addition, 209,591 warrants with an exercise price of $.0.88/share were issued in conjunction with the sale of the common shares to the same investors. The Company paid $3,000 in commissions to registered brokers and the remaining proceeds from the sale were used for general corporate purposes.
     During the second quarter of 2006, the Company purchased 35,671 shares of its common stock for $117,000 related to a share repurchase agreement with some shareholders from one of our July 2005 acquisitions. Under the terms of the acquisition agreement, the Company repurchased those share from the shareholders.
Note 7 — Sale of Real Estate
     In May 2006, the Company sold 4.52 acres of unimproved real estate south of its corporate headquarters in Indianapolis, Indiana. This real estate had previously been classified on the Company’s balance sheet as an asset held for sale. The gross selling price was $1.1 million, resulting in a net gain of $.5 million included in Other Income, net.
     The real estate was purchased by a company controlled by a director of the Company at the time of sale. This individual has subsequently resigned from the Company’s board of directors.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 7 — Sale of Real Estate (continued)
     The $1.1 million in net cash received from the sale was immediately transferred to Laurus Master Fund, Ltd. as repayment of outstanding principal on a convertible loan. With this payment, the Company was deemed to have satisfied its obligation to make payments of the principal portion of the monthly amounts due for the months of June 2006 through November 2006 and a portion of the principal portion due December 2006. The Company wrote off previously unamortized deferred financing fees and debt discount of $156,000 related to this early retired debt as a component of interest expense. In addition, the Company agreed to amend the exercise price of existing warrants granted to Laurus under the original loan agreement. See Note 9.
Note 8 — Pheffer Settlement
     On June 30, 2006, the Company entered into a Settlement Agreement and Mutual Release with Paul B. (Pete) Pheffer, its former executive officer and director, whereby Mr. Pheffer agreed to accept three settlement payments totaling $900,000 in full settlement of his claims against the Company. As previously disclosed in the Company’s filings, subsequent to Mr. Pheffer’s resignation from employment with the Company in May 2005, he claimed that the Company owed him certain severance benefits pursuant to his Employment Agreement. Pursuant to the Employment Agreement, the dispute was submitted to binding arbitration. Mr. Pheffer agreed to accept in full settlement of his severance claim, three payments from the Company in the aggregate amount of $900,000, payable in installments as follows: $50,000 on or before July 31, 2006 (paid timely); $450,000 on or before August 31, 2006 and $400,000 on or before September 30, 2006. In the event that the Company fails to timely make the payments described above or under other certain specified circumstances, then Mr. Pheffer shall be entitled to reinstate his severance claim in the form of an Agreed Judgment against the Company in the amount of $4.15 million. As part of the settlement, the parties agreed to dismiss the arbitration proceeding and agreed to full and total mutual release provisions against the other party for any claims, allegations, and actions of any kind or nature arising from Mr. Pheffer’s employment with the Company.
Note 9 — Laurus Amendment
     On May 23, 2006, the Company entered into an Omnibus Amendment and Waiver (the “Omnibus Amendment”) with Laurus Master Fund, Ltd., amending the Securities Purchase Agreement dated March 21, 2005 between the Company and Laurus.
     Pursuant to the Omnibus Amendment, the Company amended and restated a Secured Convertible Term Note in the original principal amount of $4,750,000, dated March 21, 2005, issued by the Company to Laurus (the “Laurus Note”). The Company also amended and restated a warrant permitting Laurus to purchase up to 532,511 shares of the Company’s common stock, issued March 21, 2005 (the “Warrant”).
     Pursuant to the Omnibus Amendment, Laurus consented to the Company’s sale of certain unimproved real estate in Indianapolis, Indiana (the “Real Estate Sale”) and agreed to release the real estate being sold from the mortgage securing the Company’s obligations under the Laurus Note. The Company was required to remit to Laurus the net proceeds of the Real Estate Sale of approximately $1.1 million. See Note 7.
     The Omnibus Amendment provides that the proceeds of the Real Estate Sale paid by the Company to Laurus will be deemed to satisfy the Company’s obligation under the Laurus Note to make monthly payments of principal on the Laurus Note equal to $158,333, on the first day of each month from June 2006 through November 2006, and a portion equal to $132,535 of a payment of principal due December 1, 2006.
     Under the amended and restated terms of the Laurus Note, the conversion price of the Laurus Note is subject to customary adjustments to avoid dilution, but is no longer subject to reduction in the event the Company sells stock to other parties at a price lower than the conversion price.
     Under the terms of the Omnibus Amendment, the exercise price of the Warrant was reduced to $0.01 per share. The Company recorded additional debt discount related to the re-pricing of the Warrant in an amount of $.2 million. The Securities Purchase Agreement, the Laurus Note and the Warrant were not amended in any other material respect.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 10 — Earnings (Loss) Per Share Data
     Basic earnings (loss) per share are computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated in a similar manner consistent with basic earnings (loss) per share but also include the dilutive effect of the assumed exercise of stock options and warrants under the treasury stock method as well as the effect of convertible debentures using the if converted method.
     The following table is a reconciliation of the basic and diluted earnings (loss) per share computations (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Earnings (loss):
Net income (loss) from continuing operations — basic	$892	$(4,591)	$(3,367)	$(9,794)
Effect of dilutive convertible debt (interest expense)	191	—	—	—

Net income from continuing operations — diluted	1,083	(4,591)	(3,367)	(9,794)

Loss from discontinued operations — basic and diluted	(300)	(772)	(300)	(34,029)

Net income (loss)	$592	$(5,363)	$(3,667)	$(43,823)

Shares:
Weighted average shares outstanding — basic	9,508,135	7,954,446	9,302,812	7,937,780
Dilutive effect of stock options and warrants	224,115	—	—	—
Dilutive effect of convertible debentures	2,564,215	—	—	—

Weighted average shares outstanding — diluted	$12,296,465	$7,954,446	$9,302,812	$7,937,780

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.09	$(0.58)	$(0.36)	$(1.23)
Income (loss) from discontinued operations	$(0.03)	$(0.10)	$(0.03)	$(4.29)

Net income (loss)	$0.06	$(0.68)	$(0.39)	$(5.52)

Diluted:
Income (loss) from continuing operations	$0.09	$(0.58)	$(0.36)	$(1.23)
Income (loss) from discontinued operations	$(0.03)	$(0.10)	$(0.03)	$(4.29)

Net income (loss)	$0.06	$(0.68)	$(0.39)	$(5.52)

     For the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005, the Company reported a net loss from continuing operations for the periods and therefore the effect of assumed stock options and warrants as well as the effect of the convertible debentures were excluded from the computation of diluted earnings (loss) per share since they would be anti-dilutive.
     Common stock equivalents outstanding as of June 30, 2006 and 2005 were convertible or exercisable into 5,153,800 and 4,523,259 shares, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 11 – Prime Vendor Agreement
     In March 2006, the Company entered into a Prime Vendor Agreement with its primary pharmaceutical supplier (“Supplier”) whereby the Supplier became the primary vendor for certain of the Company’s pharmaceutical products in exchange for favorable pricing on those products. Under that agreement, the Company would be obligated to pay the Supplier a fee of $1.0 million if the Company terminated the agreement under certain circumstances or otherwise breached the terms of the agreement. Such terms include, among other things, minimum annual absolute purchase volumes and minimum percentage volumes related to certain products eventually sold by the Company. Based on purchases through June 30, 2006 and projected purchases for the remainder of the term of the agreement — including purchases from potential businesses acquired by the Company, management believes that the minimum annual purchase requirements will be met and has therefore not recorded a liability for the potential payment; however, no assurances can be made that such minimum purchases will, in fact, be consummated.
Note 12 – Subsequent Events
     On July 27, 2006, the Company entered into a secured promissory note in favor of an individual, who, until the issuance, was a member of the Company’s board of directors, in the principal amount of $2.8 million at an interest rate of 12.0% per annum due no later than September 15, 2006. The proceeds from this note were used to retire the $2.8 million senior loan issued on April 13, 2006. See Note 5. On August 11, 2006, the Company repaid the sum of $3.1 million, including all but $500,000 of the tender fee and facility fee, on this secured promissory note. The Company entered into an amended and restated secured promissory note with this individual, in the principal amount of $500,000 which bears interest at an annual rate of 12% and is due no later than September 15, 2006. This individual resigned from the Company’s board of directors on July 27, 2006.
     Subsequent to June 30, 2006, the Company’s management and Board of Directors authorized the sale of certain rights, properties and assets of its Rainier and Holland subsidiaries (the “Rainier Business”). Such sale was subsequently negotiated and closed on August 11, 2006 pursuant to an Asset Purchase Agreement (the “Agreement”) with Omnicare, Inc. (“Omnicare”). Accordingly, the operations of the Rainier Business will be reflected as discontinued operations in future financial statements and prior financial statements will be reclassified to similarly reflect these operations. The revenues and net loss of the Rainier Business for the six months ended June 30, 2006 were $13.4 million and $.1 million, respectively. Total assets of the Rainier Business as of June 30, 2006 were $16.4 million, including $10.4 million of intangible assets and goodwill.
     At the closing, Omnicare agreed to pay the Company an aggregate purchase price of up to $13.22 million and assumed certain liabilities of the Rainier Business valued at $750,000. Of the purchase price, (1) $12 million in cash was paid by Omnicare at the closing, (2) up to an additional $.7 million payment may be made within 30 days of the four month anniversary of the closing, and (3) within 30 days of December 31, 2006, a contingent payment of up to $520,000 may be made based on a calculation defined in the Agreement. The purchase price is subject to a potential post-closing adjustment to be measured against a specified net asset value of the purchased assets. The Company also agreed to grant Omnicare a three year right of first refusal for the purchase of any other pharmacy businesses of the Company. The Company expects to record a loss on the sale of approximately $3.4 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 12 – Subsequent Events (continued)
     On August 11, 2006, the Company, along with its subsidiary Rainier Home Health Care Pharmacy, Inc., entered into a Settlement Agreement with John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust (collectively, the “Trans”), who were the former owners of Rainier, which the Company purchased in July 2005. The Settlement Agreement resolves all disputes among the parties with respect to, among other matters, a promissory note granted by the Company to the Trans as part of the consideration for the acquisition, the amount of bonus and earn-out payments owed to Mr. Tran under the terms of his Employment Agreement with Rainier and certain leases entered into with the Trans as part of the acquisition. Under the settlement, the Company has paid the Trans approximately $5.5 million, of which approximately $1.5 million was for the repayment of the promissory note, $1.0 million for the disputed earn-out payments, $150,000 for the disputed bonus payment, $2.5 million to redeem all 762,195 shares of common stock of the Company issued to the Trans as part of the acquisition at their guaranteed price, $310,000 to redeem all of their shares purchased by the Trans and other associates of the Trans in May 2006 as part of the Company’s private placement at the acquisition price. In exchange for this payment, the Company received a full and absolute release of any and all claims and liens made by the Trans against the Company. The Company also agreed to release the Trans from any and all claims it had against them pertaining to these matters. Finally, the Company agreed to dismiss with prejudice all litigation currently pending pertaining to these matters.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2006 and June 30, 2005:
     The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2005, should be read in conjunction with this Form 10-Q.
Continuing Operations:
Net revenues
Quarterly analysis:
•	Sales for the second quarter of 2006 increased $10.1 million or 407% to $12.6 million compared to the second quarter of 2005, primarily due to $10.7 million of net revenues from our 2005 acquisitions partially offset by a decline in revenue in our base of business existing prior to the 2005 acquisitions, primarily at our Apothecary Solutions operations.
Year-to-date analysis:
•	Sales for the first six months of 2006 increased $21.9 million or 467% to $26.6 million compared to the second quarter of 2005, primarily due to $22.0 million of net revenues from our 2005 acquisitions partially offset by a decline in revenue in our base of business existing prior to the 2005 acquisitions, primarily at our Apothecary Solutions operations.
Gross profit
Quarterly analysis:
•	Gross profit for the second quarter of 2006 increased by $3.2 million or 610% to $3.8 million compared to the second quarter of 2005, primarily due to $3.3 million of gross profit from our 2005 acquisitions.

Year-to-date analysis:
•	Gross profit for the first six months of 2006 increased by $6.8 million or 712% to $7.7 million compared to the second quarter of 2005, primarily due to $6.9 million of gross profit from our 2005 acquisitions.
Selling, general and administrative expenses
Quarterly analysis:
•	Selling, general and administrative expenses for the second quarter of 2006 increased by $4.6 million or 132% to $8.0 million compared to the second quarter of 2005, primarily due to $3.0 million of expenses from our 2005 acquisitions; $.9 million provided for the Pheffer settlement (see Note 8 to the Notes to the Consolidated Financial Statements); and $1.0 million of previously deferred costs related to potential acquisitions and financings and the In-House acquisition termination fee (see Note 3 to the Notes to the Consolidated Financial Statements)

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
Year-to-date analysis:
•	Selling, general and administrative expenses for the first six months of 2006 increased by $7.4 million or 100% to $14.9 million compared to the second quarter of 2005, primarily due to $6.1 million of expenses from our 2005 acquisitions $.9 million provided for the Pheffer settlement (see Note 8 to the Notes to the Consolidated Financial Statements); and $1.0 million of previously deferred costs related to potential acquisitions and financings and the In-House acquisition termination fee (see Note 3 to the Notes to the Consolidated Financial Statements).
Depreciation and amortization
Quarterly analysis:
•	Depreciation and amortization was $.6 million and $.5 million in the second quarter of 2006 and 2005, respectively primarily due to expenses from our 2005 acquisitions.
Year-to-date analysis:
•	Depreciation and amortization for the first six months of 2006 was $1.2 million and $1.0 million in the second quarter of 2006 and 2005, respectively primarily due to expenses from our 2005 acquisitions.
Other income
Quarterly analysis:
•	Other income for the second quarter of 2006 of $7.1 million is due primarily to the following: $.5 million of income from the sale of real estate (see Note 7 to the Notes to the Consolidated Financial Statements), $9.2 million of income from the exchange offer for the Trust Preferred Securities (see Note 5 to the Notes to the Consolidated Financial Statements), $2.8 million of loss from the sale the Series A Preferred Stock (see Note 2 to the Notes to the Consolidated Financial Statements) and $.2 million of income due to the dividends received from the Series A Preferred Stock, as well as rental income from leasing space at the Company’s corporate headquarters to the purchaser of Standard Life.
Year-to-date analysis:
•	Other income for the first six months of 2006 of $7.3 million is due primarily to the following: $.5 million of income from the sale of real estate (see Note 7 to the Notes to the Consolidated Financial Statements), $9.2 million of income from the exchange offer for the Trust Preferred Securities (see Note 5 to the Notes to the Consolidated Financial Statements), $2.8 million of loss from the sale the Series A Preferred Stock (see Note 2 to the Notes to the Consolidated Financial Statements ) and $.4 million of income due to the dividends received from the Series A Preferred Stock, as well as rental income from leasing space at the Company’s corporate headquarters to the purchaser of Standard Life.
Interest expense
Quarterly analysis:
•	Interest expense for the second quarter of 2006 increased by $.2 million or 14% to $1.4 million compared to the second quarter of 2005, primarily due to our senior note issued in the second quarter of 2006 and additional new debt in 2005, partially offset by the repayment of our senior secured credit facility upon the June 2005 sale of Standard Life.
Year-to-date analysis:
•	Interest expense for the first six months of 2006 remained steady at $2.3 million, primarily due to our senior note issued in the second quarter of 2006 and additional new debt in 2005, partially offset by the repayment of our senior secured credit facility upon the June 2005 sale of Standard Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
Federal income tax expense
•	Provision for federal income tax remained zero due to a 100% valuation allowance on the year-to-date net losses in 2006 and 2005.
Discontinued Operations:
Quarterly analysis:
•	Net loss from discontinued operations for the second quarter of 2006 was $.3 million compared to net loss of $.8 million for the second quarter of 2005. The reported results from discontinued operations related to our previous domestic financial services business which was sold in June 2005. The 2006 loss consists of a $.3 million loss from discontinued operations upon settlement of the purchase price adjustment dispute with Capital Assurance.
Year-to-date analysis:
•	Net loss from discontinued operations for the first six months of 2006 was $.3 million compared to net loss of $34 million for the first six months of 2005. The reported results from discontinued operations related to our previous domestic financial services business which was sold in June 2005. The 2006 loss consists of a $.3 million loss from discontinued operations upon settlement of the purchase price adjustment dispute with Capital Assurance. The 2005 loss includes a $35 million impairment charge resulting from that sale for which no tax benefit has been recorded.
Subsequent to June 30, 2006, the Company’s management and Board of Directors authorized the sale of certain rights, properties and assets of its Rainier and Holland subsidiaries (the “Rainier Business”). Such sale was subsequently negotiated and closed on August 11, 2006 pursuant to an Asset Purchase Agreement (the “Agreement”) with Omnicare, Inc. (“Omnicare”). Accordingly, the operations of the Rainier Business will be reflected as discontinued operations in future financial statements and prior financial statements will be reclassified to similarly reflect these operations. The revenues and net loss of the Rainier Business for the six months ended June 30, 2006 were $13.4 million and $.6 million, respectively. Total assets of the Rainier Business as of June 30, 2006 were $16.4 million, including $10.4 million of intangible assets and goodwill.
Liquidity and Capital Resources
     Our net cash used in continuing operating activities during the six months ended June 30, 2006 was $4.1 million compared to cash used in operating activities of $10.3 million during the six months ended June 30, 2005. The improvement in net cash used in operating activities in 2006 is primarily attributable to the deferral of trade and accounts payable balances of $4.7 million and the deferral of distributions on our Trust Preferred Securities of $.5 million, partially offset by expenses associated with the continued development of our pharmacy operating platform, increased accounts receivable balance, as well as interest expense and salary expense at the holding company level. The net cash used in operating activities in 2005 is mainly attributable to expenses associated with the continued development of our pharmacy operating platform, as well as interest expense and salary expense at the holding company level.
     Our net cash provided by continuing investing activities during the six months ended June 30, 2006 was $1.6 million compared to cash provided by investing activities of $47.3 million during the six months ended June 30, 2005. The 2006 cash provided by investing activities was primarily related to the sale of real estate (see Note 7 to the Notes to the Consolidated Financial Statements) and the sale the Series A Preferred Stock (see Note 2 to the Notes to the Consolidated Financial Statements). The 2005 cash provided by investing activities was primarily related to the $47.2 million proceeds from the sale of Standard Life.
     Our net cash provided by continuing financing activities during the six months ended June 30, 2006 was $1.2 million compared to net cash used in financing activities of $12.1 million during the six months ended June 30, 2005. The net cash provided by financing activities in 2006 was mainly attributable to increased borrowings under the new $2.8 million senior note partially offset by the repayment of $1 million of certain convertible notes from the net proceeds from the sale of real estate (see Note 7 to the Notes to the Consolidated Financial Statements). The net cash used in financing activities in 2005 was mainly attributable to the repayment and termination of our senior credit facility upon the sale of Standard Life partially offset by the following; increased borrowings under convertible notes issued in 2005 and borrowings and cash received from our discontinued operations in 2005.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
     At June 30, 2006, our cash and cash equivalents were $1.0 million compared to $2.2 million at December 31, 2005. Our cash position was negatively impacted by a continued high use of cash at one of our operating subsidiaries and at the holding company, partially offset by the deferral of interest, trade and accounts payable balances. Management believes it has identified the causes of the excessive use of cash and is attempting to implement a plan to correct them, principally by reducing operating costs through reducing head count and controlling operating expenses. While we believe these measures will have a positive impact on our cash position going forward, there can be no assurance that these measures will be successful enough or that our cash position will not continue at unacceptably low levels.
     In February 2006, we announced a comprehensive capital plan to address a concern that arose in early 2006 that, unless we received a significant cash infusion, our available cash most likely will not be sufficient to meet our anticipated operational needs at some point in 2006. The plan contemplated raising cash through a variety of financing transactions designed to supplement working capital and to fund the cash portion of a number of strategic acquisitions being pursued by us. As part of this plan and other activities:
•	On March 8, 2006, we announced that we elected to defer distributions, beginning March 31, 2006, on the 10.25% preferred securities (the “Trust Preferred Securities”) of our subsidiary SMAN Capital Trust I for up to two years. As a result of this deferral, we will retain for corporate use approximately $530,000 per quarter (prior to the impact of the exchange offer described in Note 5 to the Notes to the Consolidated Financial Statements) until distributions are resumed. All unpaid distributions will accrue interest at the rate of 10.25% annually until paid.

•	On April 13, 2006, we entered into a senior loan agreement with one of our officers for $2.8 million, which we have subsequently refinanced into a new senior loan agreement with one of our former board members for $2.8 million and then partially retired with proceeds from the sale of the Rainier Business (see Note 2 and Note 12 to the Notes to the Consolidated Financial Statements).

•	In May 2006, we sold 4.52 acres of unimproved real estate south of our corporate headquarters in Indianapolis, Indiana. The gross selling price was $1.1 million. The $1.1 million in net cash received from the sale was immediately transferred to Laurus Master Fund, Ltd. as repayment of outstanding principal on a convertible loan. With this payment, the Company was deemed to have satisfied its obligation to make payments of the principal portion of the monthly amounts due for the months of June 2006 through November 2006 and a portion of the principal portion due December 2006 (see Note 7 to the Notes to the Consolidated Financial Statements).

•	On June 29, 2006, we entered into a Redemption Agreement with Capital Assurance whereby for a gross payment of $1.5 million to us (a net of $1.0 million after the deduction of certain agreed upon amounts), the parties agreed upon the terms for the redemption of the Series A Preferred Stock. The net redemption price of $1.0 million was paid to us by Capital Assurance in June 2006. As additional consideration for the redemption, Capital Assurance agreed to release and discharge us from any further indemnification obligations relating to all pending legal actions against Standard Life. The agreement to release us from the indemnification obligations for these legal actions allowed us to remove approximately $800,000 in legal reserves from our financial statements as of June 30, 2006. We and Capital Assurance also agreed to resolve all issues with respect to a pending action concerning an adjustment to the purchase price for the sale of Standard Life and to dismiss the action with prejudice (see Note 2 to the Notes to the Consolidated Financial Statements).

•	On June 30, 2006, we completed an exchange offer for 53.7% of the outstanding $20.7 million of Trust Preferred Securities, whereby holders of Trust Preferred Securities exchanged each Trust Preferred Security for six shares of our common stock (see Note 5 to the Notes to the Consolidated Financial Statements).

•	During the first quarter of 2006 we announced our intention to issue up to 15 million shares in a private placement of our common stock. As of June 30, 2006, we issued 698,636 shares for $.5 million.

•	On August 11, 2006, we sold certain rights, properties and assets of its Rainier and Holland subsidiaries (the “Rainier Business”), pursuant to an Asset Purchase Agreement (the “Agreement”) with Omnicare, Inc. (“Omnicare”). The revenues and net loss of the Rainier Business for the six months ended June 30, 2006 were $13.4 million and $.6 million, respectively. Total assets of the Rainier Business as of June 30, 2006 were $16.4 million, including $10.4 million of intangible assets and goodwill. At the closing, Omnicare agreed to pay us an

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
aggregate purchase price of up to $13.22 million and assumed certain liabilities of the Rainier Business valued at $750,000. Of the purchase price, (1) $12 million in cash was paid by Omnicare at the closing, (2) up to an additional $.7 million payment may be made within 30 days of the four month anniversary of the closing, and (3) within 30 days of December 31, 2006, a contingent payment of up to $520,000 may be made based on a calculation defined in the Agreement. We expect to record a loss on the sale of approximately $3.4 million. We retained approximately $3.5 million in net cash proceeds from the closing after payment of certain indebtedness and transaction costs.
     Based on current estimates of cash flow, management believes that even considering the net proceeds retained from the Rainier Business sale, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point during 2006, we will most likely not have sufficient cash to meet our cash requirements. In their report dated April 14, 2006 included as part of our Annual Report on Form 10-K for the year ended December 31, 2005, our independent auditors have expressed “substantial doubt” about our ability to continue as a going concern based on our recurring losses from continuing operations and the possibility that we may not have adequate financing to meet all of our near-term operating needs. Management believes, but cannot guarantee, that it can adequately address these issues by a) significantly reducing the rate of cash use at one of our operating subsidiaries, b) raising additional capital, either through the sale of our securities or certain assets, and c) using a portion of such capital to continue to acquire profitable businesses that will provide cash flow from operations. We must caution, however, that the fact that we received a “going concern opinion” from our independent auditors will likely make it more difficult to raise capital on favorable terms and could hinder, to some extent, our operations and acquisition program.
Estimated Cash Required in 2006
     The Company has estimated required interest payments of $.6 million (excluding the Trust Preferred Securities payments discussed previously) and estimated required principal payments of $4.8 million for the remainder of 2006 related to our debt.
     Contractual Obligations: During the second quarter of 2006, there were no significant changes in our reported payments due under other contractual obligations at December 31, 2005 other than for $.9 million under the Pheffer settlement..
     Off-Balance Sheet Arrangements: We have guaranteed the market value of the common stock we issued in several of our acquisitions at certain anniversary dates through June 2008 at a strike price of $3.28. As of August 8, 2006, the sales price of our common stock was well below $3.28 per share. Those guaranteed values are included in the purchase prices of these acquisitions. Should our common stock price continue to be below the guaranteed price on the applicable anniversary dates, we would have to pay the difference to the sellers in cash or in additional shares of common stock. Also included in one of our acquisitions is a contingent performance bonus that we may be required to pay in the event that specific earnings targets over the next one to two years are met. As part of a Settlement Agreement entered into by the Company on August 11, 2006, a payment of $1,150,000 was made to this individual in full payment of this bonus and earn out payments, the amount of which had been disputed by the parties. For more information on this payment, see “Part II-Item 5-Other Information.”
     In March 2006, the Company entered into a Prime Vendor Agreement with its primary pharmaceutical supplier (“Supplier”) whereby the Supplier became the primary vendor for certain of the Company’s pharmaceutical products in exchange for favorable pricing on those products. Under that agreement, the Company would be obligated to pay the Supplier a fee of $1.0 million if the Company terminated the agreement under certain circumstances or otherwise breached the terms of the agreement. Such terms include, among other things, minimum annual absolute purchase volumes and minimum percentage volumes related to certain products eventually sold by the Company. Based on purchases through June 30, 2006 and projected purchases for the remainder of the term of the agreement — including purchases from potential businesses acquired by the Company, management believes that the minimum annual purchase requirements will be met and has therefore not recorded a liability for the potential payment; however, no assurances can be made that such minimum purchases will, in fact, be consummated.
Cautionary Notice Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained in this Report on Form 10-Q relative to markets for our products, trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our business strategy and prospects, our acquisition strategy, the operation and performance of acquired

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
businesses post-acquisition, future financing plans, sources and availability of capital, governmental regulations and their effect on us and our competition. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include:
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
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of June 30, 2006 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 30, 2006, the Company entered into a Settlement Agreement and Mutual Release with Paul B. (Pete) Pheffer, its former executive officer and director. For more details, see Note 8 to the Notes to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
     Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC. In addition, this report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These forward-looking statements involve a number of risks and uncertainties. These and other risks are noted in the Risk Factors section of the Form 10-K identified above and Cautionary Notice Regarding Forward-Looking Statements provided at the end of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the second quarter of 2006, the Company sold $.5 million or 698,636 shares at $0.73/share of its common stock as part of its previously announced private placement. In addition, 209,591 warrants with an exercise price of $.0.88/share were issued in conjunction with the sale of the common shares to the same investors. The Company paid $3,000 in commissions to registered brokers and the remaining proceeds from the sale were used for general corporate purposes. The issuances and sale of the shares were made in reliance on the exemption from registration provided in Regulation D, Rule 506 under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The shares were acquired by eight accredited investors for investment with no view toward the resale or distribution thereof. As discussed in “Item 5-Other Information” below, certain of the shares sold as part of the private placement were redeemed by the Company as part of the Settlement Agreement with the purchasers.
     In May 2006 and May 2005, the Company settled anniversary date stock price guarantees related to a 2004 acquisition by issuing 116,456 shares of its common stock valued at $96,659 and $84,000 in cash, respectively, representing the difference between the guaranteed stock price and actual stock price on dates of issuance. These shares were issued to two individuals in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. These shares were subsequently registered by the Company for resale to the public under a registration statement filed under Form S-3.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     The Company was obligated to pay $198,000 in semi-annual interest related to its 6% and 7% convertible notes on July 1, 2006. The Company has tendered the defaulted interest to the trustee for payment to the holders of the convertible notes, and expects such interest payments to be made on or about August 17, 2006.
ITEM 5. OTHER INFORMATION
     Subsequent to June 30, 2006, the Company’s management and Board of Directors authorized the sale of certain rights, properties and assets of its Rainier and Holland subsidiaries (the “Rainier Business”). Such sale was subsequently negotiated and closed on August 11, 2006 pursuant to an Asset Purchase Agreement (the “Agreement”) with Omnicare, Inc. (“Omnicare”). Accordingly, the operations of the Rainier Business will be reflected as discontinued operations in future financial statements and prior financial statements will be reclassified to similarly reflect these operations. The revenues and net loss of the Rainier Business for the six months ended June 30, 2006 were $13.4 million and $.6 million, respectively. Total assets of the Rainier Business as of June 30, 2006 were $16.4 million, including $10.4 million of intangible assets and goodwill.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
     At the closing, Omnicare agreed to pay the Company an aggregate purchase price of up to $13.22 million and assumed certain liabilities of the Rainier Business valued at $750,000. Of the purchase price, (1) $12 million in cash was paid by Omnicare at the closing, (2) up to an additional $.7 million payment may be made within 30 days of the four month anniversary of the closing, and (3) within 30 days of December 31, 2006, a contingent payment of up to $520,000 may be made based on a calculation defined in the Agreement. The purchase price is subject to a potential post-closing adjustment to be measured against a specified net asset value of the purchased assets. The Company also agreed to grant Omnicare a three year right of first refusal for the purchase of any other pharmacy businesses of the Company. The Company expects to record a loss on the sale of approximately $3.4 million.
     On August 11, 2006, the Company, along with its subsidiary Rainier Home Health Care Pharmacy, Inc., entered into a Settlement Agreement with John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust (collectively, the “Trans”), who were the former owners of Rainier, which the Company purchased in July 2005. The Settlement Agreement resolves all disputes among the parties with respect to, among other matters, a promissory note granted by the Company to the Trans as part of the consideration for the acquisition, the amount of disputed bonus and disputed earn-out payments owed to Mr. Tran under the terms of his Employment Agreement with Rainier and certain leases entered into with the Trans as part of the acquisition. Under the settlement, the Company has paid the Trans approximately $5.5 million, of which approximately $1.5 million was for the repayment of the promissory note, $1.0 million for the disputed earn-out payments, $150,000 for the disputed bonus payment, $2.5 million to redeem all 762,195 shares of common stock of the Company issued to the Trans as part of the acquisition at their guaranteed price, $310,000 to redeem all of the shares purchased by the Trans and other associates of the Trans in May 2006 as part of the Company’s private placement at their acquisition price. In exchange for this payment, the Company received a full and absolute release of any and all claims and liens made by the Trans against the Company. The Company also agreed to release the Trans from any and all claims it had against them pertaining to these matters. Finally, the Company agreed to dismiss with prejudice all litigation currently pending pertaining to these matters.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
10.1	Omnibus Amendment and Waiver by and between Standard Management Corporation and Laurus Master Fund, Ltd. dated May 23, 2006.

10.2	Secured Promissory Note dated July 27, 2006 in favor of Michael G. Browning.

10.3	Guaranty by and among Rainier Home Health Care Pharmacy, Inc., Precision Healthcare, Inc. Long Term Rx, Inc., Home Med Channel, Inc., Holland Drug Store, Inc. and Michael G. Browning dated July 27, 2006.

10.4	Pledge Agreement by and between Rainier Home Health Care Pharmacy, Inc. and Michael G. Browning dated July 27, 2006.

10.5	Pledge Agreement by and between U.S. Health Services Corporation and Michael G. Browning dated July 27, 2006.

10.6	Security Agreement by and among Rainier Home Health Care Pharmacy, Inc., Precision Healthcare, Inc. Long Term Rx, Inc., Home Med Channel, Inc., Holland Drug Store, Inc. and Michael G. Browning dated July 27, 2006.

10.7	Asset Purchase Agreement by and among Standard Management Corporation, Rainier Home Health Care Pharmacy, Inc., Holland Compounding Pharmacy, Inc., Holland Drug Store, Inc. and Omnicare, Inc. dated July 28, 2006.

10.8	Redemption Agreement, dated as of June 29, 2006, by and between Standard Management Corporation and Capital Assurance Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2006, File No. 0-20882).

10.9	Settlement Agreement and Mutual Release, dated June 30, 2006, by and between Standard Management Corporation and Paul B. (Pete) Pheffer (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2006, File No. 0-20882).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
     On April 6, 2006, we filed a report on Form 8-K with the Commission related to the receipt from the Nasdaq Stock Market of a notice of delisting for failure to satisfy a continued listing rule.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
     On April 21, 2006, we filed a report on Form 8-K with the Commission related to the receipt from the Nasdaq Stock Market of an additional notice of delisting for failure to satisfy a continued listing rule.
     On April 26, 2006, we filed a report on Form 8-K with the Commission related to the entry into the Agreement and Plan of Merger with In-House Pharmacies, Inc. and its shareholders.
     On April 27, 2006, we filed a report on Form 8-K with the Commission related to the release of our financial results for the year ended December 31, 2005.
     On May 19, 2006, we filed a report on Form 8-K with the Commission related to the release of our financial results for the three months ended March 31, 2006 and our decision to voluntarily terminate the quotation of our common stock and trust preferred securities on the Nasdaq Stock Market.
     On May 26, 2006, we filed a report on Form 8-K with the Commission related to the Omnibus Amendment and Waiver with Laurus Master Fund, Ltd., the termination of the Agreement and Plan of Merger with In-House Pharmacies, Inc. and its shareholders, the holding of an initial closing under our announced private placement of securities and the sale of certain unimproved real estate to an affiliate of a then director of Standard Management.
     On June 27, 2006, Standard Management Corporation Savings Plan filed a report on Form 8-K with the Commission related to a change in independent auditors for the Plan for the fiscal year ended December 31, 2005.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 17, 2006

STANDARD MANAGEMENT CORPORATION
(Registrant)

By:	/s/ Ronald D. Hunter

Ronald D. Hunter
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Michael B. Edwards

Michael B. Edwards
Chief Financial Officer
(Principal Financial and Accounting Officer)