Form 10-Q
period 2006-09-30
STANDARD MANAGEMENT CORP
filed 2006-11-20
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of November 15, 2006, the Registrant had 16,171,194 shares of common stock outstanding.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	September 30	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$614	$1,876
Accounts receivable, net	2,557	3,549
Inventories	1,594	1,841
Prepaid and other current assets	1,093	782
Assets of discontinued operations	—	14,373

Total current assets	5,858	22,421

Property and equipment, net	9,428	10,141
Assets held for sale	942	1,506
Deferred financing fees, net	1,095	2,009
Officer and other notes receivable, less current portion	809	842
Investments in unconsolidated subsidiaries	160	5,160
Intangible assets, net	1,281	1,870
Goodwill	3,334	4,050
Other noncurrent assets	1,337	1,388

Total assets	$24,244	$49,387

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,984	$1,143
Accrued expenses	2,482	1,830
Current portion of long-term debt	4,097	2,532
Liabilities of discontinued operations	439	1,068

Total current liabilities	10,002	6,573

Long-term debt, less current portion	22,551	36,776
Other long-term liabilities	1,886	1,095

Total liabilities	34,439	44,444
Shareholders’ equity:
Common stock, no par value, warrants and additional paid in capital, 60,000,000 shares and 40,000,000 shares authorized in 2006 and 2005, respectively, and 18,944,700 and 10,712,859 shares issued in 2006 and 2005, respectively	70,770	68,537
Retained deficit	(70,245)	(55,793)
Treasury stock, at cost, 2,840,173 and 1,617,651 shares in 2006 and 2005, respectively	(10,828)	(7,901)
Accumulated other comprehensive income	108	100

Total shareholders’ equity	(10,195)	4,943

Total liabilities and shareholders’ equity	$24,244	$49,387

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net revenues	$4,883	$5,461	$17,688	$9,707
Cost of sales	3,845	4,150	13,541	7,590

Gross profit	1,038	1,311	4,147	2,117

Selling, general and administrative expenses	3,846	4,321	14,302	11,526
Goodwill Impairment	950	—	950	—
Depreciation and amortization	408	451	1,282	1,449

Operating loss	(4,166)	(3,461)	(12,387)	(10,858)

Other income, net	169	392	7,467	392

Interest expense	(1,739)	(1,012)	(4,064)	(3,322)

Income (loss) before income taxes	(5,736)	(4,081)	(8,984)	(13,788)

Income tax expense (benefit)	—	—	—	—

Net loss from continuing operations	(5,736)	(4,081)	(8,984)	(13,788)

Income (loss) from discontinued operations, net of income tax expense of $0, $50, $0, and $212, respectively	(5,049)	239	(5,468)	(33,877)

Net loss	$(10,785)	$(3,842)	$(14,452)	$(47,665)

Income (loss) per share:
Basic and diluted:
Loss from continuing operations	$(0.35)	$(0.46)	$(0.77)	$(1.67)
Income (loss) from discontinued operations	$(0.31)	$0.03	$(0.47)	$(4.11)

Net loss	$(0.66)	$(0.43)	$(1.24)	$(5.78)

Weighted average shares outstanding	16,243,844	8,895,592	11,641,923	8,250,631

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

		Common stock,			Accumulated
		warrants and			other
		additional paid			comprehensive
	Total	in capital	Retained deficit	Treasury stock	income
Balance at January 1, 2005	$60,032	$64,369	$(1,529)	$(7,703)	$4,895

Comprehensive loss:
Net loss	(47,665)	—	(47,665)	—	—
Change in unrealized loss on securities, net of income tax provision of $2,670	(4,827)	—	—	—	(4,827)

Comprehensive loss	(52,492)
Treasury stock acquired	(174)			(174)
Issuance of common stock in business acquisitions	4,100	4,100	—	—	—
Stock-based compensation adjustment	(27)	(27)	—	—	—
Adjustments due to stock price contingency	(84)	(84)	—	—	—
Issuance of warrants	518	518	—	—	—
Exercise of common stock options	(14)	(14)	—	—	—

Balance at September 30, 2005	$11,859	$68,862	$(49,194)	$(7,877)	$68

Balance at January 1, 2006	$4,943	$68,537	$(55,793)	$(7,901)	$100

Comprehensive loss:
Net loss	(14,452)	—	(14,452)	—	—
Change in unrealized gain on securities	8	—	—	—	8

Comprehensive loss	(14,444)

Stock-based compensation expense	36	36	—	—	—
Exchange — Trust Preferred	1,802	1,802	—	—	—
Reclassification of warrants to liabilities	(140)	(140)	—	—	—
Issuance of warrants	123	123	—	—	—
Sale of common stock, net of issuance costs	412	412	—	—	—
Treasury stock acquired	(2,927)	—	—	(2,927)	—

Balance at September 30, 2006	$(10,195)	$70,770	$(70,245)	$(10,828)	$108

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	(14,452)	$(47,665)
Net loss from discontinued operations	(5,468)	(33,877)

Net loss from continuing operations	(8,984)	(13,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,231	1,473
Amortization and writeoff of deferred financing costs and debt discount	511	253
Gain on Trust Preferred exchange	(9,194)	—
Non-cash stock compensation expense	36	105
Provision for bad debts	960	275
Warrant valuation adjustment	(237)	—
Net gain related to sale of assets	2,148	(27)
Change in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable	126	(1,264)
Inventories	247	(647)
Prepaid and other current assets	(283)	707
Accounts payable	1,841	(148)
Accrued expenses	930	(707)
Other	2	181

Net cash used in operating activities of continuing operations	(9,666)	(13,587)

INVESTING ACTIVITIES:
Capital expenditures	(175)	(723)
Receipt (refund) of proceeds from sale of Standard Life	(300)	47,214
Proceeds from sale of assets held for sale	1,083	—
Redemption of preferred stock	1,500	—
Cash received for sale of businesses	12,000	—
Cash paid for business purchased	—	(11,157)
Change in other noncurrent assets, net	8	750

Net cash provided by investing activities of continuing operations	14,116	36,084

FINANCING ACTIVITIES:
New borrowings	7,555	4,750
Net cash received from discontinued operations	(2,355)	(493)
Proceeds from sale of stock and warrants, net	412	(14)
Purchase of treasury stock	(2,927)	(174)
Deferred financing costs paid	(55)	(480)
Repayments of long-term debt	(8,342)	(18,752)

Net cash used in financing activities of continuing operations	(5,712)	(15,163)

Net cash used in operating activities of discontinued operations	(2,624)	73,010
Net cash (used by) provided by investing activities of discontinued operations	(88)	9,463
Net cash provided by financing activities of discontinued operations	2,355	40,806

Net decrease in cash and cash equivalents of discontinued operations	(357)	(22,741)

Total decrease in cash and cash equivalents	(1,619)	(15,407)
Net decrease in cash and cash equivalents of discontinued operations	(357)	(22,741)

Net (decrease) increase in cash and cash equivalents of continuing operations	(1,262)	7,334

Cash and cash equivalents of continuing operations at beginning of period	1,876	1,101

Cash and cash equivalents of continuing operations at end of period	$614	$8,435

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
     The Company’s unaudited, consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission (the “Commission”) applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company has also reclassified certain amounts from the prior periods to conform to the 2006 presentation and to reflect our now discontinued operations separately from our continuing operations. These reclassifications have no effect on net loss or shareholders’ equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”).
     Our discontinued operations include our a) Financial Services businesses, Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary Dixie Life Insurance Company (“Dixie”) which we sold in June 2005, b) our Seattle-based pharmacy operations, Rainier Home Health Care Pharmacy, Inc. (“Rainier”) and Holland Drug Store, Inc. (“Holland”) which we sold in August 2006 and c) one of our Indiana-based pharmacy operations, Pharmaceutical Corporation of America, LLC (“PCA”) which we sold in July 2006. Subsequent to September 30, 2006, we also committed to and then sold another of our Indiana-based pharmacy operations, Long Term Rx, Inc. (“Long Term Rx”) along with a significant customer of yet another Indiana-based pharmacy operation in October 2006. The accompanying financial statements do not reflect our Long Term Rx operations as discontinued as our commitment to sell this operation was not made until after September 30, 2006; however, effective with our reporting for the quarter and year ending December 31, 2006, we will recast our prior operating results to reflect Long Term Rx as a discontinued operation. See Notes 2 and 4 for further description of these business sales.
     Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point within the next several months, we may not have sufficient cash to meet our cash requirements. In their report dated April 14, 2006 included as part of our Form 10-K, our independent auditors have expressed “substantial doubt” about our ability to continue as a going concern based on our recurring losses from continuing operations and the possibility that we may not have adequate financing to meet all of our near-term operating needs. Management believes, but cannot guarantee, that it can adequately address these issues by a) significantly reducing the rate of cash use at our remaining operations and corporate headquarters, b) raising additional capital, either through the sale of our securities or certain assets, and c) using a portion of such capital to continue to acquire profitable businesses that will provide cash flow from operations. During the third quarter of 2006, the Company restructured some of its executive management team, resulting in the termination or retirement of four key executives and, if applicable, their related employment agreements. Related severance expenses and post-termination consulting fees of $0.4 million are reflected as additional selling, general and administrative expenses in the three and nine months ended September 30, 2006. As of September 30, 2006, $135,000 of accrued severance payments are expected to be paid by December 29, 2006. New members of key management do not currently have employment contracts.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 1 – Basis of Presentation (cont.)
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
     On June 29, 2006, the Company entered into a Redemption Agreement with Capital Assurance whereby for a gross payment of $1.5 million to the Company (a net of $1.0 million after the deduction of certain agreed upon amounts), the parties agreed upon the terms for the redemption of the Series A Preferred Stock. The net redemption price of $1.0 million was paid to the Company by Capital Assurance in June 2006. As additional consideration for the redemption, Capital Assurance agreed to release and discharge the Company from any further indemnification obligations relating to all pending legal actions against Standard Life. The agreement to release the Company from the indemnification obligations for these legal actions allowed the Company to remove approximately $800,000 in legal reserves from its financial statements as of June 30, 2006. The Company and Capital Assurance also agreed to resolve all issues with respect to a pending action concerning an adjustment to the purchase price for the sale of Standard Life and to dismiss the action with prejudice. Finally, the parties agreed to terminate the Pledge Agreement that was executed by the parties in June 2005 as part of the sale of Standard Life. The Company realized a $2.8 million loss on the sale of the Series A Preferred Stock (included in Other income, net). Additionally, the Company realized a $300,000 loss from discontinued operations upon settlement of the purchase price adjustment dispute with Capital Assurance. This $300,000 loss is included in reported losses from discontinued operations for the nine months ended September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
Note 2 – Discontinued Operations – Financial Services (continued)
Standard Life
Condensed Consolidated Statement of Operations
(unaudited, dollars in thousands)

Nine Months Ended
September 30
2005
Revenues	$40,796
Benefits, claims, interest credited and amortization	33,307
Operating and other expenses	4,700
Impairment charge	(36,550)
Income tax expense	(212)

Loss from discontinued operations	$(33,973)

Note 3 – Pharmacy Business Acquisitions
     Effective July 21, 2005, the Company acquired Rainier, a Seattle, Washington provider of pharmaceuticals and medical supplies to long-term care facilities. The purchase price was $13.1 million consisting of a combination of cash, common stock and a subordinated seller note. Also included in the agreement was a contingent performance bonus based on specific earnings targets over each of the next three years. The purchase price was adjusted upward by $1.1 million in the first quarter 2006 due to post closing purchase price adjustments related to minimum working capital requirements and other purchase price disputes. The Company sold certain rights, properties and assets of Rainier in August 2006. See Note 4 – Discontinued Operations – Pharmacy Services.
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
     Effective July 29, 2005, the Company acquired Long Term Rx, a New Castle, Indiana direct provider of pharmaceutical products to long-term care facilities. The purchase price was $2.2 million consisting of a combination of cash and common stock along with post closing purchase price adjustments related to minimum working capital requirements. In October 2006, the Company sold certain rights, properties and assets of Long Term Rx. See Note 13—Subsequent Events.
     Effective September 16, 2005, the Company acquired certain assets of Holland, a Washington retail pharmacy. The purchase price was $300,000 in cash. The Company sold certain rights, properties and assets of Rainier in August 2006. See Note 4 – Discontinued Operations – Pharmacy Services.
     The aggregate purchase price of the 2005 acquisitions described above was $18.3 million, representing $12.7 million in cash, 1,250,001 shares of common stock valued at $4.1 million, and $1.5 million in a seller note. The Company had guaranteed a market price of $3.28 per share for the some of the common stock issued in these acquisitions at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. Should the common stock price be below the guaranteed price on the applicable anniversary dates, the Company would have to pay the difference to the sellers in cash or in additional shares of common stock. In addition to the above, an aggregate of $0.8 million of acquisition costs are reflected as additional purchase price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
Note 3 – Pharmacy Business Acquisitions (continued)
     In May 2006 and May 2005, the Company settled anniversary date stock price guarantees related to a 2004 acquisition by issuing 116,456 shares of its common stock valued at $96,659 and $84,000 in cash, respectively, representing the difference between the guaranteed stock price and actual stock price on dates of issuance. As the guaranteed prices were used in the original acquisition accounting, the anniversary date issuances had no impact on recorded goodwill or other net assets of the acquired business
     On April 20, 2006, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) for the purchase of In-House Pharmacies, Inc. of San Diego, California (“In-House”). On May 22, 2006, In-House terminated the Merger Agreement as a result of the failure to close the merger by that date. As a result of the termination, In-House was entitled to retain a deposit of $560,000 that had been paid by the Company pursuant to the Merger Agreement. Accordingly, the Company recorded this termination cost, as well as an additional $494,000 of previously-deferred costs related to pending acquisitions, including In-House, and financing as such pending transactions are not proceeding as originally planned. The Company intends to continue to pursue this acquisition target. A deposit of $250,000 was made during the third quarter of 2006 related to nonrefundable amounts paid to the owner of another pending acquisition in order to extend the deadline to complete the acquisition to December 31, 2006.
Note 4 – Discontinued Operations – Pharmacy Services
     During the third quarter of 2006, the Company’s management and Board of Directors authorized the sale of certain rights, properties and assets of its Rainier and Holland subsidiaries (the “Rainier Business”). Such sale was subsequently negotiated and closed on August 11, 2006 pursuant to an Asset Purchase Agreement (the “Rainier Agreement”) with Omnicare, Inc. (“Omnicare”). At the closing, Omnicare agreed to pay the Company an aggregate purchase price of up to $13.22 million and assumed certain liabilities of the Rainier Business valued at $750,000. Of the purchase price, (1) $12 million in cash was paid by Omnicare at the closing, (2) up to an additional $700,000 payment may be made within 30 days of the four month anniversary of the closing, and (3) within 30 days of December 31, 2006, a contingent payment of up to $520,000 may be made based on a calculation defined in the Rainier Agreement. The $700,000 payment was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets. Should the finally determined net assets be less than the specified amount, the holdback payment will be reduced on a dollar-for-dollar basis, potentially resulting in a refund. The Company also agreed to grant Omnicare a three year right of first refusal for the purchase of any other pharmacy businesses of the Company. The Company recorded a loss on the sale of $3.6 million, including its estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $520,000.
     Concurrently with the sale of the Rainier Business, on August 11, 2006, the Company entered into a Settlement Agreement with John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust (collectively, the “Trans”), who were the former owners of Rainier. The Settlement Agreement resolved all disputes among the parties with respect to, among other matters, a promissory note granted by the Company to the Trans as part of the consideration for the acquisition, the amount of bonus and earn-out payments owed to Mr. Tran under the terms of his Employment Agreement with Rainier and certain leases entered into with the Trans as part of the acquisition. Under the settlement, the Company has paid the Trans approximately $5.5 million, of which approximately $1.5 million was for the repayment of the promissory note, $1.0 million for the disputed earn-out payments, $150,000 for the disputed bonus payment, $2.5 million to redeem all 762,195 shares of common stock of the Company issued to the Trans as part of the acquisition at their guaranteed price, and $310,000 to redeem all of the shares purchased by the Trans and other associates of the Trans in May 2006 as part of the Company’s private placement at the acquisition price. In exchange for this payment, the Company received a full and absolute release of any and all claims and liens made by the Trans against the Company. The Company also agreed to release the Trans from any and all claims it had against them pertaining to these matters. Finally, the Company agreed to dismiss with prejudice all litigation currently pending pertaining to these matters. The $1.150 million of earn-out and bonus payments are reflected as expenses of discontinued operations in the three and nine month periods ended September 30, 2006.
     On July 25, 2006 the Company sold the assets of PCA to Indiana Life Sciences (a company owned by one of the Company’s executive officers) for $1 and a commitment to purchase $100,000 of the Company’s stock currently being

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
offered through an existing private placement offering. That investment was made in July 2006. The Company recorded a loss on the sale of $428,000.
     The following tables summarize the financial position and operating results of our discontinued pharmacy operations as of and for the periods ended on the dates indicated (in thousands):

	September 30	December 31
	2006	2005
Current assets	$—	$5,434
Property and equipment, net	—	808
Intangible assets, net		9,752
Current liabilities		(1,621)

Net assets of discontinued operations	—	14,373

Liabilities retained	$439	$—

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net revenues	$3,360	$4,645	$17,162	$5,090
Cost of sales	2,129	3,078	11,300	3,376
Selling, general and administrative expenses	1,037	1,278	5,419	1,504
Depreciation and amortization	59	98	385	114
Impairment charge and loss on sale	5,206	—	5,206	—
Interest expense	5	—	19	—

Net income (loss) from discontinued operations	$(5,076)	$191	$(5,167)	$96

      Due to the downsizing of the reporting unit that PCA was a portion of, the Company reassessed the carrying value of the goodwill and intangible assets of this unit and determined that a $950,000 impairment charge was required in the third quarter of 2006. After this change, this reporting unit has approximately $400,000 of remaining intangible assets as of September 30, 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 5 – Stock Option Plan
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of Statement of Financial Accounting Standards, Accounting for Stock Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, allowing companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options at intrinsic value and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. Upon adoption of SFAS 123(R) and applying the modified prospective method, SFAS(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the nine months ended September 30, 2006 includes the portion vesting during the period for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123. There were no new awards granted during the nine months ended September 2006. Stock compensation expense of $36,000 was recognized during the nine months ended September 30, 2006 on existing stock option awards. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.
     The following table shows the result in pro forma net loss from continuing operations and pro forma loss per share from continuing operations based on fair value at the grant date, which is consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148 for the three months and nine months ended September 30, 2005 (dollars in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Reported net loss from continuing operations	$(4,081)	$(13,788)
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	(471)	(809)

Pro forma net loss from continuing operations	$(4,552)	$(14,597)

Loss per share from continuing operations:
Basic and diluted — as reported	$(0.46)	$(1.67)
Basic and diluted — pro forma	$(0.52)	$(1.77)
     A summary of the stock based compensation activity in the Company’s stock based compensation plans for the nine months ended September 30, 2006 were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value (1)
Outstanding at December 31, 2005	2,222,180	$4.44
Granted	—	—
Exercised	—	—
Canceled	(832,180)

Outstanding as of September 30, 2006	1,390,000	$3.63	5.38	—

     The aggregate intrinsic value for the stock options outstanding and exercisable is the excess, if any, of the market value of the Company’s stock as of the end of the period and the exercise price of the stock options.

(1)	All outstanding stock option exercise prices are above the current market price for the Company’s stock as of September 30, 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 5 – Stock Option Plan (continued)
The following table is a summary of the nonvested stock option activity:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2005	129,167	$1.58
Granted	—	—
Vested	(59,166)	$1.29
Canceled	(56,667)	$1.09

Nonvested at September 30, 2006	13,334	$0.93

     As of September 30, 2006, there was an immaterial amount of total unrecognized compensation expense related to nonvested stock options.
Note 6 – Indebtedness
The Company’s long-term debt was as follows (dollars in thousands)

	Interest	September 30	December 31
	Rate(1)	2006	2005
Mortgages payable	7.20%	5,726	$5,905
Promissory notes	6.33%	2,124	2,355
7% convertible notes	7.00%	3,300	3,300
6% convertible notes	6.00%	2,750	2,750
Other convertible notes	10.25%	2,401	4,275
Subordinated debentures	10.25%	9,577	20,700
Senior notes	12.00%	1,000	—
6% new convertible notes	6.00%	700	—
Capital lease obligations		84	287

Total indebtedness		27,663	39,572
Less debt discount on other convertible notes		1,015	264
Less current portion		4,097	2,532

Total long-term debt, less current portion		$22,551	$36,776

(1)	Current weighted average rate at September 30, 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 6 – Indebtedness (continued)
     Mortgages payable balance primarily represents a promissory note in the amount of $5.5 million due June 30, 2008, secured by the Company’s corporate headquarters. The note bears interest at 7.25% per annum and is payable in equal monthly installments of $51,728, with a final payment of $5.1 million in June 2008. The note may be prepaid in whole or in part, at a redemption price equal to 102% of the principal amount (plus accrued interest) declining to 101% in 2007 with no penalty in the final year. A $500,000 million prepayment of principal on the note was made in March 2005 related to the sale of Standard Life.
     The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies. In February 2006, the Company issued an additional $500,000 million short-term promissory note due on or before August 30, 2006, as extended. The Company has not complied with the amended due date. This note bears interest at 9.5% per annum and has an outstanding balance of $200,000 on September 30, 2006. On September 29, 2006, the Company issued a promissory note to Bridgewater Capital Ltd. for $105,000 which was paid in early October 2006. This note contained an interest rate of 10%. On August 24, 2006, the Company issued a promissory note to Amerisourcebergen Drug Corporation (“ABDC”), its primary vendor, in exchange for amounts previously due to ABDC in the amount of $1.5 million payable in thirteen equal weekly installments of $85,000 with the remaining $395,000 due November 24, 2006. The note bears an interest rate of 10.25%.
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
     On March 8, 2006, the Company announced its intention to defer distributions on the Trust Preferred Securities. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to two years. The Company will make a decision each quarter as to the continuation of the deferral of the distributions. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of September 30, 2006 were $750,000.
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
     On July 27, 2006, the Company entered into a senior loan in favor of an individual, who, until the issuance, was a member of the Company’s board of directors, in the principal amount of $2.8 million at an interest rate of 12.0% per annum due no later than September 15, 2006. The proceeds from this note were used to retire the $2.8 million senior loan issued on April 13, 2006. On August 11, 2006, the Company repaid the sum of $3.1 million, including all but $500,000 of the senior note and facility fees of $750,000. A second senior loan of $500,000 with similar terms was made on September 28, 2006. Both senior notes were paid, along with an additional $200,000 of tender and facility fees, in late October 2006.
     On September 8, 2006, the Company entered into a new debt agreement to issue an aggregate principal amount of $2.0 million of our new 6% Convertible Notes due 2009 to four investors in a private placement. Notes in the principal amount of $700,000 of the new loans were issued on September 8, 2006 and an additional $600,000 in notes was issued on October 4, 2006 in conjunction with our filing of a registration statement called for in the debt agreement to register the shares issuable upon conversion of the notes and exercise of the warrants described below. An additional $700,000 of new notes are expected to be issued upon the successful effectiveness of the registration statement, which the Company anticipates will happen in the fourth quarter of 2006. The notes are convertible at any time into shares of our common stock based on a floating conversion price based on the trading price of our common stock. The notes mature on September 8, 2009 and bear interest at 6% per annum prior to maturity and 15% per annum after the maturity date and until paid in full. However, no interest is due for any month in which the intraday trading price of our common stock is greater than $0.25 for each trading day of the month. The notes are secured by certain personal property of the Company. The Company may redeem the notes at any time (i) for 120% of the outstanding principal amount on or before October 7, 2006; (ii) for 125% of the outstanding principal amount for the period between October 8, 2006 and November 6, 2006; and (iii) for 130% of the outstanding principal amount for any period thereafter until the maturity date, under certain conditions and may redeem stated portions of the new notes after any monthly period in which our stock price is consistently below a certain threshold.
     In the same private placement transaction, the Company issued to the investors, warrants to purchase an aggregate of 3,000,000 shares of our common stock. The warrants are immediately exercisable at a price of $0.60 per share, expire seven years from the date of issue and contain provisions that allow for a reduction of the exercise price under certain conditions. These warrants have been preliminarily valued at $660,000. The conversion provisions and the various call and other provisions that are based the Company’s common stock price represent financial instruments that must be accounted for as derivatives and the value of which must be reflected as Company liabilities. The Company’s preliminary aggregate value of these various instruments is $166,000. $700,000 of the aggregate value of the warrants and derivatives represent debt discount which will be amortized as additional interest expense over the three year term of the notes. The remaining value of $126,000 was expensed.
     Additionally, due to the nature of the related conversion feature, all of the Company’s previously-outstanding warrants that had been classified as equity instruments were required to be reclassified as liabilities at their estimated values as of the date of the note issuance. That estimated value of $123,000 was reclassified out of equity into a long-term liability. The aggregate value of all outstanding warrants and the derivative instruments described above are required to be marked-to-market value each balance sheet date. The three and nine months ended September 30, 2006 operating results include $104,000 and $237,000 both, net of the $126,000 expense disclosed above of income due to these revaluations (included in selling, general and administrative expenses.)
     Interest paid for the nine months ended September 30, 2006 and 2005 was $0.3 million and $3.3 million, respectively.
Note 7 – Shareholders’ Equity
     Historically, the Company has issued warrants to purchase common stock a) as a component of the purchase price of pharmacy acquisitions, b) in connection with the issuance of convertible debt and equity, c) as an inducement to its independent agents for annuity sales, and d) for capital marketing related services. During the first nine months of 2006, the Company issued 200,000 warrants recorded as prepaid marketing costs to be amortized in 2007 in the amount of $70,000, 300,005 warrants related

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 7 – Shareholders’ Equity (continued)
to the issuance of common stock recorded to additional paid in capital in the amount of $108,000, 100,000 warrants related to the $2.8 million of senior debt transaction in April 2006 charged to interest expense in the amount of $27,000 and 3,000,000 warrants related to the issuance of the new 6% convertible notes in September 2006. In addition, during 2005, the Company issued a) 125,000 warrants recorded as a charge of $105,000, b) 532,511 warrants recorded as debt discount of $351,000, and c) 80,619 warrants recorded as deferred financing fees of $62,000. The fair value of each warrant granted is estimated at the date of grant using the Black-Scholes option-pricing model with the assumptions used listed in the following table:

		Warrants Outstanding		Warrant Pricing Assumptions
	Exercise	September 30	December 31	Dividend	Expected	Risk-free	Expected
Expiration Date	Price	2006	2005	Yield	Volatility	Interest Rate	Life (Yrs)
October 2007	$4.92	10,000	10,000	0%	0.615	3.22%	5.0
March 2010	3.28	175,000	175,000	0%	0.345	3.54%	4.0
March 2010	0.01 (a)	532,511	532,511	0%	0.646	5.07%	4.0
March 2010	3.90	30,619	30,619	0%	0.345	3.54%	4.0
February 2011	0.88	200,000	—	0%	0.488	4.74%	4.0
May 2011	0.73	100,000	—	0%	0.488	4.74%	4.0
May 2011	0.36	150,005	—	0%	0.646	5.07%	4.0
June 2011	0.36	50,000	—	0%	0.646	5.07%	4.0
August 2011	0.36	100,000	—	0%	0.718	5.04%	5.0
September 2013	0.60	3,000,000	—	0%	0.814	4.67%	7.0

		4,348,135	748,130

(a)	As amended on May 23, 2006. See Note 10.
     The table above reflects the assumptions used in the original valuation of the warrants when they were issued or modified. As described in Note 6 – Indebtedness, all warrants are now reflected as long-term liabilities of the Company and are marked-to-market based on warrant pricing assumption appropriate at the end of each quarter.
     During the third quarter of 2006, the Company sold $100,000 or 136,986 shares at $0.73/share of its common stock as part of its previously announced private placement. In addition, 41,096 warrants with an exercise price of $.0.88/share were issued in conjunction with the sale of the common shares to the same investors. An additional 698,636 shares and 209,591 warrants were issued in the second quarter of 2006 under the same private placement offering for an aggregate of $510,000. The Company paid $3,000 in commissions to registered brokers and the remaining proceeds from the sale were used for general corporate purposes.
     During the second quarter of 2006, the Company repurchased 35,671 shares of its common stock for $117,000 related to a share repurchase agreement with certain shareholders from one of our July 2005 acquisitions. During the third quarter of 2006 and in conjunction with the Trans settlement described in Note 4 – Discontinued Operations – Pharmacy Services, the Company repurchased 1,186,851 shares of its common stock for $2.8 million.
     On October 16, 2006, the Company increased its authorized common shares to 200,000,000 from 60,000,000.
Note 8 — Sale of Real Estate
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 8 – Sale of Real Estate (continued)
     The $1.1 million in net cash received from the sale was immediately transferred to Laurus Master Fund, Ltd. as repayment of outstanding principal on a convertible loan. With this payment, the Company was deemed to have satisfied its obligation to make payments of the principal portion of the monthly amounts due for the months of September 2006 through November 2006 and a portion of the principal portion due December 2006. The Company wrote off previously unamortized deferred financing fees and debt discount of $156,000 related to this early retired debt as a component of interest expense. In addition, the Company agreed to amend the exercise price of existing warrants granted to Laurus under the original loan agreement. See Note 10 – Laurus Amendment.
Note 9 – Pheffer Settlement
     On June 30, 2006, the Company entered into a Settlement Agreement and Mutual Release with Paul B. (Pete) Pheffer, its former executive officer and director, whereby Mr. Pheffer agreed to accept three settlement payments totaling $900,000 in full settlement of his claims against the Company. As previously disclosed in the Company’s filings, subsequent to Mr. Pheffer’s resignation from employment with the Company in May 2005, he claimed that the Company owed him certain severance benefits pursuant to his Employment Agreement. Pursuant to the Employment Agreement, the dispute was submitted to binding arbitration. Mr. Pheffer agreed to accept in full settlement of his severance claim, three payments from the Company in the aggregate amount of $900,000, which were paid timely before September 30, 2006. As part of the settlement, the parties agreed to dismiss the arbitration proceeding and agreed to full and total mutual release provisions against the other party for any claims, allegations, and actions of any kind or nature arising from Mr. Pheffer’s employment with the Company.
Note 10 – Laurus Amendment
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
     Pursuant to the Omnibus Amendment, Laurus consented to the Company’s sale of certain unimproved real estate in Indianapolis, Indiana (the “Real Estate Sale”) and agreed to release the real estate being sold from the mortgage securing the Company’s obligations under the Laurus Note. The Company was required to remit to Laurus the net proceeds of the Real Estate Sale of approximately $1.1 million. See Note 8.
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (cont.)
Note 11 – Earnings (Loss) Per Share Data
     Basic earnings (loss) per share are computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated in a similar manner consistent with basic earnings (loss) per share but also include the dilutive effect of the assumed exercise of stock options and warrants under the treasury stock method as well as the effect of convertible notes using the if converted method. As the Company reported losses for each period presented herein, no common stock equivalents were considered in the related computation of diluted loss per share. Common stock equivalents outstanding as of September 30, 2006 and 2005 were convertible or exercisable into 8,094,215 and 4,523,259 shares, respectively.
Note 12 – Prime Vendor Agreement
     In March 2006, the Company entered into a Prime Vendor Agreement with its primary pharmaceutical supplier (“Supplier”) whereby the Supplier became the primary vendor for certain of the Company’s pharmaceutical products in exchange for favorable pricing on those products. Under that agreement, the Company would be obligated to pay the Supplier a fee of $1.0 million if the Company terminated the agreement under certain circumstances or otherwise breached the terms of the agreement. Such terms include, among other things, minimum annual absolute purchase volumes and minimum percentage volumes related to certain products eventually sold by the Company. Based on purchases through September 30, 2006 and projected purchases for the remainder of the term of the agreement, including purchases from potential businesses acquired by the Company, management believes that the minimum annual purchase requirements will be met and has therefore not recorded a liability for the potential payment; however, no assurances can be made that such minimum purchases will, in fact, be consummated.
Note 13 – Subsequent Events
     On October 20, 2006, the Company completed the sale of certain rights, properties and assets of Long Term Rx to Omnicare, Inc. pursuant to an Asset Purchase Agreement (the “LTRX Agreement”) with Omnicare.
     The contract purchase price was for $4.914 million. Of the purchase price, (1) $4.164 million in cash was paid by Omnicare at the closing, (2) up to an additional $750,000 payment may be made within 30 days of the six month anniversary of the closing, and (3) within 10 days of Omnicare providing services to a Contingent Payment Facility, as defined in the LTRX Agreement, and prior to January 1, 2007, a contingent payment of up to $225,000 may be made based on a calculation defined in the LTRX Agreement. The $750,000 payment was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets. Should the finally determined net assets be less than the specified amount, the holdback payment will be reduced on a dollar-for-dollar basis, potentially resulting in a refund. . The Company expects to record a gain on the sale of approximately $1.2 million (prior to the contingent payment of $225,000) after an expense related to the buy out of a portion of the remaining lease for space no longer needed at our operating facility in Indianapolis.
     The revenues and net income of Long Term Rx for the nine months ended September 30, 2006 were $4.3 million and $206,000, respectively. Total assets of Long Term Rx as of September 30, 2006 were $2.9 million, including $1.85 million of intangible assets and goodwill.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of the three and nine Months Ended September 30, 2006 and September 30, 2005:
     The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2005, should be read in conjunction with this Form 10-Q.
Continuing Operations:
Net revenues
Quarterly analysis:
•	Sales for the third quarter of 2006 decreased $.6 million or 11% to $4.9 million compared to the third quarter of 2005, primarily due a decline in revenue of $1.9 million or 77% in our base of business existing prior to the 2005 business acquisitions (due to the loss of a major customer) offsetting the $1.3 million increase in sales from our third quarter 2005 business acquisitions.
Year-to-date analysis:
•	Sales for the first nine months of 2006 increased $8.0 million or 82% to $17.7 million compared to the first nine months of 2005, due to a $10.0 million increase in net revenues from our third quarter 2005 business acquisitions partially offset by a $2.0 million decline in revenue (due to the loss of a major customer) in our base of business existing prior to the 2005 acquisitions, primarily at our Apothecary Solutions operations.
Gross profit
Quarterly analysis:
•	Gross profit for the third quarter of 2006 decreased by $.3 million or 21% to $1.0 million compared to the third quarter of 2005, primarily due to a $.6 million decrease of gross profit from our base of business existing prior to the 2005 business acquisitions, primarily at our Apothecary Solutions operations, partially offset by a $.3 million increase due to our third quarter 2005 business acquisitions.
Year-to-date analysis:
•	Gross profit for the first nine months of 2006 increased by $2.0 million or 96% to $4.1 million compared to the first nine months of 2005, due to $2.8 million increase in gross profit from our third quarter 2005 business acquisitions partially offset by a $.8 million decrease in gross profit in our base of business existing prior to the 2005 business acquisitions.
Selling, general and administrative expenses
Quarterly analysis:
Selling, general and administrative expenses for the third quarter of 2006 decreased by $.5 million or 11% to $3.8 million compared to the third quarter of 2005, primarily due to a reduction in expenses at our base of business existing prior to the 2005 business acquisitions.
Year-to-date analysis:
•	Selling, general and administrative expenses for the first nine months of 2006 increased by $2.8 million or 24% to $14.3 million compared to the first nine months of 2005, primarily due to $2.0 million of expenses from our third quarter 2005 business acquisitions, $.9 million provided for the Pheffer settlement in the second quarter of 2006 (see Note 9 to the Notes to

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
the Consolidated Financial Statements); and $1.0 million of previously deferred costs related to potential acquisitions and financings and the In-House acquisition termination fee (see Note 4 to the Notes to the Consolidated Financial Statements) offset by decreases at our base of business existing prior to the 2005 business acquisitions.
Depreciation and amortization
Quarterly analysis:
•	Depreciation and amortization was $.4 million and $.5 million in the third quarter of 2006 and 2005, respectively.
Year-to-date analysis:
•	Depreciation and amortization for the first nine months of 2006 and 2005 was $1.3 million and $1.4 million, respectively.

Goodwill Impairment
Quarterly analysis:
•	The Company incurred a $1 million dollar goodwill impairment charge in our base of business existing prior to the 2005 business acquisitions.
Other income
Quarterly analysis:
•	Other income for the third quarter of 2006 was $.2 million versus $.4 million for the third quarter of 2005, both primarily representing dividend income from a preferred stock investment we had from June 2005 to June 2006 and rental income related to space in our corporate headquarters.
Year-to-date analysis:
•	Other income for the first nine months of 2006 of $7.5 million is due primarily to the following: $.5 million of income from the sale of real estate (see Note 8 to the Notes to the Consolidated Financial Statements), $9.2 million of income from the exchange offer for the Trust Preferred Securities (see Note 6 to the Notes to the Consolidated Financial Statements), $2.8 million of loss from the sale the Series A Preferred Stock (see Note 2 to the Notes to the Consolidated Financial Statements ) and $.4 million of income due to the dividends received from the Series A Preferred Stock, as well as rental income from leasing space at the Company’s corporate headquarters to the purchaser of Standard Life.
Interest expense
Quarterly analysis:
Interest expense for the third quarter of 2006 increased by $.7 million to $1.7 million compared to $1.0 million in the third quarter of 2005, primarily due to financing fees related to short-term senior notes issued and settled during the third quarter of 2006. Additional interest expense from new debt issuances during the 2006 quarter was offset by lower interest expense related to fewer outstanding subordinated debentures as a result of the Trust Preferred Securities exchange in June 2006.
Year-to-date analysis:
Interest expense for the first nine months of 2006 of $4.0 million was up $.7 million over the same 2005 period primarily due to financing fees related to short-term senior notes issued and settled during the third quarter of 2006. Additional interest expense from new debt issuances was offset by lower interest expense related to fewer outstanding subordinated debentures as a result of the Trust Preferred Securities exchange in June 2006 and the repayment of our senior secured credit facility upon the June 2005 sale of Standard Life.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
Federal income tax expense
•	Provision for federal income tax remained zero due to a 100% valuation allowance on the year-to-date net losses in 2006 and 2005.
Discontinued Operations:
Quarterly analysis:
•	Net loss from discontinued operations for the third quarter of 2006 was $5.0 million compared to net gain of $.2 million for the third quarter of 2005. Included in the 2006 results is a $.3 million loss related to the settlement of the purchase price adjustment dispute with Capital Assurance in regards to our June 2005 sale of Standard Life and $4.7 million of losses related to Rainier, Holland and PCA, including necessary impairment charges. The 2005 balance includes only the operating results of Rainer, Holland and PCA since their third quarter 2005 acquisition dates.
Year-to-date analysis:
•	Net loss from discontinued operations for the first nine months of 2006 was $5.5 million compared to net loss of $33.9 million for the first nine months of 2005. Included in the 2006 results is a $.3 million loss related to the settlement of the purchase price adjustment dispute with Capital Assurance in regards to our June 2005 sale of Standard Life and $5.2 million of losses related to Rainier, Holland and PCA, including necessary impairment charges. The 2005 balance includes the operating results of Rainer, Holland and PCA since their third quarter 2005 acquisition dates as well as losses related to Standard Life, including a $35 million impairment charge resulting from that sale for which no tax benefit has been recorded.
Liquidity and Capital Resources
          Our net cash used in continuing operating activities during the nine months ended September 30, 2006 was $1.3 million compared to cash used in operating activities of $13.6 million during the nine months ended September 30, 2005. The improvement in net cash used in operating activities in 2006 is primarily attributable to the deferral of trade and accounts payable balances of $2.8 million, a smaller net loss from continuing operations of $5.4 million, reduced inventories of $2.8 million and $2.1 million from the sale of assets. The net cash used in operating activities in 2005 is mainly attributable to expenses associated with the continued development of our pharmacy operating platform, as well as interest expense and salary expense at the holding company level.
          Our net cash provided by continuing investing activities during the nine months ended September 30, 2006 was $1.6 million compared to cash provided by investing activities of $36.1 million during the nine months ended September 30, 2005. The 2006 cash provided by investing activities was primarily related to the sale of real estate (see Note 8 to the Notes to the Consolidated Financial Statements) and the sale the Series A Preferred Stock (see Note 2 to the Notes to the Consolidated Financial Statements). The 2005 cash provided by investing activities was primarily related to the $47.2 million proceeds from the sale of Standard Life.
          Our net cash provided by continuing financing activities during the nine months ended September 30, 2006 was $1.2 million compared to net cash used in financing activities of $15.2 million during the nine months ended September 30, 2005. The net cash provided by financing activities in 2006 was mainly attributable to increased borrowings under the new $2.8 million senior note partially offset by the repayment of $1 million of certain convertible notes from the net proceeds from the sale of real estate (see Note 8 to the Notes to the Consolidated Financial Statements). The net cash used in financing activities in 2005 was mainly attributable to the repayment and termination of our senior credit facility upon the sale of Standard Life partially offset by the following; increased borrowings under convertible notes issued in 2005 and borrowings and cash received from our discontinued operations in 2005.
          At September 30, 2006, our cash and cash equivalents from continuing operations were $.6 million compared to $1.9 million at December 31, 2005. Our cash position was negatively impacted by a high use of cash at our continuing operating subsidiaries and at the holding company as well as for debt financing and litigation settlements, partially offset by the deferral of interest, trade and accounts payable balances. Management believes it has identified the causes of the excessive use of cash and is

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
attempting to implement a plan to correct them, principally by reducing operating costs through reducing head count and controlling operating expenses. While we believe these measures will have a positive impact on our cash position going forward, there can be no assurance that these measures will be successful enough or that our cash position will not continue at unacceptably low levels. In fact, management believes that the Company will require a significant cash infusion within the next several months in order to met its cash requirements.
     In February 2006, we announced a comprehensive capital plan to address a concern that arose in early 2006 that, unless we received a significant cash infusion, our available cash most likely will not be sufficient to meet our anticipated operational needs at some point in 2006. The plan contemplated raising cash through a variety of financing transactions designed to supplement working capital and to fund the cash portion of a number of strategic acquisitions being pursued by us. As part of this plan and other activities:
•	On March 8, 2006, we announced that we elected to defer distributions, beginning March 31, 2006, on the 10.25% preferred securities (the “Trust Preferred Securities”) of our subsidiary SMAN Capital Trust I for up to two years. As a result of this deferral, we will retain for corporate use approximately $530,000 per quarter (prior to the impact of the exchange offer described in Note 6 to the Notes to the Consolidated Financial Statements) until distributions are resumed. All unpaid distributions will accrue interest at the rate of 10.25% annually until paid.

•	On April 13, 2006, we entered into a senior loan agreement with one of our officers for $2.8 million, which we have subsequently refinanced into a new senior loan agreement with one of our former board members for $2.8 million and have since retired this and another $500,000 note with proceeds from the sale of the Rainier Business and Long Term Rx (see Note 4 and Note 13 to the Notes to the Consolidated Financial Statements).

•	In May 2006, we sold 4.52 acres of unimproved real estate south of our corporate headquarters in Indianapolis, Indiana. The gross selling price was $1.1 million. The $1.1 million in net cash received from the sale was immediately transferred to Laurus Master Fund, Ltd. as repayment of outstanding principal on a convertible loan. With this payment, the Company was deemed to have satisfied its obligation to make payments of the principal portion of the monthly amounts due for the months of June 2006 through November 2006 and a portion of the principal portion due December 2006 (see Note 8 to the Notes to the Consolidated Financial Statements).

•	On June 29, 2006, we entered into a Redemption Agreement with Capital Assurance whereby for a gross payment of $1.5 million to us (a net of $1.0 million after the deduction of certain agreed upon amounts), the parties agreed upon the terms for the redemption of the Series A Preferred Stock. The net redemption price of $1.0 million was paid to us by Capital Assurance in June 2006. As additional consideration for the redemption, Capital Assurance agreed to release and discharge us from any further indemnification obligations relating to all pending legal actions against Standard Life. The agreement to release us from the indemnification obligations for these legal actions allowed us to remove approximately $800,000 in legal reserves from our financial statements as of June 30, 2006. We and Capital Assurance also agreed to resolve all issues with respect to a pending action concerning an adjustment to the purchase price for the sale of Standard Life and to dismiss the action with prejudice (see Note 2 to the Notes to the Consolidated Financial Statements).

•	In June 2006, we completed an exchange offer for 53.7% of the outstanding $20.7 million of Trust Preferred Securities, whereby holders of Trust Preferred Securities exchanged each Trust Preferred Security for six shares of our common stock (see Note 6 to the Notes to the Consolidated Financial Statements).

•	During the first quarter of 2006 we announced our intention to issue up to 15 million shares in a private placement of our common stock. As of September 30, 2006, we issued 1,000,017 shares for $.4 million.

•	During the third quarter of 2006, the Company’s management and Board of Directors authorized the sale of certain rights, properties and assets of its Rainier and Holland subsidiaries (the “Rainier Business”). Such sale was subsequently negotiated and closed on August 11, 2006 pursuant to an Asset Purchase Agreement (the “Rainier Agreement”) with Omnicare, Inc. (“Omnicare”). At the closing, Omnicare agreed to pay the Company an aggregate purchase price of up to $13.22 million and assumed certain liabilities of the Rainier Business valued at $750,000. Of the purchase price, (1) $12 million in cash was paid by Omnicare at the closing, (2) up to an additional $700,000 payment may be made within 30 days of the four month anniversary of the closing, and (3) within 30 days of

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
December 31, 2006, a contingent payment of up to $520,000 may be made based on a calculation defined in the Rainier Agreement. The $700,000 payment was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets. Should the finally determined net assets be less than the specified amount, the holdback payment will be reduced on a dollar-for-dollar basis, potentially resulting in a refund. The Company also agreed to grant Omnicare a three year right of first refusal for the purchase of any other pharmacy businesses of the Company. The Company recorded a loss on the sale of $3.6 million, including its estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $520,000.

•	Concurrently with the sale of the Rainier business, on August 11, 2006, the Company entered into a Settlement Agreement with John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust (collectively, the “Trans”), who were the former owners of Rainier. The Settlement Agreement resolved all disputes among the parties with respect to, among other matters, a promissory note granted by the Company to the Trans as part of the consideration for the acquisition, the amount of bonus and earn-out payments owed to Mr. Tran under the terms of his Employment Agreement with Rainier and certain leases entered into with the Trans as part of the acquisition. Under the settlement, the Company has paid the Trans approximately $5.5 million, of which approximately $1.5 million was for the repayment of the promissory note, $1.0 million for the disputed earn-out payments, $150,000 for the disputed bonus payment, $2.5 million to redeem all 762,195 shares of common stock of the Company issued to the Trans as part of the acquisition at their guaranteed price, and $310,000 to redeem all of the shares purchased by the Trans and other associates of the Trans in May 2006 as part of the Company’s private placement at the acquisition price. In exchange for this payment, the Company received a full and absolute release of any and all claims and liens made by the Trans against the Company. The Company also agreed to release the Trans from any and all claims it had against them pertaining to these matters. Finally, the Company agreed to dismiss with prejudice all litigation currently pending pertaining to these matters. The $1.150 million of earn-out and bonus payments are reflected as expenses of discontinued operations in the three and nine month periods ended September 30, 2006.

•	On July 25, 2006 the Company sold the assets of PCA to Indiana Life Sciences (a company owned by one of the Company’s executive officers) for $1 and a commitment to purchase $100,000 of the Company’s stock currently being offered through an existing private placement offering. That investment was made in August 2006. The Company recorded a loss on the sale of $428,000.

•	During the third quarter of 2006, the Company restructured some of its executive management team, resulting in the termination or retirement of four key executives and, if applicable, their related employment agreements. Related severance expenses and post-termination consulting fees of $0.4 million are reflected as additional selling, general and administrative expenses in the three and nine months ended September 30, 2006. As of September 30, 2006, $135,000 of accrued severance payments are expected to be paid by December 29, 2006. New members of key management do not have currently have employment contracts.

•	On October 20, 2006, the Company completed the sale of certain rights, properties and assets of Long Term Rx to Omnicare, Inc. pursuant to an Asset Purchase Agreement (the “LTRX Agreement”). The contract purchase price was for $4.914 million. Of the purchase price, (1) $4.164 million in cash was paid by Omnicare at the closing, (2) up to an additional $750,000 payment may be made within 30 days of the six month anniversary of the closing, and (3) within 10 days of Omnicare providing services to a Contingent Payment Facility, as defined in the LTRX Agreement, and prior to January 1, 2007, a contingent payment of up to $225,000 may be made based on a calculation defined in the LTRX Agreement. The $750,000 payment was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets. Should the finally determined net assets be less than the specified amount, the holdback payment will be reduced on a dollar-for-dollar basis, potentially resulting in a refund. The Company expects to record a gain on the sale of approximately $1.2 million (prior to the contingent payment of $225,000) after an expense related to the buy out of a portion of the remaining lease for space no longer needed at our operating facility in Indianapolis.
     Based on current estimates of cash flow, management believes that even considering the net proceeds received from the actions described above, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point over the next several months, we will most likely not have sufficient cash to meet our cash requirements. In

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
their report dated April 14, 2006 included as part of our Annual Report on Form 10-K for the year ended December 31, 2005, our independent auditors have expressed “substantial doubt” about our ability to continue as a going concern based on our recurring losses from continuing operations and the possibility that we may not have adequate financing to meet all of our near-term operating needs. Management believes, but cannot guarantee, that it can adequately address these issues by a) significantly reducing the rate of cash use at one of our operating subsidiaries, b) raising additional capital, either through the sale of our securities or certain assets, and c) using a portion of such capital to continue to acquire profitable businesses that will provide cash flow from operations. We must caution, however, that the fact that we received a “going concern opinion” from our independent auditors will likely make it more difficult to raise capital on favorable terms and could hinder, to some extent, our operations and acquisition program.
     Since August 2006, we have sold the assets of three of our pharmacy subsidiaries. These sales were necessary to provide working capital for our operations. As a result of these sales, however, we are left with only two significant operating pharmacy subsidiaries. The subsidiaries we sold had annualized revenues of approximately $25 million. Our current pharmacy subsidiaries have annualized revenues of approximately $13 million. Our growth plan still contemplates our making additional pharmacy acquisitions. We are negotiating for the acquisitions of two such pharmacies which, if completed, would require a purchase price of approximately $30 million, of which $15 million would be in cash, with the remainder comprised of seller financing and stock. These acquisitions would add pharmacies with annualized revenues of approximately $63 million. We do not currently have the funds to make such acquisitions and there can be no assurance that we will have such funds in the required time frame. We are seeking to raise approximately $27 million in a private placement of our common stock and would use the net proceeds principally to pay for such acquisitions. However, there can be no assurance that such private placement will be completed and thus, no assurance we can complete such acquisitions. If we are unable to make such acquisitions and benefit from the expected increase in operating cash flows, our current operations will likely not provide us with sufficient cash to meet our ongoing cash requirements.
Estimated Cash Required in 2006
     The Company has estimated required interest payments of $.7 million (excluding the Trust Preferred Securities payments described previously) and estimated required principal payments of $1.5 million for the remainder of 2006 related to our debt.
     Contractual Obligations: During the third quarter of 2006, there were no significant changes in our reported payments due under other contractual obligations at December 31, 2005 other than for $0.9 million under the Pheffer settlement.
     Off-Balance Sheet Arrangements: In March 2006, the Company entered into a Prime Vendor Agreement with its primary pharmaceutical supplier (“Supplier”) whereby the Supplier became the primary vendor for certain of the Company’s pharmaceutical products in exchange for favorable pricing on those products. Under that agreement, the Company would be obligated to pay the Supplier a fee of $1.0 million if the Company terminated the agreement under certain circumstances or otherwise breached the terms of the agreement. Such terms include, among other things, minimum annual absolute purchase volumes and minimum percentage volumes related to certain products eventually sold by the Company. Based on purchases through September 30, 2006 and projected purchases for the remainder of the term of the agreement — including purchases from potential businesses acquired by the Company, management believes that the minimum annual purchase requirements will be met and has therefore not recorded a liability for the potential payment; however, no assurances can be made that such minimum purchases will, in fact, be consummated. The Company is currently negotiating an extension to the agreement.
     The Company has also capitalized $400,000 of fees and costs related to potential business acquisitions and financing arrangements; however, the Company has not recently been successful in closing these type of transactions and there can be no assurances that the related deferred fees will not be expensed in subsequent quarters due to the abandonment of currently planned transactions.
Cautionary Notice Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained in this Report on Form 10-Q relative to markets for our products, trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our business strategy and prospects, our acquisition strategy, the operation and performance of acquired businesses post-acquisition, future financing plans, sources and availability of capital, governmental regulations and their effect on us and our competition. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include:
•	Our having sufficient cash on hand, whether generated through operations or financings, to meet our operating needs and continue our operations or acquisition program.

•	The ability of our management team to successfully operate a pharmacy business with limited experience in that industry.

•	Our ability to expand our pharmacy business both organically and through acquisitions, including our ability to identify suitable acquisition candidates, acquire them at favorable prices and successfully integrate them into our business.

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to obtain additional capital when needed and on favorable terms.

•	Our ability to achieve anticipated levels of operational efficiencies at recently acquired companies, as well as through other cost-saving initiatives.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Increasing competition in the sale of our products.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-4c under the Securities Exchange Act of 1934) as of September 30, 2006 (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect disclosure controls and procedures subsequent to the Evaluation Date.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On September 8, 2006, we issued four Callable Secured Convertible Notes (the “Notes”) totaling $700,000 due on or before September 8, 2009. The Notes are part of a facility in the total sum of $2,000,000 which may be drawn upon in three transactions if we satisfy certain registration obligations with respect to the common stock underlying the Notes and related warrants. On October 4, 2006 we issued Notes totaling $600,000 after satisfying certain registration requirements. The Notes were issued pursuant to a Securities Purchase Agreement entered into on that date by the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC (collectively, the “Buyers”). The Buyers of the Notes may at any time convert the outstanding principal due under the Notes to shares of the Company’s common stock at a conversion price equal to 50% of the average of the lowest three trading prices of the Company’s common stock during the twenty trading days prior to the notice of conversion by the Buyers. The conversion price may be increased to 60% upon the occurrence of certain events relating to the registration of the underlying common stock for public resale. The conversion price is subject to customary adjustments to avoid dilution, and to reduction in the event the Company sells equity securities to other parties (with certain exceptions) at a price lower than the conversion price. The Notes were issued to four lenders for investment with no view toward the distribution or resale thereof. The issuances and sale of the Notes was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     The Company was obligated to pay $198,000 in semi-annual interest related to its 6% and 7% convertible notes on July 1, 2006. The Company paid the defaulted interest to the trustee for payment to the holders on August 11, 2006.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
10.1	Securities Purchase Agreement dated September 8, 2006 by and among Standard Management Corporation, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 dated September 27, 2006).

10.2	Security Agreement dated September 8, 2006 among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 dated September 27, 2006).

10.3	Registration Rights Agreement dated September 8, 2006 among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 dated September 27, 2006).

10.4	Secured Promissory Note dated September 28, 2006 in favor of Michael G. Browning.

10.5	Loan Document Modification Agreement dated September 28, 2006 which encompasses the Guaranty by and among Precision Healthcare, Inc., Long Term Rx, Inc., Home Med Channel, Inc. and Michael G. Browning dated September 28, 2006, the Pledge Agreement by and

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
among Precision Healthcare, Inc., Long Term Rx, Inc., Home Med Channel, Inc. and Michael G. Browning dated September 28, 2006, and the Security Agreement by and among Precision Healthcare, Inc. Long Term Rx, Inc., Home Med Channel, Inc. and Michael G. Browning dated September 28, 2006.

10.6	Asset Purchase Agreement by and among Standard Management Corporation, Long Term Rx, Inc. and Omnicare, Inc. dated October 20, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
     On July 6, 2006, we filed a report on Form 8-K with the Commission related to the entry into the Redemption Agreement with Capital Assurance Corporation and a Settlement Agreement and Mutual Release with Paul B. Pheffer.
     On July 13, 2006, we filed a report on Form 8-K with the Commission related to the receipt from the lenders of two promissory notes of the acceleration of such notes.
     On July 27, 2006, we filed a report on Form 8-K with the Commission related to the declaration of default under an outstanding promissory note.
     On August 2, 2006, we filed a report on Form 8-K with the Commission related to the entry into a secured promissory note with a then director of the Company, payment of a promissory note from the proceeds of the new note and the resignation of the lender as a director of the Company.
     On August 2, 2006, we filed a report on Form 8-K with the Commission related to the sale of certain assets of the Company to Omnicare, Inc.
     On August 21, 2006, we filed a report on Form 8-K with the Commission related to the release of financial results for the second quarter of 2006 and the resignation of certain officers and directors of the Company.
     On September 8, 2006, we filed a report on Form 8-K with the Commission related to the entry into an Agreement and Plan of Merger regarding Galloway Pharmacy.
     On September 14, 2006, we filed a report on Form 8-K with the Commission related the issuance of certain callable secured convertible promissory notes.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 20, 2006

STANDARD MANAGEMENT CORPORATION
(Registrant)

By: /s/ Ronald D. Hunter

Ronald D. Hunter
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Daniel K Calvert

Daniel K Calvert
Chief Accounting Officer
(Principal Financial and Accounting Officer)