Form 10-Q/A
period 2006-09-30
STANDARD MANAGEMENT CORP
filed 2006-11-24
CIK 853971

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	(14,452)	$(47,665)
Net loss from discontinued operations	(5,468)	(33,877)

Net loss from continuing operations	(8,984)	(13,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,231	1,473
Amortization and writeoff of deferred financing costs and debt discount	511	253
Gain on Trust Preferred exchange	(9,194)	—
Non-cash stock compensation expense	36	105
Provision for bad debts	960	275
Warrant valuation adjustment	(237)	—
Net loss (gain) related to sale of assets	2,148	(27)
Change in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable	126	(1,264)
Inventories	247	(647)
Prepaid and other current assets	(283)	707
Accounts payable	1,841	(148)
Accrued expenses	930	(707)
Other	2	181

Net cash used in operating activities of continuing operations	(9,666)	(13,587)

INVESTING ACTIVITIES:
Capital expenditures	(175)	(723)
Receipt (refund) of proceeds from sale of Standard Life	(300)	47,214
Proceeds from sale of assets held for sale	1,083	—
Redemption of preferred stock	1,500	—
Cash received for sale of businesses	12,000	—
Cash paid for business purchased	—	(11,157)
Change in other noncurrent assets, net	8	750

Net cash provided by investing activities of continuing operations	14,116	36,084

FINANCING ACTIVITIES:
New borrowings	7,555	4,750
Net cash received from discontinued operations	(2,355)	(493)
Proceeds from sale of stock and warrants, net	412	(14)
Purchase of treasury stock	(2,927)	(174)
Deferred financing costs paid	(55)	(480)
Repayments of long-term debt	(8,342)	(18,752)

Net cash used in financing activities of continuing operations	(5,712)	(15,163)

Net cash used in operating activities of discontinued operations	(2,624)	73,010
Net cash (used by) provided by investing activities of discontinued operations	(88)	9,463
Net cash provided by financing activities of discontinued operations	2,355	40,806

Net decrease in cash and cash equivalents of discontinued operations	(357)	(22,741)

Total decrease in cash and cash equivalents	(1,619)	(15,407)
Net decrease in cash and cash equivalents of discontinued operations	(357)	(22,741)

Net (decrease) increase in cash and cash equivalents of continuing operations	(1,262)	7,334

Cash and cash equivalents of continuing operations at beginning of period	1,876	1,101

Cash and cash equivalents of continuing operations at end of period	$614	$8,435

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
     The aggregate purchase price of the 2005 acquisitions described above was $18.3 million, representing $12.7 million in cash, 1,250,001 shares of common stock valued at $4.1 million, and $1.5 million in a seller note. The Company had guaranteed a market price of $3.28 per share for the sum of the common stock issued in these acquisitions at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. Should the common stock price be below the guaranteed price on the applicable anniversary dates, the Company would have to pay the difference to the sellers in cash or in additional shares of common stock. In addition to the above, an aggregate of $0.8 million of acquisition costs are reflected as additional purchase price.

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
     A summary of the stock based compensation activity in the Company’s stock based compensation plans for the nine months ended September 30, 2006 were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value (1)
Outstanding at December 31, 2005	2,222,180	$4.44
Granted	—	—
Exercised	—	—
Canceled	(832,180)	$5.78

Outstanding as of September 30, 2006	1,390,000	$3.63	5.38	—

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
     The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies. In February 2006, the Company issued an additional $500,000 million short-term promissory note due on or before August 30, 2006, as extended. The Company has not complied with the amended due date. This note bears interest at 9.5% per annum and has an outstanding balance of $200,000 on September 30, 2006. On September 29, 2006, the Company issued a promissory note to Bridgewater Capital Ltd. for $105,000 which was paid in early October 2006. This note contained an interest rate of 10%. On August 24, 2006, the Company issued a promissory note to Amerisourcebergen Drug Corporation (“ABDC”), its primary vendor, in exchange for amounts previously due to ABDC in the amount of $1.5 million payable in fifteen equal weekly installments of $85,000 with the remaining $225,000 due December 15, 2006. The note bears an interest rate of 10.25%.
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
     The revenues and net income of Long Term Rx for the nine months ended September 30, 2006 were $6.4 million and $85,000, respectively. Total assets of Long Term Rx as of September 30, 2006 were $2.9 million, including $1.85 million of intangible assets and goodwill.

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
Liquidity and Capital Resources
          Our net cash used in continuing operating activities during the nine months ended September 30, 2006 was $9.7 million compared to cash used in operating activities of continuing operations of $13.6 million during the nine months ended September 30, 2005. The improvement in net cash used in operating activities in 2006 is primarily attributable to the deferral of trade and accounts payable balances of $2.8 million, a smaller net loss from continuing operations of $9.0 million and $2.1 million from the sale of assets. The net cash used in operating activities in 2005 is mainly attributable to expenses associated with the continued development of our pharmacy operating platform, as well as interest expense and salary expense at the holding company level.
          Our net cash provided by continuing investing activities during the nine months ended September 30, 2006 was $14.1 million compared to cash provided by investing activities of $36.1 million during the nine months ended September 30, 2005. The 2006 cash provided by investing activities was primarily related to the sale of pharmacy businesses (see Note 4 — Discontinued Operations — Pharmacy Services) real estate (see Note 8 to the Notes to the Consolidated Financial Statements) and the sale the Series A Preferred Stock (see Note 2 to the Notes to the Consolidated Financial Statements). The 2005 cash provided by investing activities was primarily related to the $47.2 million proceeds from the sale of Standard Life.
          Our net cash used by continuing financing activities during the nine months ended September 30, 2006 was $5.7 million compared to net cash used in financing activities of $15.2 million during the nine months ended September 30, 2005. The net cash used by financing activities in 2006 was mainly attributable to purchase of treasury stock and net cash from discontinued operations of $5.4 million (see Note 4 — Discontinued Operations — Pharmacy Services). The net cash used in financing activities in 2005 was mainly attributable to the repayment and termination of our senior credit facility upon the sale of Standard Life partially offset by the following; increased borrowings under convertible notes issued in 2005 and borrowings and cash received from our discontinued operations in 2005.
          At September 30, 2006, our cash and cash equivalents from continuing operations were $.6 million compared to $1.9 million at December 31, 2005. Our cash position was negatively impacted by a high use of cash at our continuing operating subsidiaries and at the holding company as well as for debt financing and litigation settlements, substantially offset by cash received for the sale of businesses, redemption of stock and sale of land. Management believes it has identified the causes of the excessive use of cash and is

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
attempting to implement a plan to correct them, principally by reducing operating costs through reducing head count and controlling operating expenses. While we believe these measures will have a positive impact on our cash position going forward, there can be no assurance that these measures will be successful enough or that our cash position will not continue at unacceptably low levels. In fact, management believes that the Company will require a significant cash infusion within the next several months in order to met its cash requirements.
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
Dated: November 24, 2006

STANDARD MANAGEMENT CORPORATION
(Registrant)

By: /s/ Ronald D. Hunter

Ronald D. Hunter
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Daniel K Calvert

Daniel K Calvert
Chief Accounting Officer
(Principal Financial and Accounting Officer)