Form 10-Q/A
period 2006-09-30
STANDARD MANAGEMENT CORP
filed 2007-04-23
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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
Explanatory Note
The Registrant is filing this second amendment to its Quarterly Report of Form 10-Q for the three and nine month periods ended September 30, 2006 to correct certain accounting related to the issuance of convertible debt in September 2006 that included complex conversion and other features which required its embedded derivatives and all of the Registrant’s outstanding common stock warrants to be reported as liabilities of the Registrant and marked-to-market each balance sheet date.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	September 30	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$614	$1,876
Accounts receivable, net	2,557	3,549
Inventories	1,594	1,841
Prepaid and other current assets	1,093	782
Assets of discontinued operations	—	14,373

Total current assets	5,858	22,421

Property and equipment, net	9,428	10,141
Assets held for sale	942	1,506
Deferred financing fees, net	1,095	2,009
Officer and other notes receivable, less current portion	809	842
Investments in unconsolidated subsidiaries	160	5,160
Intangible assets, net	1,281	1,870
Goodwill	3,334	4,050
Other noncurrent assets	1,337	1,388

Total assets	$24,244	$49,387

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,984	$1,143
Accrued expenses	2,482	1,830
Current portion of long-term debt	4,097	2,532
Liabilities of discontinued operations	439	1,068

Total current liabilities	10,002	6,573

Long-term debt, less current portion	22,551	36,776
Other long-term liabilities	2,543	1,095

Total liabilities	35,096	44,444
Shareholders’ equity:
Common stock, no par value, warrants and additional paid in capital, 60,000,000 shares and 40,000,000 shares authorized in 2006 and 2005, respectively, and 18,944,700 and 10,712,859 shares issued in 2006 and 2005, respectively	70,721	68,537
Retained deficit	(70,853)	(55,793)
Treasury stock, at cost, 2,840,173 and 1,617,651 shares in 2006 and 2005, respectively	(10,828)	(7,901)
Accumulated other comprehensive income	108	100

Total shareholders’ equity	(10,852)	4,943

Total liabilities and shareholders’ equity	$24,244	$49,387

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net revenues	$4,883	$5,461	$17,688	$9,707
Cost of sales	3,845	4,150	13,541	7,590

Gross profit	1,038	1,311	4,147	2,117

Selling, general and administrative expenses	4,454	4,321	14,910	11,526
Goodwill Impairment	950	—	950	—
Depreciation and amortization	408	451	1,282	1,449

Operating loss	(4,774)	(3,461)	(12,995)	(10,858)

Other income, net	169	392	7,467	392

Interest expense	(1,739)	(1,012)	(4,064)	(3,322)

Income (loss) before income taxes	(6,344)	(4,081)	(9,592)	(13,788)

Income tax expense (benefit)	—	—	—	—

Net loss from continuing operations	(6,344)	(4,081)	(9,592)	(13,788)

Income (loss) from discontinued operations, net of income tax expense of $0, $50, $0, and $212, respectively	(5,049)	239	(5,468)	(33,877)

Net loss	$(11,393)	$(3,842)	$(15,060)	$(47,665)

Income (loss) per share:
Basic and diluted:
Loss from continuing operations	$(0.39)	$(0.46)	$(0.82)	$(1.67)
Income (loss) from discontinued operations	$(0.31)	$0.03	$(0.47)	$(4.11)

Net loss	$(0.70)	$(0.43)	$(1.29)	$(5.78)

Weighted average shares outstanding	16,243,844	8,895,592	11,641,923	8,250,631

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

		Common stock,			Accumulated
		warrants and			other
		additional paid			comprehensive
	Total	in capital	Retained deficit	Treasury stock	income
Balance at January 1, 2005	$60,032	$64,369	$(1,529)	$(7,703)	$4,895

Comprehensive loss:
Net loss	(47,665)	—	(47,665)	—	—
Change in unrealized loss on securities, net of income tax provision of $2,670	(4,827)	—	—	—	(4,827)

Comprehensive loss	(52,492)
Treasury stock acquired	(174)			(174)
Issuance of common stock in business acquisitions	4,100	4,100	—	—	—
Stock-based compensation adjustment	(27)	(27)	—	—	—
Adjustments due to stock price contingency	(84)	(84)	—	—	—
Issuance of warrants	518	518	—	—	—
Exercise of common stock options	(14)	(14)	—	—	—

Balance at September 30, 2005	$11,859	$68,862	$(49,194)	$(7,877)	$68

Balance at January 1, 2006	$4,943	$68,537	$(55,793)	$(7,901)	$100

Comprehensive loss:
Net loss	(15,060)	—	(15,060)	—	—
Change in unrealized gain on securities	8	—	—	—	8

Comprehensive loss	(15,052)

Stock-based compensation expense	36	36	—	—	—
Exchange — Trust Preferred	1,802	1,802	—	—	—
Reclassification of warrants to liabilities	(189)	(189)	—	—	—
Issuance of warrants	123	123	—	—	—
Sale of common stock, net of issuance costs	412	412	—	—	—
Treasury stock acquired	(2,927)	—	—	(2,927)	—

Balance at September 30, 2006	$(10,852)	$70,721	$(70,245)	$(10,828)	$108

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2006	2005
OPERATING ACTIVITIES:
Net loss	(15,050)	$(47,665)
Net loss from discontinued operations	(5,468)	(33,877)

Net loss from continuing operations	(9,592)	(13,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,231	1,473
Amortization and writeoff of deferred financing costs and debt discount	511	253
Gain on Trust Preferred exchange	(9,194)	—
Non-cash stock compensation expense	36	105
Provision for bad debts	960	275
Non cash net expense related to derivatives and warrants	497	—
Net loss (gain) related to sale of assets	2,148	(27)
Change in operating assets and liabilities, net of impact of business acquisitions:
Accounts receivable	126	(1,264)
Inventories	247	(647)
Prepaid and other current assets	(283)	707
Accounts payable	1,841	(148)
Accrued expenses	930	(707)
Other	(124)	181)

Net cash used in operating activities of continuing operations	(9,666)	(13,587)

INVESTING ACTIVITIES:
Capital expenditures	(175)	(723)
Receipt (refund) of proceeds from sale of Standard Life	(300)	47,214
Proceeds from sale of assets held for sale	1,083	—
Redemption of preferred stock	1,500	—
Cash received for sale of businesses	12,000	—
Cash paid for business purchased	—	(11,157)
Change in other noncurrent assets, net	8	750

Net cash provided by investing activities of continuing operations	14,116	36,084

FINANCING ACTIVITIES:
New borrowings	7,555	4,750
Net cash received from discontinued operations	(2,355)	(493)
Proceeds from sale of stock and warrants, net	412	(14)
Purchase of treasury stock	(2,927)	(174)
Deferred financing costs paid	(55)	(480)
Repayments of long-term debt	(8,342)	(18,752)

Net cash used in financing activities of continuing operations	(5,712)	(15,163)

Net cash used in operating activities of discontinued operations	(2,624)	73,010
Net cash (used by) provided by investing activities of discontinued operations	(88)	9,463
Net cash provided by financing activities of discontinued operations	2,355	40,806

Net decrease in cash and cash equivalents of discontinued operations	(357)	(22,741)

Total decrease in cash and cash equivalents	(1,619)	(15,407)
Net decrease in cash and cash equivalents of discontinued operations	(357)	(22,741)

Net (decrease) increase in cash and cash equivalents of continuing operations	(1,262)	7,334

Cash and cash equivalents of continuing operations at beginning of period	1,876	1,101

Cash and cash equivalents of continuing operations at end of period	$614	$8,435

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
     In the same private placement transaction, the Company issued to the investors, warrants to purchase an aggregate of 3,000,000 shares of our common stock. The warrants are immediately exercisable at a price of $0.60 per share, expire seven years from the date of issue and contain provisions that allow for a reduction of the exercise price under certain conditions. These warrants have been valued at $688,000. The conversion provisions and the various call and other provisions that are based the Company’s common stock price represent financial instruments that must be accounted for as derivatives and the value of which must be reflected as Company liabilities. The Company’s aggregate value of these various instruments is $840,000. $700,000 of the aggregate value of the warrants and derivatives represent debt discount which will be amortized as additional interest expense over the three year term of the notes. The remaining value of $828,000 was expensed.
     Additionally, due to the nature of the related conversion feature, all of the Company’s previously-outstanding warrants that had been classified as equity instruments were required to be reclassified as liabilities at their estimated values as of the date of the note issuance. That estimated value of $172,000 was reclassified out of equity into a long-term liability. The aggregate value of all outstanding warrants and the derivative instruments described above are required to be marked-to-market value each balance sheet date. The three and nine months ended September 30, 2006 operating results include $198,000 and $331,000 both, net of the $828,000 expense disclosed above of income due to these revaluations (included in selling, general and administrative expenses.)
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
Selling, general and administrative expenses
Quarterly analysis:
Selling, general and administrative expenses for the third quarter of 2006 increased by $.1 million or 3% to $4.5 million compared to the third quarter of 2005, primarily due to a reduction in expenses at our base of business existing prior to the 2005 business acquisitions more than offset by $.5 million of 2005 net expense related to derivative and warrant valuations.
Year-to-date analysis:
•	Selling, general and administrative expenses for the first nine months of 2006 increased by $3.4 million or 9% to $14.9 million compared to the first nine months of 2005, primarily due to $2.0 million of expenses from our third quarter 2005 business acquisitions, $.9 million provided for the Pheffer settlement in the second quarter of 2006 (see Note 9 to the Notes to

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
the Consolidated Financial Statements); and $1.0 million of previously deferred costs related to potential acquisitions and financings and the In-House acquisition termination fee (see Note 4 to the Notes to the Consolidated Financial Statements); and $.5 million of noncash net expense related to derivatives and warrants valuation in 2006 offset by decreases at our base of business existing prior to the 2005 business acquisitions.
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
Liquidity and Capital Resources
          Our net cash used in continuing operating activities during the nine months ended September 30, 2006 was $9.7 million compared to cash used in operating activities of continuing operations of $13.6 million during the nine months ended September 30, 2005. The improvement in net cash used in operating activities in 2006 is primarily attributable to a smaller net loss from continuing operations of $4.2 million and a $4.6 million favorable swing in working capital items offset by a $4.9 million unfavorable swing in non-cash income statement impacts. The net cash used in operating activities in 2005 is mainly attributable to expenses associated with the continued development of our pharmacy operating platform, as well as interest expense and salary expense at the holding company level.
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
Dated: April 20, 2007

STANDARD MANAGEMENT CORPORATION
(Registrant)

By: /s/ Ronald D. Hunter

Ronald D. Hunter
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Daniel K Calvert

Daniel K Calvert
Chief Accounting Officer
(Principal Financial and Accounting Officer)