Form 10-K
period 2006-12-31
STANDARD MANAGEMENT CORP
filed 2007-04-25
CIK 853971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s common stock as of June 30, 2006, as reported on The Pink Sheets, was approximately $10,265,722. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 3, 2007, Registrant had outstanding 38,021,194 shares of common stock.
Documents Incorporated by Reference:
     Portions of the Registrant’s proxy statement for the 2007 annual meeting of shareholders are incorporated by reference in Part III.

Cautionary Notice Regarding Forward-Looking Statements
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained in this Annual Report on Form 10-K relative to markets for our products, trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our business strategy and prospects, our acquisition strategy, including potential acquisitions discussed under “Future Acquisitions,” the operation and performance of acquired businesses post-acquisition, future financing plans, sources and availability of capital, governmental regulations and their effect on us and our competition. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to the Risk Factors set forth under Item 1A, as well as:
•	Our having sufficient cash on hand, whether generated through operations or financings, to meet our debt service and operating needs and continue our acquisition program.

•	The ability of our management team to successfully operate a pharmacy business with limited experience in that industry.

•	Our ability to expand our pharmacy business both organically and through acquisitions, including our ability to identify suitable acquisition candidates, acquire them at favorable prices and successfully integrate them into our business, and to achieve anticipated levels of operational efficiencies and implement cost-saving initiatives.

•	General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to obtain additional capital when needed and on favorable terms.

•	Customer response to new products, distribution channels and marketing initiatives.

•	Increasing competition in the sale of our products.
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
Item 1. Business of Standard Management
Overview
     Standard Management Corporation (“the Company”), is an Indianapolis-based company that, through Universal Healthcare Company, LLC (“UHCC”), a newly formed company will provide pharmaceutical products and services to the healthcare industry. The Company provides pharmaceuticals to long-term care and infusion therapy facilities. Through regional pharmacies, the Company intends to provide consulting services, including monitoring the control, distribution, and administration of drugs within the long-term care facility and assisting in compliance with applicable regulations. Through UHCC, the Company will offer custom packaging for long-term care facilities through its regional pharmacies. Its customers primarily include chronically ill patients in skilled nursing and assisted living facilities and in home care.

History
     In June 2005, in order to provide greater long-term value for our shareholders, we sold our financial services business, which we had operated since 1989, for a purchase price of approximately $80 million with net proceeds of approximately $52 million. As a result, we significantly reduced our debt levels and created capital for acquisitions.
     Since June 2005, we have sought to expand our business through both organic growth and an active, focused acquisition program, with the goal of increasing revenues to approximately a $200 million to $300 million run rate by the end of 2008.
     While we did acquire various businesses during 2002-2005, most have since been sold or discontinued. See Note 4 and Note 5 of our consolidated financial statements for further information. Our current intentions are to realize growth through UHCC. The businesses sold had been part of our $300 million goal; however, we believe that our current pipeline of acquisition targets could refill those lost revenues.
Our Business
     As of April 2007, the Company, through its subsidiary, Precision Healthcare, Inc. (“Precision”) provides specialty infusion therapies, pharmaceuticals, and supplies to chronically ill homecare, infusion center, and skilled nursing home patients. Precision is a pharmacy in the Tennessee Valley, and Cincinnati, Ohio area, generating revenues in 2006 of $9.0 million. The Company intends to acquire other specialty, and institutional pharmacies through its newly organized subsidiary, UHCC.
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
     Institutional pharmacies will be the primary focus of our business. Through UHCC, we will operate pharmacies as regional hubs servicing a geographic subsection of the country. Our regional facilities will be supported by smaller pharmacies that extend the reach of the pharmacy’s products and services. We currently operate a pharmacy in Tennessee, and are seeking to acquire existing pharmacies to serve as regional pharmacies in various areas of the United States.
     Each of our regional pharmacies will employ a sales and business development staff whose primary responsibilities will be to maintain good working relationships with its existing client base and to secure new long-term care, assisted living or other institutional clients. In addition, the regional hubs will maintain their own consulting pharmacists on staff who will work closely in a clinical setting with the facilities to provide continuing in-service education and to answer the questions of staff members and patients on a regular basis. We believe the high quality of our services, responsiveness and flexibility to each facility and patients’ needs will help us develop long-term customer loyalty and attract new clients.
Customers
     The three largest provider types in long term care are nursing homes, assisted living facilities, and home health care providers. Nursing homes remain the dominant and most recognizable component of the long-term care continuum. While long-term care continues to diversify and evolve, the nursing home sector has traditionally been the leading sector. However, recent industry outgrowth into assisted living, community-based, and other ancillary services (including therapies, durable medical equipment, laboratory, and pharmacy services) has given these emerging services a growing role in the overall marketplace.
The Industry
     According to the U.S. Department of Health and Human Resources, at the turn of the century, baby boomers were turning 50 at the rate of one every 18 seconds. By 2020, those over age 65 will make up 20% of the entire U.S. population. More than 14 million of these individuals will require assistance with daily activities. Long term care expenditures now represent the fastest growing portion of U.S. health care costs.

Our Growth/Acquisition Strategy
     We have signed a Management Agreement with UHCC, a newly organized entity that will provide pharmaceuticals to the long-term care industry. Standard Management will be the managing partner, and as of April 2007, is its only shareholder. Standard Management will receive management fees from UHCC based on certain factors tied to results. We anticipate that our equity ownership in UHCC will be diluted to approximately 24% in connection with financing of acquisitions by UHCC. We believe that this investment and financial structure will result in less dilution to current Standard Management shareholders than other alternatives, and in a shorter time frame and allow us to execute our growth strategy.
     Our strategy for growth is to acquire and integrate through UHCC regional pharmacies that expand our footprint and increase the products and services we offer. We have identified four strategic acquisitions which, when completed, will allow us to build critical mass in terms of both customers served and human and technological capital. UHCC has agreed in principle to acquire Precision Healthcare from Standard Management for $4.2 million. UHCC is in negotiations with several acquisitions targets to finalize Definitive Agreements.
     In the initial stages of our long-term growth plan, acquisitions have played, and will continue to play, a primary role. Our management team has substantial experience in identifying, initiating and closing acquisitions, having completed 20 acquisitions since 1989 Our objective is to pursue only acquisition targets that are both in harmony with current operations and accretive to earnings. Our commitment is to acquire institutional long-term care and infusion therapy pharmacies, and integrate them into our decentralized operations model (which offers national, centralized pricing). At the same time, we afford the target companies economies of scale and reduction of overhead by providing services such as legal, accounting, marketing and business development, human resources and information technology services which are easily applied across all operational units.
     Since entering the long term care sector in 2005, we generally pursue acquisitions of businesses with strong historical revenue and earnings performance, and with a committed existing management team willing to actively participate in the continued operations of the company post-acquisition and to grow their operational unit revenues in excess of 10% per year. We expect target earnings before interest, taxes, depreciation, and amortization (“EBITDA”) post-acquisition for acquired entities to range from 7%-10% of revenues depending on the type of business acquired. Our intent is to maintain the integrity and heritage of the acquired business while providing resources to enable management to invest more time in generating operating revenue. In this way, the local business unit operators can improve patient satisfaction in addition to enhancing the development of their personnel and the refinement of their business processes.
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
Future Acquisitions
     Our growth strategy depends significantly on our ability to identify appropriate acquisition targets. We are currently negotiating for the acquisition of four (4) pharmacies. We intend to sell Precision Healthcare from Standard Management to UHCC for $4,200,000, including $2,100,000 in cash, $1,500,000 in a seller note, and $600,000 worth of UHCC stock.

Regulatory Factors
     The pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located to do business. While we continuously monitor the effects of regulatory activity on our operations and believe we currently have all necessary pharmacy licenses, the failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of our business. The long-term care facilities that contract for our services are also subject to federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these long-term care facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents.
     Medicare and Medicaid. The long-term care pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent until recently, Medicare. As is the case for long-term care services generally, we have historically received reimbursement from the Medicaid and Medicare programs, directly from individual residents or their responsible parties (private pay), long-term care facilities and from other payors such as third-party insurers.
     On December 8, 2004, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2004 (the “Act”), a comprehensive voluntary prescription drug benefit administered under Medicare Part D effective January 1, 2006. The new Act provided certain cost-sharing government subsidies for individuals who might otherwise qualify for drug coverage under Medicaid or similar government-funded aid programs
     We are subject to Medicare fraud and abuse and anti-self-referral laws which preclude, among other things, (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and (b) physicians from making referrals to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. Violation of these laws can result in loss of licensure, civil and criminal penalties and exclusion from Medicaid, Medicare and other federal healthcare programs.
     Medicare and Medicaid providers and suppliers are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these government-sponsored programs. These audits and inquiries, as well as our own internal compliance program, from time-to-time have identified overpayments and other billing errors resulting in repayment or self-reporting to the applicable agency. We believe that our billing practices materially comply with applicable state and federal requirements. However, the requirements may be interpreted in the future in a manner inconsistent with our interpretation and application.
     Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for skilled nursing facilities and nursing facilities relating to drug regimen reviews for Medicaid patients in such facilities. Regulations clarify that, under federal law, a pharmacy is not required to meet the general requirements for drugs dispensed to nursing facilities residents if the nursing facilities complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the new drug satisfies the drug regimen review requirement, and the states in which we operate currently do require our pharmacies to comply with these general standards. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. Among other things, regulations establish “upper limits” on payment levels. Legislation passed by Congress in February 2006 changed the calculation of these so-called upper limits. In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect our operations.

Competitive Factors
     We will provide pharmacy products and services. The pharmaceutical industry is a highly competitive and fragmented industry, both regionally and nationally. We compete with local, regional and national organizations focused on similar customer groups. In the direct dispensing of pharmaceutical products, we compete with local and national retail, mail order and institutional pharmacies as well as pharmacies owned by long-term care facilities. We compete in this market based on competitive pricing, localized services, a broader product offering, value-added technologies and partnering initiatives that drive shared revenue.
Employees
     As of April 24, 2007, we had forty eight (48) employees. We believe our future success will depend, in part, on our ability to attract and retain highly-skilled technical, marketing, support and management personnel. None of our employees are represented by unions.
Equity Investment
     In March 2007, Mr. Sam Schmidt of Las Vegas, Nevada and certain investors related to Mr. Schmidt completed the purchase of 20,000,000 shares of Standard Management stock at a purchase price of $.10 per share. Upon completion of the transaction, Mr. Schmidt beneficially owns approximately 52.6% of the Registrant’s outstanding common shares. Mr. Schmidt will have the power to direct the affairs of Standard Management. Mr. Schmidt agreed to vote his shares of the Company’s common shares for the election to the Company’s board of director of himself, Mr. Dennis King, Mr. Ronald D. Hunter, Mr. James H. Steane II, and Mr. Dainforth B. French, Jr. Mr. Hunter, Mr. Steane, and Mr. French are all current members of the board of directors of the Company.
     Mr. Schmidt granted options to purchase 3,000,000 of the Company’s common shares purchased by the investor group to Mr. Ronald Hunter, 1,000,000 common shares to Mark B.L. Long, and 1,000,000 common shares to Dr. Martial R. Knieser, M.D. The exercise price of the options is $0.20 per share, and the options have a term of two years. Each of Mr. Hunter, Dr. Long, and Dr. Knieser is an officer of the Company.
     Pursuant to the Agreement, the Company provided to Mr. Schmidt a first priority security interest in certain real estate located in Bloomington, Indiana owned by a subsidiary of Standard Management; personal property of the Company; and a pledge of the shares of the Company’s subsidiary, Precision Healthcare, Inc., securing existing indebtedness in the principal amount of $2.5 million owed to Mr. Schmidt pursuant to a 6% convertible note due 2008. The Company sold the Convertible Note to Mr. Schmidt in November 2004.
     The Company used the proceeds of the sale of its shares to Mr. Schmidt for debt reduction and general corporate purposes.
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

We have suffered substantial losses, and may suffer losses in the future.
Standard Management Corporation, has suffered substantial losses from continuing operations of $7.7 million in 2006, $12.6 million in 2005, and $14.1 million in 2004. Net losses may continue until we generate significant revenues through acquisitions and organic growth primarily through Universal Healthcare Company, LLC. We cannot assure you that will be able to operate our business profitably.
Our future profitability will depend on several factors, including:
•	our ability to identify and acquire appropriately priced and profitable businesses that provide cash flow and synergies to our current business;

•	our ability to execute a planned strategy that will provide for cash flow from operations which will fund growth and service debt; and

•	our ability to access reasonably priced capital that will provide long-term flexibility for the Company.
Unless we receive a significant cash infusion or significantly increase cash flow from operations, we may not have sufficient cash to meet our cash requirements at some point during 2007.
     Our pharmacy business alone has not generated sufficient revenues to support our operations and service our debt obligations. We implemented a growth plan, subsequent to the sale of our financial services business in June 2005, focused on acquiring profitable existing businesses to increase our revenues and cash flows. The funding of this growth plan and our ability to meet our working capital and other cash requirements generally, depend on, among other things, current cash and cash equivalents and proceeds from outside financing activities. At December 31, 2006, we had approximately $600,000 in cash and cash equivalents. Nevertheless, based on current estimates of cash flow, management believes that, absent significant additional cash infusion or significantly increased cash flow from operations, at some point during 2007, we may not have sufficient cash to meet our cash requirements. Management is currently negotiating a series of transactions, some through UHCC, it believes would alleviate the potential liquidity shortfall. There can be no assurance, however, that outside financing activities will generate sufficient net proceeds or that the other initiatives currently being negotiated by management can be consummated in full or at sufficient levels to provide us with sufficient cash to meet our cash requirements.
Our independent auditors have expressed doubt regarding the Company’s ability to continue as a going concern.
     In their report dated April 20, 2007 our independent auditors stated that our financial statements for the years ended December 31, 2006 and 2005 were prepared assuming the Company would continue as a going concern. The auditors expressed “substantial doubt” about the Company’s ability to continue as a going concern based on a lack of liquidity combined with recurring losses from continuing operations. The fact that we have received this “going concern opinion” from our auditors may make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations and acquisition program.
We will require additional financing, which may be difficult to obtain. Any such financing in the form of debt will contain restrictive covenants and will require us to utilize cash to service it.
     Our business requires additional cash for operations and for acquisitions. As a result, we will likely need to seek substantial capital, which we may do through public or private equity or debt financing. In addition to seeking equity financing for both Standard Management and UHCC, we are currently negotiating with various potential lenders to provide senior debt financing. There can be no assurance that we can reach agreement with any lenders for such financing. The terms of such indebtedness would likely require us to meet certain financial tests and comply with certain reporting, affirmative and negative covenants. If we obtain such debt financing, a substantial portion of our cash flow from operations would be dedicated to debt service requirements.

We are subject to various risks relating to our acquisition strategy.
     A significant component of our growth strategy contemplates our making selected acquisitions that will help expand our pharmacy offerings. Acquisitions involve inherent uncertainties. These uncertainties include the ability to identify suitable acquisition candidates and negotiate acceptable terms for their acquisition, the ability to integrate the acquired businesses into a larger organization and the availability of management resources to oversee the operations of these businesses. The successful integration of acquired businesses will require, among others:
•	consolidation of financial functions and elimination of redundancies;

•	achievement of purchasing efficiencies;

•	hire company executives, as needed;

•	the integration of key personnel; and

•	maintenance and growth of existing business.
     We have procedures in place to conduct detailed due diligence reviews of potential acquisition candidates for compliance with healthcare laws and to conform the practices of acquired businesses to our standards and applicable laws, but there can be no assurance that our procedures will detect all potential problems. If such procedures fail, we may incur liabilities for past activities of acquired businesses. We cannot insure that an acquisition will not have an adverse impact on our results of operations or financial condition.
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
We face considerable competition.
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
     There are relatively few barriers to entry in the local markets that we serve, and we may encounter substantial competition from new local market entrants as well as increasing competition from our pharmacies operating outside the United States which ship drugs to US residents over the internet and through other distribution channels. This competition could have a material and adverse affect on our business.
Future sales of common stock could depress the price of our common stock.
     We are attempting to raise additional capital. The planned financings may include, but not be limited to, a combination of privately placed common stock, senior debt and subordinated debt in Standard Management or UHCC. The amounts may vary depending upon the structure of each financing instrument. Sales of significant amounts of common stock in the public market, or the perception that sales will occur, could materially depress the market price of our common stock. Upon the issuance, if any of new shares of common stock, the Company intends to register those shares.
     We also have outstanding four series of convertible notes, which, as of December 31, 2006, are convertible into an aggregate of 49,628,807 shares of common stock. We have registered some of these shares for resale and intend to register the rest so that upon conversion, such shares will be freely tradable. Further, we have outstanding warrants and options to purchase an aggregate of 5,743,135 shares of common stock. The shares of common stock underlying such warrants are subject to registration rights or are otherwise currently freely tradable.

     In addition, as of December 31, 2006, we have an aggregate of 1,375,000 shares of common stock reserved for issuance under our two stock option plans upon the exercise of stock options currently outstanding. Those shares, if issued, will be eligible for immediate resale in the market (other than 959,500 shares underlying exercisable options held by our executive officers and directors).
     Finally, it is our intention to commence an exchange offer for all or a portion of our outstanding trust preferred securities, in which holders will be offered the opportunity to exchange their trust preferred securities for shares of our common stock. We have not yet determined the terms of the exchange offer, including the exchange ratio. As a result, while the exchange offer will likely result in the issuance of a significant number of additional shares of our common stock, we cannot presently quantify how many new shares will be issued.
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
Our shares are not listed on an exchange which could impact your ability to sell your shares.
     Because our shares are not listed on any stock-exchange (instead quotations of trading are provided by the OTC Bulletin Board), an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. In addition, the SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Because our shares are not listed on an exchange, and are traded below $5.00, they may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other that established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchase of securities and have the purchasers’ written consent for a transaction prior to sale period. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market and risks of investing in our securities. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in account and for the information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our shares and may affect your ability to sell our shares in the secondary market.
You may experience dilution as a result of future issuances of shares of our common stock.
     As of December 31, 2006, we had 16,171,194 shares of common stock outstanding. Additionally, as of December 31, 2006, we had stock options, warrants and convertible securities outstanding that were convertible or exercisable into up to 55,371,942 shares of our common stock. We have issued an additional 21,850,000 of shares in January through April, 3, 2007. Furthermore, in connection with our acquisition strategy, we may issue shares of our common stock as consideration in certain future acquisition transactions. We are also likely to issue a significant number of shares in the planned exchange offer for our trust preferred securities. We may also issue additional shares as warrants to purchase additional shares in the future through various financing or restructuring transactions, although, there are no firm plans for such transactions at this time. In the event that we issue additional common stock in the future, our shareholders will experience dilution the significance of which will depend on the number of shares issued.

Item 2. Properties
     We own our home office building consisting of 56,000 square feet and located at 10689 North Pennsylvania Street, Indianapolis, Indiana. We occupy all of this building, except for approximately 22,000 square feet of the building which is leased to Standard Life Insurance Company of Indiana (“Standard Life”), our previously owned financial services business, pursuant to a three (3) year lease agreement with options extending through 2011, entered into on June 8, 2005.
     Our other properties include:
•	approximately 21,000 square feet under a lease that expires in August 2010 in an office and warehouse building located at 6210 N. Technology Center Drive, Indianapolis, Indiana. As of March 2007, our lease obligation was reduced from 30,000 to 21,000 square feet;

•	approximately 1,168 square feet under a lease that expires May 31, 2007 located at 4422 Carver Woods Drive, Suite 125, Blue Ash, Ohio.

•	approximately, 1,794 square feet under a lease that expires that expires January 25, 2008 located at 441 Donelson Pike Suite 395, Nashville, TN 37214.
     We consider all of our facilities to be in good operating condition and generally adequate for our present and anticipated needs.
Item 3. Legal Proceedings
     The Company has none as of April 16, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Shareholder Meeting held on October 16, 2006, the shareholders voted and approved the authorization of additional shares of common stock bringing the total amount of authorized common stock to 200,000,000. The vote was broken down as follows:

For	Against	Abstain
14,841,041	832,592	5,598

Executive Officers and Directors of the Registrant

Name	Age	Position
Ronald D. Hunter	55	Chairman of the Board, President and Chief Executive Officer
Martial R. Knieser, M.D.	65	Executive Vice President, Corporate Development
Mark B.L. Long	44	Executive Vice President , Chief Operating Officer
Daniel K. Calvert	53	Executive Vice President, Chief Accounting Officer
Dainforth (“Dan”) B. French, Jr.	40	Director
James H. Steane II	62	Director
Ronald D. Hunter: Mr. Hunter has been our Chairman of the Board, Chief Executive Officer and Director since our formation in June 1989. He served as Chairman of the Board and Chief Executive Officer of our former financial services subsidiary, Standard Life Insurance Company of Indiana, from December 1987 until its sale in June 2005. From June 1989 until 2002, Mr. Hunter also served as our President. In June 2005, he was reappointed President of Standard Management. Mr. Hunter was Chairman and Chief Executive Officer of our International Operations, Standard Management International S.A. from 1993 until its sale in 2002. Previously, Mr. Hunter held several management and sales positions in the life insurance industry with a number of companies. Mr. Hunter has been widely recognized for his vision and leadership qualities, earning him the distinction of being a finalist four times for the Ernst & Young Entrepreneur of the Year award and becoming a winner in 2004 in the financial services category. He has also become well-known as the author of the book, Vision Questing: Turning Dreams into Realities.
Martial R. Knieser, M.D.: Dr. Knieser has served as Executive Vice-President of Corporate Development since January 2004 and served as a director of Standard Management from 1990 until August 2005. He was Director of Laboratories of Community Hospital, Indianapolis from 1978 to 1991 and was Medical Director of Stat Laboratory Services from 1989 to 1999. Dr. Knieser also served as Medical Director of Standard Life Insurance Company from December 1987 until its sale in June 2005. Dr. Knieser served as Director of Laboratories of St. Vincent Mercy Hospital, Elwood, Indiana until January 2005.
Mark B.L. Long: Mr. Long has been our Executive Vice President of Pharmacy Operations since July 2004. In such capacity, Mr. Long leads and directs the operational activities of our pharmacy operations. Mr. Long is a pharmacist and experienced in the pharmaceutical distribution and healthcare industries. Before joining the Company, Mr. Long was the Regional Vice President of Operations for PharMerica, a leading national provider of pharmaceuticals to long-term care and infusion therapy patients. Mr. Long received his degrees in Pharmacy and Business Administration from Temple University and LaSalle University, respectively.
Daniel K. Calvert: Mr. Calvert is Executive Vice President, Chief Accounting Officer. Mr. Calvert’s responsibilities include securities and public reporting, managing and design of subsidiary financial reporting and chairman of the internal audit committee. Mr. Calvert brings to the company over 25 years of financial, strategic, and operational management experience in diversified national and international companies.
James H. Steane II: Mr. Steane has been a director since 2002. In 1999 Mr. Steane retired from Fleet Bank after 29 years in corporate banking, where he held a number of positions, including Senior Vice President and Senior Lending Officer in the Insurance and Mutual Fund Group. Mr. Steane is also the past President of Junior Achievement of Hartford, Connecticut and the American School for the Deaf. Mr. Steane received his MBA degree from Adelphi University.
Dainforth B. French, Jr.: Mr. French has been a director since October 2004. Mr. French has served as President of Leonard Capital Markets, an investment banking firm in Grosse Pointe, Michigan, since October 2004. From 2000 to 2004, he served as Managing Director of Donnelly Penman & Partners, an investment banking firm in Grosse Pointe, Michigan. Mr. French received his B.A. degree from Georgetown University and obtained his M.B.A. degree from the University of Detroit.

Part II
Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters
     Our common stock is listed on the OTC Bulletin Board and trades under the symbol SMAN. On April 3, 2007, we had 38,021,194 shares of common stock outstanding, which were held by approximately 2,000 holders of record. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share for our common stock on the NASDAQ National Market (until May 22, 2006) and on the OTC Bulletin Board (from May 23, 2006). The OTCBB prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Quarter ended March 31, 2006	$1.75	$0.70
Quarter ended June 30, 2006	1.15	0.21
Quarter ended September 30, 2006	0.47	0.21
Quarter ended December 31, 2006	0.25	0.04

Quarter ended March 31, 2005	$4.93	$2.70
Quarter ended June 30, 2005	3.19	1.50
Quarter ended September 30, 2005	2.45	1.79
Quarter ended December 31, 2005	2.25	1.34
Equity Compensation Plan Information
     The following provides tabular disclosure of the number of securities that may be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2006. All of our equity compensation plans have been approved by our shareholders.

Number of
securities
	Number of		remaining
	securities	Weighted-	available for
	to be issued	average	future
	upon	exercise	issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation
Plan Category	options	options	plans
Equity compensation plans approved by security holders:
1992 Stock Option Plan	563,000	$5.03	—
2002 Stock Incentive Plan	812,000	2.70	1,152,558

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

	Year Ended December 31
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Net revenues (b)	$9,029	$3,806	$—	$—	$—
Cost of sales (b)	6,399	2,753	—	—	—
Gross profit (b)	2,630	1,053	—	—	—
Loss from continuing operations	(7,721)	(12,571)	(14,060)	(9,555)	(10,585)
Income (loss) from discontinued operations (a)	(11,700)	(41,693)	3,192	(916)	9,456
Net income (loss)	(19,421)	(54,264)	(10,868)	(10,471)	(1,130)

PER SHARE DATA:

Loss from continuing operations,	(0.60)	(1.49)	(1.76)	(1.19)	(1.39)
Income (loss) from discontinued operations	(0.92)	(4.93)	0.40	(0.11)	1.24
Net loss	(1.52)	(6.42)	(1.36)	(1.30)	(0.15)
Weighted average common shares outstanding,	12,779,164	8,455,869	7,973,029	8,031,749	7,623,690

Common shares outstanding	16,171,194	9,095,208	7,921,113	8,114,196	7,854,674

BALANCE SHEET DATA (at year end):
Cash and cash equivalents	$565	$1,709	$1,080	$1,270	$3,275
Assets of continuing operations	17,545	26,100	17,277	18,610	21,054
Assets of discontinued operations (a)	948	23,287	1,930,468	1,956,161	1,694,702
Total assets	18,493	49,387	1,947,745	1,974,771	1,715,756
Debt	27,115	39,309	54,310	49,046	28,000
Shareholders’ equity (deficit)	(15,071)	4,943	60,032	72,447	87,734

(a)	During 2005, the company sold its financial services subsidiary. During 2006, the company sold or discontinued several pharmacy businesses acquired during 2002 — 2005. See Management Discussion &Analysis for further description.

(b)	Precision was acquired in July 2005.
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

Discontinued Operations — Financial Services
     On June 9, 2005, we completed the sale of all outstanding capital stock of our former insurance operations, Standard Life Insurance Company of Indiana (“Standard Life”), and its subsidiary, and $27 million aggregate principal amount of surplus debentures issued by Standard Life in our favor to Capital Assurance Corporation (“Capital Assurance”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of Capital Assurance (the “Series A Preferred Stock”) and the assumption by Capital Assurance of approximately $22.3 million of our indebtedness. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in net proceeds to us of $47.2 million. The sales price was subject to post-closing adjustment. Capital Assurance entered into a renewable lease of space in our corporate headquarters for $480,000 per year through June 2008.
     We used a portion of the $47.2 million of cash proceeds to a) pay off $17.7 million of bank debt, including prepayment penalties, b) pay $1.0 million related to obtaining a consent from the holders of the trust preferred securities described in Note 5 to effectively allow us to complete the sale of Standard Life and c) pay $3.5 million of professional fees (investment bankers, attorneys and accountants) and miscellaneous other costs related to the sale (printing and mailing of proxy materials and severance payments). The remaining cash proceeds were added to general working capital and have been used for general corporate purposes and pharmacy acquisitions.
     On June 29, 2006, we entered into a Redemption Agreement with Capital Assurance whereby for a gross payment of $1.5 million to us (a net of $1.0 million after the deduction of certain agreed upon amounts), the parties agreed upon the terms for the redemption of the Series A Preferred Stock. The net redemption price of $1.0 million was paid to us by Capital Assurance in June 2006. As additional consideration for the redemption, Capital Assurance agreed to release and discharge us from any further indemnification obligations relating to all pending legal actions against Standard Life. The agreement to release us from the indemnification obligations for these legal actions allowed us to remove approximately $800,000 in legal reserves from our financial statements as of June 30, 2006. We and Capital Assurance also agreed to resolve all issues with respect to a pending action concerning an adjustment to the purchase price for the sale of Standard Life and to dismiss the action with prejudice. Finally, the parties agreed to terminate the Pledge Agreement that was executed by the parties in June 2005 as part of the sale of Standard Life. We realized a $2.8 million loss on the sale of the Series A Preferred Stock (included in Other income, net). Additionally, we realized a $300,000 loss from discontinued operations upon settlement of the purchase price adjustment dispute with Capital Assurance. This $300,000 loss is included in reported losses from discontinued operations for the year ended December 31, 2006.
Pharmacy Business Acquisitions
     During 2005, we acquired four pharmacy operations referred to herein as Rainier, Holland, Precision and Long Term Rx. During 2004, we acquired two pharmacy operations referred to herein as RoyalMed and Apothecary.
     During 2003, we acquired the business assets of MyDoc.com for $645,000 paid in the form of cash of $145,000 and a seller note of $500,000. Additionally, in 2003, we acquired the stock of Medical Care & Outcomes, LLC (“MCO”) with $4 million of our common stock. We later sold MCO back to the original owners (other than a 5% interest valued at $160,000) in April 2004. We recognized a loss on the sale and related severance costs for a prior owner/employee of $964,000 (included now in discontinued operations). This divestiture resulted in the return of our common stock and therefore a direct decrease to equity in April 2004 of $4 million. In 2006, due to the underperformance of MCO, we wrote off its $160,000 investment.
     The aggregate purchase price of the 2005 acquisitions was $18.3 million (excluding $0.8 million of acquisition costs), representing $12.7 million in cash, 1,250,001 shares of our common stock valued at $4.1 million, and $1.5 million in a seller note. The aggregate purchase price of the 2004 acquisitions described was $4.0 million, representing $0.8 million in cash paid at closing, 50,000 shares of our common stock valued at $0.3 million, and $2.9 million of assumed debt and a seller note. We guaranteed the market value of $3.28 per share of some of the common stock issued in the 2005 acquisitions and $7.00 per share for the RoyalMed acquisition at certain anniversary dates
     The operating results of these acquired operations are included in our consolidated results commencing on their respective acquisition dates. See below regarding the sale or closure of several of these and previously acquired pharmacies.

     During 2006, we expensed in excess of $1,325,000 related to terminated acquisition agreements which were not concluded due to lack of financing and terminated financing transactions which were not consummated.
Discontinued Operations — Pharmacy Services
     On August 11, 2006, we sold certain rights, properties and assets of Rainier and Holland to Omnicare, Inc. (“Omnicare”). At the closing, Omnicare agreed to pay us an aggregate purchase price of up to $13.2 million and assumed certain liabilities of Rainier and Holland valued at $750,000. Of the purchase price, (1) $12.0 million in cash was paid by Omnicare at the closing, (2) $700,000 was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets , and (3) up to $520,000 could have been earned based on a calculation defined in the sales agreement. We also agreed to grant Omnicare a three (3) year right of first refusal for the purchase of any other pharmacy businesses. We recorded an original loss on the sale of $3.6 million, including our estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $520,000.
     Concurrently with the sale of Rainier and Holland, on August 11, 2006, we entered into a Settlement Agreement with John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust (collectively, the “Trans”), who were the former owners of Rainier. The Settlement Agreement resolved all disputes among the parties with respect to, among other matters, a promissory note granted by us to the Trans as part of the consideration for the acquisition, the amount of bonus and earn-out payments owed to Mr. Tran under the terms of his Employment Agreement with Rainier and certain leases entered into with the Trans as part of the acquisition. Under the settlement, we paid the Trans approximately $5.5 million, of which approximately $1.5 million was for the repayment of the promissory note, $1.0 million for the disputed earn-out payments, $150,000 for the disputed bonus payment, $2.5 million to redeem all 762,195 shares of common stock issued to the Trans as part of the acquisition at their guaranteed price, and $310,000 to redeem all of the shares purchased by the Trans and other associates of the Trans in May 2006 as part of the Company’s private placement at the acquisition price. In exchange for this payment, we received a full and absolute release of any and all claims and liens made by the Trans against the Company. We also agreed to release the Trans from any and all claims it had against them pertaining to these matters. Finally, we agreed to dismiss with prejudice all litigation currently pending pertaining to these matters. The $1.150 million of earn-out and bonus payments are reflected as expenses of discontinued operations in the year ended December 31, 2006.
     On July 25, 2006, we sold the assets of Pharmaceutical Corporation of America, LLC (“PCA”), a wholesale pharmacy, to Indiana Life Sciences (a company owned by one of our executive officers) for $1 and a commitment to purchase $100,000 of our common stock through a private placement offering. That investment was made in July 2006. We recorded a loss on the sale of $428,000.
     On October 20, 2006, we completed the sale of certain rights, properties and assets of Long Term Rx to Omnicare, Inc. The contract purchase price was for $5.1 million. Of the purchase price, (1) $4.2 million in cash was paid by Omnicare at the closing, (2) $750,000 was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets, and (3) up to $225,000 could have been made based on a calculation defined in the sale agreement. We recorded an original gain on the sale of $1.2 million including our estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $225,000 and after an expense, related to the buy out of a portion of the remaining lease for space no longer needed at our operating facility in Indianapolis.
     Based on ongoing correspondence regarding the final determination of the holdbacks for both Rainier and Long Term Rx, we have, as of December 31, 2006, reduced our holdback receivables from Omnicare to management’s best estimate of the ultimate settlement of these amounts. The related adjustment is included as an additional loss on the respective sales. Future adjustments based on continuing negotiations are not expected to be material.
     In November of 2006, we sold RoyalMed for $75,000, recognizing a loss on sale of $ .2 million.

     In late 2006, management decided to sell a portion of the Company’s “HomeMed” pharmacy operations and to close the remaining “HomeMed” operations. The sale and the closing of the operations were completed in March 2007. A portion of the operations were sold to HomeMed, LLC, a non-affiliated entity, for a cash purchase price of $.4 million. All unsold assets were written down to their minimal estimated realizable value as of December 31, 2006. An aggregate $0.6 million charge was recorded as a component of discontinued operations. Concurrently, the Company entered into a management services agreement with the buyer to provide accounting and other related services for two (2) or more years. Related management services fees of $100,000 were paid in advance upon closing the sale.
Our Growth Strategy
     Our strategy for growth is to acquire and integrate regional pharmacies that expand our footprint and increase the products and services we offer. We have identified several potential strategic acquisitions which, if completed, would allow us to build critical mass in terms of both customers served, human and technological capital. While we intend to grow our business quickly on a regional basis through acquisitions in the near term, we are also committed to creating operational efficiencies in our existing operations so that our business can grow organically as well.
     In the initial stages of our long-term growth plan, acquisitions have played and will continue to play a primary role. The management team has substantial experience in identifying, initiating and closing acquisitions, having completed 20 acquisitions since 1989. Our objective is to pursue only acquisition targets that are in harmony with current operations while being accretive to earnings. Our commitment is to acquire institutional long-term care and infusion therapy pharmacies, and integrate them into our national, centralized operations model (which includes national, centralized pricing). At the same time, we afford the target companies economies of scale and reduction of overhead by providing services such as legal, accounting, marketing and business development, human resources and information technology services which are easily applied across all operational units.
     Since entering the long term care sector in 2005, we generally pursue acquisitions of businesses with strong historical revenue and earnings performance, and with a committed existing management team willing to actively participate in the continued operations of the company post-acquisition and to grow their operational unit approximately 15% per year. Our intent is to maintain the integrity and heritage of the acquired business while providing resources to enable management to invest more time in generating operating revenue. In this way, the local business unit operators can improve patient satisfaction in addition to enhancing the development of their personnel and the refinement of their business processes.
     We expect target EBITDA post-closing for acquired entities to range from 8-10% of revenues depending on the type of pharmacy acquired.
     We generally finance our acquisitions with a combination of cash, equity and seller financing (usually through a promissory note). This structure enables us to align our long-term expectations and incentives with those of the existing management. We believe the formation of UHCC will enhance our ability to generate debt and equity financing to become profitable and grow.

Critical Accounting Policies
Overview
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of these financial statements, management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, and the related disclosure of commitments and contingencies. On a regular basis, the Company evaluates the estimates used, including those related to bad debts, contractual allowances, inventory valuation, impairment of intangible assets, income taxes, stock-based compensation, legal contingencies and other operating allowances and accruals. Management bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. The Company’s significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements.
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

Goodwill and Intangible Assets
     The balance of our goodwill and intangible assets was $2.4 million at December 31, 2006. The recovery of goodwill is dependent on the fair value of the businesses to which it relates. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is subject to at least annual impairment tests based on the estimated fair value of the business units. There are numerous assumptions and estimates underlying the determination of the estimated fair value of these businesses. The Company’s assessment of goodwill impairment requires estimates including estimates of future cash flows. The estimates of future cash flows are based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual impairment analysis is performed. Further, they require management’s subjective judgments and take into account assumptions about overall growth rates and increases in expenses. Changes in these estimates due to unforeseen events and circumstances could cause the Company’s analysis to indicate that goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of the Company’s goodwill, which could be material to the Company’s financial position, results of operations or cash flows. Different valuation methods and assumptions can produce significantly different results that could affect the amount of any potential impairment charge that might be required to be recognized. The Company has used independent valuation firm to assist in determining the estimated fair market value of some of its now discontinued reporting units. If that estimated value is not sufficient to cover the recorded balance of goodwill, an impairment charge is recognized. Charges of $1.2 million, $2.8 million and $1.0 million resulting from the impairment of goodwill were recorded in 2006, 2005 and 2004, respectively, as part of discontinued operations.
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
Stock-Based Compensation
     Through December 31, 2005, we recorded compensation expense for all employee and director stock-based compensation plans using the intrinsic value method. Under the intrinsic value method, stock compensation expense is defined as the difference between the amount payable upon exercise of an option and the quoted market value of the underlying common stock on the date of grant or measurement date. Any resulting compensation expense is recognized ratably over the vesting period. We then compute an estimated fair value of granted options using a Black-Scholes option valuation model for purposes of disclosing pro forma information regarding granted options.
     Effective January 1, 2006, we adopted a new accounting policy that requires the fair value of stock options to be expensed over the vesting period. We continue to use a Black-Scholes option valuation model to determine fair value.
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
     The valuation model requires the input of highly subjective assumptions including the expected volatility factor of the market price of the Company’s common stock (as determined by reviewing its historical public market closing prices). Black-Scholes utilizes other assumptions related to the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid any cash dividends) and employee exercise behavior. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected life of the grants is derived from historical factors.

Conversion Features and Common Stock Warrants
     Certain provisions of the conversion features contained in the Company’s outstanding 2006 6% convertible notes required the Company to separate the value of certain derivatives from this debt and record such value as a separate liability, which must be marked-to-market each balance sheet date. Future period fair value adjustments to the derivatives could result in further gains or losses. To compute the estimated value of the derivatives, the Company used an outside appraisal which included various assumptions, including those used in a Black-Sholes model. Additionally, these conversion features required that all outstanding common stock purchase warrants be fair valued using the Black-Scholes option valuation model, and recorded as a liability with corresponding reduction in additional paid-in capital. The liability must be marked-to-market each balance sheet. Future period fair value adjustments to the warrant liability could result in further gains or losses.
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
     A $27.9 million valuation allowance has been provided on our full net deferred income tax assets at December 31, 2006. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. If or when the Company becomes profitable, management may determine that all or a portion of this valuation allowance is not required and, if so, the Company will record benefits, which could be substantial, in the period such determinations are made.
     We also believe that are capital and net operating losses as of December 31, 2006 are likely to be limited pursuant to current income tax regulations regarding ownership changes occurring in March 2007.

Results of Operations for the three (3) years ended December 31, 2006:
Consolidated Statement of Operations

	Year Ended December 31
	2006	2005	2004
Net revenues	$9,029	$3,806	$—
Cost of revenues	6,399	2,753	—

Gross profit	2,630	1,053	—

Selling, general and administrative expenses	10,977	9,749	8,379
Impacts related to value of warrants and derivitives	71	(272)	—
Depreciation and amortization	819	923	1,437

Operating loss	(9,237)	(9,347)	(9,816)

Other income, net	6,335	1,078	182

Interest expense	(4,819)	(4,302)	(4,426)

Net loss from continuing operations before income tax expense (benefit)	(7,721)	(12,571)	14,060)
Income tax expense (benefit)	—	—	—

Net loss from continuing operations	(7,721)	(12,571)	(14,060)

Income (loss) from discontinued operations, net of income taxes of $212, $395, and $(627), respectively	(11,700)	(41,693)	3,192

Net loss	$(19,421)	$(54,264)	$(10,868)

General:
          Our continuing operations reflect the results of our one remaining pharmacy operation, Precision, whose profitability is primarily a function of gross margin on sales (the difference between sales and cost of sales) and management of its operating expenses. Other continuing operating results primarily include our corporate service functions.
Net revenues:
•	During 2006, sales increased $5.2 million or 137% from 2005 to $9.0 million, primarily due to Precision being acquired at the end of July of 2005 and therefore having only five (5) months of activity included in 2005.
Gross profit:
•	During 2006, gross profit increased $1.6 million or 250% from 2005 to $2.6 million, primarily due to Precision being acquired at the end of July of 2005, and, therefore, having only five (5) months of activity included in 2005. Gross margin was approximately 28% in both years.

Selling, general and administrative expenses:
•	During 2006, selling, general and administrative expenses increased $1.2 million or 12.6% from 2005 to $11.0 million, primarily due to a $1.3 million increase in Precision, it having been acquired at the end of July 2005, and, therefore, having only five (5) months of activity included in 2005. Corporate expenses were up $.1 million or 1% from 2005. On June 30, 2006, the Company entered into a Settlement Agreement and Mutual Release with Paul B. (Pete) Pheffer, its former executive officer and director, whereby Mr. Pheffer agreed to accept three settlement payments totaling $900,000 in full settlement of his claims against the Company. This expense was offset by reductions to Payroll ($.4), advertising ($.2), and other miscellaneous expenses ($.2).

•	During 2005, selling, general and administrative expenses increased $1.3 million or 16.3% increase from 2004 to $9.7 million, due to the acquisition of Precision ($.9 million) and a $0.4 million in professional fees.
Impacts related to value of warrants and derivatives:
     As a result of certain terms of conversion features on debt issued in 2006, certain derivatives embedded in that debt and all outstanding warrants to acquire stock have been reflected as liabilities of the Company, which require market to market adjustments each balance sheet date. In addition, due to other features of convertible debt issued in 2005, associated warrants have also been reflected as liabilities which require similar adjustments.
Depreciation and amortization:
•	During 2006, depreciation and amortization decreased $.1 million from 2005 due to the sale of assets to Standard Life in mid 2005.

•	During 2005, depreciation decreased $.5 million from 2004 due to the sales of assets to Standard Life in mid 2005.
Other income, net:
•	During 2006, other income increased $5.3 million due primarily of the conversion of the Trust Preferred Stock. In June 2006, the Company completed an exchange offer for a portion of the Trust Preferred Securities which allowed all Trust Preferred Security holders to exchange their Trust Preferred Securities for six (6) shares of common stock of Standard Management. The Company received tenders for 1,112,341 shares or 53.7% of outstanding Trust Preferred Securities by the expiration date of the offer to exchange. On June 30, 2006, as a result of the exchange offer, the Company issued 6,674,046 shares of its common stock valued at $1.8 million in exchange for $11.1 million of the Trust Preferred Securities and $.6 million of related deferred interest, which in turn, reduced the outstanding balance of the subordinated debentures and accrued interest by like amounts. After the write off of a pro rata portion of previously-unamortized deferred financing fees and the costs of the transaction, the Company recorded a $9.2 million gain upon the exchange as a component of Other Income, net in June 2006.

This 2006 gain was partially offset by a $2.8 million loss on the redemption of Series A Preferred Stock and $1.3 million of expenses related to unsuccessful acquisitions and financings.

•	During 2005, other income increased $.9 million from 2004 to $1.1 million primarily due to rental income and dividend income received from Standard Life after its sale in June 2005. Additionally the increase is also attributable to interest income earned from the net cash proceeds from the sale of Standard Life.

Interest expense:
•	During 2006, interest expense increased $.5 million or 11% from 2005 to $4.8 million primarily due to the cost of short term borrowing during 2006 more than offsetting the impact of paying off debt with proceeds from asset sales and converting $11.1 million of 10.25% debt into common shares in June 2006.

•	During 2005, interest expense decreased $0.1 million or 3% from 2004 to $4.3 million, primarily due to the repayment of our senior secured credit facility after the sale of Standard Life in June 2005, offset partially by a full year of interest in 2005 on $6.1 million of convertible debt issued in 2004 and $4.8 million of convertible debt issued in March 2005.
Income tax provision:
•	Provision for income taxes remained zero due to continued net losses in 2004, 2005 and 2006 and a 100% valuation allowance against all resulting net deferred income tax assets.
Discontinued Operations:
     In 2006, the $11.7 million loss on discontinued operations were comprised of results for Long Term Rx ($.9 million gain), Rainier ($4.8 million loss), PCA ($.5 million loss), Home Med ($7.0 million loss), and Financial Services ($.3 million loss).
     In 2005, other than $0.3 million of loss in 2003 which related to a sales price adjustment on the 2002 sale of our international financial services business, the reported results from discontinued operations related to our previous domestic financial services business which was sold in June 2005, and pharmacy operations sold or discontinued during 2006 and early 2007. The 2005 loss includes a $36.6 million impairment charge resulting from the sale of the financial services business for which no tax benefit has been recorded. Other than this charge, this business had net income of $2.6 million and $9.8 million in 2005 and 2004, respectively. Pharmacy operations for 2005 and 2004 were net losses of $7.6 million and $6.6 million, respectively.
Liquidity and Capital Resources:
          Our independent auditors have expressed “substantial doubt” about our ability to continue as a going concern based on our recurring losses from continuing operations and the possibility that we may not have adequate financing to meet all of our near term cash requirements.
          Our net cash used in operating activities of continuing operations during the year ended December 31, 2006 was $11.0 million compared to cash used of $11.5 million in the year ended December 31, 2005. The net cash used in operating activities of continuing operations in 2006 and 2005 is mainly attributable to expenses associated with the continued development of our pharmacy operating platform, as well as interest expense and salary expense at the holding company level.
          Our net cash provided by investing activities of continuing operations during the year ended December 31, 2006 was $18.5 million compared to cash provided of $36.9 million in the year ended December 31, 2005. The decrease in 2006 is primarily related to the proceeds from the sale of Standard Life in 2005 exceeding the proceeds from the sale of pharmacy operations in 2006 somewhat offset by $11.2 million of cash used in 2005 to acquire pharmacy operations.
          Our net cash used in financing activities of continuing operations during the year ended December 31, 2006 was $8.6 million compared to net cash used of $24.8 million in the year ended December 31, 2005. The 2005 net cash used in financing activities of continuing operations was mainly attributable to the repayment and termination of our senior credit facility upon the sale of Standard Life partially offset by increased borrowings under convertible notes issued in 2005.

          Our net cash used in operating activities of continuing operations during the year ended December 31, 2005 was $11.5 million compared to cash used of $12.0 million in the year ended December 31, 2004. The net cash used in operating activities of continuing operations in 2005 and 2004 is mainly attributable to expenses associated with the continued development of our pharmacy operating platform, as well as interest expense and salary expense at the holding company level.
          Our net cash provided by investing activities of continuing operations during the year ended December 31, 2005 was $36.9 million compared to cash used of $1.8 million in the year ended December 31, 2004. The increase in 2005 is primarily related to the proceeds from the sale of Standard Life, partially offset by cash used as part of the consideration of our recent acquisitions.
          Our net cash used in financing activities of continuing operations during the year ended December 31, 2005 was $24.8 million compared to net cash provided of $13.6 million in the year ended December 31, 2004. The 2005 net cash used in financing activities of continuing operations was mainly attributable to the repayment and termination of our senior credit facility upon the sale of Standard Life partially offset by increased borrowings under convertible notes issued in 2005. The 2004 net cash provided by financing activities of continuing operations was mainly attributable to borrowings and cash received from our discontinued operations and increased borrowings under convertible notes issued in 2004.
          Our principal cash requirements are for cost of goods sold, operating expenses, and debt service obligations. Our primary sources of such cash are cash flow from pharmaceutical sales, external borrowings, and sales of equity securities.
          During 2006 and early 2007, we took the following actions in our efforts to maximize cash in-flows, reduce cash requirements, and generally provide adequate cash resources to meet our operating needs.
•	In April 2006, we borrowed $2.8 million from one of our then officers. We repaid this debt with proceeds from borrowings of $2.8 million from a then director in July 2006. This debt was repaid as well as an additional $1 million borrowed from and due to this individual as financing fees at various times throughout the second half of 2006 and the first quarter of 2007 with proceeds generally from the sale of pharmacy operations and our common stock.

•	On March 8, 2006, we announced that we elected to defer distributions, beginning March 31, 2006, on the 10.25% preferred securities (the “Trust Preferred Securities”) of our subsidiary SMAN Capital Trust I for up to two (2) years, with the ability to defer up to five (5) years. All unpaid distributions will accrue interest at the rate of 10.25% annually until paid.

•	In June 2006 the Company completed an exchange offer for a portion of the Trust Preferred Securities which allowed all Trust Preferred Security holders to exchange their Trust Preferred Securities for six (6) shares of common stock of Standard Management. The Company received tenders for 1,112,341 shares or 53.7% of outstanding Trust Preferred Securities by the expiration date of the offer to exchange. On June 30, 2006, as a result of the exchange offer, the Company issued 6,674,046 shares of its common stock valued at $1.8 million in exchange for $11.1 million of the Trust Preferred Securities and $.6 million of related deferred interest, which in turn, reduced the outstanding balance of the subordinated debentures and accrued interest by like amounts. After the write off of a pro rata portion of previously-unamortized deferred financing fees and the costs of the transaction, the Company recorded a $9.2 million gain upon the exchange as a component of Other Income, net in June 2006.

•	In early 2006, the Company announced efforts to offer up to $15 million shares of its common stock for sale to accredited investors in a series of one or more private placements. Through December 31, 2006, the Company issued 1,491,340 shares of common stock along with warrants to acquire up to an additional 447,402 shares of common stock (inclusive of certain issuances which we later reacquired by the Company at the same price) for $630,000. During the three months ended March 31, 2007, the Company sold an additional 21,850,000 shares and warrants to acquire up to 55,500 shares for $2,185,000 under this same program.

•	In May 2006, the Company sold unimproved real estate south of its corporate headquarters in Indianapolis for $1.1 million to a then director of the Company. Proceeds were mandatorily used to pay down indebtedness that had been secured by the real estate. This pay down resulted in almost no further scheduled maturity payments of this indebtedness for the remainder of 2006.

•	In June 2006, the Company received a net $1.0 million payment from Capital Assurance upon the redemption of the 7% cumulative preferred stock it had received from Capital Assurance as partial consideration in the 2005 sale of its financial services business. Concurrent with the redemption, Capital Assurance assumed all outstanding litigation related to that business allowing the Company to eliminate approximately $800,000 of previously-established litigation reserves.

•	During the third and fourth quarter of 2006 and the first quarter of 2007, the Company sold substantially all of the pharmacy operations it had acquired from 2002 through 2006. Aggregate sales proceeds received as of March 31, 2007 of $16.2 million have been used primarily to pay down short term borrowings and other general corporate purposes.

•	In August 2006, the Company settled various disputes with the previous owners of one of its pharmacy operations resulting in the payment by the Company of $5.5 million to reacquire Company shares issued upon the acquisition and Company shares and debts issued to parties affiliated with the previous owners in subsequent transactions and settle earn out and bonus disputes. This payment was funded from proceeds received in the concurrent sale by the Company of these pharmacy operations.

•	In March 2007, the Company issued 20 million shares of its common stock to Mr. Sam Schmidt for $2.0 million, providing Mr. Schmidt with a 52.6% interest in the Company. Proceeds were used primarily to pay off short term borrowings and other general corporate purposes.

•	Management has created a new subsidiary, Universal HealthCare Company, LLC (“UHCC”), through which it intends to attract unrelated investors and lenders to fund future acquisitions of pharmacy operations, including Precision from Standard Management. Management expects that Standard Management’s ultimate ownership of UHCC will be approximately 24% as a result of future equity financing by these investors. Standard Management is the Managing Member of UHCC pursuant to a Management Agreement under which it has substantial influence and control of the operations of the acquired businesses. In return, Standard Management will receive guaranteed and performance based fees from UHCC. These fees are expected to provide Standard Management with the funding necessary to support its operations as a management company.

•	Management also continues to explore other sources of funding and new business opportunities, which ,will enable the Company to continue its operations and become profitable. However, the Company can not provide any assurance that such funding or business opportunities will be consummated.
     Cash requirements for 2007 and beyond include substantial debt service costs as reflected in the Contractual Obligations table below. The Company’s current debt obligations are more fully described in Note 6 to our consolidated financial statements and include mortgage notes of $5.7 million with $5.5 million due in 2008, various promissory notes of $1.8 million largely due in 2007, convertible notes of $9.8 million due through 2009 and subordinated trust preferred securities of $9.6 million due in 2031. We expect to finance our debt obligations with proceeds from the sale of Precision Healthcare, management fees from UHCC, the potential refinancing of our corporate headquarters, and new debt and equity financings.
Future Acquisitions:
          As part of our growth plan, we continue to pursue strategic acquisitions through Universal HealthCare Company, LLC as discussed under “Business of Standard Management — Our Growth/Acquisition Strategy.” We generally finance our acquisitions with a combination of cash, stock and seller promissory notes. We will require cash to consummate acquisitions, but cannot at this time predict how much cash will be needed because of the unknown nature of acquisition targets and purchase prices.

Contractual Obligations:
     In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Maturities under these and other contracts are set forth in the following table as of December 31, 2006 (in thousands):

		Payment due by period
		Less than 1			More than
	Total	Year	1-2 Years	3-4 Years	5 Years
Debt Obligations (1)	$52,710	$6,212	$15,735	$1,963	$28,800
Capital Lease Obligations	95	94	1	—	—
Operating Lease Obligations	1,215	312	617	287	—
Purchase Order Obligations	2,357	2,357	—	—	—

Total	$56,377	$8,975	$16,353	$2,250	$28,800

(1)	Payments include principal and interest
Equity Guarantee:
     We have guaranteed the equity portion of the purchase price in our acquisition of Precision Healthcare. The guaranteed value related to Precision Healthcare acquisition was $1.0 million representing 304,878 shares at a $3.28 stock price. Should our common stock price continue to be below the guaranteed price on the applicable 2007 anniversary date, we are required to pay the difference to the sellers in cash or in additional shares of common stock at our option.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary data required with respect to this Item 8 are listed on page F-1 and included in a separate section of this report and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and its Principal Accounting Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

b)	Material Weakness in Internal Controls and Procedures

During the later part of 2006, the Company was in the final stages of a major transition in business operations as described earlier in this report. One of the results of this transition was the Company entering into substantial, non-routine accounting transactions which required a higher level of accounting knowledge to complete. This situation, combined with the loss of certain accounting personnel, including the Company’s Chief Financial Officer, during the same time period, resulted in the Company not having, as of December 31, 2006, a sufficient complement of personnel with the requisite level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles to properly analyze, review, monitor and record these more complicated and certain other accounting transactions. This material weakness lead to delays and correction of previously-recorded amounts while finalizing the 2006 financial statements. As a result, we have concluded that there was more than a remote likelihood that a material misstatement of the Company’s annual financial statements may not have been prevented or could have gone undetected as part of the financial statement closing process for 2006.

c)	Company’s Response to Material Weakness

The Company hired its Principal Accounting Officer, Dan Calvert, late in 2006. As such, his experience with the Company as of December 31, 2006 and the year end closing process was limited. Mr. Calvert has over twenty five years of financial and accounting management experience in both private and public companies combined with graduate study in finance and accounting. The closing process itself has significantly increased his awareness of the Company’s historical and contemplated routine and non routine transactions. On April 17, 2007, the Company replaced its corporate controller. Mike Cleary has over ten years of experience developing accounting staffs and systems in private and public companies. The Company continues to emphasize the development and training of its accounting staff and its commitment to make available accounting research tools necessary to assess complex accounting issues in the future.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors”, “ Executive Officers and Directors ,” “ Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
Item 11. Executive Compensation
     The information required by this Item 11 is incorporated by reference to the information set forth under the captions “Compensation of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
Item 12. Security Ownership of certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item 12 is incorporated by reference to the information set forth under the captions “Security Ownership of Principal Holders and Management” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 is incorporated by reference to the information set forth under the captions “Transactions with Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
     The information required by this Item 14 is incorporated by reference to the information set forth under the captions “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation, as amended effective November 13, 2006;

3.2	Amended and Restated Bylaws as amended (incorporated by reference to Registration Statement on Form S-1 (Registration No. 33-53370) as filed with the Commission on January 27, 1993 and to Exhibit 3 of Quarterly Report on Form 10-Q for the quarter ended September 30, 1994);

4.1	Certificate of Trust of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886);

4.2	Trust Agreement of SMAN Capital Trust I (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886);

4.3	Form of Amended and Restated Trust Agreement of SMAN Capital Trust I among Standard Management, Bankers Trust Company and Bankers Trust (Delaware) (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886);

4.4	Form of Preferred Securities Certificates (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886));

4.5	Form of Junior Subordinated Indenture between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886);

4.6	Form of Junior Subordinated Debenture (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886);

4.7	Form of Preferred Securities Guarantee Agreement between Standard Management and Bankers Trust Company (incorporated by reference to Registration Statement on Form S-1 (Registration No. 333-60886));

4.8	Indenture dated November 30, 2005 by and between Standard Management and U.S. Bank National Association (includes the form 6% Convertible Note due 2008) (incorporated by reference to the Current Report on Form 8-K date of report November 30, 2005);

4.9	Supplemental Indenture dated June 7, 2005 by and between Standard Management and Deutsche Bank Trust Company Americas (incorporated by reference to the Current Report on Form 8-K filed on June 13, 2005);

4.10	Form of 6% Callable Secured Convertible Note issued by the Company to the Selling Shareholders (incorporated by reference to the Registration Statement on Form S-1 filed September 27, 2006 (Registration No. 333-137609));

4.11	Form of Stock Purchase Warrant issued by the Company to the Selling Shareholders (incorporated by reference to the Registration Statement on Form S-1 filed September 27, 2006 (Registration No. 333-13769));

10.1	Employment Agreement by and between Standard Management and Ronald D. Hunter dated and effective January 1, 2004 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004);

10.2	Standard Management Amended and Restated 1992 Stock Option Plan (incorporated by reference to Registration Statement on Form S-4 (Registration No. 333-35447) as filed with the Commission on September 11, 1997;

Exhibit No.	Description of Document
10.3	Lease by and between Standard Life and Standard Management, dated June 8, 2005 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005);

10.4	Promissory Note from Ronald D. Hunter to Standard Management in the amount of $775,500 executed October 28, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997);

10.5	Promissory Note for $6.9 million between Standard Management and Republic Bank dated December 28, 2001 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001);

10.6	Standard Management Corporation 2002 Stock Incentive Plan (incorporated by reference to Standard Management’s Registration Statement on Form S-8 (Registration No. 333-101359));

10.7	Deferred Compensation Plan of Standard Management dated and effective December 31, 2001 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001);

10.8	Employment Agreement by and between Standard Management and Dr. Martial R. Knieser, dated and effective June 1, 2005 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005);

10.9	Securities Purchase Agreement, dated March 21, 2005, between Standard Management and Laurus Master Fund, Ltd., including the form of secured Convertible Term Note and Warrant (incorporated by reference to Current Report on Form 8-K filed on March 25, 2005);

10.10	Registration Rights Agreement, dated March 21, 2005, between Standard Management and Laurus Master Fund, Ltd., including the form of Secured Convertible Term Note and Warrant (incorporated by reference to Current Report on Form 8-K filed on March 25, 2005);

10.11	Agreement and Plan of Merger, dated July 22, 2005, among Standard Management, Rainier Acquisition Corporation, Rainer Home Health Care Pharmacy, Inc., John T.H. Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust u/a/d August 23, 2004, (incorporated by reference to Current Report on Form 8-K filed on July 27, 2005);

10.12	Agreement and Plan of Merger, dated July 28, 2005, among Standard Management, Precision Health Care Acquisition Corporation, Precision Healthcare, Inc., Jose A. Trespalacios, as Voting Trustee, Teresa Fox-Morgan, Robert R. Buehler, Krista K. Trespalacios, and Jose A. Trespalacios, in his individual capacity (incorporated by reference to Current Report on Form 8-K filed on August 3, 2005);

10.13	Agreement and Plan of Merger, dated July 29, 2005, among Standard Management, Long Term RX Acquisition Company, Long Term RX, Inc., The Craig W. Trobaugh Revocable Trust, dated September 7, 2000, The Lorenda K. Trobaugh Revocable Trust, dated September 7, 2000, Craig W. Trobaugh, and Lorenda K. Trobaugh (incorporated by reference to Current Report on Form 8-K filed on August 3, 2005);

10.14	Amendment to Employment Agreement dated August 25, 2005 between Standard Management and Ronald D. Hunter (incorporated by reference to Current Report on Form 8-K field on August 26, 2005);

10.15	Employment Agreement dated July 1, 2005 between Standard Management and Mark B.L. Long (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005);

10.16	Prime Vendor Agreement by and between Standard Management Corporation and Amerisource Bergen Drug Corporation dated March 8, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006);

10.17	Amendment to Prime Vendor Agreement by and between Standard Management Corporation and Amerisource Bergen Drug Corporation dated March 24, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006);

10.18	Promissory Note dated February 23, 2006 between Standard Management Corporation and Sam and Sheila Schmidt, including amendment thereto dated May 12, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006);

Exhibit No.	Description of Document
10.19	Omnibus Amendment and Waiver by and between Standard Management Corporation and Laurus Master Fund, Ltd., dated May 23, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006);

10.20	Secured Promissory Note dated July 27, 2006 in favor of Michael G. Browning (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006);

10.21	Guaranty by and among Rainer Home Health Care Pharmacy, Inc., Precision Healthcare, Inc., Long Term RX, Inc., Home Med Channel, Inc., Holland Drug Store, Inc., and Michael G. Browning dated July 27, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006);

10.22	Pledge Agreement by and between Rainer Home Health Care Pharmacy, Inc., and Michael G. Browning dated July 27, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006);

10.23	Pledge Agreement by and between U.S. Health Services Corporation and Michael G. Browning dated July 27, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006);

10.24	Security Agreement by and among Rainier Home Health Care Pharmacy, Inc., Precision Healthcare, Inc., Long Term RX, Inc., Home Med Channel, Inc., Holland Drug Store, Inc., and Michael G. Browning dated July 27, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006);

10.25	Asset Purchase Agreement by and among Standard Management Corporation, Rainier Home Health Care Pharmacy, Inc., Holland Compounding Pharmacy, Inc., Holland Drug Store, Inc., and Omnicare, Inc. dated July 28, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006);

10.26	Redemption Agreement, dated as of June 29,, 2006, by and between Standard Management Corporation and Capital Assurance Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2006);

10.27	Settlement Agreement and Mutual Release, dated June 30, 2006, by and between Standard Management Corporation and Paul B. (Pete) Pheffer (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2006);

10.28	Securities Purchase Agreement dated September 8, 2006 among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to Registration Statement on Form S-1 filed September 27, 2006 (Registration No. 333-137609))

10.29	Security Agreement dated September 8, 2006, among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millenium Capital Partners II, LLC (incorporated by reference to the Registration Statement on Form S-1 filed September 27, 2006 (Registration No. 333-137609));

10.30	Registration Rights Agreement dated September 8, 2006, among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millenium Capital Partners II, LLC (incorporated by reference to the Registration Statement on Form S-1 filed September 22, 2006 (Registration No. 333-137609));

21	List of Subsidiaries of Standard Management.

23	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

Exhibit No.	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 24, 2007

STANDARD MANAGEMENT CORPORATION
/s/ Ronald D. Hunter
Ronald D. Hunter
Director, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald D. Hunter and Phil McCool and each of them (with full power of each of them to act alone), his attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K or any other instruments he deems necessary or appropriate, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

/s/ Ronald D. Hunter

Ronald D. Hunter	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Daniel K. Calvert

Daniel K. Calvert	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James H. Steane II

James H. Steane II	Director

/s/ Dainforth B. French, Jr.

Dainforth B. French, Jr.	Director

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LIST OF FINANCIAL STATEMENTS
and
FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS
FINANCIAL STATEMENT SCHEDULES
Year Ended December 31, 2006
STANDARD MANAGEMENT CORPORATION
INDIANAPOLIS, INDIANA

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page
Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedules

The following consolidated financial statement schedule is included in this report and should be read in conjunction with the Audited Consolidated Financial Statements.

Schedule IV – Reinsurance for the year ended December 31, 2004	S-1

Schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the Audited Consolidated Financial Statements or related Notes.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Standard Management Corporation
Indianapolis, Indiana
     We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included in the financial statement schedule on page S-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with the accounting principles generally accepted in the United States of America.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations and may not have adequate financing to meet all of its near-term operating needs. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share Based Payment.”
     Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman, LLP
Chicago, Illinois
April 20, 2007

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$565	$1,709
Accounts receivable, net of allowances of $85 and $138, respectively	1,004	1,540
Inventories	750	317
Prepaid and other current assets	535	617
Assets of discontinued operations	948	23,287

Total current assets	3,802	27,470

Property and equipment, net	8,037	8,554
Assets held for sale	931	1,506
Deferred financing fees, net	1,263	2,009
Officer and other notes receivable, less current portion	776	842
Investments in unconsolidated entities	—	5,160
Intangible assets, net	304	380
Goodwill	2,078	2,078
Other noncurrent assets	1,302	1,388

Total assets	$18,493	$49,387

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,720	$455
Accrued expenses	2,101	1,429
Current portion of long-term debt	4,306	2,533
Liabilities of discontinued operations	1,471	2,156

Total current liabilities	9,598	6,573

Long-term debt, less current portion	22,809	36,776
Common stock warrants	87	80
Other long-term liabilities	1,070	1,015

Total liabilities	33,564	44,444

Shareholders’ equity (deficit):
Common stock, no par value, and additional paid in capital, 200,000,000 shares and 40,000,000 shares authorized, 19,011,367 shares and 10,712,859 shares issued in 2006 and 2005, respectively	70,785	68,537
Retained deficit	(75,214)	(55,793)
Treasury stock, at cost, 2,840,173 shares and 1,617,651 shares in 2006 and 2005, respectively	(10,829)	(7,901)
Accumulated other comprehensive income from continuing operations	187	100
Total shareholders’ equity (deficit)	(15,071)	4,943

Total liabilities and shareholders’ equity (deficit)	$18,493	$49,387

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31
	2006	2005	2004
Net revenues	$9,029	$3,806	$—
Cost of revenues	6,399	2,753	—

Gross profit	2,630	1,053	—

Selling, general and administrative expenses	10,977	9,749	8,379
Impacts related to value of warrants and derivatives	71	(272)	—
Depreciation and amortization	819	923	1,437

Operating loss	(9,237)	(9,347)	(9,816)

Other income, net	6,335	1,078	182

Interest expense	(4,819)	(4,302)	(4,426)

Net loss from continuing operations before income tax expense (benefit)	(7,721)	(12,571)	(14,060)
Income tax expense (benefit)	—	—	—

Net loss from continuing operations	(7,721)	(12,571)	(14,060)

Income (loss) from discontinued operations, net of income taxes of $212, $395 and ($627), respectively	(11,700)	(41,693)	3,192

Net loss	$(19,421)	$(54,264)	$(10,868)

Loss per share — basic and diluted
Loss from continuing operations	$(0.60)	$(1.49)	$(1.76)
Income (loss) from discontinued operations	(0.92)	(4.93)	0.40

Net loss	$(1.52)	$(6.42)	$(1.36)

Weighted average shares outstanding	12,779,164	8,455,869	7,973,029

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

		Common stock	Retained		Accumulated other
		and Additional	earnings		comprehensive
	Total	Paid in Capital	(deficit)	Treasury stock	income
Balance at December 31, 2003	72,447	$68,077	$9,339	$(7,671)	$2,702
Comprehensive loss:
Net loss	(10,868)	—	(10,868)	—	—
Change in unrealized loss on securities, net taxes of $1,130	2,193	—	—	—	2,193

Comprehensive loss	(8,675)

Purchase of treasury stock	(32)	—	—	(32)	—
Issuance of common stock in business acquisitions	293	293	—	—	—
Exercise of common stock options	(1)	(1)	—	—	—
Sale of MCO	(4,000)	(4,000)	—	—	—

Balance at December 31, 2004	60,032	64,369	(1,529)	(7,703)	4,895

Comprehensive loss:
Net loss	(54,264)	—	(54,264)	—	—
Change in unrealized gain or securities, net taxes of $1,130	(4,795)	—	—	—	(4,795)

Comprehensive loss	(59,059)

Adjustment due to stock price contingency	(84)	(84)	—	—	—
Purchase of treasury stock	(198)	—	—	(198)	—
Issuance of common stock in business acquisitions	4,100	4,100	—	—	—
Exercise of common stock options	(14)	(14)	—	—	—
Issuance of warrants for services	166	166	—	—	—

Balance at December 31, 2005	4,943	68,537	(55,793)	(7,901)	100

Comprehensive loss:
Net loss	(19,421)	—	(19,421)	—	—
Change in unrealized gain on securities	87	—	—	—	87

Comprehensive loss	(19,334)

Stock-based compensation expense	38	38	—	—	—
Purchase of treasury stock	(2,928)	—	—	(2,928)	—
Exchange — Trust Preferred	1,802	1,802	—	—	—
Sale of common stock and warrants, net of issuance cost	439	439	—	—	—
Reclassification of warrants to liabilities	(128)	(128)	—	—	—
Issuance of warrants for services	97	97	—	—	—

Balance at December 31, 2006	$(15,071)	$70,785	$(75,214)	$(10,829)	$187

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(19,421)	$(54,264)	$(10,868)
Net income (loss) from discontinued operations	(11,700)	(41,693)	3,192

Net loss from continuing operations	(7,721)	(12,571)	(14,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657	923	1,437
Amortization of deferred financing costs and debt discount	785	540	—
Gain on Trust Preferred exchange	(9,199)	—	—
Non-cash stock compensation expense	37	—	—
Provision for bad debts	63	69	—
Impact related to value of warrants and derivitives	71	—	—
Loss related to sale of a business	—	—	—
Net loss related to asset dispositions	2,307	—	309
Change in operating assets and liabilities, net of effect of business acquisitions and dispositions:
Accounts receivable	457	(788)	823
Inventories	(433)	37	—
Prepaid and other current assets	152	1,904	(354)
Accounts payable	1,265	(423)	—
Accrued expenses	382	(832)	(109)
Other	206	(377)	(7)

Net cash used in operating activities of continuing operations	(10,971)	(11,518)	(11,961)

INVESTING ACTIVITIES:
Capital expenditures	(51)	(114)	(623)
Receipt (refund) of proceeds from sale of Standard Life	(300)	47,214	—
Proceeds from sale of assets	1,083	155	—
Redemption of preferred stock	1,500
Cash paid for pharmacy acquisitions, net of cash acquired	—	(11,173)	(469)
Cash received for sale of businesses	16,164	—	(800)
Change in other noncurrent assets, net	66	825	90

Net cash provided by (used in) investing activities of continuing operations	18,462	36,907	(1,802)

FINANCING ACTIVITIES:
New borrowings	10,609	4,750	6,050
Net cash received from (provided to) discontinued operations	(4,293)	(7,749)	9,218
Purchase of common stock for treasury	(2,928)	(198)	(32)
Proceeds from sale of stock and warrants, net of issuance costs	439	(14)	(1)
Deferred financing costs paid	(351)	(474)	(395)
Repayments of long-term debt	(12,111)	(21,076)	(1,268)

Net cash provided by (used in) financing activities of continuing operations	(8,635)	(24,761)	13,572

Net cash provided by (used in) operating activities of discontinued operations	(6,297)	11,885	64,456
Net cash provided by (used in) investing activities of discontinued operations	(62)	24,956	(2,308)
Net cash provided by (used in) financing activities of discontinued operations	4,293	(44,717)	(69,967)

Net decrease in cash and cash equivalents of discontinued operations	(2,066)	(7,876)	(7,819)

Total decrease in cash and cash equivalents	(3,210)	(7,248)	(8,010)
Net decrease in cash and cash equivalents of discontinued operations	(2,066)	(7,876)	(7,819)

Net increase (decrease) in cash and cash equivalents of continuing operations	(1,144)	628	(191)

Cash and cash equivalents of continuing operations at beginning of year	1,709	1,081	1,272

Cash and cash equivalents of continuing operations at end of year	$565	$1,709	$1,081

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
Note 1 – Basis of Presentation
     Standard Management Corporation (“Standard Management”) is an Indianapolis-based company that, and through it’s subsidiaries, (collectively, the “Company”), provides pharmaceutical products and services to the healthcare industry. As of April 2007, the Company owned and operated one pharmacy in Tennessee. The Company is seeking to acquire, through a newly formed entity Universal HealthCare Company, LLC (“UHCC”), other existing pharmacies to expand its business. Ultimately, the Company intends to manage regional and other institutional pharmacies to provide pharmaceuticals to long-term care and infusion therapy facilities.
     The Company had previously operated additional pharmacies and an insurance business. However, as more fully described in Notes 3 and 5, the Company sold or closed those operations during 2005 and 2006 and, accordingly, has reflected those businesses as discontinued operations in the accompanying consolidated financial statements. As a result of the discontinuance, the Company now reports within a single operating segment, which includes all of its previously separately reported corporate services functions. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, the Company, has reclassified certain amounts from the prior periods to conform to the 2006 presentation and to reflect its discontinued operations separately from its continuing operations. These reclassifications have no effect on net loss or shareholders’ equity (deficit).
     Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point within the next several months, the Company may not have sufficient cash to meet its operating and debt service requirements. The Company, as of December 31, 2006, has a shareholders’ deficit of $15.1 million and a working capital deficit of $5.8 million. This situation raises “substantial doubt” about the Company’s ability to continue s a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     In response to this situation, during the third quarter of 2006, the Company realigned its expense structure, resulting in the retirement or resignations of four executives and, if applicable, their related employment agreements. Related severance expenses and post-termination consulting fees of $0.4 million are reflected as additional selling, general and administrative expenses in the year ended December 31, 2006.
     Additionally, in 2007, Standard Management entered into a Management Agreement whereby Standard Management will act as the manager of the pharmaceutical operations expected to be acquired by UHCC. Standard Management’s ownership in UHCC is expected to be diluted to approximately 24% in connection with equity financing from unrelated parties to fund the expected acquisitions. Standard Management is expected to earn guaranteed and performance based management fees based on operating results of the acquired pharmacy operations. Management expects that this new investment and financial structure will provide adequate financial support to complete the Company’s development plans.

Note 2 – Summary of Significant Accounting Policies
Revenue Recognition / Contractual Allowances
     Revenues are recognized at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligations to the customer. The Company receives payments through reimbursement from private third-party insurers, long-term care facilities, and Medicaid and Medicare programs and directly from individual residents (private pay).
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
     The Company establishes allowances for doubtful accounts based on historical credit losses and specifically identified credit risks. Management reviews this allowance on an ongoing basis for appropriateness, and such losses have been within management’s expectations. For the year ended December 31, 2006, no single customer accounted for 10% or more of revenues. The Company generally does not require collateral.
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
     Long-lived assets or groups of assets are tested for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. When events or changes in circumstances dictate an impairment review of a long-lived asset or group, the Company will evaluate recoverability and determine whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company will measure any impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value (generally determined by a discounted cash flows model or independent appraisals).
Assets Held For Sale
     Assets held for sale represent investment properties and improvements carried at the lower of cost or fair value.

Deferred Financing Costs
     Financing costs are deferred and amortized on a straight-line basis when it approximates the effective interest method or otherwise, on the effective interest rate method, over the terms of the related debt.
Other Non-current Asset and Liabilities
     Other non-current assets primarily represent fixed maturity securities and equity investments in support of insurance policy liabilities (other non-current liabilities) the Company continues to retain after the sale of its Financial Services operations. Gross unrealized gains and losses are not material. Changes in the fair value of these available for sale securities, other than impairments deemed to be other than temporary, are reported as other comprehensive income (loss). The fixed maturity securities mature in 2008.
Legal fees
     Upon identification of litigation matters against the Company that are likely to result in significant defense costs, the Company, based on discussions with internal and external counsels, estimates and provides for the expected defense costs.
Income Taxes
     Income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for estimated tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in income in the period in which the change is enacted. A valuation reserve is recognized based on the evidence available, if it is more likely than not that some portion or the entire deferred income tax asset will not be realized.
     The Company files a consolidated return for federal income tax purposes.
Net Loss Per Common Share
     Basic earnings (loss) per share are computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated in a similar manner consistent with basic earnings (loss) per share but also include the dilutive effect of the assumed exercise of stock options and warrants under the treasury stock method as well as the effect of convertible notes using the if converted method. As the Company reported losses for each period presented herein, no common stock equivalents were considered in the related computation of diluted loss per share. Common stock equivalents outstanding as of December 31, 2006, 2005 and 2004 were convertible or exercisable into 55,371,942, 8,094,215, and 4,523,259 shares, respectively.

Stock Option Plans
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended, allowing companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options at intrinsic value and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. Upon adoption of SFAS 123(R) and applying the modified prospective method, SFAS(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2006 includes the portion vesting during the period for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123. There were no new awards granted during the year ended December 2006. Stock compensation expense of $38,000 was recognized during the year ended December 31, 2006 on existing stock option awards. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.
     The following table shows the result in pro forma net loss from continuing operations and pro forma loss per share from continuing operations based on fair value at the grant date, which is consistent with the provisions of SFAS 123, as amended, for the year ended December 31, 2005 and 2004 (dollars in thousands, except per share amounts):

	2005	2004
Reported net loss from continuing operations	$(12,571)	$(15,046)
Less: Total stock-based employee compensation expense determined under fair value based method for all grants	919	165

Pro forma net loss from continuing operations	$(13,490)	$(15,211)

Loss per share from continuing operations:
Basic and diluted — as reported	$(1.49)	$(1.89)
Basic and diluted — pro forma	$(1.60)	$(1.91)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

	2005	2004
Risk-free interest rates	4.1%	3.1%
Volatility factors	0.44	0.44
Weighted average expected life	5 years	5 years
Dividend yield	0.0%	0.0%
These key assumptions are summarized as follows:
Risk-free interest rate – Based on the observed interest rates appropriate for the expected term of the stock options.
Volatility factors – Based on the historical volatility of the Company’s common stock for the expected term of the stock options, excluding periods prior to the Company’s sale of Standard Life.
Expected life – Based on historical experience.
Dividend yield – Based on historical experience and future expectations.

     In addition, the Company does not estimate any forfeitures as it expects future forfeitures to be minimal.
     During the third quarter of 2005, the Company re-priced the stated exercise price on certain options from $6.063 to $2.05, which was the market price on the date of adjustment. Pursuant to then-current accounting provisions, this re-pricing constituted a new stock option grant and required variable plan accounting for the related options. As these stock options had no intrinsic value at the re-pricing date or at December 31, 2005, no compensation expense was recorded for 2005. Adoption of FASB 123(R) on January 1, 2006, eliminated the use of variable plan accounting.
     SFAS 123 (R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as cash flows for financing activities rather than as cash flows from operations. The Company has had no net income impact related to stock compensation expense or exercising of stock options primarily due to the Company maintaining a full valuation allowance against its net deferred income tax assets.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting practices requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Fair Value of Financial Instruments
     The carrying value of all financial instruments such as accounts and notes receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. See Note 6 for estimates of fair value of the Company’s debt instruments. Warrants and certain derivative instruments embedded in convertible debt agreements are carried as liabilities at their fair values.
NOTE 3 — DISCONTINUED OPERATIONS – FINANCIAL SERVICES
     On June 9, 2005, the Company completed the sale of all outstanding capital stock of its former insurance operations, Standard Life Insurance Company of Indiana (“Standard Life”) and its subsidiary, and $27 million aggregate principal amount of surplus debentures issued by Standard Life in favor of the Company, to Capital Assurance Corporation (“Capital Assurance”). The purchase price was approximately $79.8 million, consisting of $52.5 million in cash, $5 million in a new class of 7% cumulative exchangeable preferred stock of Capital Assurance (the “Series A Preferred Stock”) and the assumption by Capital Assurance of approximately $22.3 million of indebtedness of the Company. In addition, Standard Management purchased certain assets from Standard Life at closing for approximately $5.3 million, resulting in net proceeds to the Company of $47.2 million. The sales price was subject to post-closing adjustment. Capital Assurance entered into a renewable lease of space in the Company’s corporate headquarters for $480,000 per year through June 2008 with options for three additional years.
     The Company agreed to indemnify Capital Assurance and Standard Life for any losses arising from breaches of any representation, warranty or covenant of Standard Management made in the sale agreement subject to the applicable survival periods, if such losses exceed $500,000 in the aggregate. In addition, Standard Management agreed to indemnify Capital Assurance for all pending litigation of Standard Life without respect to the indemnification threshold.
     Related to the sale of Standard Life, the Company estimates that, for federal income tax purposes, the Company will recognize a capital loss on the sale of approximately $22 million, equal to the difference between its adjusted tax basis in Standard Life and the amount realized from the sale. The Company may realize a tax benefit in future periods from this capital loss provided that it recognizes capital gains within five years. However, as it is currently more likely than not that these benefits will not be realized, the Company has fully offset any potential benefit with a valuation allowance as of December 31, 2005.

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
     On June 29, 2006, the Company entered into a Redemption Agreement with Capital Assurance whereby for a gross payment of $1.5 million to the Company (a net of $1.0 million after the deduction of certain agreed upon amounts), the parties agreed upon the terms for the redemption of the Series A Preferred Stock. The net redemption price of $1.0 million was paid to the Company by Capital Assurance in June 2006. As additional consideration for the redemption, Capital Assurance agreed to release and discharge the Company from any further indemnification obligations relating to all pending legal actions against Standard Life. The agreement to release the Company from the indemnification obligations for these legal actions allowed the Company to remove approximately $800,000 in legal reserves from its financial statements as of June 30, 2006. The Company and Capital Assurance also agreed to resolve all issues with respect to a pending action concerning an adjustment to the purchase price for the sale of Standard Life and to dismiss the action with prejudice. Finally, the parties agreed to terminate the Pledge Agreement that was executed by the parties in June 2005 as part of the sale of Standard Life. The Company realized a $2.8 million loss on the sale of the Series A Preferred Stock (included in Other income, net). Additionally, the Company realized a $300,000 loss from discontinued operations upon settlement of the purchase price adjustment dispute with Capital Assurance. This $300,000 loss is included in reported losses from discontinued operations for the year ended December 31, 2006.
     The following tables summarize the financial position and operating results of the discontinued operations as of and for the years ended on the dates indicated:
Standard Life
Condensed Consolidated Balance Sheets
(dollars in thousands)

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

Standard Life
Condensed Consolidated Statements of Operations
(dollars in thousands)

	For the Year Ended
	December
	2005	2004
Revenues	$40,796	$111,586
Benefits, claims, interest credited and amortization	33,307	91,789
Operating and other expenses	4,652	9,658
Impairment charge and loss on sale	36,606	—
Income tax expense (benefit)	212	395

Income (loss) from discontinued operations	$(33,981)	$9,744

Note 4 – Pharmacy Business Acquisitions
     During 2005, the Company acquired four pharmacy operations referred to herein as Rainier, Holland, Precision and Long Term Rx. During 2004, the Company acquired two pharmacy operations referred to herein as RoyalMed and Apothecary.
     During 2003, the Company acquired the business assets of MyDoc.com for $645,000 paid in the form of cash of $145,000 and a seller note of $500,000. Additionally, in 2003, the Company acquired the stock of Medical Care & Outcomes, LLC (“MCO”) with $4 million of the Company’s common stock. The Company later sold MCO back to the original owners (other than a 5% interest valued at $160,000) in April 2004. The Company recognized a loss on the sale and related severance costs for a prior owner/employee of $964,000 (included now in discontinued operations). This divestiture resulted in the return of the Company’s common stock and therefore a direct decrease to equity in April 2004 of $4 million. In 2006, due to the underperformance of MCO, the Company wrote off its $160,000 investment.
     The aggregate purchase price of the 2005 acquisitions was $18.3 million (excluding $0.8 million of acquisition costs), representing $12.7 million in cash, 1,250,001 shares of the Company’s common stock valued at $4.1 million, and $1.5 million in a seller note. The aggregate purchase price of the 2004 acquisitions was $4.0 million, representing $0.8 million in cash paid at closing, 50,000 shares of the Company’s common stock valued at $0.3 million, and $2.9 million of assumed debt and a seller note. The Company guaranteed the market value of $3.28 per share of some of the common stock issued in the 2005 acquisitions and $7.00 per share for the RoyalMed acquisition at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. The guarantee related to the Rainier acquisition was settled as part of the Tran Settlement described in Note 5. In May 2006 and May 2005, the Company settled the RoyalMed guarantees by issuing 116,456 share of its common stock valued at $96,659 (based on the settlement date’s market price) and $84,000 in cash, respectively.
     The operating results of these acquired operations are included in the consolidated results of the Company commencing on their respective acquisition dates. See Note 5 regarding the sale or closure of several of these and previously-acquired pharmacies.
     During 2006, the Company expensed in excess of $1,325,000 related to terminated acquisition agreements which were not concluded due to lack of financing and terminated financing transactions which were not consummated. These expenses are included in other income, net.
Note 5 — Discontinued Operations — Pharmacy Services
     On August 11, 2006, the Company sold certain rights, properties and assets of Rainier and Holland to Omnicare, Inc. (“Omnicare”). At the closing, Omnicare agreed to pay the Company an aggregate purchase price of up to $13.2 million and assumed certain liabilities of Rainier and Holland valued at $750,000. Of the purchase price, (1) $12.0 million in cash was paid by Omnicare at the closing, (2) $700,000 was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets , and (3) up to $520,000 could have been earned based on a calculation defined in the sales agreement.. The Company also agreed to grant Omnicare a three year right of first refusal for the purchase of any other pharmacy businesses of the Company. The Company recorded an original loss on the sale of $3.6 million, including its estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $520,000.

     Concurrently with the sale of Rainier and Holland, on August 11, 2006, the Company entered into a Settlement Agreement with John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust (collectively, the “Trans”), who were the former owners of Rainier. The Settlement Agreement resolved all disputes among the parties with respect to, among other matters, a promissory note granted by the Company to the Trans as part of the consideration for the acquisition, the amount of bonus and earn-out payments owed to Mr. Tran under the terms of his Employment Agreement with Rainier and certain leases entered into with the Trans as part of the acquisition. Under the settlement, the Company has paid the Trans approximately $5.5 million, of which approximately $1.5 million was for the repayment of the promissory note, $1.0 million for the disputed earn-out payments, $150,000 for the disputed bonus payment, $2.5 million to redeem all 762,195 shares of common stock of the Company issued to the Trans as part of the acquisition at their guaranteed price, and $310,000 to redeem all of the shares purchased by the Trans and other associates of the Trans in May 2006 as part of the Company’s private placement at the acquisition price. In exchange for this payment, the Company received a full and absolute release of any and all claims and liens made by the Trans against the Company. The Company also agreed to release the Trans from any and all claims it had against them pertaining to these matters. Finally, the Company agreed to dismiss with prejudice all litigation currently pending pertaining to these matters. The $1.150 million of earn-out and bonus payments are reflected as expenses of discontinued operations in the year ended December 31, 2006.
     On July 25, 2006, the Company sold the assets of PCA to Indiana Life Sciences (a company owned by one of the Company’s executive officers) for $1 and a commitment to purchase $100,000 of the Company’s common stock currently through a private placement offering. That investment was made in July 2006. The Company recorded a loss on the sale of $428,000.
     On October 20, 2006, the Company completed the sale of certain rights, properties and assets of Long Term Rx to Omnicare, Inc. The contract purchase price was for $5.1 million. Of the purchase price, (1) $4.2 million in cash was paid by Omnicare at the closing, (2) $750,000 was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets, and (3) up to $225,000 could have been made based on a calculation defined in the sale agreement. The Company recorded an original gain on the sale of $.6 million including its estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $225,000, and after an expense related to the buy out of a portion of the remaining lease for space no longer needed at the Company’s operating facility in Indianapolis.
     Based on ongoing correspondence regarding the final determination of the holdbacks for both Rainier and Long Term Rx, the Company has, as of December 31, 2006, reduced their holdback receivables from Omnicare to management’s best estimate of the ultimate settlement of these amounts. The related adjustment is included as an additional loss on the respective sales. Future adjustments based on continuing negotiations are not expected to be material.
     In November 2006, the Company sold RoyalMed for $75,000, recognizing a loss on sale of $.2 million.
     Subject to management’s late 2006 decision to sell a portion of the Company’s “HomeMed” pharmacy operations and to close the remaining “HomeMed” operations, such actions were completed in March 2007. A portion of the operations were sold to HomeMed, LLC, a non-related entity for a cash purchase price of $.5 million. All unsold assets were written down to their minimal estimated realizable value as of December 31, 2006. An aggregate $653,000 charge was recorded as a component of discontinued operations. Concurrently, the Company entered into a management services agreement with the buyer to provide accounting and other related services for two or more years. Related management services fees of $100,000 were paid in advance upon closing the sale.

     The following tables summarize the financial position and operating results of our discontinued pharmacy operations as of and for the years ended on the dates indicated (in thousands):

	December 31,	December 31,
	2006	2005
Current assets	$397	$9,300
Property and equipment, net	523	2,395
Intangible assets, net	—	13,212
Current liabilities	(1,443)	(2,707)

Net assets of discontinued operations	$(523)	$22,200

	Year ended December 31,
	2006	2005	2004
Net revenues	$29,110	$25,117	$7,120
Cost of sales	20,987	17,981	5,822
Selling, general and administrative expenses	10,551	10,659	5,137
Depreciation and amortization	1,380	1,289	1,678
Impairment charge and loss on sale	7,422	2,820	964
Interest expense	170	80	71

Net loss from discontinued operations	$(11,400)	$(7,712)	$(6,552)

Note 6 — Indebtedness
     The Company’s long-term debt was as follows (dollars in thousands):

	Interest	December 31	December 31
	Rate(1)	2006	2005
Mortgages payable	7.20%	$5,701	$5,905
Promissory notes	11.07%	1,795	2,355
7% convertible notes	7.00%	3,300	3,300
6% convertible notes	6.00%	2,750	2,750
Laurus convertible notes	10.25%	2,401	4,275
Subordinated debentures	10.25%	9,577	20,700
2006 6% convertible notes	6.00%	1,300	—
Derivities embedded in 2006 notes		1,685	—
Capital lease obligations		77	287

Total indebtedness		28,586	39,572
Less debt discount on convertible notes		1,471	263
Less current portion		4,306	2,533

Total long-term debt, less current portion		$22,809	$36,776

(1)	Current weighted average rate at December 31, 2006.
     Mortgages payable primarily represents a promissory note in the amount of $5.5 million due June 30, 2008, secured by the Company’s corporate headquarters. The note bears interest at 7.25% per annum and is payable in equal monthly installments of $51,728, with a final payment of $5.1 million in June 2008. The note may be prepaid in whole or in part, at a redemption price equal to 102% of the principal amount (plus accrued interest) declining to 101% in 2007 with no penalty in the final year. A $500,000 prepayment of principal on the note was made in March 2005 related to the sale of Standard Life.
     The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies. In February 2006, the Company issued an additional $500,000 short-term promissory note due on or before August 30, 2006, as extended. This note bears interest at 9.5% per annum and has an outstanding balance of $200,000 on December 31, 2006. On September 29, 2006, the Company issued a promissory note to Bridgewater Capital Ltd. for $105,000 which was paid in early October 2006. This note contained an interest rate of 10%. On August 24, 2006, the Company issued a promissory note to AmerisourceBergen Drug Corporation (“ABDC”), its primary vendor, in exchange for amounts previously due to ABDC in the amount of $1.5 million payable in fifteen equal weekly installments of $85,000 with the remaining $225,000 due December 15, 2006. This note bears an interest rate of 10.25%. This note was extended with the agreement of ABDC with the December 31, 2007 balance of $275,000 paid in January, 2007. Certain of these notes are currently in default due to untimely interest and principal payments. Accordingly, they are classified as current obligations.
     On February 10, 2004, the Company issued $3.3 million of 7% unsecured convertible notes due in full in 2009. The notes are convertible into shares of the Company’s common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions.
     On November 30, 2004, the Company issued $2.75 million of 6% mandatory unsecured convertible notes due in full in 2008. The notes are convertible into shares of the Company’s common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions. In March 2007, $2.5 million of these notes were exchanged for a like amount of demand notes at an interest rate of 8.5 % in conjunction with the equity financing described in Note 18. The conversion features were not changed.

     On March 21, 2005, the Company issued $4.75 million of Laurus convertible notes. Principal payments are due in monthly installments through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of the Company’s common stock increase above certain levels. Also, the Company may pay interest and principal in shares of its common stock instead of cash under certain circumstances. All principal and interest to date have been paid in cash. As of December 31, 2006, the Company had an outstanding balance with Laurus of $2.4 million which is all classified as current due to defaults caused by late principal and interest payments. These notes are convertible into shares of the Company’s common stock at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with the 2004 7% and 6% convertible notes, because the Company’s common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of common stock at an original exercise price of $3.90 per share, which was reduced to $0.01 per share as part of a settlement negotiated between the holder and the Company. See Note 16.
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
     On March 8, 2006, the Company announced its intention to defer distributions on the Trust Preferred Securities. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to two years. The Company will make a decision each quarter as to the continuation of the deferral of the distributions. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of December 31, 2006 were $ 982,000.
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
     On April 13, 2006, the Company entered into a senior loan agreement with one of the officers of a recently acquired company for $2.8 million at an interest rate of 8.25% per annum due April 13, 2008. Additionally, the Company issued warrants exercisable for 100,000 shares of the Company’s common stock. Such warrants are exercisable for seventy three cents ($0.73) per share.
     On July 27, 2006, the Company entered into a senior loan in favor of an individual, who, until the issuance, was a member of the Company’s board of directors, in the principal amount of $2.8 million at an interest rate of 12.0% per annum due no later than September 15, 2006. The proceeds from this note were used to retire the $2.8 million senior loan issued on April 13, 2006. On August 11, 2006, the Company repaid the sum of $3.1 million, including all but $500,000 of the senior note and facility fees of $750,000. A second senior loan of $500,000 with similar terms was made on September 28, 2006. Both senior notes were paid, along with an additional $200,000 of tender and facility fees, in late October 2006. From October 2006 through December 31, 2006, an additional $715,000 of similar notes at interest rates of 12% were issued to this same lender and paid along with $143,000 of facility fees (expensed in 2006) in early 2007. The outstanding balance of these notes as of December 31, 2006 are included in promissory notes in the above table.

     On September 8, 2006, the Company entered into a new debt agreement to issue an aggregate principal amount of $2.0 million of new 6% Convertible Notes due 2009 to four investors in a private placement. Notes in the principal amount of $700,000 were issued on September 8, 2006 and an additional $600,000 in notes was issued on October 4, 2006 in conjunction with the Company’s filing of a registration statement called for in the debt agreement to register the shares issueable upon conversion of the notes and exercise of the warrants described below. The last $700,000 of notes has yet to be issued. The notes are convertible at any time into shares of the Company’s common stock based on a floating conversion price based on the trading price of its common stock. The notes mature on September 8, 2009 and bear interest at 6% per annum prior to maturity and 15% per annum after the maturity date and until paid in full. However, no interest is due for any month in which the intraday trading price of the Company’s common stock is greater than $0.25 for each trading day of the month – which did not occur during 2006. The notes are secured by certain personal property of the Company. The Company may redeem the notes at any time (i) for 125% of the outstanding principal amount for the period between October 8, 2006 and November 6, 2006; and (ii) for 130% of the outstanding principal amount for any period thereafter until the maturity date, under certain conditions and may redeem stated portions of the new notes after any monthly period in which the Company’s stock price is consistently below a certain threshold. As the Company was not able to register the shares as required, these notes were in default as of December 31, 2006. However, the lenders have waived the default and the liquidation damages as provided for in the related registration rights agreement. The Company is in the process of filing a new registration statement to register the underlying shares during the second quarter of 2007.
     The conversion provisions and the various call and other provisions that are based on the Company’s common stock price which are included in the agreements related to the above debt represent financial instruments that must be accounted for as derivatives and the value of which must be reflected as separate Company liabilities. Based on valuations performed by independent parties, the Company determined that the original aggregate value of these various instruments was $840,000 and $720,000 for the September 2006 and October 2006 traunches, respectively. These values, along with the value assigned to the warrants issued with the September 2007 traunch as described below, are also recorded as debt discount related to this debt. To the extent that the debt discount would have been in excess of the cash proceeds from the issuance of the debt, such excess was immediately expensed (and aggregated $948,000) and both traunches of debt were originally recorded with 100% discounts. Such discounts are being amortized over the term of the related debt under the effective interest rate method and such amortization was not material in 2006.
     In the September traunches of the same private placement transaction, the Company issued to the investors, warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock. The warrants are immediately exercisable at a price of $0.60 per share, expire seven years from the date of issue and contain provisions that allow for a reduction of the exercise price under certain conditions. These warrants have been valued at $688,000 as of their issuance date and are reflected as separate long-term liabilities of the Company.
     Additionally, due to the nature of the related conversion feature of these 2006 6% convertible notes, all of the Company’s previously-outstanding warrants that had been classified as equity instruments were required to be reclassified as liabilities at their estimated values as of the date of the note issuance. That estimated value of $264,000 was reclassified out of equity into a long-term liability. The aggregate value of all outstanding warrants and the derivative instruments described above are required to be marked-to-market value each balance sheet date. That revaluation through December 31, 2006 aggregated to $667,000 of income. This income, combined with the $948,000 of expense above and $210,000 of income related to valuation changes for certain warrants already classified as liabilities prior to September 2006, aggregate to $71,000 of expense related to warrants and derivatives for the year ended December 31, 2006.
     Interest paid for the years ended December 31, 2006, 2005, and 2004 was $4.9 million, $4.3 million, and $4.4 million, respectively.

     The fair values of debt instruments shown below are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrower with similar credit ratings at December 31 (dollars in thousands).

	2006		2005
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Mortgages payable	$6,386	$5,701	$6,615	$5,905
Promissory notes	1,484	1,795	1,946	2,355
2004 6% convertible notes	2,750	2,750	2,750	2,750
2004 7% convertible notes	3,002	3,300	3,002	3,300
Laurus convertiblenotes	2,225	2,401	3,962	4,275
Subordinated debentures	575	9,577	12,213	20,700
2006 6% convertible notes	1,300	1,300	—	—
Derivative embedded in notes	1,685	1,685	—	—
Capital lease obligations	77	77	239	287

Total indebtedness	$19,484	$28,586	$30,727	$39,572

Note 7 – Accounts Receivable Allowance
     The Company’s accounts receivable allowance was as follows for the years ended December 31(dollars in thousands):

	2006	2005
Beginning balance	$138	$—
Amounts charged to cost and expenses	63	—
Acquisitions	—	245
Write-offs, net of recoveries	(116)	(107)

Ending balance	$85	$138

Note 8 — Income Taxes
     The components of the Company’s income tax expense or benefit applicable to pre-tax losses from continuing operations were zero for the years ended December 31, 2006, 2005 and 2004 due to taxable losses in each such year and a 100% valuation allowance against all resulting net deferred income tax assets. The Company reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. If or when the Company becomes profitable, management may determine that all or a portion of this valuation allowance is not required and, if so, the Company will record benefits, which could be substantial, in the period such determinations are made.
     As of December 31, 2006, the Company had consolidated net capital loss carryforwards of approximately $22.0 million which expire in 2010 and consolidated net operating loss carryforwards of approximately $60.0 million for tax return purposes, which expire from 2009 to 2026. As a result of the Company’s issuance of common stock in March 2007 and resulting changes in ownership, the use of the loss carry-forwards is likely to be limited pursuant to current income tax regulations regarding such matters.

     The effective income tax rate on pre-tax loss from continuing operations differs from the statutory corporate federal income tax rate as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Federal income tax expense at statutory rate (34%)	$(2,560)	$(4,274)	$(4,780)
Increase in valuation allowance and other	2,560	4,274	4,780

Federal income tax expense and other (benefit)	$—	$—	$—

Effective tax rate	0%	0%	0%
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes and tax loss carryforwards. Temporary differences included in the Company’s deferred income tax assets (liabilities) are as follows at December 31 (in thousands):

	2006	2005
Deferred income tax assets:
Net operating loss (“NOL”) carryforwards	$20,410	$13,872
Capital loss carryforwards	7,480	7,480
Other, net	140	140

Gross deferred income tax assets	28,030	21,492
Valuation allowance for deferred income tax assets	27,946	21,365

Deferred income tax assets, net of valuation allowance	84	127
Deferred income tax liabilities:
Unrealized gain on securities available for sale	(62)	(34)
Other	(22)	(93)

Total deferred income tax liabilities	(84)	(127)

Net deferred income tax asset	$—	$—

Note 9 – Shareholders’ Equity (Deficit)
Warrants
     Historically, the Company has issued warrants to purchase common stock (a) as a component of the purchase price of pharmacy acquisitions, (b) in connection with the issuance of convertible debt, (c) as an inducement to its independent agents for annuity sales, and (d) for equity and capital marketing related services. During 2005 and 2004, the Company had 376,500 warrants and 157,750 warrants, respectively, expire unexercised. In addition, during 2005, the Company issued (a) 125,000 warrants recorded as a charge of $105,000, (b) 532,511 warrants recorded as debt discount of $351,000, and (c) 80,619 warrants recorded as deferred financing fees of $62,000. During 2006, 447,402 warrants were issued as part of Units acquired in private placement investments (127,397 of which were subsequently cancelled) 200,000 warrants were issued and recorded as a prepaid of $70,000, 100,000 warrants were issued and recorded as a charge of $27,000 and 3 million warrants were issued with convertible debt. As described in Note 6, all of the Company warrants were revalued and classified as liabilities in conjunction with the issuance of the 2006 6% convertible notes. The fair value of each warrant granted is estimated at the date of grant using the Black-Scholes option-pricing model. Assumptions used to value these warrants as of December 31, 2006 include dividend yield of 0.0%, expected lives of .8 to 6.9 years, expected volatility of 80% and risk-free interest rates of 4.64% and 4.70%.

		Exercise	Warrants Outstanding
Issue Date	Expiration Date	Price	2006	2005	2004
October 2006	October 2011	0.36	20,000	—	—
September 2006	September 2013	0.60	3,000,000	—	—
August 2006	August 2011	0.36	176,715	—	—
July 2006	July 2011	0.36	41,096	—	—
June 2006	June 2011	0.36	20,548	—	—
May 2006	May 2011	0.36	61,646	—	—
May 2006	May 2011	0.73	100,000	—	—
February 2006	May 2011	0.88	200,000	—	—
March 2005	March 2010	3.28	175,000	175,000	—
March 2005	March 2010	0.01 (a)	532,511	532,511	—
March 2005	March 2010	3.90	30,619	30,619	—
October 2002	October 2007	4.92	10,000	10,000	10,000
June 2002	June 2005	7.61	—	—	89,500
January 2002	January 2005	6.02	—	—	287,000

			4,368,135	748,130	386,500

(a) As amended on May 23, 2006. See Note 16.
Changes in Shares of Common Stock and Treasury Stock
The following table represents changes in the number of common and treasury shares as of December 31:

	2006	2005	2004
Common Stock:
Balance, beginning of year	10,712,859	9,446,191	9,629,274
Issuance for business acquisitions	133,122	1,266,668	16,667
Trust preferred exchange	6,674,046	—	—
Private placement issuances	1,491,340	—	—
MCO acquisition (recision	—	—	(200,000)
Stock option and warrant exercises	—	—	250

Balance, end of year	19,011,367	10,712,859	9,446,191

Treasury Stock:
Balance, beginning of year	(1,617,651)	(1,525,078)	(1,515,078)
Treasury stock acquired	(35,671)	(92,573)	(10,000)
Trans Settlement	(1,186,851)	—	—

Balance, end of year	(2,840,173)	(1,617,651)	(1,525,078)

     During 2006, the Company issued 1,491,340 shares of common stock at an average price of $0.42 per share pursuant to a private placement offering along with warrants to acquire 447,402 shares of common stock for aggregate gross proceeds of $630,000. The continuing offering allows for an additional 13,508,660 shares to be sold at $0.73 including one share and .3 warrants per Unit. Through March 31, 2007, in unrelated transactions, an additional 21,850,000 shares were sold for aggregate proceeds of $2,185,000.
     During the second quarter of 2006, the Company repurchased 35,671 shares of its common stock for $117,000 related to a share repurchase agreement with certain shareholders from one of our July 2005 acquisitions. During the third quarter of 2006 and in conjunction with the Trans settlement described in Note 5 – Discontinued Operations – Pharmacy Services, the Company repurchased 1,186,851 shares of its common stock for $2.8 million.

     On October 16, 2006, the Company increased it authorized common shares to 200,000,000 from 60,000,000. Authorized preferred shares of 1,000,000 have not been designated or issued.
     At December 31, 2006, the Company was authorized to purchase an additional 471,756 shares under the Company’s treasury stock repurchase program.
Unrealized Gain on Securities
     Accumulated other comprehensive income represents unrealized gains on securities available for sale which substantially related to the now-sold financial services business. The remaining unrealized gain relates to securities held to support insurance policies the Company continues to carry after the sale of Standard Life.
Note 10 – Stock Option Plans
     Effective June 12, 2002, the Company adopted the 2002 Stock Incentive Plan (the “Plan”) which authorized the granting of options to employees, directors and consultants of the Company to purchase up to 990,000 shares of its common stock at a price not less than its market value on the date the option is granted. The number of shares of stock available for issuance pursuant to the Plan is automatically increased on the first trading day of each calendar year beginning January 1, 2004, by an amount equal to 3% of the shares of stock outstanding on the trading day immediately proceeding January 1. As of December 31, 2005, there were 794,702 shares of common stock available for grant under the Plan. Additionally, as of January 1, 2006, the Plan’s available shares increased by an additional 273,356 shares. Options may not be granted under the Plan on a date that is more than ten years from the date of its adoption. The options may become exercisable immediately or over a period of time. Any shares subject to an option that for any reason expires or is terminated unexercised may again be subject to an option under the Plan. The Plan also permits granting of stock appreciation rights and restricted stock awards. In addition to the Plan, the 1992 Stock Option Plan has 1,325,180 options outstanding with similar terms. No additional shares remain available for future issuance under the 1992 Stock Option Plan.
A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

	2006		2005		2004
		Weighted-				Weighted-
		Average		Weighted-		Average
		Exercise		Average		Exercise
	Shares	Price	Shares	Exercise Price	Shares	Price
Options outstanding, beginning of year	2,222,180	$4.44	2,490,125	$5.28	2,804,054	$5.58
Exercised	—	—	(21,300)	3.34	(8,000)	3.25
Granted	—	—	471,000	2.09	203,000	3.72
Expired or forfeited	(847,180)	5.72	(717,645)	4.84	(508,929)	6.39

Options outstanding, end of year	1,375,000	$3.66	2,222,180	$4.44	2,490,125	$5.28

Options exercisable, end of year	1,374,000	$3.66	2,093,013	$4.54	2,182,125	$5.54

Weighted-average fair value of options granted during the year	N/A		$0.92		$1.58

     Information with respect to stock options outstanding at December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average			Weighted-
Range of		Remaining	Weighted-		Average
Exercise	Number	Contractural	Average	Number	Exercise
Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Price
$2.05-3.20	856,000	5.87	$2.43	856,000	$2.43
3.21-6.25	218,000	4.73	4.51	217,000	4.52
6.25-7.61	301,000	0.90	6.52	301,000	6.52

	1,375,000			1,374,000

     The aggregate intrinsic value of stock options (measured as the excess, if any, of the market value of the Company’s common shares at the end of the year over the exercise price of the stock options) of stock options outstanding and exercisable as of December 31, 2006 is $0. The intrinsic value of options exercised in 2005 and 2004 was not material.
     As of December 31, 2006, the amount of future compensation expense related to outstanding stock options was not material.
Note 11 – Long Lived Assets
     A summary of property and equipment as of December 31 is as follows (in thousands):

	2006	2005
Land	$582	$582
Building and improvements	9,007	8,982
Furniture and fixtures	1,379	1,379
Computer equipment and software	352	308
Machinery and equipment.	125	151

Property and equipment, gross	11,445	11,402
Accumulated depreciation	(3,408)	(2,848)

Property and equipment, net	$8,037	$8,554

     Goodwill of continuing operations was created in the 2005 acquisition of Precision. The Company completes an assessment of goodwill at least annually. During 2004 through 2006, the Company had up to four reporting units representing pharmacies in each of its regional hubs which serviced a unique geographical subsection of the United States. Precision remains as the only continuing reporting unit as of December 31, 2006. The goodwill impairment test compares the fair value of a reporting unit with its carrying value. The Company relied on the merger and acquisition method and the discounted future benefits method to calculate fair value using an outside appraisal. Finally, the Company compared the implied goodwill from the calculated fair value of the reporting unit with the carrying amount of goodwill for the reporting unit. As a result of the Company’s impairment test, the Company recorded impairment charges of approximately $2.8 million and $1.0 million for one of its discontinued reporting units in 2005 and 2004, respectively. Other amounts of goodwill from this, and other discontinued reporting units have been written off as part of the aggregate gain or loss on sale of those units, and is also included in the results from discontinued operations.

     Intangible assets of Precision consist of the following as of December 31 (in thousands):

	2006	2005
Customer lists	$280	$280
Trademarks	50	50
Non-compete agreements	82	82
Accumulated amortization	(108)	(32)

Intangible assets, net	$304	$380

     Amortization expense was $76,000, $32,000 and $0, in 2006, 2005, and 2004, respectively and is expected to be $74,000, $61,000, $47,000, $47,000 and $47,000 over the next five years.
Note 12 – Related Party Transactions
     In 1997, the Company made an interest-free loan to one of its officers. The principal balance of the loan was $775,500 at December 31, 2006 and 2005. Repayment is due within 10 days of voluntary termination or resignation as an officer. In the event of a termination of the officer’s employment following a change in control, the loan is deemed to be forgiven.
Note 13 – Commitments and Contingencies
Lease Commitments
     The Company rents office and storage space under non-cancellable operating leases and incurred rent expense for operating leases of $ .6 million, $.5 million and $.4 million, in 2006, 2005 and 2004, respectively.
     Future required minimum rental payments, by year and in the aggregate, under operating leases as of December 31, 2006, are as follows (in thousands):

2007	$312
2008	319
2009	298
2010	248
2011	38

Total minimum lease payments	$1,215

Note 14 – Sale of Real Estate
     In May 2006, the Company sold 4.52 acres of unimproved real estate south of its corporate headquarters on Indianapolis, Indiana. The gross selling price was $1.1 million in net cash received from the sale was immediately transferred to Laurus Master Fund, Ltd. as repayment of outstanding principal on a convertible loan. The resulting gain of $.5 million was recorded as a component of other income, net.
Note 15 – Litigation
     On June 30, 2006, the Company entered into a Settlement Agreement and Mutual Release with Paul B. (Pete) Pheffer, its former executive officer and director, whereby Mr. Pheffer agreed to accept three settlement payments in 2006 totaling $900,000 in full settlement of his claims against the Company. As part of the settlement, the parties agreed to dismiss the arbitration proceeding and agreed to full and total mutual release provisions against the other party for any claims, allegations, and actions of any kind or nature arising from Mr. Pheffer’s employment with the Company. The installment payments were made timely as required.

Note 16 – Laurus Amendment
     On May 23, 2006, the Company entered into an Omnibus Amendment and Waiver (the “Omnibus Amendment”) with Laurus Master Fund, Ltd., amending the Securities Purchase Agreement dated March 21, 2005 between the Company and Laurus related to a Secured Convertible Term Note in the original principal amount of $4,750,000.
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
     Under the terms of the Omnibus Amendment, the exercise price of the Warrant to acquire up to 532,511 shares was reduced to $0.01 per share. The Company recorded additional debt discount related to the re-pricing of the Warrant in an amount of $.2 million. The Securities Purchase Agreement, the Laurus Note and the Warrant were not amended in any other material respect.
Note 17 – Quarterly Financial Data (un-audited) (in thousands, except per share amounts)
     Earnings per common and common equivalent share for each quarter are computed independently of earnings (loss) per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings (loss) during the year, the sum of the quarterly earnings (loss) per share may not equal the earnings (loss) per share for the year. As Precision was not acquired until July 2005, the Company does not reflect any net revenues or gross profits for its continuing operations until the third quarter of 2005.

	2006 Quarters
	First	Second	Third	Fourth
Net revenues	$2,114	$2,239	$2,189	$2,487
Gross profit	598	752	641	639
Net income (loss) from continuing operations	(3,123)	1,745	(4,074)	(2,269)
Net income (loss)	(4,259)	592	(11,393)	(4,361)

Loss per share data:
Net income (loss) from continuing operations	(0.34)	0.18	(0.25)	(0.14)
Net income (loss)	(0.47)	0.06	(0.70)	(0.27)

	2005 Quarters
	First	Second	Third	Fourth
Net revenues	$—	$—	$1,519	$2,287
Gross profit	—	—	383	670
Net loss from continuing operations	(4,010)	(3,092)	(2,997)	(2,472)
Net loss	(38,460)	(5,363)	(3,882)	(6,559)

Loss per share date
Net loss from continuing operations	(0.51)	(0.40)	(0.36)	(0.29)
Net loss	(4.82)	(0.68)	(0.47)	(0.78)

Note 18 – Subsequent Events
     See Note 5 for description of the Company’s March 2007 sale of a portion of its “HomeMed” operations to HomeMed, LLC, a non-affiliated entity.
     In March 2007, Mr. Sam Schmidt of Las Vegas, Nevada and certain investors related to Mr. Schmidt completed the purchase of 20,000,000 shares of Standard Management stock at a purchase price of $.10 per share. Upon completion of the transaction, Mr. Schmidt beneficially owns approximately 55.3% of the Company’s outstanding common shares. Mr. Schmidt will have the power to direct the affairs of Standard Management. Mr. Schmidt agreed to vote his shares of the Company’s common shares for the election to the Company’s board of director of himself, Mr. Dennis King, Mr. Ronald D. Hunter, Mr. James H. Steane II, and Mr. Dainforth B. French, Jr. Mr. Hunter, Mr. Steane, and Mr. French are all current members of the board of directors of the Company.
     Mr. Schmidt granted options to purchase 3,000,000 of the Company’s common shares purchased by the investor group to Mr. Ronald Hunter, 1,000,000 common shares to Mark B.L. Long, and 1,000,000 common shares to Dr. Martial R. Kneiser, M.D. The exercise price of the options is $0.20 per share, and the options have a term of two years. Each of Mr. Hunter, Dr. Long, and Dr. Kneiser is an officer of the Company.
     Pursuant to the Agreement, the Company provided to Mr. Schmidt a first priority security interest in certain real estate located in Bloomington, Indiana owned by a subsidiary of Standard Management; personal property of the Company: and a pledge of the shares of Precision, securing existing indebtedness in the principal amount of $2.5 million owed to Mr. Schmidt pursuant to a 6% convertible note due 2008. The Company sold the Convertible Note to Mr. Schmidt in November 2004.
     The Company used the proceeds of the sale of its shares to Mr. Schmidt for debt reduction and general corporate purposes.

Schedule IV – Reinsurance *
STANDARD MANAGEMENT CORPORATION
Year Ended December 31, 2004
(dollars in thousands)

					Percentage
			Assumed From		of Amount
	Gross	Ceded to Other	Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net Amount
Year Ended December 31, 2004
Life insurance in force	$1,024,685	$490,209	$61,735	$596,211	10.35%

Premiums:
Life insurance and annuities	$8,193	$2,414	$578	$6,357
Accident and health insurance	10	8	—	2
Supplementary contract and other funds on deposit	1,565	—	—	1,565

Total premiums	$9,768	$2,422	$578	$7,924

* All life insurance was reclassified into discontinued operations upon the sale of Standard Life in 2005.

S-1