Form 10-K/A
period 2006-12-31
STANDARD MANAGEMENT CORP
filed 2007-05-17
CIK 853971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1 to

FORM 10-K/A

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

                                                                                             Capital Trust I

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  [  ]            Accelerated filer [  ]            Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Documents Incorporated by Reference:

None

The Registrant is filing this Amendment No.1 to Form 10-K/A to provide the information required in Part III. The Registrant did not file a proxy statement including the information required by Part III within 120 days of the end of the Registrant’s fiscal year.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors is set forth in Item 1 of this Annual Report on Form 10-K.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock (“Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and written representations from certain Reporting Persons, except for a report on Form 4 filed by Mr. Hunter on September 26, 2006 that was due on September 22, 2006, we believe that during fiscal year 2006 our Reporting Persons complied with all filing requirements applicable to them.

We have adopted a Code of Business Ethics and Conduct, which is applicable to all directors, officers and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. We have also adopted a separate Code of Ethics for Senior Financial Officers, which is applicable to the Chief Executive Officer, Chief Financial Officer, Treasurer and other designated financial employees. The complete text of both Codes is available on our website at www.sman.com under Investor Relations. We intend to post any amendments to or waivers from the Code of Business Ethics and Conduct and Code of Ethics for Senior Financial Officers at the same location on our website.

The members of the Audit Committee of our Board of Directors are James H. Steane II (chair) and Dainforth B. French, Jr. Our Board has determined that the members of the Audit Committee are all independent as contemplated by the listing standards of Nasdaq as currently in effect and satisfy the Nasdaq Marketplace Rules relating to financial literacy and experience (although we are no longer subject to the rules of Nasdaq). Our Board of Directors has further determined that Mr. Steane satisfies the criteria for being an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Policy

The objectives of our executive compensation program are to:

•

Support the achievement of desired Company performance.

•

Provide compensation that will attract and retain superior talent and reward performance.

•

Align the executive officers’ interests with our success by placing a portion of pay at risk with payout dependent upon corporate performance.

The executive compensation program provides an overall level of compensation opportunity believed to be competitive within the industry, as well as with a broader group of companies of comparable size and complexity. Actual compensation levels may be greater or less than average competitive levels in surveyed companies based upon our annual and long-term performance, as well as individual performance. The Compensation Committee uses its discretion to set executive compensation at levels warranted in its judgment by external, internal or individual circumstances.

The 2002 Stock Incentive Plan authorizes a grant of stock options, within the total number of shares authorized, to eligible officers and other key employees. The amount of common stock subject to any award made under the 2002 Stock Incentive Plan is a function of salary and position in our Company. As with the determination of base salaries and cash incentive compensation, the Compensation Committee exercises subjective judgment and discretion in view of its general policies. The Compensation Committee acts in accordance with guidelines established in the 2002 Stock Incentive Plan. Our long-term performance ultimately determines compensation from stock options, since gains from stock option exercise are entirely dependent on the long-term growth of our stock price. Awards are made at a level calculated to be competitive within the pharmacy industry, as well as a broader group of companies of comparable size and complexity.

The Committee’s Processes

During 2006, the Company was and continues to be in a transitional mode since selling its entire financial services platform in 2004 and 2005.  Because the Company has entered a developmental stage, it is difficult to design and implement executive compensation programs that will achieve the objectives set forth above.  However, the Compensation Committee utilizes a number of processes in determining executive compensation.  Among those are:

Assessment of Company Performance.  The Company weighs overall Company performance in making executive compensation judgments. Company profitability, revenues, customer retention and satisfaction and market penetration are all factors assessed in determining executive compensation.

Assessment of Individual Performance.  The Company has a subjective evaluation program applicable to Company personnel of all levels and grades.  In addition to Company performance, under the program the Company evaluates, among other things:

o

Executive execution of corporate strategy;

o

Executive leadership;

o

Executive achievement of individual targets; and

o

Executive compliance with the Company’s corporate values.

The Company’s Chairman reviews the individual performance of other executives and a self-evaluation report completed by each of the other executives, and makes recommendations to the Compensation Committee regarding compensation of the other executives.

Significant Decisions. When the Company is hiring a new executive, assigning substantial new duties to a current executive or contemplating a significant change in its compensation policy, the Compensation Committee will from time to time engage in one or more of the following additional processes:

o

Engaging Consultants. The Compensation Committee may engage the services of compensation consultants when it is considering new policies or engaging new executives.  Among other things, the Compensation Committee has used consultants to compare cash and non-cash compensation programs for the Company’s executive officers with those of other companies and assess whether they are appropriate to the Company’s objectives and to ensure compensation arrangements comply with applicable law.  The Compensation Committee exercises its judgment and discretion in reviewing and considering these analyses.

o

Benchmarking. The Compensation Committee may benchmark the Company’s programs with a peer group of companies. Although changes and consolidation in the industry will change the identity of peer companies from time to time, at present the Company considers Omnicare, Pharmerica, Kindred and Option Care to be among the peer group of companies that the Company would benchmark. The Compensation Committee compares the peer companies’ executive compensation programs as a whole, and also compares the pay of individual executives if the jobs are sufficiently similar to make the comparison meaningful. The Compensation Committee uses the peer group data primarily to ensure that the executive compensation program as a whole is competitive. On an annual basis, the Compensation Committee intends to evaluate and, if appropriate, modify the peer group to ensure that it remains representative of the Company’s peers based on factors that the Compensation Committee deems appropriate.

Total Compensation Review. Annually, the Compensation Committee reviews each executive’s base pay, bonus, and equity incentives, as well as perquisites and other compensation, and, if applicable, payments that would be required under certain severance and change-in-control scenarios.

Components of Executive Compensation for 2006

The elements of our executive officer compensation program consist of salary, cash incentive compensation and, long-term incentive compensation, all of which are intended to attract, retain and motivate highly effective executives.

     1.  Base Salary. The Compensation Committee determines base salaries using competitive market data to reflect the contribution of the individual. In determining salaries, the Compensation Committee also takes into account individual experience and performance and specific issues particular to the Company. These salaries are embodied in employment agreements negotiated with our executive officers. All salaried employees are eligible for annual merit increases based primarily on the performance of their job responsibilities and their position related to the job market. See “Employment Agreements”.

     2.  Cash Incentive Compensation. Cash incentive compensation is designed to motivate our executives to attain short-term and long-term corporate goals. These awards are designed to reward the attainment of specific performance measures during a fiscal year. Annual cash bonuses are paid to our executives in accordance with their respective employment agreements.

     3.  Long-term Incentive Compensation. Long-term incentive compensation is provided to executives and other employees through the 2002 Stock Incentive Plan. The objectives of the Plan are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareowner return, and to enable executives to develop and maintain a significant, long-term ownership position in common stock.

     4.   Deferred Compensation. Deferred compensation provides funds for retirement or death for certain of our executive officers, directors and management employees (and their beneficiaries). It is intended that the deferred compensation plan will aid in retaining and attracting employees of exceptional ability by providing such employees with a means to supplement their standard of living at retirement. This deferred compensation plan is intended to qualify for the exemptions described in Sections 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.

     5.   Perquisites. The Company provides certain limited perquisites or personal benefits to its executive officers.

Most of the Company’s executive officers receive matching contributions to the Company’s 401(k) plan. The 401(k) matching contributions are made on the same terms available to all participants in the plan.

Severance Benefits

The employment agreements we have entered into with Mr. Hunter, Dr. Knieser, and Mr. Long provide for certain payments and benefits to the named executive officer in the event that the executive officer is terminated by the Company without “cause,” or terminates his own employment with “good reason.” Each agreement provides that if the executive’s employment is terminated by the Company within a specified time after a change-in-control of the Company other than for cause,  or is terminated by the executive for good reason, the executive is entitled to a lump sum payment, continued insurance benefits for a specified time, redemption of in-the-money stock options, and for Mr. Hunter, additional tax “gross up” payments to compensate the executive for the excise tax imposed by section 4999 of the Internal Revenue Code.

The agreements are intended to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of a change in control of the Company. In addition, for executives, the agreements are intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executives’ own employment.

Although there are some differences in benefit levels depending on the executive’s job level and seniority, the basic elements of the agreements are comparable for all executives:

Double trigger. Unlike “single trigger” plans that pay out immediately upon a change in control, the agreements require a “double trigger” – a change in control followed by an involuntary loss of employment within a specified time thereafter. This is consistent with the purpose of the agreements, which is to provide executives with a guaranteed level of financial protection upon loss of employment and to provide for a smooth transition in connection with a change in control.

Covered terminations. Executives are eligible for payments if, within a specified time after the change in control, their employment is terminated (i) without cause by the Company, or (ii) for good reason by the employee.

Severance payment. Executives would receive a severance payment ranging from 2.99 to five times base salary, plus a similar multiple of the average bonus paid in a specified period prior to the change in control.

Benefit continuation. Basic employee benefits such as health, dental, vision, accident, and life insurance would be continued for a specified period following termination of employment.

Purchase of stock options. Any unexercised in-the-money stock options must be purchased by the Company for the difference between the exercise price of the option and the fair market value of the underlying shares.

Excise tax. With respect to Mr. Hunter, in the event the payments made to the executive, or the value of other benefits received by the executive, in connection with a change in control exceeding certain limits, Section 4999 of the Internal Revenue Code imposes an excise tax on the employee. The costs of this excise tax, including related tax gross-ups, would be borne by the Company.

Deductibility Cap on Executive Compensation

U.S. federal income tax law prohibits the Company from taking a tax deduction for certain compensation paid in excess of $1,000,000 to the named executive officers listed in the summary compensation table below. However, performance-based compensation, as defined in the tax law, is fully deductible if the programs are approved by shareholders and meet other requirements. Our policy is to qualify our incentive compensation programs for full corporate deductibility to the extent feasible and consistent with our overall compensation goals as reflected in the summary compensation table below. The Compensation Committee believes that all of the compensation paid to any executive officer in 2006 was fully deductible. However, the Compensation Committee may approve payments that are not fully deductible if, in its judgment, such payments are necessary to achieve the Company’s compensation objectives and to protect shareholder interests.

Executive Compensation Recovery Policy

The Compensation Committee has not yet adopted an executive compensation recovery policy applicable to executive officers, but intends to adopt an appropriate plan in the near future. It is expected that under this policy, the Company may recover incentive compensation (cash or equity) that was based on achievement of financial results that were subsequently the subject of a restatement if an executive officer engaged in intentional misconduct that caused or partially caused the need for the restatement, and the effect of the wrongdoing was to increase the amount of bonus or incentive compensation. This policy will cover income related to cash bonuses and performance awards.

Equity Ownership Requirements

While the Company encourages all of its employees to invest in the Company, the Company does not require any executives or other employees to maintain a certain level of equity ownership in the Company. The Board of Directors believes that the decision to invest in the Company is a highly personal one, and consequently should not be mandated.

2007 Compensation Decisions

The Company’s 2007 compensation programs are largely unchanged from 2006.

In connection with the Company’s sale of 20,000,000 of its shares to Mr. Schmidt in February 2007, Mr. Schmidt agreed to grant options to purchase an aggregate of 5,000,000 shares to Mr. Ronald D. Hunter, our Chief Executive Officer, Dr. Martial P. Knieser, our Executive Vice President, Corporate Development, and Mr. Mark B.L. Long, our Executive Vice President, Pharmacy Operations. For financial reporting and income tax purposes, the Company will treat the option grants by Mr. Schmidt as compensation to the three executive officers who received them.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE:

James H. Steane II

Dainforth B. French, Jr., Chairman

COMPENSATION TABLES

The following table sets forth the compensation awarded to, earned by, or paid to the chief executive officer, each person who served as chief financial officer,  the two most highly compensated executive officers other than the chief executive officer and the chief financial officer receiving total compensation in excess of $100,000, and one other person who served as an executive officer (collectively, the “Named Executive Officers”) during the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation[4] ($)	Total ($)
Ronald D. Hunter, Chairman of the Board, Chief Executive Officer and President	2006	566,120	-	101,112	667,232

Daniel K. Calvert, Executive Vice President and Chief Accounting Officer[1]	2006	23,269	-	-	23,269

Michael Edwards, Vice President and Chief Financial Officer[2]	2006	65,385	-	91,678	157,063

Martial R. Knieser, Executive Vice President, Corporate Development	2006	350,998	-	998	351,996

Mark B.L. Long, Executive Vice President, Pharmacy Operations	2006	201,874	50,000	-	251,874

Stephen M. Coons, Executive Vice President, General Counsel and Secretary[3]	2006	225,079	-	52,878	277,957

1 Mr. Calvert became Executive Vice President and Chief Accounting Officer of the Company on October 9, 2006.

2 Mr. Edwards resigned as an officer effective August 17, 2006.

3 Mr. Coons resigned as an officer effective August 17, 2006.

4 The following table sets forth the items comprising “All Other Compensation” for each named executive officer.

Name	Year	Imputed Interest on Loan[1] ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Consulting Fees ($)	Total ($)

Ronald D. Hunter	2006	38,077	43,003	20,032	-	-	101,112

Daniel K. Calvert	2006	-	-	-	-	-	-

Michael Edwards	2006	-	-	6,678	42,500	42,500	91,678

Martial R. Knieser	2006	-	998	-	-	-	998

Mark B. L. Long	2006	-	-	-	-	-	-

Stephen M. Coons	2006	-	3,801	6,577		42,500	52,878

1 Represents imputed interest on an interest free loan made by the Company to Mr. Hunter in 1997.  The loan is “grandfathered” under the Sarbanes-Oxley Act of 2002.

The Company did not grant any options or other equity awards in 2006.

Employment Agreements

We have employment agreements with each of Mr. Hunter, Dr. Knieser and Mr. Long. These employment agreements terminate as follows:

•

Mr. Hunter’s employment agreement runs for a five-year period terminating on January 1, 2008, and automatically renews annually for successive five-year periods on January 1 of each year, unless either party elects not to renew in accordance with the terms of the agreement.

•

Dr. Knieser’s employment agreement terminates on June 1, 2007 and shall renew automatically for one year periods, unless either party elects not to renew in accordance with the terms of the agreement.

•

The employment agreement for Mr. Long terminates on July 1, 2007 and renews automatically for one year periods, unless either party elects not to renew in accordance with the terms of the agreement.

If Mr. Hunter’s employment is terminated, for a period of two years thereafter, he may not:

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

If Dr. Knieser’s employment is terminated, for a period of two years thereafter, he shall not:

•

Engage in any business which of the type so engaged in by our U.S. Health Services subsidiary or any of its subsidiaries, within the geographical area that he has been performing services for U.S. Health Services.

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

         Following a termination of Dr. Knieser’s or Mr. Long’s employment with us in the event of a change-in-control, Dr. Knieser or Mr. Long would be entitled to receive a lump sum payment equal to 2.99 times his then-current base salary, plus the average amount of bonuses paid to him for the three preceding fiscal years.

         We are or may be obligated to pay a bonus to the executive officers as follows:

•

Mr. Hunter receives a bonus equal to 3% of our annual earnings, before interest and taxes.

•

Dr. Knieser and Mr. Long each may receive a bonus for his performance at the discretion of the Chairman of the Board and upon approval of the Compensation Committee.

Outstanding Equity Awards

The following table sets forth information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2006, the end of our last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable

Ronald D. Hunter	183,000	-		2.05	8/17/2015
	250,000	-	-	3.20	4/22/2013
	180,000	-	-	2.15	6/10/2009
	105,000	-	-	6.50	10/29/2007

Daniel K. Calvert	-	-	-	-	-

Michael Edwards	-	-	-	-	-

Martial R. Knieser	10,000	-	-	2.05	8/17/2015
	100,000	-	-	3.70	6/01/2014
	1,500	-	-	7.61	6/06/2012
	1,500	-	-	5.49	6/19/2011
	500	-	-	7.38	6/08/2010
	500	-	-	4.13	6/07/2010
	500	-	-	6.06	6/10/2009
	40,000	-	-	6.50	10/29/2007

Mark B. L. Long	13,000	-	-	2.05	8/17/2015
	25,000	-	-	3.60	7/01/2014

Stephen M. Coons	-	-	-	-	-

 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Aggregate Earnings in Last Fiscal Year ($)

Ronald D. Hunter	-

Daniel K. Calvert	-

Michael Edwards	-

Martial R. Knieser	-

Mark B. L. Long	-

Stephen M. Coons	4,833

Potential Payments upon Termination or Change in Control

The employment agreements we have entered into with Mr. Hunter, Dr. Knieser and Mr. Long provide for certain payments and benefits to the named executive officer in the event that executive officer is terminated by the Company under certain circumstances, including following a change in control of the Company. We have set forth below, for each named executive officer, a description of the payments they would have received had the events described below occurred on December 31, 2006, the last day of our most recently completed fiscal year.

Ronald D. Hunter. If Mr. Hunter had been terminated due to permanent and total disability or terminated his employment for good reason, he would have been entitled to receive a lump sum payment of $4,107,617 and forgiveness of an interest-free loan having an outstanding principal balance of $775,500.

If the Company had terminated Mr. Hunter without cause or Mr. Hunter terminated his employment for good reason within five years following a change in control of the Company, Mr. Hunter would have been entitled to receive a lump sum payment of $4,107,617 and forgiveness of an interest-free loan having an outstanding principal balance of $775,500. He also would have been entitled to continued health and welfare benefits for five years having a present value of approximately $60,490, and a tax gross up payment equal to approximately $1,897,174.

Martial R. Knieser. If Dr. Knieser had been terminated without cause, he would have been entitled to the salary due for the remainder of his employment term, payable in installments in accordance with the Company’s payroll practices, a total of $175,000. He also would have been titled to continued health and welfare benefits for the balance of the agreement term, having a present value of approximately $4,250.

If Dr. Knieser had terminated his employment after the Company relocated its principal office outside Hamilton County, Indiana, or his employment is terminated without cause within six months following a change in control, he would have been entitled to a lump sum payment of $1,046,500.

Mark B. L. Long. If Mr. Long had been terminated without cause, he would have been entitled to the salary due for the remainder of his employment term, payable in installments in accordance with the Company’s payroll practices, a total of $210,000. He also would have been titled to continued health and welfare benefits for the balance of the agreement term, having a present value of approximately $8,940.

If Mr. Long had terminated his employment after the Company relocated its principal office outside Hamilton County, Indiana, or his employment is terminated without cause within six months following a change in control, he would have been entitled to a lump sum payment of $690,192.

Change in Control. A “change in control” of the Company occurs if:

•

any individual, entity or group becomes the beneficial owner of 15% or more of the voting power of the Company’s outstanding shares;

•

the current members of the Board of Directors of the Company (or persons approved by at least a majority of the current directors) cease to constitute at least a majority of the board;

•

the Company is a party to a merger or other reorganization that results in less than 60% of the outstanding shares or voting power of the surviving corporation being held by persons who were not our shareholders immediately prior to the merger;

•

our Board of Directors approves a liquidation or dissolution of the Company or a sale or other disposition of at least 15% of our assets.

Cause.  With respect to Mr. Hunter, “cause” generally means:

•

the persistent failure or refusal by the executive to comply with his employment agreement;

•

any act of fraud or dishonesty resulting in gain to the executive at the Company’s expense;

•

any felony conviction; or

•

the persistent unexcused absence of the executive from his employment.

With respect to Dr. Knieser and Mr. Long, “cause” also includes:

•

any felony indictment;

•

substance abuse; and

•

breach of his employment agreement.

Good Reason. With respect to Mr. Hunter, “Good Reason” means:

•

any change in the duties or responsibilities of the executive that is not a promotion;

•

assignment of duties inconsistent with the executive’s status;

•

removal of executive from any positions held by him;

•

any breach by the Company of the executive’s employment agreement;

•

with respect to a change in control, executive is no longer able to exercise the authority exercised immediately before the change in control;

•

the Company’s principal executive offices are moved  outside Hamilton County, Indiana, or the counties contiguous to Hamilton County;

•

with respect to any change in control, any substantial increase in required travel;

•

the failure by the Company to continue to provide substantially similar benefits under health and welfare plans;

•

with respect to a change in control, the failure of the Company to obtain the agreement of any successor to perform all of the Company’s obligations under his employment agreement; or

•

any request by the Company that the executive participate in an unlawful act.

In calculating the amounts shown above for each named executive, we have made the following assumptions:

•

Excise Tax Gross Up.  We have assumed a combined 40% rate of federal and state income taxes and Medicare tax, and a 20% excise tax under Section 4999 of the Internal Revenue Code.

•

Health and Welfare Benefits.  We have assumed our current cost of health benefits will increase by 15% per year, and our current cost of life insurance will increase at a rate of 10% per year. We assumed a discount rate of 7% to calculate the present value of the benefits.

•

Option Payments.  Because all of our outstanding options have exercise prices greater than the fair market value of our shares at December 31, 2006, we have assumed that options that the Company is required to redeem in certain circumstances, including a change in control, have a value of zero.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee members are Mr. Steane and Mr. French, each of whom is independent directors under Nasdaq listing standards.  No member of the Compensation Committee is or was formerly an officer or an employee of the Company.  No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors, nor has such an interlocking relationship existed in the past.

Compensation of Directors

Each of our non-employee directors receives an annual retainer of $22,500, and $1,000 per board or committee meeting. Each non-employee director may also be awarded stock options, the number of which is determined each year by the Board of Directors.

In the table set forth below, we have set forth information regarding the compensation received by each of our directors who is not an officer or employee of the Company, for the year ended December 31, 2006.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards[1] ($)	All Other Compensation[2] ($)	Total ($)

James H. Steane II	34,400	-	8,600	43,000

Dainforth B. French, Jr.	43,000	-	-	43,000

1 As of December 31, 2006, Mr. Steane and Mr. French held the options to purchase shares set forth in the table below, all of which were exercisable:

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
James H. Steane II	25,500	2.05	8/17/2015

Dainforth B. French, Jr.	25,000	2.05	8/17/2015

2 Represents Mr. Steane’s contributions to Company’s deferred compensation program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 3, 2007 with respect to ownership of our outstanding common stock by:

•

all persons known to us to own more than 5% of the outstanding shares of our common stock;

•

each of our directors;

•

the executive officers named in the executive compensation tables in this Report; and

•

all of our executive officers and directors as a group.

	Number of
Name	Shares Owned (1)	Percent

Ronald D. Hunter (2)	4,027,218	10.40
Daniel K. Calvert	0	*
Michael Edwards	0	*
Martial R. Knieser (3)	2,940,466	7.70
Mark B.L. Long (4)	1,056,590	2.78
Stephen M. Coons	34,100	*
Dainforth B. French, Jr. (5)	86,400	*
James H. Steane II (6)	28,500	*

All current directors and executive officers as a group (7)	8,139,174	20.88
(6 Persons)
Sam Schmidt (8)	20,000,000	52.60

____________________________

* Represents less than one percent.

(1)

The information set forth in this table with respect to our common stock ownership reflects “beneficial ownership” as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.  “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof.  The percentages are based upon 38,021,194 shares outstanding as of April 3, 2007. The percentages for each of those parties who hold options exercisable within 60 days of April 3, 2007 are based upon the sum of 38,021,194 shares plus the number of unissued shares subject to such options held by each such party, as indicated in the following notes.

(2)

Includes 7,445 shares beneficially owned by Mr. Hunter’s spouse/child, as to which Mr. Hunter disclaims beneficial ownership, and 52,234 shares held on Mr. Hunter’s behalf pursuant to the Standard Management 401(k) Plan. Also includes 718,000 unissued shares subject to options exercisable within 60 days of April 3, 2007, and 3,000,000 shares subject to an option to purchase outstanding shares from Sam Schmidt.

(3)

Includes 155,000 unissued shares subject to options exercisable within 60 days of April 3, 2007, and 1,000,000 shares subject to an option to purchase outstanding shares from Sam Schmidt.

(4)

Includes 38,000 shares subject to options exercisable within 60 days of April 3, 2007, and 1,000,000 shares subject to an option to purchase outstanding shares from Sam Schmidt.

(5)

Includes 10,000 shares held by Mr. French’s family, as to which Mr. French disclaims beneficial ownership.  Also includes 25,000 shares subject to options exercisable within 60 days of April 3, 2007.

(6)

Includes 25,500 shares subject to options exercisable within 60 days of April 3, 2007.

(7)

Includes a total of 961,500 shares subject to options exercisable within 60 days of April 3, 2007.

(8)

In March 2007, Mr. Sam Schmidt and certain investors related to Mr. Schmidt completed the purchase of 20,000,000 shares of stock at a purchase price of $.10 per share. Mr. Schmidt’s address is 2202 Chatsworth Court, Henderson, Nevada 89074. Includes an aggregate of 5,000,000 shares with respect to which Mr. Schmidt has granted options to Mr. Hunter, Dr. Knieser and Mr. Long.

Item 13.

 Certain Relationships and Related Transactions, and Director Independence

In October 1997, the Company made an interest-free loan to Mr. Hunter, Chairman, President and Chief Executive Officer, in the amount of $775,500.  The loan is repayable within 10 days of Mr. Hunter’s voluntary termination or resignation as our Chairman and Chief Executive Officer.  In the event of a termination of Mr. Hunter’s employment following a change in control, the loan is deemed to be forgiven.  As of December 31, 2006, all $775,500 remained outstanding under this loan. Pursuant to the Sarbanes- Oxley Act of 2002, the terms of this loan may not be amended.

Review and Approval of Related Party Transactions

Our Board of Directors has adopted a written policy for review, approval and monitoring of transactions between the Company and “related parties.” Related parties are directors, executive officers, nominees to become a director, any person beneficially owning more than 5% of any class of our stock, immediate family members of any of the foregoing, and any entity in which any of the forgoing persons is employed or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest. The policy covers transactions involving amounts exceeding $120,000 in which a related person had, has or will have a direct or indirect interest.

Procedures.

The related party is required to notify our legal department of the facts and circumstances of any proposed related party transaction. The legal department makes an initial determination of whether the transaction is subject to the policy. If the legal department determines that the policy is applicable, the transaction is referred to our Audit Committee. Either the Audit Committee, or the chair of the Audit Committee between Audit Committee meetings, considers the facts and circumstances of the proposed transaction and determines whether to approve the transaction. The Audit Committee or the chair, as the case may be, considers, among other things:

•

The benefits of the transaction to the Company;

•

The impact of the transaction on a director’s independence;

•

The availability of other sources for comparable products or services;

•

The terms of the transaction; and

•

The terms available to unrelated third parties.

The Audit Committee may seek bids, quotes or independent valuations from third parties in connection with assessing a related party transaction. The Audit Committee or the chair may approve only transactions that they determine are in, or are not inconsistent with, the best interest of the Company.

Ratification. If a transaction that was not a related party transaction when it was entered into becomes a related party transaction, or our CEO, CFO, general counsel or secretary become aware that a transaction that was not approved is a related party transaction, they must promptly submit the transaction for review by the Audit Committee.

Annual Review. From time to time, the Audit Committee will review previously approved related party transactions that have a remaining term of six months or more or remaining amounts involved in excess of $120,000. Based on the factors described above, the Audit Committee determines whether to continue, modify or terminate the transaction.

Director Independence

Our Board of Directors has determined that two of our three directors, Mr. Steane and Mr. French, are independent directors as defined in the listing standards of Nasdaq as currently in effect and satisfy the Nasdaq Marketplace Rules relating to financial literacy and experience (although we are no longer subject to the rules of Nasdaq).

Item 14.  Principal Accountant Fees and Services

The following table sets forth the fees paid to the Company’s independent registered public accounting firm, BDO Seidman, LLP:

	2006	2005
Audit fees	$369,980	$293,070
Audit-related fees	15,625	—
Tax fees	1,500	28,385
All other fees	—	—

Audit Fees are fees for professional services rendered by our independent registered public accountants for the audit of our annual financial statements, review of our quarterly financial statements and services related to our 2006 filing of various proxy and registration statements.

Audit-Related Fees are fees for professional services rendered by our independent registered public accountants for auditing of our employee benefit plan.

Tax Fees are fees for professional services rendered by our independent registered public accountants for tax compliance, tax advice and tax planning. Services performed in this category included the review of our federal income tax returns.

All Other Fees are fees for professional services not included in the first three categories.

Each of the above services was approved by our Audit Committee. Each engagement of the independent registered public accounting firm to perform audit or non-audit services must be approved in advance by our Audit Committee or by its Chairman pursuant to delegated authority.

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(2)     31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

              31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

              32       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MANAGEMENT CORPORATION

Date:  May 17, 2007

By: /s/Ronald D. Hunter
Ronald D. Hunter, Chairman of the Board, President and Chief Executive Officer