Form 10-Q
period 2007-03-31
STANDARD MANAGEMENT CORP
filed 2007-05-22
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of May 1, 2007, the Registrant had 38,021,194 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	March 31	December 31
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$403	$565
Accounts receivable, net	928	1,004
Inventories	787	750
Prepaid and other current assets	464	535
Assets of discontinued operations	317	948

Total current assets	2,899	3,802

Property and equipment, net	7,963	8,037
Assets held for sale	927	931
Deferred financing fees, net	1,442	1,263
Officer and other notes receivable, less current portion	776	776
Intangible assets, net	285	304
Goodwill	2,078	2,078
Other noncurrent assets	1,341	1,302

Total assets	$17,711	$18,493

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,567	$1,720
Accrued expenses	2,876	2,101
Current portion of long-term debt	6,049	4,306
Liabilities of discontinued operations	1,031	1,471

Total current liabilities	11,523	9,598

Long-term debt, less current portion	20,147	22,809
Common stock warrants	486	87
Other long-term liabilities	1,073	1,070

Total liabilities	33,229	33,564

Shareholders’ deficit:

Common stock, no par value, and additional paid in capital, 200,000,000 shares authorized and 40,861,367 shares and 19,011,367 shares issued in 2007 and 2006, respectively	73,223	70,785
Retained deficit	(78,118)	(75,214)
Treasury stock, at cost, 2,840,173 shares	(10,829)	(10,829)
Accumulated other comprehensive income	206	187

Total shareholders’ deficit	(15,518)	(15,071)

Total liabilities and shareholders’ deficit	$17,711	$18,493

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2007	2006
Net revenues	$2,373	$2,114
Cost of sales	1,686	1,517

Gross profit	687	597

Selling, general and administrative expenses	2,004	2,843
Impacts related to value of warrants and derivitives	569	(63)
Depreciation and amortization	64	181

Operating loss	(1,950)	(2,427)

Other income, net	101	215

Interest expense	778	981

Loss from continuing operations before income taxes	(2,627)	(3,193)

Income tax expense (benefit)	—	—

Net loss from continuing operations	(2,627)	(3,193)

Loss from discontinued operations	(277)	(1,129)

Net loss	$(2,904)	$(4,322)

Loss per share — basic and diluted
Loss from continuing operations	$(0.12)	$(0.35)
Loss from discontinued operations	(0.01)	(0.13)

Net loss	$(0.13)	$(0.48)

Weighted average shares outstanding	21,662,861	9,095,208

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited, dollars in thousands)

		Common stock
		and additional			Accumulated other
	Total	paid in capital	Retained deficit	Treasury stock	comprehensive income
Balance at January 1, 2006	$4,943	$68,537	$(55,793)	$(7,901)	$100

Comprehensive loss:
Net loss	(4,259)	—	(4,259)	—	—
Change in unrealized loss on securities	8	—	—	—	8

Comprehensive loss	(4,251)	—	—	—	—

Stock-based compensation expense	18	18	—	—	—
Issuance of warrants for services	70	70	—	—	—

Balance at March 31, 2006	$780	$68,625	$(60,052)	$(7,901)	$108

Balance at January 1, 2007	$(15,071)	$70,785	$(75,214)	$(10,829)	$187

Comprehensive loss:
Net loss	(2,904)	—	(2,904)	—	—
Change in unrealized gain on securities	19	—	—	—	19

Comprehensive loss	(2,885)

Sale of common stock	2,185	2,185	—	—	—
Stock- based compensation expense	250	250	—	—	—
Other	3	3	—	—	—

Balance at March 31, 2007	$(15,518)	$73,223	$(78,118)	$(10,829)	$206

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(2,904)	$(4,259)
Net loss from discontinued operations	(277)	(1,129)

Net loss from continuing operations	(2,627)	(3,130)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	64	181
Amortization of deferred financing costs and debt discount	163	134
Non-cash stock- based compensation expense	250	18
Provision for bad debts	33	212
Impacts related to value of warrants and derivities	569	(63)
Change in operating assets and liabilities:
Accounts receivable	43	266
Inventories	(37)	(80)
Prepaid and other current assets	71	(19)
Accounts payable	(153)	1,884
Accrued expenses	775	590
Other	(14)	(47)

Net cash used in operating activities of continuing operations	(863)	(54)

INVESTING ACTIVITIES:
Capital expenditures	(26)	(104)
Proceeds from sale of business	342	—
Change in other noncurrent assets, net	—	17

Net cash used in investing activities of continuing operations	316	(87)

FINANCING ACTIVITIES:
Borrowings	218	650
Net cash provided to discontinued operations	(428)	(739)
Proceeds from sale of stock	2,185	—
Deferred financing costs paid	(295)	—
Repayments of long-term debt	(1,295)	(665)

Net cash provided by (used in) financing activities of continuing operations	385	(754)

Net cash used in operating activities of discontinued operations	(548)	(467)
Net cash provided by (used in) investing activities of discontinued operations	—	(3)
Net cash provided by financing activities of discontinued operations	428	739

Net (decrease) increase in cash and cash equivalents of discontinued operations	(120)	269

Total decrease in cash and cash equivalents	(282)	(626)
Net decrease in cash and cash equivalents of discontinued operations	(120)	269

Net decrease in cash and cash equivalents of continuing operations	(162)	(895)

Cash and cash equivalents of continuing operations at beginning of period	565	1,709

Cash and cash equivalents of continuing operations at end of period	$403	$814

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
     The Company had previously operated additional pharmacies. However, as more fully described in Note 3, the Company sold or closed those operations during 2005 and 2006 and, accordingly, has reflected those businesses as discontinued operations in the accompanying consolidated financial statements. The Company reports within a single operating segment. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, the Company has reclassified certain amounts from the prior periods to conform to the 2007 presentation and to reflect its discontinued operations separately from its continuing operations. These reclassifications have no effect on net loss or shareholders’ deficit.
     Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point within the next several months, the Company may not have sufficient cash to meet its operating and debt service requirements. The Company, as of March 31, 2007, has a shareholders’ deficit of $15.5 million and a working capital deficit of $8.6 million. This situation raises “substantial doubt” about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     In response to this situation, during the third quarter of 2006, the Company realigned its expense structure, resulting in the retirement or resignations of four executives and, if applicable, their related employment agreements. Additionally, in February 2007, Standard Management entered into a Management Agreement whereby Standard Management will act as the manager of the pharmaceutical operations expected to be acquired by UHCC. Standard Management’s ownership in UHCC is expected to be diluted to approximately 24% in connection with equity financing from unrelated parties to fund the expected acquisitions. Standard Management is expected to earn guaranteed and performance based management fees based on operating results of the acquired pharmacy operations. Management expects that this new investment and financial structure will provide adequate financial support to complete the Company’s development plans.
     The Company’s unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission (the “Commission”) applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006.
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
     Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. However, due to net losses in each of the periods presented, the Company has no dilutive stock options, warrants or convertible securities. Common stock equivalents outstanding as of March 31, 2007 and 2006 were convertible or exercisable into 24,900,573 and 5,832,909 shares, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 2 – Pharmacy Acquisitions
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
     The aggregate purchase price of the 2005 acquisitions was $18.3 million (excluding $0.8 million of acquisition costs), representing $12.7 million in cash, 1,250,001 shares of the Company’s common stock valued at $4.1 million, and $1.5 million in a seller note. The aggregate purchase price of the 2004 acquisitions was $4.0 million, representing $0.8 million in cash paid at closing, 50,000 shares of the Company’s common stock valued at $0.3 million, and $2.9 million of assumed debt and a seller note. The Company guaranteed the market value of $3.28 per share of some of the common stock issued in the 2005 acquisitions and $7.00 per share for the RoyalMed acquisition at certain anniversary dates. Those guaranteed values are included in the purchase prices reflected above. The guarantee related to the Rainier acquisition was settled as part of the Tran Settlement described in Note 3. In May 2006 and May 2005, the Company settled the RoyalMed guarantees by issuing 116,456 share of its common stock valued at $96,659 (based on the settlement date’s market price) and $84,000 in cash, respectively.
     The operating results of these acquired operations are included in the consolidated results of the Company commencing on their respective acquisition dates. See Note 3 regarding the sale or closure of several of these and previously-acquired pharmacies.
Note 3 — Discontinued Operations — Pharmacy Services
     On August 11, 2006, the Company sold certain rights, properties and assets of Rainier and Holland to Omnicare, Inc. (“Omnicare”). At the closing, Omnicare agreed to pay the Company an aggregate purchase price of up to $13.2 million and assumed certain liabilities of Rainier and Holland valued at $750,000. Of the purchase price, (1) $12.0 million in cash was paid by Omnicare at the closing, (2) $700,000 was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets and (3) up to $520,000 could have been earned based on a calculation defined in the sales agreement. The Company also agreed to grant Omnicare a three year right of first refusal for the purchase of any other pharmacy businesses of the Company. The Company recorded an original loss on the sale of $3.6 million, including its estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $520,000 in the third quarter of 2006.
     Concurrently with the sale of Rainier and Holland, on August 11, 2006, the Company entered into a Settlement Agreement with John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust (collectively, the “Trans”), who were the former owners of Rainier. The Settlement Agreement resolved all disputes among the parties with respect to, among other matters, a promissory note granted by the Company to the Trans as part of the consideration for the acquisition, the amount of bonus and earn-out payments owed to Mr. Tran under the terms of his Employment Agreement with Rainier and certain leases entered into with the Trans as part of the acquisition. Under the settlement, the Company has paid the Trans approximately $5.5 million, of which approximately $1.5 million was for the repayment of the promissory note, $1.0 million for the disputed earn-out payments, $150,000 for the disputed bonus payment, $2.5 million to redeem all 762,195 shares of common stock of the Company issued to the Trans as part of the acquisition at their guaranteed price, and $310,000 to redeem all of the shares purchased by the Trans and other associates of the Trans in May 2006 as part of the Company’s private placement at the acquisition price. In exchange for this payment, the Company received a full and absolute release of any and all claims and liens made by the Trans against the Company. The Company also agreed to release the Trans from any and all claims it had against them pertaining to these matters. Finally, the Company agreed to dismiss with prejudice all litigation currently pending pertaining to these matters. The $1.150 million of earn-out and bonus payments are reflected as expenses of discontinued operations in the third quarter of 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     On July 25, 2006, the Company sold the assets of PCA to Indiana Life Sciences (a company owned by one of the Company’s executive officers) for $1 and a commitment to purchase $100,000 of the Company’s common stock currently through a private placement offering. That investment was made in July 2006. The Company recorded a loss on the sale of $428,000 in the third quarter of 2006.
     On October 20, 2006, the Company completed the sale of certain rights, properties and assets of Long Term Rx to Omnicare, Inc. The contract purchase price was for $5.1 million. Of the purchase price, (1) $4.2 million in cash was paid by Omnicare at the closing, (2) $750,000 was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets, and (3) up to $225,000 could have been made based on a calculation defined in the sale agreement. The Company recorded an original gain on the sale of $.6 million including its estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $225,000, and after an expense related to the buy out of a portion of the remaining lease for space no longer needed at the Company’s operating facility in Indianapolis in the fourth quarter of 2006.
     Based on ongoing correspondence regarding the final determination of the holdbacks for both Rainier and Long Term Rx, the Company has, as of December 31, 2006, reduced their holdback receivables from Omnicare to management’s best estimate of the ultimate settlement of these amounts. The related adjustment is included as an additional loss on the respective sales in the fourth quarter of 2006. No adjustments were made during the quarter ended March 31, 2007. Future adjustments based on continuing negotiations are not expected to be material.
     In November 2006, the Company sold RoyalMed for $75,000, recognizing a loss on sale of $.2 million in the fourth quarter of 2006.
     Subject to management’s late 2006 decision to sell a portion of the Company’s “HomeMed” pharmacy operations and to close the remaining “HomeMed” operations, such actions were completed in March 2007. A portion of the operations were sold to HomeMed, LLC, a non-related entity for a cash purchase price of $.4 million. All unsold assets were written down to their minimal estimated realizable value as of December 31, 2006. An aggregate $653,000 charge was recorded as a component of discontinued operations in the fourth quarter of 2006 with minimal additional write down in the first quarter of 2007. Concurrently, the Company entered into a management services agreement with the buyer to provide accounting and other related services for two or more years. Related management services fees of $100,000 were paid in advance upon closing the sale. Remaining accounts payable and accrued lease payments as of March 31, 2007, will be paid in due course. Remaining assets as of that date are expected to be collected in due course (receivables) or sold above carrying cost (inventories and property).

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

The following tables summarize the financial position and operating results of the Company’s discontinued pharmacy operations as of and for the three months ended on the dates indicated (in thousands):

	March 31,	December 31,
	2007	2006
Current assets	$118	$425
Property & equipment net	199	523
Intangible assets net	—	—
Current liabilities	(1,031)	(1,471)

Net liabilities of discontinued operations	$(714)	$(523)

	March 31,	March 31,
	2007	2006
Net revenues	$178	$11,870
Cost of sales	(131)	(8,506)
Selling, general and administrative expenses	(238)	(4,069)
Depreciation and amortization	—	(418)
Impairment charge and loss on sale	(53)	—
Other income	—	5
Interest expense	(33)	(11)

Net loss from discontinued operations	$(277)	$(1,129)

Note 4 – New Accounting Policy
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 regarding “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB No. 109 (“FIN 48”), which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. The Company has reviewed its tax positions for open tax years 2004 and 2005 and the adoption of FIN 48 on January 1, 2007 did not result in establishing a contingent tax liability reserve nor a corresponding charge to retained earnings. The Company has substantial tax benefits derived from its operating loss carryforwards but has provided 100% valuation allowances against them due to uncertainties associated with the realization of those tax benefits.
     The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Changes in estimates may create volativity in the Company’s effective tax rate in future periods from obtaining new information about particular tax positions that may cause management to change its estimates. If the Company would establish a contingent tax liability reserve, interest and penalties related to uncertain tax positions would be classified in general and administrative expenses.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 5 – Indebtedness
     The Company’s long-term debt was as follows (dollars in thousands):

	Interest	March 31	December 31
	Rate(1)	2007	2006
Mortgages payable	7.20%	$5,648	$5,701
Promissory notes	4.40%	788	1,795
7% convertible notes	7.00%	3,300	3,300
8% notes	8.00%	2,750	2,750
Laurus convertible notes	10.25%	2,401	2,401
Subordinated debentures	10.25%	9,577	9,577
2006 6% convertible notes	6.00%	1,300	1,300
Derivatives embedded in 2006 notes		1,851	1,685
Capital lease obligations		60	77

Total indebtedness		27,675	28,586
Less debt discount on convertible notes		1,479	1,471
Less current portion		6,049	4,306

Total long-term debt, less current portion		$20,147	$22,809

(1)	Current weighted average rate at March 31, 2007.
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
     The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies. In February 2006, the Company issued an additional $500,000 short-term promissory note due on or before August 30, 2006, as extended. This note bears interest at 9.5% per annum and has an outstanding balance of $100,000 on March 31, 2007. On August 24, 2006, the Company issued a promissory note to AmerisourceBergen Drug Corporation (“ABDC”), its primary vendor, in exchange for amounts previously due to ABDC in the amount of $1.5 million payable in fifteen equal weekly installments of $85,000 with the remaining $225,000 due December 15, 2006. This note bore an interest rate of 10.25%. This note was extended with the agreement of ABDC with the December 31, 2006 balance of $275,000 paid in January, 2007. Certain of these notes are currently in default due to untimely interest and principal payments. Accordingly, they are classified as current obligations.
     On February 10, 2004, the Company issued $3.3 million of 7% unsecured convertible notes due in full in 2009. The notes are convertible into shares of the Company’s common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions.
     On November 30, 2004, the Company issued $2.75 million of 6% mandatory unsecured convertible notes due in full in 2008. The notes are convertible into shares of the Company’s common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions. In March 2007, these notes were exchanged for a like amount of notes due in May 2008 at an interest rate of 8% (potentially adjusting to 12 % on June 1, 2007 if $1 million in principal is not prepaid by then) in conjunction with the equity financing described in Note 6. The conversion features were eliminated. It was determined that the original note was extinguished causing the Company to write off the $33,000 of unamortized deferred financing costs remaining on the note in March 2007.
     On March 21, 2005, the Company issued $4.75 million of convertible notes to Laurus Master Fund, Ltd. (the "Laurus Notes"). Principal payments are due in monthly installments through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of the Company’s common stock increase above certain levels. Also, the Company may pay interest and principal in shares of its common stock instead of cash under certain circumstances. All principal and interest to date have been paid in cash. These notes are convertible into shares of the Company’s common stock at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with the 2004 7% and 6% convertible notes, because the Company’s common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature. The notes were issued with a detachable warrant that allows the holder to purchase 532,511

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

shares of common stock at an original exercise price of $3.90 per share, which was reduced to $0.01 per share as part of a settlement negotiated between the holder and the Company. That settlement included a) the release of certain real estate as collateral (which the Company sold in May, 2006 for $1.1 million and a gain of $.5 million), b) a $1.1 million pay down of the notes, c) amended maturity schedule still ending in March 2008, and d) the reduction of the warrant exercise price which resulted in a $.2 million charge in the second quarter of 2006.
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
     On March 8, 2006, the Company announced its intention to defer distributions on the Trust Preferred Securities. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to two years. The Company will make a decision each quarter as to the continuation of the deferral of the distributions. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of March 31, 2007 were $1,227,000.
     In June 2006, the Company completed an exchange offer for a portion of the Trust Preferred Securities which allowed all Trust Preferred Security holders to exchange their Trust Preferred Securities for six shares of common stock of Standard Management. The Company received tenders for 1,112,341 shares or 53.7% of outstanding Trust Preferred Securities by the expiration date of the offer to exchange. On June 30, 2006, as a result of the exchange offer, the Company issued 6,674,046 shares of its common stock valued at $1.8 million in exchange for $11.1 million of the Trust Preferred Securities and $.6 million of related deferred interest, which in turn, reduced the outstanding balance of the subordinated debentures and accrued interest by like amounts. After the write off of a pro rata portion of previously-unamortized deferred financing fees and the costs of the transaction, the Company recorded a $9.2 million gain upon the exchange as a component of Other Income, net in the second quarter of 2006.
     On April 13, 2006, the Company entered into a senior loan agreement with one of the officers of a recently acquired company for $2.8 million at an interest rate of 8.25% per annum due April 13, 2008. Additionally, the Company issued warrants exercisable for 100,000 shares of the Company’s common stock. Such warrants are exercisable for seventy three cents ($0.73) per share. This note was paid in full in July 2006.
     On July 27, 2006, the Company entered into a senior loan in favor of an individual, who, until the issuance, was a member of the Company’s board of directors, in the principal amount of $2.8 million at an interest rate of 12.0% per annum due no later than September 15, 2006. The proceeds from this note were used to retire the $2.8 million senior loan issued on April 13, 2006. On August 11, 2006, the Company repaid the sum of $3.1 million, including all but $500,000 of the senior note and facility fees of $750,000. A second senior loan of $500,000 with similar terms was made on September 28, 2006. Both senior notes were paid, along with an additional $200,000 of tender and facility fees, in late October 2006. From October 2006 through December 31, 2006, an additional $715,000 of similar notes at interest rates of 12% were issued to this same lender and paid along with $143,000 of facility fees (expensed in 2006) in early 2007. The outstanding balance of these notes as of December 31, 2006 are included in promissory notes in the above table. These notes are now paid in full.
     On September 8, 2006, the Company entered into a new debt agreement to issue an aggregate principal amount of $2.0 million of new 6% Convertible Notes due 2009 to four investors in a private placement. Notes in the principal amount of $700,000 were issued on September 8, 2006 and an additional $600,000 in notes was issued on October 4, 2006 in conjunction with the Company’s filing of a registration statement called for in the debt agreement to register the shares issueable upon conversion of the notes and exercise of the warrants described below. The last $700,000 of notes has yet to be issued. The notes are convertible at any time into shares of the Company’s common stock based on a floating conversion price based on the trading price of its common stock. The notes mature on September 8, 2009 and bear interest at 6% per annum prior to maturity and 15% per annum after the maturity date and until paid in full. However, no interest is due for any month in which the intraday trading price of the Company’s common stock is greater than $0.25 for each trading day of the month – which has not occurred since issuance. The notes are secured by certain personal property of the Company. The Company may redeem the notes at any time (i) for 125% of the outstanding principal amount for the period between October 8, 2006 and November 6, 2006; and (ii) for 130% of the outstanding principal amount for any period thereafter until the maturity date, under certain conditions and may redeem stated portions of the new notes after any monthly period in which the Company’s stock price is consistently below a certain threshold. As the Company was not able to register the shares as required, these notes were in default as of December 31, 2006 and March 31, 2007. However, the lenders have waived the default and the liquidation damages as provided for in the related registration

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

rights agreement. The Company intends to file a new registration statement to register the underlying shares during the second quarter of 2007.
     The conversion provisions and the various call and other provisions that are based on the Company’s common stock price which are included in the agreements related to the above debt represent financial instruments that must be accounted for as derivatives and the value of which must be reflected as separate Company liabilities. Based on valuations performed by independent parties, the Company determined that the original aggregate value of these various instruments was $840,000 and $720,000 for the September 2006 and October 2006 tranches, respectively. These values, along with the value assigned to the warrants issued with the September 2006 tranche as described below, are also recorded as debt discount related to this debt. To the extent that the debt discount would have been in excess of the cash proceeds from the issuance of the debt, such excess was immediately expensed (and aggregated $948,000) and both tranches of debt were originally recorded with 100% discounts. Such discounts are being amortized over the term of the related debt under the effective interest rate method and such amortization has not yet been material.
     In the September tranche of the same private placement transaction, the Company issued to the investors, warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock. The warrants are immediately exercisable at a price of $0.60 per share, expire seven years from the date of issue and contain provisions that allow for a reduction of the exercise price under certain conditions. These warrants have been valued at $688,000 as of their issuance date and are reflected as separate long-term liabilities of the Company.
     Additionally, due to the nature of the related conversion feature of these 2006 6% convertible notes, all of the Company’s previously-outstanding warrants that had been classified as equity instruments were required to be reclassified as liabilities at their estimated values as of the date of the note issuance. That estimated value of $264,000 was reclassified out of equity into a long-term liability. The aggregate value of all outstanding warrants and the derivative instruments described above are required to be marked-to-market value each balance sheet date. That revaluation through December 31, 2006 aggregated to $667,000 of income. This income, combined with the $948,000 of expense above and $210,000 of income related to valuation changes for certain warrants already classified as liabilities prior to September 2006, aggregate to $71,000 of expense related to warrants and derivatives for the year ended December 31, 2006. The aggregate expense related to warrants and derivatives recorded in the first quarter of 2007 was $569,000.
Note 6 — Equity Transactions
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
     In March 2007, Mr. Schmidt granted options to purchase 3,000,000 of the Company’s common shares purchased by the investor group to Mr. Ronald Hunter, 1,000,000 common shares to Mark B.L. Long and 1,000,000 common shares to Dr. Martial R. Knieser, M.D. The exercise price of the options is $0.20 per share, and the options have a term of two years. Each of Mr. Hunter, Dr. Long, and Dr. Knieser is an officer of the Company. Accordingly, for accounting purposes the Company treated these options as if the options had been granted by the Company. The Company valued the options granted to Mr. Hunter, Dr. Long, and Dr. Kneiser at $.05 per share using the Black-Scholes option-pricing model resulting in a $250,000 charge being recorded as a general and administrative expense in March, 2007.
     Pursuant to the agreement, the Company provided to Mr. Schmidt a first priority security interest in certain real estate located in Bloomington, Indiana owned by a wholly-owned subsidiary of Standard Management; personal property of the Company: and a pledge of the shares of the Company’s subsidiary, Precision Healthcare, Inc., securing existing indebtedness in the principal amount of $2.5 million owed to Mr. Schmidt pursuant to a 6% convertible note due 2008. The Company sold the convertible note to Mr. Schmidt in November 2004. The Company used the proceeds of the sale of its shares to Mr. Schmidt for debt reduction and general corporate purposes.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     The Company also sold 1,850,000 shares of Standard Management stock during the first quarter of 2007 at a purchase price of $.10 per share to four outside investors. While not specifically required, in April and May of 2007, the Company issued an additional 2,133,318 shares of its stock to certain shareholders who acquired the shares at $.30 per share to effectively reprice those issuances to the $.10 per share price used in the 2007 issuances.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2007 and March 31, 2006:
     The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2006, should be read in conjunction with this Form 10-Q.
Continuing Operations:
Net revenues
•	Sales for the first quarter of 2007 increased $.3 million or 12% to $2.4 million compared to the first quarter of 2006 due to increased volume.
Gross profit
•	Gross profit for the first quarter of 2007 increased by $.2 million or 15% to $.7 million compared to the first quarter of 2006, primarily due the increased sales volume.
Selling, general and administrative expenses
•	Selling, general and administrative expenses for the first quarter of 2007 decreased by $.8 million or 28% to $2.0 million compared to the first quarter of 2006, primarily due to a $.4 million decrease in professional fees, a $.1 million decrease in compensation expense (a $.3 million decrease in salaries partially offset by a $.2 million increase in stock option expense), a $.2 million general corporate overhead decrease, and $.1 million in decreased operating expenses at Precision Healthcare.
Depreciation and amortization
•	Depreciation and amortization was $.1 million and $.2 million in the first quarters of 2007 and 2006, respectively. The decrease was due to the sale of furniture and equipment.
Other income
•	Other income for the first quarter of 2007 of $.1 million is rental income from leasing space at the Company’s corporate headquarters. Other income for the first quarter of 2006 of $.2 million is primarily due to the dividends received from preferred stock the Company owned through 2006, as well as rental income from leasing space at the Company’s corporate headquarters.
Interest expense
•	Interest expense for the first quarter of 2007 decreased by $.2 million or 16 % to $.8 million compared to the first quarter of 2006, primarily due to the exchange of certain debt into equity in June 2006.
Federal income tax expense
•	Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the first quarters of 2007 and 2006.
Discontinued Operations:
Loss from Discontinued Operations:

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

•	Net loss from discontinued operations for the first quarter of 2007 was $.3 million compared to net loss of $1.1 million for the first quarter of 2006. The reduction was primarily due to the cessation of operations of a base of business during 2006.
Liquidity and Capital Resources
     Our net cash used in operating activities of continuing operations during the first quarter of 2007 was $.9 million compared to cash used in operating activities of $.1 million in the first quarter of 2006. The change is largely due to a lower loss before non-cash expenses being more than offset by extending accounts payable in the 2006 period.
     Net cash used in investing activities of continuing operations during the first quarters of both 2007 and 2006 was less than $.1 million for capital expenditures and other non-current assets. The 2007 quarter also had cash proceeds of $.3 million related to the sale of certain pharmacy assets.
     Our net cash received from financing activities of continuing operations during the first quarter of 2007 was $.4 million compared to net cash used by financing activities of $.8 million in the first quarter of 2006. The net cash used in financing activities in 2007 was due to the sale of stock of $2.2 million and borrowings of $.2 million partially offset by repayments of long term debt of $1.3 million, and deferred financing costs paid of $.3 million and $.4 million provided to our discontinued operations. The net cash used in financing activities in 2006 was mainly attributable to cash provided to our discontinued operations.
     At March 31, 2007, our cash and cash equivalents were $.4 million compared to $.6 million at December 31, 2006.
     Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point within the next several months, the Company may not have sufficient cash to meet its operating and debt service requirements. The Company, as of March 31, 2007, has a shareholders’ deficit of $15.5 million and a working capital deficit of $8.6 million. This situation raises “substantial doubt” about the Company’s ability to continue s a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     In response to this situation, during the third quarter of 2006, the Company realigned its expense structure, resulting in the retirement or resignations of four executives and, if applicable, their related employment agreements. Additionally, in February 2007, Standard Management entered into a Management Agreement whereby Standard Management will act as the manager of the pharmaceutical operations expected to be acquired by UHCC. Standard Management’s ownership in UHCC is expected to be diluted to approximately 24% in connection with equity financing from unrelated parties to fund the expected acquisitions. Standard Management is expected to earn guaranteed and performance based management fees based on operating results of the acquired pharmacy operations. Management expects that this new investment and financial structure will provide adequate financial support to complete the Company’s development plans.
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
•	In April 2006, we borrowed $2.8 million from one of our then officers. We repaid this debt with proceeds from borrowings of $2.8 million from a then director in July 2006. This debt was repaid as well as an additional $1 million borrowed from and due to this individual as financing fees at various times throughout the second half of 2006 and the first quarter of 2007 with proceeds generally from the sale of pharmacy operations and our common stock.
•	On March 8, 2006, we announced that we elected to defer distributions, beginning March 31, 2006, on the 10.25% preferred securities (the “Trust Preferred Securities”) of our subsidiary SMAN Capital Trust I for up to two (2) years, with the ability to defer up to five (5) years. All unpaid distributions will accrue interest at the rate of 10.25% annually until paid.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

•	In June 2006 the Company completed an exchange offer for a portion of the Trust Preferred Securities which allowed all Trust Preferred Security holders to exchange their Trust Preferred Securities for six (6) shares of common stock of Standard Management. The Company received tenders for 1,112,341 shares or 53.7% of outstanding Trust Preferred Securities by the expiration date of the offer to exchange. On June 30, 2006, as a result of the exchange offer, the Company issued 6,674,046 shares of its common stock valued at $1.8 million in exchange for $11.1 million of the Trust Preferred Securities and $.6 million of related deferred interest, which in turn, reduced the outstanding balance of the subordinated debentures and accrued interest by like amounts. After the write off of a pro rata portion of previously-unamortized deferred financing fees and the costs of the transaction, the Company recorded a $9.2 million gain upon the exchange as a component of Other Income, net in June 2006.
•	In early 2006, the Company announced efforts to offer up to $15 million shares of its common stock for sale to accredited investors in a series of one or more private placements. Through December 31, 2006, the Company issued 1,491,340 shares of common stock along with warrants to acquire up to an additional 447,402 shares of common stock (exclusive of certain issuances which were later reacquired by the Company at the same price) for $630,000.
•	During the third and fourth quarter of 2006 and the first quarter of 2007, the Company sold substantially all of the pharmacy operations it had acquired from 2002 through 2006. Aggregate sales proceeds received as of March 31, 2007 of $16.2 million have been used primarily to pay down short term borrowings and other general corporate purposes.
•	In March 2007, the Company issued 20 million shares of its common stock to Mr. Sam Schmidt for $2.0 million, providing Mr. Schmidt with a 55.3% interest in the Company. An additional 1,850,000 shares were sold to four outside investors at $.10 per share. Proceeds were used primarily to pay off short term borrowings and other general corporate purposes.
•	Management has created a new subsidiary, Universal HealthCare Company, LLC (“UHCC”), through which it intends to attract unrelated investors and lenders to fund future acquisitions of pharmacy operations, including Precision from Standard Management. Management expects that Standard Management’s ultimate ownership of UHCC will be approximately 24% as a result of future equity financing by these investors. Standard Management is the Managing Member of UHCC pursuant to a Management Agreement under which it has substantial influence and control of the operations of the acquired businesses. In return, Standard Management will receive guaranteed and performance based fees from UHCC. These fees are expected to provide Standard Management with the funding necessary to support its operations as a management company.
•	Management also continues to explore other sources of funding and new business opportunities, which will enable the Company to continue its operations and become profitable. However, the Company can not provide any assurance that such funding or business opportunities will be consummated.
     Cash requirements for 2007 and beyond include substantial debt service costs. The Company’s current debt obligations are more fully described in Note 5 to our consolidated financial statements and include mortgage notes of $5.6 million with $5.5 million due in 2008, various promissory notes of $.8 million largely due in 2007, convertible notes of $9.8 million due through 2009 and subordinated trust preferred securities of $9.6 million due in 2031. We expect to finance our debt obligations with proceeds from the sale of Precision Healthcare, management fees from UHCC, the potential refinancing of our corporate headquarters, and new debt and equity financings.
          Future Acquisitions: Our growth strategy depends significantly on our ability to identify appropriate acquisition targets. We are currently negotiating for the acquisition of four (4) pharmacies. We intend to sell Precision Healthcare from Standard Management to UHCC for $4,200,000, including $2,100,000 in cash, $1,500,000 in a seller note, and $600,000 worth of UHCC stock.
          Contractual Obligations: During the first quarter of 2007, there were no significant changes in our reported payments due under contractual obligations at December 31, 2006.
Cautionary Notice Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained in this Annual Report on Form 10-K relative to markets for our products, trends in our operations or financial results, as well as other statements including

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our business strategy and prospects, our acquisition strategy, including potential acquisitions discussed under “Future Acquisitions,” the operation and performance of acquired businesses post-acquisition, future financing plans, sources and availability of capital, governmental regulations and their effect on us and our competition. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to the Risk Factors set forth under Item 1A in the Company’s 2006 Form 10-K, as well as:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our market risks and the way they are managed are summarized in our discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in 2007 to these risks or the management of these risks.
ITEM 4. CONTROLS AND PROCEDURES
a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and its Principal Accounting Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date as described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.
b)	Material Weakness in Internal Controls and Procedures

During the later part of 2006, the Company was in the final stages of a major transition in business operations as described earlier in this report. One of the results of this transition was the Company entering into substantial, non-routine accounting transactions which required a higher level of accounting knowledge to complete This situation, combined with the loss of certain accounting personnel, during the same time period, resulted in the Company not having, during the later part of 2006 and the first quarter of 2007, a sufficient complement of personnel with the requisite

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles to properly analyze, review, monitor and record these more complicated and certain other accounting transactions. As a result, we have concluded that there was more than a remote likelihood that a material misstatement of the Company’s annual financial statements may not have been prevented or could have gone undetected as part of the financial statement closing process for the period ended March 31, 2007.

c)	Company’s Response to Material Weakness

The Company hired its Principal Accounting Officer, Dan Calvert, late in 2006. Mr. Calvert has over twenty five years of financial and accounting management experience in both private and public companies combined with graduate study in finance and accounting. The 2006 year end closing process itself has significantly increased his awareness of the Company’s historical and contemplated routine and non routine transactions. On April 17, 2007, the Company replaced its corporate controller. Mike Cleary has over ten years of experience developing accounting staffs and systems in private and public companies. The Company continues to emphasize the development and training of its accounting staff and its commitment to make available accounting research tools necessary to assess complex accounting issues in the future.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be reported accurately.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 identified a material weakness in our internal controls in our financial reporting process. This material weakness was due to an insufficient complement of personnel with the requisite level of accounting expertise. As a result of this material weakness, management determined that the Company’s disclosure controls and procedures were not effective as of that date. The material weakness is described in item 4, “CONTROLS AND PROCEDURES” of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In March 2007, Mr. Sam Schmidt of Las Vegas, Nevada and certain investors related to Mr. Schmidt completed the purchase of 20,000,000 shares of Standard Management stock at a purchase price of $.10 per share. Upon completion of the transaction, Mr. Schmidt beneficially owns approximately 52.6% of the Registrant’s outstanding common shares.
     The Company also sold 1,850,000 shares of Standard Management stock during the first quarter of 2007 at a purchase price of $.10 per share to four outside investors. While not specifically required, in April and May of 2007, the Company issued an additional 2,133,318 shares of its stock to certain shareholders who acquired the shares at $.30 per share to effectively reprice those issuances to the $.10 per share price used in the 2007 issuances.
     The Company used the proceeds of the sale of its shares to Mr. Schmidt for debt reduction and general corporate purposes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     The Company is in default of the Laurus Notes for principal and interest owed in the first quarter of 2007. At March 31, 2007 the amount of the default was $541,000, $501,000 in principal and $40,000 in interest.
     The Company’s $1.3 million of 6% Convertible Notes due 2009 called for the registration of the shares issuable upon conversion of the notes and exercise of the warrants. As the Company was not able to register the shares as required, these notes were in default as of December 31, 2006 and March 31, 2007. However, the lenders have waived the default and the liquidation damages as provided for in the related registration rights agreement. The Company intends to file a new registration statement to register the underlying shares during the second quarter of 2007.
ITEM 6. EXHIBITS
(a) Exhibits
10.1 Letter Agreement dated February 20, 2007 between the Registrant and Sam Schmidt (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2007).
10.2 Stock Purchase Agreement dated April 27, 2007 among the Registrant, In-House Pharmacies, Inc., Jon R. Kurtin, and Ralph M. Defay.
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
Dated: May 21, 2007

STANDARD MANAGEMENT CORPORATION (Registrant)

By: /s/ Ronald D. Hunter Ronald D. Hunter
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Daniel K Calvert
Daniel K Calvert
Chief Accounting Officer
(Principal Financial and Accounting Officer)