Form 10-Q
period 2007-06-30
STANDARD MANAGEMENT CORP
filed 2007-08-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐      No ☑
As of August 14, 2007, the Registrant had 40,261,919 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	June 30	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$338	$565
Accounts receivable, net	764	1,004
Inventories	576	750
Prepaid and other current assets	411	535
Assets of discontinued operations	150	948

Total current assets	2,239	3,802

Property and equipment, net	7,865	8,037
Assets held for sale	924	931
Deferred financing fees, net	983	1,263
Officer and other notes receivable, less current portion	776	776
Intangible assets, net	266	304
Goodwill	2,078	2,078
Other noncurrent assets	1,667	1,302

Total assets	$16,798	$18,493

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,143	$1,720
Accrued expenses	4,046	2,101
Current portion of long-term debt	11,427	4,306
Liabilities of discontinued operations	681	1,471

Total current liabilities	18,297	9,598

Long-term debt, less current portion	14,744	22,809
Common stock warrants	1,455	87
Other long-term liabilities	982	1,070

Total liabilities	35,478	33,564

Shareholders’ deficit:

Common stock, no par value, and additional paid in capital, 200,000,000 shares authorized and 43,102,092 shares and 19,011,367 shares issued in 2007 and 2006, respectively	73,223	70,785
Retained deficit	(81,305)	(75,214)
Treasury stock, at cost, 2,840,173 shares	(10,829)	(10,829)
Accumulated other comprehensive income	231	187

Total shareholders’ deficit	(18,680)	(15,071)

Total liabilities and shareholders’ deficit	$16,798	$18,493

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net revenues	$2,222	$2,239	$4,595	$4,353
Cost of sales	1,598	1,486	3,284	3,003

Gross profit	624	753	1,311	1,350

Selling, general and administrative expenses	2,445	4,352	4,449	7,195
Impacts related to value of warrants and derivatives	875	(70)	1,444	(133)
Depreciation and amortization	213	185	277	366

Operating loss	(2,909)	(3,714)	(4,859)	(6,078)

Other income, net	122	7,078	223	7,293

Interest expense	635	1,314	1,413	2,295

Income (loss) from continuing operations before income taxes	(3,422)	2,050	(6,049)	(1,080)

Income tax expense (benefit)	—	—	—	—

Net income (loss) from continuing operations	(3,422)	2,050	(6,049)	(1,080)

Income (loss) from discontinued operations	235	(1,458)	(42)	(2,587)

Net income (loss)	$(3,187)	$592	$(6,091)	$(3,667)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.09)	$0.21	$(0.17)	$(0.11)
Income (loss) from discontinued operations	$0.01	$(0.15)	$(0.01)	$(0.28)

Net income (loss)	$(0.08)	$0.06	$(0.18)	$(0.39)

Weighted average shares outstanding	39,566,687	9,508,135	34,764,648	9,302,812

Diluted:
Income (loss) from continuing operations	$(0.09)	$0.17	$(0.17)	$(0.11)
Income (loss) from discontinued operations	$0.01	$(0.12)	$(0.01)	$(0.28)

Net income (loss)	$(0.08)	$0.05	$(0.18)	$(0.39)

Weighted average shares outstanding	39,566,687	12,296,464	34,764,648	9,302,812

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited, dollars in thousands)

		Common stock and
		additional paid in			Accumulated other
	Total	capital	Retained deficit	Treasury stock	comprehensive income
Balance at January 1, 2006	$4,943	$68,537	$(55,793)	$(7,901)	$100

Comprehensive loss:
Net loss	(3,667)	—	(3,667)	—	—
Change in unrealized loss on securities	8	—	—	—	8

Comprehensive loss	(3,659)	—	—	—	—

Stock-based compensation expense	35	35	—	—	—
Exchange — Trust Preferred	1,802	1,802	—	—	—
Issuance of warrants for services	123	123	—	—	—
Sale of Common Stock, net of issuance costs	293	293	—	—	—
Treasury stock acquired	(117)	—	—	(117)	—

Balance at June 30 2006	$3,420	$70,790	$(59,460)	$(8,018)	$108

Balance at January 1, 2007	$(15,071)	$70,785	$(75,214)	$(10,829)	$187

Comprehensive loss:
Net loss	(6,091)	—	(6,091)	—	—
Change in unrealized gain on securities	44	—	—	—	44

Comprehensive loss	(6,047)

Sale of common stock	2,185	2,185	—	—	—
Stock- based compensation expense	250	250	—	—	—
Other	3	3	—	—	—

Balance at June 30, 2007	$(18,680)	$73,223	$(81,305)	$(10,829)	$231

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(6,091)	$(3,667)
Net loss from discontinued operations	(42)	(2,587)

Net loss from continuing operations	(6,049)	(1,080)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	277	366
Amortization of deferred financing costs and debt discount	205	433
Gain on Trust Preferred exchange	—	(9,194)
Non-cash stock- based compensation expense	250	35
Provision (recovery) for bad debts	(14)	94
Net loss related to sale of assets	—	2,981
Impacts related to value of warrants and derivatives	1,444	(133)
Change in operating assets and liabilities:
Accounts receivable	254	449
Inventories	174	(322)
Prepaid and other current assets	494	157
Accounts payable	423	3,700
Accrued expenses	1,945	1,677
Other	(88)	(1)

Net cash used in operating activities of continuing operations	(685)	(838)

INVESTING ACTIVITIES:
Capital expenditure	(26)	(101)
Proceeds from sale of businesses and assets held for sale	428	1,083
Redemption of Preferred Stock	—	1,500
Cash paid for pending acquisition	(348)	—
Change in otehr noncurrent assets,net	30	17

Net cash provided by investing activities of continuing operations	84	2,499

FINANCING ACTIVITIES:
Borrowing	321	3,450
Net cash provided to discontinued operations	(462)	(3,687)
Proceeds from sale of stock	2,185	293
Purchase of treasury stock	—	(117)
Deferred financing costs paid	(295)	—
Repayments of long-term debt	(1,375)	(2,416)

Net cash provided by (used in) financing activities of continuing operations	374	(2,477)

Net cash used in operating activities of discontinued operations	(478)	(4,041)
Net cash provided by (used in ) investing activities of discontinued operations	—	(87)
Net cash provided by financing activities of discontinued operations	462	3,687

Net (decrease) increase in cash and cash equivalent of discontinued operations	(16)	(441)

Total decrease in cash and cash equivalents	(243)	(1,257)
Net decrease in cash and cash equivalents of discontinued operations	(16)	(441)

Net decrease in cash and cash equivalents of continuing operations	(227)	(816)

Cash and cash equivalents of continuing operations at beginning of period	565	1,709

Cash and cash equivalents of continuing operations at end of period	$338	$893

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Standard Management Corporation (“Standard Management”) is an Indianapolis-based company that, and through its subsidiaries, (collectively, the “Company”), provides pharmaceutical products and services to the healthcare industry. As of August 2007, the Company owned and operated one pharmacy in Tennessee. The Company is seeking to acquire, through a newly formed entity, Universal HealthCare Company, LLC (“UHCC”), other existing pharmacies to expand its business. Ultimately, the Company intends to manage regional and other institutional pharmacies to provide pharmaceuticals to long-term care and infusion therapy facilities.
     The Company had previously operated additional pharmacies. However, as more fully described in Note 2, the Company sold or closed those operations during 2005 and 2006 and, accordingly, has reflected those businesses as discontinued operations in the accompanying consolidated financial statements. The Company reports within a single operating segment. All significant intercompany transactions and balances have been eliminated in consolidation. Additionally, the Company has reclassified certain amounts from the prior periods to conform to the 2007 presentation and to reflect its discontinued operations separately from its continuing operations. These reclassifications have no effect on net loss or shareholders’ deficit.
     Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point within the next several months, the Company may not have sufficient cash to meet its operating and debt service requirements. The Company, as of June 30, 2007, has a shareholders’ deficit of $18.7 million and a working capital deficit of $16.1 million. This situation raises “substantial doubt” about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     In response to this situation, during the third quarter of 2006, the Company realigned its expense structure, resulting in the retirement or resignations of four executives and, if applicable, their related employment agreements. Additionally, in February 2007, Standard Management entered into a Management Agreement whereby Standard Management will act as the manager of the pharmaceutical operations expected to be acquired by UHCC. Standard Management’s ownership in UHCC is expected to be diluted to approximately 24% in connection with equity financing from unrelated parties to fund the expected acquisitions. Standard Management paid a $300,000 deposit towards one pending UHCC acquisition during the second quarter of 2007. Standard Management is expected to earn guaranteed and performance based management fees based on operating results of the acquired pharmacy operations. Management expects that this new investment and financial structure will provide adequate financial support to complete the Company’s development plans. In addition, management intends to refinance the $5.5 million mortgage on its corporate headquarters currently due in June 2008, with long term debt.
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
     Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. The Company had basic and diluted earnings per share of $.06 and $.05 respectively during the three months ended June 2006. However, due to net losses in each of the other periods presented, the Company has no dilutive stock options, warrants or convertible securities in those periods. Anti-dilutive common stock

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

equivalents outstanding as of June 30, 2007 and 2006 were convertible or exercisable into 33,432,926 and 8,008,715 shares, respectively.
Note 2 — Discontinued Operations — Pharmacy Services
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
     Based on ongoing correspondence regarding the final determination of the holdbacks for both Rainier and Long Term Rx, the Company has, as of December 31, 2006, reduced their holdback receivables from Omnicare to management’s best estimate of the ultimate settlement of these amounts. The related adjustment is included as an additional loss on the respective sales in the fourth quarter of 2006. No adjustments have been made in 2007 as discussions are still ongoing.
     In November 2006, the Company sold RoyalMed for $75,000, recognizing a loss on sale of $.2 million in the fourth quarter of 2006.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

     Subject to management’s late 2006 decision to sell a portion of the Company’s “HomeMed” pharmacy operations and to close the remaining “HomeMed” operations, such actions were completed in March 2007. A portion of the operations were sold to HomeMed, LLC, a non-related entity for a cash purchase price of $.4 million. All unsold assets were written down to their minimal estimated realizable value as of December 31, 2006. An aggregate $653,000 charge was recorded as a component of discontinued operations in the fourth quarter of 2006 with minimal additional write down in the first quarter of 2007. Concurrently, the Company entered into a management services agreement with the buyer to provide accounting and other related services for two or more years. Related management services fees of $100,000 were paid in advance upon closing the sale. Remaining accounts payable and accrued lease payments as of June 30, 2007, will be paid in due course. Pursuant to a negotiated termination of a Home Med related lease in the second quarter of 2007, the Company reduced the previously established lease reserve by $325,000. Remaining assets as of that date are expected to be sold above carrying costs (primarily property classified at June 30, 2007 as assets of discontinued operations).

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

The following tables summarize the financial position and operating results of the Company’s discontinued pharmacy operations as of and for the periods ended on the dates indicated (in thousands):

	June 30,	December 31,
	2007	2006
Current assets	$46	$425
Property & equipment net	104	523
Intangible assets net	—	—
Current liabilities	(681)	(1,471)

Net liabilities of discontinued operations	$(531)	$(523)

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net revenues	$19	$10,383	$197	$22,253
Cost of sales	(16)	(7,357)	(147)	(15,863)
Selling, general and administrative expenses	(78)	(3,729)	(316)	(7,798)
Depreciation and amortization	—	(419)	—	(837)
Impairment charge and loss on sale	—	—	(53)	—
Other income	325	1	325	6
Interest expense	(15)	(37)	(48)	(48)

Net income (loss) from discontinued operations	$235	$(1,158)	$(42)	$(2,287)

The 2006 periods include a $300,000 loss relating to a settlement regarding the sale of the Company’s financial services operations.
Note 3 — New Accounting Policy
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 regarding “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB No. 109 (“FIN 48”), which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. The Company has reviewed its tax positions for open tax years 2004 and later and the adoption of FIN 48 on January 1, 2007 did not result in establishing a contingent tax liability reserve nor a corresponding charge to retained earnings. The Company has substantial tax benefits derived from its operating loss carryforwards but has provided 100% valuation allowances against them due to uncertainties associated with the realization of those tax benefits.
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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 4 — Indebtedness
     The Company’s long-term debt was as follows (dollars in thousands):

	Interest	June 30	December 31
	Rate(1)	2007	2006
Mortgages payable	7.20%	$5,646	$5,701
Promissory notes	8.30%	837	1,795
7% convertible notes	7.00%	3,300	3,300
10% notes	10.00%	2,500	—
6% notes	6.00%	250	—
6% notes mandatory convertible	6.00%	—	2,750
Laurus convertible notes	10.25%	2,401	2,401
Subordinated debentures	10.25%	9,577	9,577
2006 6% convertible notes	6.00%	1,300	1,300
Derivatives embedded in 2006 notes		1,756	1,685
Capital lease obligations		32	77

Total indebtedness		27,599	28,586
Less debt discount on convertible notes		1,428	1,471
Less current portion		11,427	4,306

Total long-term debt, less current portion		$14,744	$22,809

(1) Current weighted average rate at June 30, 2007.
Mortgages payable primarily represents a promissory note in the amount of $5.5 million due June 30, 2008, secured by the Company’s corporate headquarters. The note bears interest at 7.25% per annum and is payable in equal monthly installments of $51,728, with a final payment of $5.1 million in June 2008. The note may be prepaid in whole or in part, at a redemption price equal to 102% of the principal amount (plus accrued interest) declining to 101% in 2007 with no penalty in the final year. The Company is currently renegotiating the refinancing of this mortgage on a long term basis.
The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies. In February 2006, the Company issued an additional $500,000 short-term promissory note due on or before August 30, 2006, as extended. This note bears interest at 9.5% per annum and has an outstanding balance of $100,000 on June 30, 2007. On August 24, 2006, the Company issued a promissory note to AmerisourceBergen Drug Corporation (“ABDC”), its primary vendor, in exchange for amounts previously due to ABDC in the amount of $1.5 million payable in fifteen equal weekly installments of $85,000 with the remaining $225,000 due December 15, 2006. This note bore an interest rate of 10.25%. This note was extended with the agreement of ABDC with the December 31, 2006 balance of $275,000 paid in January, 2007. On May 26, 2007 the Company borrowed $103,000 to finance business insurance. Certain of these notes are currently in default due to untimely interest and principal payments. Accordingly, they are classified as current obligations.
On February 10, 2004, the Company issued $3.3 million of 7% unsecured convertible notes due in full in 2009. The notes are convertible into shares of the Company’s common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions.
On November 30, 2004, the Company issued $2.75 million of 6% mandatory unsecured convertible notes due in full in 2008. The notes were convertible into shares of the Company’s common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions. In March 2007, $2.5 million of these notes were exchanged for a like amount of notes due in May 2008 at an interest rate of 6% (adjusted to 10 % on June 1, 2007 as $1 million in principal was not prepaid by then) in conjunction with the equity financing described in Note 5. The remaining $250,000 is due in May 2008 with an interest rate of 6%. The conversion features were eliminated on all of the $2.75 million. It was determined that the original notes were extinguished causing the Company to write off the $33,000 of unamortized deferred financing costs remaining on the notes in March 2007.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

On March 21, 2005, the Company issued $4.75 million of convertible notes, which have been paid down to $2.4 million to Laurus Master Fund, Ltd. (the “Laurus Notes”). Principal payments are due in monthly installments through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of the Company’s common stock increase above certain levels. Also, the Company may pay interest and principal in shares of its common stock instead of cash under certain circumstances. All principal and interest to date have been paid in cash. These notes are convertible into shares of the Company’s common stock at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with the 2004 7% and 6% convertible notes, because the Company’s common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of common stock at an original exercise price of $3.90 per share, which was reduced to $0.01 per share as part of a settlement negotiated between the holder and the Company. That settlement included a) the release of certain real estate as collateral (which the Company sold in May 2006 for $1.1 million and a gain of $.5 million), b) a $1.1 million pay down of the notes, c) amended maturity schedule still ending in March 2008, and d) the reduction of the warrant exercise price which resulted in a $.2 million charge in the second quarter of 2006.
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
On March 8, 2006, the Company announced its intention to defer distributions on the Trust Preferred Securities. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to two years. The Company will make a decision each quarter as to the continuation of the deferral of the distributions. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of June 30, 2007 were $1,472,000.
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
     On September 8, 2006, the Company entered into a new debt agreement to issue an aggregate principal amount of $2.0 million of new 6% Convertible Notes due 2009 to four investors in a private placement. Notes in the principal amount of $700,000 were issued on September 8, 2006 and an additional $600,000 in notes was issued on October 4, 2006 in conjunction with the Company’s filing of a registration statement called for in the debt agreement to register the shares issueable upon conversion of the

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

notes and exercise of the warrants described below. The last $700,000 of notes has yet to be issued pending effectiveness of the registration statement called for in the debt agreement.. The notes are convertible at any time into shares of the Company’s common stock based on a floating conversion price based on the trading price of its common stock. The notes mature on September 8, 2009 and bear interest at 6% per annum prior to maturity and 15% per annum after the maturity date and until paid in full. However, no interest is due for any month in which the intraday trading price of the Company’s common stock is greater than $0.25 for each trading day of the month — which has not occurred since issuance. The notes are secured by certain personal property of the Company. The Company may redeem the notes at any time (i) for 125% of the outstanding principal amount for the period between October 8, 2006 and November 6, 2006; and (ii) for 130% of the outstanding principal amount for any period thereafter until the maturity date, under certain conditions and may redeem stated portions of the new notes after any monthly period in which the Company’s stock price is consistently below a certain threshold. As the Company was not able to register the shares as required, these notes were in default as of December 31, 2006 and June 30, 2007. In July 2007 the Company entered into an agreement to issue warrants to purchase 8 million shares with a strike price of $.17 per share for a term of 7 years to cure this default. The Company utilized the Black-Scholes method to value these warrants at $.13 each thereby recording an expense in June 2007 of $1,040,000.
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
     Additionally, due to the nature of the related conversion feature of these 2006 6% convertible notes, all of the Company’s previously-outstanding warrants that had been classified as equity instruments were required to be reclassified as liabilities at their estimated values as of the date of the note issuance. That estimated value of $264,000 was reclassified out of equity into a long-term liability. The aggregate value of all outstanding warrants and the derivative instruments described above are required to be marked-to-market value each balance sheet date. That revaluation through December 31, 2006 aggregated to $667,000 of income. This income, combined with the $948,000 of expense above and $210,000 of income related to valuation changes for certain warrants already classified as liabilities prior to September 2006, aggregate to $71,000 of expense related to warrants and derivatives for the year ended December 31, 2006. The aggregate expense related to warrants and derivatives recorded in the first six months of 2007 was $1,444,000, including the $1,040,000 referenced above.
Note 5 — Equity Transactions
     In March 2007, Mr. Sam Schmidt of Las Vegas, Nevada and certain investors related to Mr. Schmidt completed the purchase of 20,000,000 shares of Standard Management stock at a purchase price of $.10 per share. Upon completion of the transaction, Mr. Schmidt beneficially owns approximately 52.6% of the Registrant’s outstanding common shares. Mr. Schmidt will have the power to direct the affairs of Standard Management. Mr. Schmidt agreed to vote his shares of the Company’s common shares for the election to the Company’s board of director of himself, Mr. Dennis King, Mr. Ronald D. Hunter, Mr. James H. Steane II, and Mr. Dainforth B. French, Jr. Mr. Schmidt, Mr. King, Mr. Hunter, Mr. Steane, and Mr. French are all current members of the board of directors of the Company.
     In March 2007, Mr. Schmidt granted options to purchase 3,000,000 of the Company’s common shares purchased by the investor group to Mr. Ronald Hunter, 1,000,000 common shares to Mark B.L. Long and 1,000,000 common shares to Dr. Martial R. Knieser, M.D. The exercise price of the options is $0.20 per share, and the options have a term of two years. Each of Mr. Hunter, Dr. Long, and Dr. Knieser is an officer of the Company. Accordingly, for accounting purposes the Company treated these

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

options as if the options had been granted by the Company. The Company valued the options granted to Mr. Hunter, Dr. Long, and Dr. Knieser at $.05 per share using the Black-Scholes option-pricing model resulting in a $250,000 charge being recorded as a general and administrative expense in March, 2007.
     Pursuant to the letter agreement, on March 9, 2007 the Company issued to Mr. Schmidt a secured 6% promissory note, due May 1, 2008 (the “Secured Note) in the principal amount of $2,500,000, in exchange for Mr. Schmidt’s surrender of a 6% convertible note due 2008 in the same principal amount that the Company sold to Mr. Schmidt in 2004. The Secured Note is secured by a first priority security interest in certain real estate located in Bloomington, Indiana. The interest rate increased to 10% on June 1, 2007. The Company also granted to Mr. Schmidt a first priority security interesting the personal property of the Company and a pledge of the shares of the Company’s subsidiary, Precision Healthcare, Inc., securing same indebtedness. The Company used the proceeds of the sale of its shares to Mr. Schmidt for debt reduction and general corporate purposes.
     The Company also sold 1,850,000 shares of Standard Management stock during the first quarter of 2007 at a purchase price of $.10 per share to four outside investors. While not specifically required, in April and May of 2007, the Company issued an additional 2,133,318 shares of its stock to certain shareholders who acquired the shares at $.30 per share to effectively reprice those issuances to the $.10 per share price used in the 2007 issuances. In April 2007, the Company issued 107,042 shares of its stock to one of the previous owners of Precision Healthcare in accordance with the terms of the Purchase Agreement.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2007 and June 30, 2006:
     The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2006, should be read in conjunction with this Form 10-Q.
Continuing Operations:
Net revenues
Quarterly Analysis:
•	Sales for the second quarter of 2007 were $2.2 million and essentially flat with $2.2 million of recorded sales during the second quarter of 2006.
Year-to-date Analysis:
•	Sales for the first six months of 2007 improved by 5.6% or $.2 million versus the first six months of 2006 due to increased volume.
Gross profit
Quarterly Analysis:
Gross profit for the second quarter of 2007 decreased $.1 million or 17.3% due to a temporary supply chain shortage of certain products..
Year-to-date Analysis:
Gross profit for the first six months of 2007 decreased by $39,000 or 2.9% to $1.3 million versus the first six months of 2006, due to a temporary supply chain shortage of certain products.
Selling, general and administrative expenses
Quarterly Analysis:
Selling, general and administrative expenses for the second quarter of 2007 decreased by $1.9 million or 44% to $2.4 million compared to the second quarter of 2006, primarily due to a $1.0 million decrease in compensation expense due to staffing reductions relating to the corporate transition, a $.8 million decrease in professional fees due to legal expenses incurred in 2006 relating to discontinued operations, and a $.1 million decreased in operating expenses at Precision Healthcare.
Year-to-date Analysis:
•	Selling, general and administrative expenses for the first six months of 2007 decreased by $2.7 million or 38% to $4.4 million compared to the first quarter of 2006, primarily due to a $1.3 million decrease in compensation expense (a $1.5 million decrease in compensation partially offset by a $.2 million increase in stock option expense) due to staffing reductions relating to the corporate transition, a $1.2 million decrease in professional fees due to legal expenses incurred in 2006 relating to discontinued operations, and $.2 million in decreased operating expenses at Precision Healthcare.
Impact related to value of warrants and derivatives:
Quarterly Analysis:
•	Expense in 2007 of $.9 million was due primarily to 8 million warrants valued at $1 million to NIR offset by gain on valuation of existing warrants of $.1 million. In 2006, the gain of $.1 million was on the valuation of warrants.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Year-to-date analysis
•	Expense of $1.4 million in 2007 is due to 8 million warrants valued at $1 million to NIR as well as $.4 expense due to valuation of existing warrants. In 2006, the gain of $.1 million was on the valuation of warrants.
Depreciation and amortization
Quarterly Analysis:
•	Depreciation and amortization was $.2 million in the second quarters of 2007 and 2006, respectively.
Year-to-date Analysis:
•	Depreciation and amortization was $.3 million and $.4 million in the first six months of 2007 and 2006, respectively. The decrease was due to the sale of furniture and equipment.
Other income
Quarterly Analysis:
•	Other income for the second quarter of 2007 of $.1 million is rental income from leasing space at the Company’s corporate headquarters. Other income for the second quarter of 2006 of $7.1 million is due primarily to the following: $9.2 million of income from the exchange offer for the Trust Preferred Securities, $2.8 million of loss from the sale of preferred stock owned by the Company, $.5 million of income from the sale of real estate , $.2 million of income due to the dividends received from the preferred stock, as well as rental income from leasing space at the Company’s corporate headquarters to the purchaser of Standard Life.
Year-to-date Analysis:
•	Other income for the first six months of 2007 of $.2 million is rental income from leasing space at the Company’s corporate headquarters. Other income for the first six months of 2006 of $7.3 million is due primarily to the following: $.5 million of income from the sale of real estate, $9.2 million of income from the exchange offer for the Trust Preferred Securities, $2.8 million of loss from the sale of preferred stock owned by the Company, and $.4 million of income due to the dividends received from the preferred stock, as well as rental income from leasing space at the Company’s corporate headquarters to the purchaser of Standard Life.
Interest expense
Quarterly Analysis:
•	Interest expense for the second quarter of 2007 decreased by $.7 million or 52% to $.6 million compared to the second quarter of 2006, primarily due to the exchange of certain debt into equity in June 2006.
Year-to-date Analysis:
•	Interest expense for the first six months of 2007 decreased by $.9 million or 38 % to $1.4 million compared to the first six months of 2006, primarily due to the exchange of certain debt into equity in June 2006.
Federal income tax expense
•	Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the first six months of 2007 and 2006.
Discontinued Operations:

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Quarterly Analysis:
•	Net income from discontinued operations for the second quarter of 2007 was $.2 million due primarily to the reversal of $325,000 of previously established lease reserves as the lease was terminated in the second quarter at favorable terms for the Company. The net loss of $1.5 million for the second quarter of 2006 was primarily due to the cessation of operations of a base of business during 2006.
Year-to-date Analysis:
•	Net loss from discontinued operations for the first six months of 2007 was $.1 million compared to net loss of $2.6 million for the first six months of 2006. The reduction was primarily due to the cessation of operations of a base of business during 2006.
Liquidity and Capital Resources
          Our net cash used in operating activities of continuing operations during the first six months of 2007 was $.7 million compared to cash used in operating activities of $.8 million in the first six months of 2006. The change is largely due to a larger 2006 loss before non-cash expenses of $2.5 million, being nearly offset by a 2007 decrease in cash provided by changes in other working capital items.
          Net cash provided by investing activities of continuing operations during the first six months of 2007 was $.1 compared to $2.5 million provided in 2006. The $.1 million used in 2007 was cash received in asset sale activities offset by cash paid in acquisition activities. The $2.5 million provided in 2006 was due primarily to cash provided by the sale of assets and redemption of preferred stock partially offset by capital expenditures of $.1 million.
          Our net cash received from financing activities of continuing operations during the first six months of 2007 was $.4 million compared to net cash used by financing activities of $2.5 million in the first six months of 2006. The net cash provided by financing activities in 2007 was due to the sale of stock of $2.2 million and borrowings of $.3 million partially offset by repayments of long term debt of $1.4 million, funding discontinued operations of $.5 million and deferred financing costs paid of $.3 million. The net cash used in financing activities in 2006 was attributable to cash provided to our discontinued operations of $3.7 million, repayment of debt of $2.4 million, and purchase of treasury stock $.1 million being partially offset by borrowing of $3.5 million, and the sale of stock of $.3 million.
          At June 30, 2007, our cash and cash equivalents were $.3 million compared to $.6 million at December 31, 2006.
          Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point within the next several months, the Company may not have sufficient cash to meet its operating and debt service requirements. The Company, as of June 30, 2007, has a shareholders’ deficit of $18.7 million and a working capital deficit of $16.1 million. The working capital deficit will be reduced by $5.5 million with the approval of the pending refinancing of the building. This situation raises “substantial doubt” about the Company’s ability to continue s a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In response to this situation, during the third quarter of 2006, the Company realigned its expense structure, resulting in the retirement or resignations of four executives and, if applicable, their related employment agreements. Additionally, in February 2007, Standard Management entered into a Management Agreement whereby Standard Management will act as the manager of the pharmaceutical operations expected to be acquired by UHCC. Standard Management’s ownership in UHCC is expected to be diluted to approximately 24% in connection with equity financing from unrelated parties to fund the expected acquisitions. Standard Management paid a $300,000 deposit towards one pending UHCC acquisition during the second quarter of 2007. Standard Management is expected to earn guaranteed and performance based management fees based on operating results of the acquired pharmacy operations. Management expects that this new investment and financial structure will provide adequate financial support to complete the Company’s development plans. In addition, management intends to refinance its $5.5 million mortgage currently due in June of 2008, with long term debt.
          Our principal cash requirements are for cost of goods sold, operating expenses, and debt service obligations. Our primary sources of such cash are cash flow from pharmaceutical sales, external borrowings, and sales of equity securities.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

          During 2006 and early 2007, we took the following actions in our efforts to maximize cash in-flows, reduce cash requirements, and generally provide adequate cash resources to meet our operating needs.
•	In April 2006, we borrowed $2.8 million from one of our then officers. We repaid this debt with proceeds from borrowings of $2.8 million from a then director in July 2006. This debt was repaid as well as an additional $1 million borrowed from and due to this individual as financing fees at various times throughout the second half of 2006 and the first quarter of 2007 with proceeds generally from the sale of pharmacy operations and our common stock.

•	On March 8, 2006, we announced that we elected to defer distributions, beginning March 31, 2006, on the 10.25% preferred securities (the “Trust Preferred Securities”) of our subsidiary SMAN Capital Trust I for up to two (2) years, with the ability to defer up to five (5) years. All unpaid distributions will accrue interest at the rate of 10.25% annually until paid.

•	In June 2006 the Company completed an exchange offer for a portion of the Trust Preferred Securities which allowed all Trust Preferred Security holders to exchange their Trust Preferred Securities for six (6) shares of common stock of Standard Management. The Company received tenders for 1,112,341 shares or 53.7% of outstanding Trust Preferred Securities by the expiration date of the offer to exchange. On June 30, 2006, as a result of the exchange offer, the Company issued 6,674,046 shares of its common stock valued at $1.8 million in exchange for $11.1 million of the Trust Preferred Securities and $.6 million of related deferred interest, which in turn, reduced the outstanding balance of the subordinated debentures and accrued interest by like amounts. After the write off of a pro rata portion of previously-unamortized deferred financing fees and the costs of the transaction, the Company recorded a $9.2 million gain upon the exchange as a component of Other Income, net in June 2006.

•	In early 2006, the Company announced efforts to offer up to $15 million shares of its common stock for sale to accredited investors in a series of one or more private placements. Through December 31, 2006, the Company issued 1,491,340 shares of common stock along with warrants to acquire up to an additional 447,402 shares of common stock (exclusive of certain issuances which were later reacquired by the Company at the same price) for $630,000.

•	During the third and fourth quarter of 2006 and the first quarter of 2007, the Company sold substantially all of the pharmacy operations it had acquired from 2002 through 2006. Aggregate sales proceeds received as of March 31, 2007 of $16.2 million have been used primarily to pay down short term borrowings and other general corporate purposes.

•	In March 2007, the Company issued 20 million shares of its common stock to Mr. Sam Schmidt for $2.0 million, providing Mr. Schmidt with a 55.3% interest in the Company. An additional 1,850,000 shares were sold to four outside investors at $.10 per share. Proceeds were used primarily to pay off short term borrowings and other general corporate purposes.

•	Management has created Universal HealthCare Company, LLC (“UHCC”), through which it intends to attract unrelated investors and lenders to fund future acquisitions of pharmacy operations, including Precision from Standard Management. Management expects that Standard Management’s ultimate ownership of UHCC will be approximately 24% as a result of future equity financing by these investors. Standard Management is the Managing Member of UHCC pursuant to a Management Agreement under which it has substantial influence and control of the operations of the acquired businesses. In return, Standard Management will receive guaranteed and performance based fees from UHCC. These fees are expected to provide Standard Management with the funding necessary to support its operations as a management company.

•	Management also continues to explore other sources of funding and new business opportunities, which will enable the Company to continue its operations and become profitable. However, the Company can not provide any assurance that such funding or business opportunities will be consummated.
     Cash requirements for the remainder of 2007 and beyond include substantial debt service costs. The Company’s current debt obligations are more fully described in Note 4 to our consolidated financial statements and include mortgage notes of $5.6 million with $5.5 million due in 2008, various promissory notes of $3.6 million largely due in 2008, convertible and other notes of $7.0 million due through 2009 and subordinated trust preferred securities of $9.6 million due in 2031. We expect to finance our debt obligations with proceeds from the sale of Precision Healthcare, management fees from UHCC, the potential refinancing of our corporate headquarters, and new debt and equity financings.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

          Future Acquisitions: Our growth strategy depends significantly on our ability to identify appropriate acquisition targets. We are currently negotiating for the acquisition of four (4) pharmacies. We intend to sell Precision Healthcare from Standard Management to UHCC for $4,200,000, including $2,300,000 in cash, $1,300,000 in a seller note, and $600,000 worth of UHCC stock.
          Contractual Obligations: During the second quarter of 2007, there were no significant changes in our reported payments due under contractual obligations at December 31, 2006.
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
ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective because of the previously identified material weakness described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented. In making this conclusion, the Chief Executive Officer and Chief Accounting Officer considered the material weaknesses in our internal controls over financial reporting and the status of corrective actions to remedy those material weaknesses described below. Although the Chief Executive Officer and the Chief Accounting Officer noted certain incremental improvements during the period ended June 30, 2007, we have not formally documented and tested all of our potentially remediated controls to affirmatively conclude that such controls are operating effectively.

b)	Material Weakness in Internal Controls and Procedures

During the later part of 2006, the Company was in the final stages of a major transition in business operations as described earlier in this report. One of the results of this transition was the Company entering into substantial, non-routine accounting transactions which required a higher level of accounting knowledge to complete This situation, combined with the loss of certain accounting personnel, during the same time period, resulted in the Company not having, during the later part of 2006 and the first half of 2007, a sufficient complement of personnel with the requisite level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles to properly analyze, review, monitor and record these more complicated and certain other accounting transactions. As a result, we have concluded that there was more than a remote likelihood that a material misstatement of the Company’s annual financial statements may not have been prevented or could have gone undetected as part of the financial statement closing process for the period ended June 30, 2007.

c)	Company’s Response to Material Weakness

The Company hired its Chief Accounting Officer, Dan Calvert, late in 2006. Mr. Calvert has over twenty five years of financial and accounting management experience in both private and public companies combined with graduate study in finance and accounting. The 2006 year end closing process itself has significantly increased his awareness of the Company’s historical and contemplated routine and non routine transactions. On April 17, 2007, the Company replaced its corporate controller. Mike Cleary has over ten years of experience developing accounting staffs and systems in private and public companies. The Company continues to emphasize the development and training of its accounting staff and its commitment to make available accounting research tools necessary to assess complex accounting issues in the future.

There have been some improvements in our internal control over our financial reporting that have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the period covered by this report, we have taken steps to improve our internal control structure and procedures regarding disclosures of our financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC promulgated thereunder, with which we are required to be in compliance as of December 31, 2007. We will continue to take steps with regard to these matters.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
          We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be reported accurately.
          Management’s assessment of the effectiveness of our internal control over financial reporting identified a material weakness in our internal controls in our financial reporting process. This material weakness was due to an insufficient complement of personnel with the requisite level of accounting expertise. As a result of this material weakness, management determined that

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

the Company’s disclosure controls and procedures were not effective. The material weakness is described in item 4, “CONTROLS AND PROCEDURES” of this Quarterly Report on Form 10-Q.
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
          The Company also sold 1,850,000 shares of Standard Management stock during the first quarter of 2007 at a purchase price of $.10 per share to four outside investors. While not specifically required, in April and May of 2007, the Company issued an additional 2,133,318 shares of its stock to certain shareholders who acquired the shares at $.30 per share to effectively reprice those issuances to the $.10 per share price used in the 2007 issuances. In April of 2007, the Company issued 107,042 shares of its stock to one of the previous owners of Precision Healthcare in accordance with the terms of the Purchase Agreement.
          The Company used the proceeds of the sale of its shares to Mr. Schmidt for debt reduction and general corporate purposes.
          As the Company was not able to register the shares as required by the NIR loan agreement, these notes were in default as of December 31, 2006 and June 30, 2007. In July 2007 the Company cured the default by entering into an agreement to issue warrants to purchase 8 million shares with a strike price of $.17 per share for a term of 7 years.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          The Company is in default of the Laurus Note and Citizen’s Bank Mortgage Note for principal and interest owed in 2007.
ITEM 6. EXHIBITS
(a) Exhibits

10.1	Stock Purchase Warrant (NIR)
New Millennium Capital Partners II, LLC
AJW Master Fund, Ltd.
AJW Partners, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 14, 2007

STANDARD MANAGEMENT CORPORATION (Registrant)
By:	/s/ Ronald D. Hunter
Ronald D. Hunter
Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Daniel K Calvert
Daniel K Calvert
Chief Accounting Officer (Principal Financial and Accounting Officer)