Form 10-Q
period 2007-09-30
STANDARD MANAGEMENT CORP
filed 2007-11-14
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 or

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-20882
Standard Management Corporation
(Exact name of registrant as specified in its charter)

Indiana	No. 35-1773567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10689 N. Pennsylvania Street, Indianapolis, Indiana	46280
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

As of November 14, 2007, the Registrant had 40,664,538 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	September 30	December 31
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$254	$565
Accounts receivable, net	867	1,004
Inventories	276	750
Prepaid and other current assets	211	535
Assets of discontinued operations	153	948
Total current assets	1,761	3,802

Property and equipment, net	7,768	8,037
Assets held for sale	921	931
Deferred financing fees, net	894	1,263
Officer and other notes receivable, less current portion	776	776
Intangible assets, net	248	304
Goodwill	1,528	2,078
Other noncurrent assets	2,062	1,302
Total assets	$15,958	$18,493

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,740	$1,720
Accrued expenses	5,210	2,101
Current portion of long-term debt	14,880	4,306
Liabilities of discontinued operations	577	1,471
Total current liabilities	22,407	9,598

Long-term debt, less current portion	11,384	22,809
Common stock warrants	716	87
Other long-term liabilities	1,650	1,070
Total liabilities	36,157	33,564

Shareholders' deficit:

Common stock, no par value, and additional paid in capital, 200,000,000 shares authorized and 43,504,711 shares and 19,011,367 shares issued
in 2007 and 2006, respectively	73,248	70,785
Retained deficit	(82,832)	(75,214)
Treasury stock, at cost, 2,840,173 shares	(10,829)	(10,829)
Accumulated other comprehensive income	214	187
Total shareholders' deficit	(20,199)	(15,071)
Total liabilities and shareholders' deficit	$15,958	$18,493

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net revenues	$1,789	$2,189	$6,384	$6,542
Cost of sales	1,301	1,548	4,585	4,551
Gross profit	488	641	1,799	1,991

Selling, general and administrative expenses	1,633	2,809	6,082	10,004
Impacts related to value of warrants and derivatives	(827)	504	617	371
Goodwill Impairment	550	-	550	-
Depreciation and amortization	164	149	441	515
Operating loss	(1,032)	(2,821)	(5,891)	(8,899)
Other income, net	356	168	579	7,461
Interest expense	1,011	1,719	2,424	4,014
Income (loss) from continuing operations before	(1,687)	(4,372)	(7,736)	(5,452)
income taxes
Income tax expense (benefit)	-	-	-	-
Net income (loss) from continuing operations	(1,687)	(4,372)	(7,736)	(5,452)
Income (loss) from discontinued operations	160	(7,021)	118	(9,608)
Net income (loss)	$(1,527)	$(11,393)	$(7,618)	$(15,060)
Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.04)	$(0.23)	$(0.23)	$(0.41)
Income (loss) from discontinued operations	$0.00	$(0.43)	$0.00	$(0.83)
Net income (loss)	$(0.04)	$(0.66)	$(0.23)	$(1.24)
Weighted average shares outstanding	40,296,977	16,243,844	33,913,365	11,641,923

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited, dollars in thousands)

		Common stock and additional			Accumulated other
	Total	paid in capital Total	Retained deficit	Treasury stock	comprehensive income

Balance at January 1, 2006	$4,943	$68,537	$(55,793)	$(7,901)	$100

Comprehensive loss:
Net loss	(14,452)	-	(14,452)	-	-
Change in unrealized loss on securities	8	-	-	-	8
Comprehensive loss	(14,444)	-	-	-	-

Stock-based compensation expense	36	36	-	-	-
Reclassification of warrants to liabilities	(140)	(140)
Exchange - Trust Preferred	1,802	1,802	-	-	-
Issuance of warrants for services	123	123	-	-	-
Sale of Common Stock, net of issuance costs	412	412	-	-	-
Treasury stock acquired	(2,927)	-	-	(2,927)	-
Balance at September 30 2006	$(10,195)	$70,770	$(70,245)	$(10,828)	$108

Balance at January 1, 2007	$(15,071)	$70,785	$(75,214)	$(10,829)	$187

Comprehensive loss:
Net loss	(7,618)	-	(7,618)	-	-
Change in unrealized gain on securities	27	-	-	-	27
Comprehensive loss	(7,591)

Sale of common stock	2,208	2,208	-	-	-
Stock- based compensation expense	250	250	-	-	-
Other	5	5	-	-	-
Balance at September 30, 2007	$(20,199)	$73,248	$(82,832)	$(10,829)	$214

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(7,618)	$(15,060)
Net loss from discontinued operations	118	(9,608)
Net loss from continuing operations	(7,736)	(5,452)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	441	515
Goodwill Impairment	550	-
Amortization of deferred financing costs and debt discount	294	511
Gain on Trust Preferred exchange	-	(9,194)
Non-cash stock- based compensation expense	250	36
Provision for bad debts	44	86
Net loss related to sale of assets	-	2,981
Impacts related to value of warrants and derivatives	617	371
Change in operating assets and liabilities:
Accounts receivable	93	688
Inventories	474	(496)
Prepaid and other current assets	694	(317)
Accounts payable	20	1,904
Accrued expenses	3,775	794
Other	(70)	(21)
Net cash used in operating activities of continuing operations	(554)	(7,594)

INVESTING ACTIVITIES:
Capital expenditures	(26)	(109)
Refund of proceeds from sale of business	-	(300)
Proceeds from sale of businesses and assets held for sale	476	13,083
Redemption of preferred stock	-	1,500
Cash paid for pending acquisitions	(762)	-
Change in other noncurrent assets, net	30	8
Net cash provided by (used in) investing activities of continuing operations	(282)	14,182

FINANCING ACTIVITIES:
Borrowings	684	7,555
Net cash provided to discontinued operations	(457)	(4,517)
Proceeds from sale of stock	2,185	412
Purchase of treasury stock	-	(2,927)
Deferred financing costs paid	(295)	(55)
Repayments of long-term debt	(1,592)	(8,180)
Net cash provided by (used in) financing activities of continuing operations	525	(7,712)

Net cash used in operating activities of discontinued operations	(525)	(4,589)
Net cash used in investing activities of discontinued operations	-	(66)
Net cash provided by financing activities of discontinued operations	457	4,517
Net decrease in cash and cash equivalents of discontinued operations	(68)	(138)

Total decrease in cash and cash equivalents	(379)	(1,262)
Net decrease in cash and cash equivalents of discontinued operations	(68)	(138)
Net decrease in cash and cash equivalents of continuing operations	(311)	(1,124)

Cash and cash equivalents of continuing operations at beginning of period	565	1,708
Cash and cash equivalents of continuing operations at end of period	$254	$584

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

Standard Management Corporation (“Standard Management”) is an Indianapolis-based company that, and through its subsidiaries, (collectively, the “Company”), provides pharmaceutical products and services to the healthcare industry. As of October 2007, the Company owned and operated one pharmacy in Tennessee. The Company is seeking to acquire, through a newly formed entity, Universal HealthCare Company, LLC (“UHCC”), other existing pharmacies to expand its business. Ultimately, the Company intends to manage regional and other institutional pharmacies to provide pharmaceuticals to long-term care and infusion therapy facilities.

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

Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point within the next several months, the Company may not have sufficient cash to meet its operating and debt service requirements. The Company, as of September 30, 2007, has a shareholders’ deficit of $20.2 million and a working capital deficit of $20.6 million. This situation raises “substantial doubt” about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to this situation, during the third quarter of 2006, the Company realigned its expense structure, resulting in the retirement or resignations of four executives and, if applicable, their related employment agreements. Additionally, in February 2007, Standard Management entered into a Management Agreement whereby Standard Management will act as the manager of the pharmaceutical operations expected to be acquired by UHCC. Standard Management’s ownership in UHCC is expected to be diluted to below 22% in connection with equity financing from unrelated parties to fund the expected acquisitions. Standard Management paid a $300,000 deposit towards one pending UHCC acquisition during the second quarter of 2007 and has deferred an additional $462,000 of costs (included with other non current assets) related to the pending acquisitions and related financing. Standard Management is expected to earn guaranteed and performance based management fees based on operating results of the acquired pharmacy operations. Management expects that this new investment and financial structure will provide adequate financial support to complete the Company’s development plans. In addition, management intends to refinance the $5.5 million mortgage on its corporate headquarters currently due in June 2008 with long term debt.

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

Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. However, due to net losses in each of the periods presented, the Company has no dilutive stock options, warrants or convertible securities. Anti-dilutive common stock equivalents outstanding as of September 30, 2007 and 2006 were convertible or exercisable into 42,084,440 and 13,927,548 shares, respectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 2 - Discontinued Operations - Pharmacy Services

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Subject to management’s late 2006 decision to sell a portion of the Company’s “HomeMed” pharmacy operations and to close the remaining “HomeMed” operations, such actions were completed in March 2007. A portion of the operations were sold to HomeMed, LLC, a non-related entity for a cash purchase price of $.4 million. All unsold assets were written down to their minimal estimated realizable value as of December 31, 2006. An aggregate $653,000 charge was recorded as a component of discontinued operations in the fourth quarter of 2006 with minimal additional write down in the first quarter of 2007. Concurrently, the Company entered into a management services agreement with the buyer to provide accounting and other related services for two or more years. Related management services fees of $100,000 were paid in advance upon closing the sale. Pursuant to a negotiated termination of a Home Med related lease in the second quarter of 2007, the Company reduced the previously established lease reserve by $325,000. Remaining accounts payable and accrued lease payments as of September 30, 2007, will be paid in due course.

The following tables summarize the financial position and operating results of the Company’s discontinued pharmacy operations as of and for the periods ended on the dates indicated (in thousands):

	2007	2006

Current assets	$153	$425
Property & equipment net	-	523
Intangible assets net	-	-
Current liabilities	(577)	(1,471)
Net liabilities of discontinued operations	$(424)	$(523)

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006
Net revenues	$-	$6,056	$197	$28,309
Cost of sales	-	(4,427)	(147)	(20,290)
Selling, general and administrative expenses	(23)	(2,157)	(339)	(9,955)
Depreciation and amortization	(63)	(501)	(63)	(1,338)
Impairment (charge) reversal and loss on sale	53	(5,971)	-	(5,971)
Other income	145	-	470	6
Interest expense	48	(21)	-	(69)
Net income (loss) from discontinued operations	$160	$(7,021)	$118	$(9,308)

The 2006 nine month period includes a $300,000 loss relating to a settlement regarding the sale of the Company's financial services operations.

Subsequent to the end of the third quarter of 2007, the Company decided to dispose of Precision. As such, future financial statements will reflect the related operations as discontinued.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 3 - New Accounting Policy

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

Note 4 - Indebtedness

The Company’s long-term debt was as follows (dollars in thousands):

	Interest	September 30	December 31
	Rate(1)	2007	2006
Mortgages payable	11.54%	$5,645	$5,701
Promissory notes	12.56%	1,009	1,795
7% convertible notes	7.00%	3,300	3,300
10% notes	10.00%	2,500	-
6% notes	6.00%	250	-
6% notes mandatory convertible	6.00%	-	2,750
Laurus convertible notes	10.25%	2,401	2,401
Subordinated debentures	10.25%	9,577	9,577
2006 6% convertible notes	6.00%	1,282	1,300
Derivatives embedded in 2006 notes		1,645	1,685
Capital lease obligations		24	77
Total indebtedness		27,633	28,586
Less debt discount on convertible notes		1,356	1,471
Less current portion		14,880	4,306
Total long-term debt, less current portion		$11,397	$22,809

(1) Current weighted average rate at September 30, 2007.

Mortgages payable primarily represents a promissory note in the amount of $5.5 million due June 30, 2008, secured by the Company’s corporate headquarters. The note bears interest at 11.75% per annum and is payable in equal monthly installments of $51,728, with a final payment of $5.1 million in June 2008. The note may be prepaid in whole or in part, at a redemption price equal to 102% of the principal amount (plus accrued interest) declining to 101% in 2007 with no penalty in the final year. The Company is currently in default on this note due to late interest payments and is negotiating the refinancing of this mortgage on a long term basis.

The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies. On August 24, 2006, the Company issued a promissory note to AmerisourceBergen Drug Corporation (“ABDC”), its primary vendor, in exchange for amounts previously due to ABDC in the amount of $1.5 million payable in fifteen equal weekly installments of $85,000 with the remaining $225,000 due December 15, 2006. This note bore an interest rate of 10.25%. This note was extended with the agreement of ABDC with the December 31, 2006 balance of $275,000 paid in January, 2007. On May 26, 2007, the Company borrowed $103,000 to finance business insurance. On September 27, 2007, the Company issued a $50,000 thirty day note at 6.5% interest accompanied by warrants to purchase 20,000 shares of Standard Management stock at $.10 per share and 5,000 shares of stock in UHCC at $10.00 per share. Both warrants contain a two year term. The value ascribed to both sets of warrants was immaterial. On August 17, 2007, the Company issued to an individual a $200,000 note at a rate of interest of 12% secured by the stock of Premier Life Insurance Company of Bermuda (“Premier Life”), a wholly owned subsidiary of the Company, which was due, but not paid, on September 28, 2007. While this note is outstanding, the Company has granted the lender voting control of all outstanding Premier Life shares. The lender, however, has not caused any action on this matter and does not intend to do so without further notice to borrower. Certain of these notes are currently in default due to untimely interest and principal payments. Accordingly, they are classified as current obligations.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

On February 10, 2004, the Company issued $3.3 million of 7% unsecured convertible notes due in full in 2009. The notes are convertible into shares of the Company’s common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions. These notes are in default as of September 30, 2007 due to late interest payments and are therefore classified as current obligations.

On November 30, 2004, the Company issued $2.75 million of 6% mandatory unsecured convertible notes due in full in 2008. The notes were convertible into shares of the Company’s common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions. In March 2007, $2.5 million of these notes were exchanged for a like amount of notes due in May 2008 at an interest rate of 6% (adjusted to 10 % on June 1, 2007 as $1 million in principal was not prepaid by then) in conjunction with the equity financing described in first three paragraphs of Note 5. The remaining $250,000 is due in May 2008 with an interest rate of 6%. The conversion features were eliminated on all of the $2.75 million. It was determined that the original notes were extinguished causing the Company to write off the $33,000 of unamortized deferred financing costs remaining on the notes in March 2007. In the fourth quarter of 2007 it is anticipated, pending stockholder approval, the $2.5 million and related accrued interest will be settled by transferring the Company’s ownership of Precision and certain unimproved land to the lender. The carrying values of these obligations and assets required the third quarter impairment charge of $550,000 to Precision’s goodwill.

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

On March 8, 2006, the Company announced its intention to defer distributions on the Trust Preferred Securities. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to two years. The Company will make a decision each quarter as to the continuation of the deferral of the distributions. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of September 30, 2007 were $1,856,000.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

On September 8, 2006, the Company entered into a new debt agreement to issue an aggregate principal amount of $2.0 million of new 6% Convertible Notes due 2009 to four investors in a private placement. Notes in the principal amount of $700,000 were issued on September 8, 2006 and an additional $600,000 in notes was issued on October 4, 2006 in conjunction with the Company’s filing of a registration statement called for in the debt agreement to register the shares issueable upon conversion of the notes and exercise of the warrants described below. The last $700,000 of notes has yet to be issued pending effectiveness of the registration statement called for in the debt agreement. The notes are convertible at any time into shares of the Company’s common stock based on a floating conversion price based on the trading price of its common stock. The notes mature on September 8, 2009 and bear interest at 6% per annum prior to maturity and 15% per annum after the maturity date and until paid in full. However, no interest is due for any month in which the intraday trading price of the Company’s common stock is greater than $0.25 for each trading day of the month - which has not occurred since issuance. The notes are secured by certain personal property of the Company. The Company may redeem the notes at any time for 130% of the outstanding principal amount until the maturity date, under certain conditions and may redeem stated portions of the new notes after any monthly period in which the Company’s stock price is consistently below a certain threshold. As the Company was not able to register the shares as required, these notes were in default through July. In July 2007, the Company entered into an agreement to issue warrants to purchase 8 million shares with an exercise price of $.17 per share for a term of 7 years to cure this default. The Company utilized the Black-Scholes method to value these warrants at $.13 each thereby recording an expense in June 2007 of $1,040,000.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Additionally, due to the nature of the related conversion feature of these 2006 6% convertible notes, all of the Company’s previously-outstanding warrants that had been classified as equity instruments were required to be reclassified as liabilities at their estimated values as of the date of the note issuance. That estimated value of $264,000 was reclassified out of equity into a long-term liability. The aggregate value of all outstanding warrants and the derivative instruments described above are required to be marked-to-market value each balance sheet date. That revaluation through December 31, 2006 aggregated to $667,000 of income. This income, combined with the $948,000 of expense above and $210,000 of income related to valuation changes for certain warrants already classified as liabilities prior to September 2006, aggregate to $71,000 of expense related to warrants and derivatives for the year ended December 31, 2006. The aggregate expense related to warrants and derivatives recorded in the first nine months of 2007 was $617,000, including the $1,040,000 described above.

The Company issued to the same lenders unrelated unsecured notes in October 2007 for $250,000 due October 2010 with an interest rate of 8% and conversion features identical to those described above.

Note 5 - Equity Transactions

In March 2007, Mr. Sam Schmidt of Las Vegas, Nevada and certain investors related to Mr. Schmidt completed the purchase of 20,000,000 shares of Standard Management stock at a purchase price of $.10 per share. Upon completion of the transaction, Mr. Schmidt beneficially owned approximately 52.6% of the Registrant’s outstanding common shares. Mr. Schmidt has the power to direct the affairs of Standard Management. Mr. Schmidt agreed to vote his shares of the Company’s common shares for the election to the Company’s board of director of himself, Mr. Dennis King, Mr. Ronald D. Hunter, Mr. James H. Steane II, and Mr. Dainforth B. French, Jr. Mr. Schmidt, Mr. King, Mr. Hunter, Mr. Steane, and Mr. French are all current members of the board of directors of the Company. The Company used the proceeds of the sale of its shares to Mr. Schmidt for debt reduction and general corporate purposes.

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

Pursuant to the letter agreement, on March 9, 2007 the Company issued to Mr. Schmidt a secured 6% promissory note, due May 1, 2008 (the “Secured Note) in the principal amount of $2,500,000, in exchange for Mr. Schmidt’s surrender of a 6% convertible note due 2008 in the same principal amount that the Company sold to Mr. Schmidt in 2004. The Secured Note is secured by a first priority security interest in certain real estate located in Bloomington, Indiana. The interest rate increased to 10% on June 1, 2007. The Company also granted to Mr. Schmidt a first priority security interest in the personal property of the Company and a pledge of the shares of the Company’s subsidiary, Precision, securing same indebtedness. In November 2007, the Company extinguished this debt and related accrued interest by transferring ownership of Precision and the Bloomington real estate to Mr. Schmidt.

The Company also sold 1,850,000 shares of Standard Management stock during the first quarter of 2007 at a purchase price of $.10 per share to four outside investors. While not specifically required, in April and May of 2007, the Company issued an additional 2,133,318 shares of its stock to certain shareholders who had previously acquired the shares at $.30 per share to effectively reprice those issuances to the $.10 per share price used in the 2007 issuances. In April 2007, the Company issued 107,042 shares of its stock to one of the previous owners of Precision in accordance with the terms of the Purchase Agreement.

Certain holders of the 6% convertible notes issued in September 2006 exercised their conversion options in August 2007 receiving 402,619 shares of stock in exchange for a reduction of $18,000 of principal.

In October 2007, the Company issued 16,500,000 warrants with an exercise price of $.08 per share with a seven year term in connection with securing a $250,000 loan from the group of four outside investors that holds the September 2006 notes. The warrants will be valued using the Black-Scholes option pricing model and such value will represent debt discount on the $250,000 loan. Any value in excess of $250,000 will be expensed immediately.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Pursuant to provisions included in the Company’s 2005 acquisition of Precision, the Company guaranteed the value of 304,878 shares at $3.28 per share of the Company’s common stock used as consideration in that acquisition as of the second anniversary, which occurred on July 28, 2007. Based on the July 28, 2007 stock price, that guarantee requires the Company to issue $963,000 of cash or an equivalent number of its shares (7,825,000) to the prior owners of Precision. Neither the cash nor the shares have been issued in accordance with the agreements and, as such, one of the prior owners has initiated legal proceedings to compel such issuance. In addition, pursuant to provisions included in the Company’s 2005 acquisition of Long Term Rx, the Company guaranteed the value of 182,183 shares at $3.28 per share of the Company’s common stock used as consideration in that acquisition as of the second anniversary, which occurred on July 28, 2007. Based on the July 28, 2007 stock price, that guarantee requires the Company to issue $465,000 of cash or an equivalent number of its shares (3,880,000) to the prior owner of Long Term Rx.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2007 and September 30, 2006:

The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2006, should be read in conjunction with this Form 10-Q.

Continuing Operations:

Net revenues

Quarterly Analysis:

•
Sales for the third quarter of 2007 were $1.8 million, down $.4 million or 18.2% from the $2.2 million of sales during the third quarter of 2006. The decrease is due to the Company’s cash flow constraints limiting its ability to acquire inventory for sale, thereby resulting in the loss of several customers.

Year-to-date Analysis:

•	Sales for the first nine months of 2007 decreased 2.4% or $.2 million versus the first nine months of 2006 due to limited inventory available for sale.

Gross profit

Quarterly Analysis:

•	Gross profit for the third quarter of 2007 decreased $.2 million or 23.9% to $.5 million due to reduced sales volume primarily in the higher margin wholesale business.

Year-to-date Analysis:

•
Gross profit for the first nine months of 2007 decreased by $ .2 million or 9.6% to $1.8 million versus the first nine months of 2006, due to reduced sales volume primarily in the higher margin wholesale business.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses

Quarterly Analysis:

•
Selling, general and administrative expenses for the third quarter of 2007 decreased by $1.2 million or 41.9% to $1.6 million compared to the third quarter of 2006, primarily due to a $.5 million decrease in compensation expense as a result of staffing reductions relating to the corporate transition, a $.4 million decrease in professional fees due to legal expenses incurred in 2006 relating to discontinued operations, $.2 reduction in bureau and association dues, and a $.1 million decreased in operating expenses at Precision Healthcare.

Year-to-date Analysis:

•
Selling, general and administrative expenses for the first nine months of 2007 decreased by $3.9 million or 39.2% to $6.1 million compared to the first nine months of 2006, primarily due to a $1.8 million decrease in compensation expense (a $2.0 million decrease in compensation partially offset by a $.2 million increase in stock option expense) as a result of staffing reductions relating to the corporate transition, a $1.2 million decrease in professional fees due to legal expenses incurred in 2006 relating to discontinued operations, $.3 million reduction in bureau and association dues, $.4 million reduction in operating expenses at the corporate office, and $.2 million in decreased operating expenses at Precision Healthcare.

Impact related to value of warrants and derivatives

Quarterly Analysis:

•
The change in the value of outstanding warrants and derivatives is charged to the statement of operations each quarter. The value change is heavily dependent on the market price of the Company’s common stock. As the price increases, the value of the outstanding securities decrease and, as a result, the Company’s liabilities related to the securities decreases and income is recognized. The 2007 income of $.8 million for the third quarter is largely due to a decline in the stock price during the quarter. The 2006 loss of $.5 million includes a $.9 million loss related to the initial charge related to securities issued in September 2006 offset by gains related to value changes.

Year-to-date analysis:

•
Expense of $.6 million in 2007 represents a $.4 million net decrease in the value of outstanding warrants and derivatives due to the decline in stock prices during the period and a $1.0 million charge relating to 8 million warrants issued to a lender as consideration for waiving a related default. The 2006 loss of $.4 million includes a $.9 million loss related to the initial charge related to securities issued in September 2006 offset by gains related to value changes.

Goodwill Impairment

•
In the fourth quarter of 2007 it is anticipated, pending stockholder approval, the Company will transfer the stock of Precision and the title to certain land to Mr. Schmidt in exchange for forgiveness of $2.7 million of principal and interest on notes due in March 2008. The net carrying cost of Precision’s net assets and the land was in excess of the forgiven obligations, thereby resulting in the $.6 million write down of goodwill related to the Company’s 2005 acquisition.

Depreciation and amortization

Quarterly Analysis:

•	Depreciation and amortization was $.2 million in both the third quarters of 2007 and 2006.

Year-to-date Analysis:

•	Depreciation and amortization was $.4 million and $.5 million in the first nine months of 2007 and 2006, respectively. The decrease was due to the sale of furniture and equipment.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Other income

Quarterly Analysis:

•
Other income for the third quarter of 2007 of $.4 million is rental income from leasing space at the Company’s corporate headquarters and a realized gain from the July, 2007 sale of an investment security. Other income for the third quarter of 2006 of $.2 million is rental income from leasing space at the Company’s corporate headquarters.

Year-to-date Analysis:

•
Other income for the first nine months of 2007 of $.6 million is rental income from leasing space at the Company’s corporate headquarters and a realized gain from the July, 2007 sale of an investment security. Other income for the first nine months of 2006 of $7.5 million is due primarily to the following: $.5 million of income from the sale of real estate, $9.2 million of income from the exchange offer for the Trust Preferred Securities, $2.8 million of loss from the June, 2006 sale of preferred stock owned by the Company, and $.4 million of income due to the dividends received from the preferred stock, as well as rental income from leasing space at the Company’s corporate headquarters.

Interest expense

Quarterly Analysis:

•
Interest expense for the third quarter of 2007 decreased by $.7 million or 59% to $1.0 million compared to the third quarter of 2006, primarily due to the exchange of certain debt into equity in June 2006.

Year-to-date Analysis:

•
Interest expense for the first nine months of 2007 decreased by $1.6 million or 39 % to $2.4 million compared to the first nine months of 2006, primarily due to the exchange of certain debt into equity in June 2006.

Federal income tax expense

•	Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the first nine months of 2007 and 2006.

Discontinued Operations:

Quarterly Analysis:

•
Net income from discontinued operations for the third quarter of 2007 was $.2 million due primarily to higher than expected proceeds from liquidation of assets from discontinued operations. The net loss of $7.0 million for the third quarter of 2006 was primarily due to the cessation of operations of a base of business during 2006.

Year-to-date Analysis:

•
Net income from discontinued operations for the first nine months of 2007 was $.1 million compared to net loss of $9.6 million for the first nine months of 2006. The reduction was primarily due to the cessation of operations of a base of business during 2006.

Liquidity and Capital Resources

Our net cash used in operating activities of continuing operations during the first nine months of 2007 was $.6 million compared to cash used in operating activities of $7.6 million in the first nine months of 2006. The change is largely due to a $4.6 million larger 2006 loss before non-cash expenses and a $2.4 million higher 2007 increase in cash provided by changes in other working capital items.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Net cash used by investing activities of continuing operations during the first nine months of 2007 was $.3 compared to $14.2 million provided in 2006. The $.3 million used in 2007 was $.8 million in cash paid in acquisition activities partially offset by $.5 million cash received in asset sale activities. The $14.2 million provided in 2006 was due to $13.1 million provided by the sale of businesses and assets held for sale, $ 1.5 million received from the redemption of preferred stock partially offset by $.3 million used in connection with the sale of Standard Life and $.1 million in capital expenditures.

  Our net cash received from financing activities of continuing operations during the first nine months of 2007 was $.5 million compared to net cash used by financing activities of $7.7 million in the first nine months of 2006. The net cash provided by financing activities in 2007 was due to the sale of stock of $2.2 million and borrowings of $.7 million partially offset by repayments of long term debt of $1.6 million, funding discontinued operations of $.5 million, and deferred financing costs paid of $.3 million. The net cash used in financing activities in 2006 was attributable to cash provided to our discontinued operations of $4.5 million, repayment of debt of $8.2 million, purchase of treasury stock $2.9 million, and $.1 million deferred financing costs paid being partially offset by borrowing of $7.6 million, and the sale of stock of $.4 million .

At September 30, 2007, our cash and cash equivalents were $.3 million compared to $.6 million at December 31, 2006.

Based on current estimates of cash flow, management believes that, absent a significant additional cash infusion or significantly increased cash flow from operations, at some point within the next several months, the Company may not have sufficient cash to meet its operating and debt service requirements. The Company, as of September 30, 2007, has a shareholders’ deficit of $20.2 million and a working capital deficit of $20.6 million. This situation raises “substantial doubt” about the Company’s ability to continue s a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Planned refinancing of current debt with long-term debt and resolution of defaults on other debt are expected to result in an improved working capital position; however, we cannot make assurances that such actions will be finalized.

In response to this situation, during the third quarter of 2006, the Company realigned its expense structure, resulting in the retirement or resignations of four executives and, if applicable, their related employment agreements. Additionally, in February 2007, Standard Management entered into a Management Agreement whereby Standard Management will act as the manager of the pharmaceutical operations expected to be acquired by UHCC. Standard Management’s ownership in UHCC is expected to be diluted to less than 22% in connection with equity financing from unrelated parties to fund the expected acquisitions. Standard Management paid a $300,000 deposit towards one pending UHCC acquisition during the second quarter of 2007 and has deferred an additional $462,000 of costs (included with other non current assets) related to the pending acquisitions and related financing. Standard Management is expected to earn guaranteed and performance based management fees based on operating results of the acquired pharmacy operations. Management expects that this new investment and financial structure will provide adequate financial support to complete the Company’s development plans. In addition, management intends to refinance its $5.5 million mortgage currently due in June of 2008, with long term debt.

Our principal cash requirements after the disposition of Precision are for operating expenses and debt service obligations. Our primary sources of such cash are cash flow external borrowings and sales of equity securities.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

•
In November 2007, the Company transferred the stock of Precision and the title to certain land to Mr. Schmidt in exchange for forgiveness of $2.7 million of principal and interest on notes due in March 2008. The net carrying cost of Precision Healthcare’s net assets and the land was in excess of the forgiven obligations, thereby resulting in the $.6 million write down of goodwill related to the Company’s 2005 acquisition.

•
On August 17, 2007, the Company issued to an individual a $200,000 note at a rate of interest of 12% secured by the stock of Premier Life Insurance Company of Bermuda, (“Premier Life”), a wholly owned subsidiary of the Company, which was due, but not paid, on September 28, 2007. While this note is outstanding, the Company has granted the lender voting control of all outstanding Premier Life shares. The lender, however, has not caused any action on this matter and does not intend to do so without further notice to borrower.

•
In October, 2007, the Company issued a $250,000 note at a rate of interest of 8%, due on October 25, 2010 and with conversion features identical to the 6% notes issued in 2006. There were 16.5 million warrants exercisable at $.08 per share with a term of seven years issued in conjunction with these notes.

•
Management has created Universal HealthCare Company, LLC (“UHCC”), through which it intends to attract unrelated investors and lenders to fund future acquisitions of pharmacy operations. Management expects that Standard Management’s ultimate ownership of UHCC will be less than 22% as a result of future equity financing by these investors. Standard Management is the Managing Member of UHCC pursuant to a Management Agreement under which it has substantial influence and control of the operations of the acquired businesses. In return, Standard Management will receive guaranteed and performance based fees from UHCC. These fees are expected to provide Standard Management with the funding necessary to support its operations as a management company.

•
Management also continues to explore other sources of funding and new business opportunities, which will enable the Company to continue its operations and become profitable. However, the Company can not provide any assurance that such funding or business opportunities will be consummated.

Cash requirements for the remainder of 2007 and beyond include substantial debt service costs. The Company’s current debt obligations are more fully described in Note 4 to our consolidated financial statements and include mortgage notes of $5.6 million with $5.5 million due in 2008, various promissory notes of $3.8 million largely due in 2008, convertible and other notes of $7.0 million due through 2009 and subordinated trust preferred securities of $9.6 million due in 2031. We expect to finance our debt obligations with management fees proceeds from UHCC, the potential refinancing of our corporate headquarters, and new debt and equity financings.

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

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and its Chief Accounting Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were not effective because of the previously identified material weakness described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented. In making this conclusion, the Chief Executive Officer and Chief Accounting Officer considered the material weaknesses in our internal controls over financial reporting and the status of corrective actions to remedy those material weaknesses described below. Although the Chief Executive Officer and the Chief Accounting Officer noted certain incremental improvements during the period ended September 30, 2007, we have not formally documented and tested all of our potentially remediated controls to affirmatively conclude that such controls are operating effectively.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

b)	Material Weakness in Internal Controls and Procedures

During the later part of 2006, the Company was in the final stages of a major transition in business operations as described earlier in this report. One of the results of this transition was the Company entering into substantial, non-routine accounting transactions which required a higher level of accounting knowledge to complete. This situation, combined with the loss of certain accounting personnel, during the same time period, resulted in the Company not having, during the later part of 2006 and the first half of 2007, a sufficient complement of personnel with the requisite level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles to properly analyze, review, monitor and record these more complicated and certain other accounting transactions. As a result, we have concluded that there was more than a remote likelihood that a material misstatement of the Company’s annual financial statements may not have been prevented or could have gone undetected as part of the financial statement closing process for the period ended September 30, 2007.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors described in our Annual Report on Form 10-K for our year ended December 31, 2006, we note the following risk factors:

With the anticipated transfer of our Precision Healthcare subsidiary, we will no longer own any pharmacy operations, and the success of our business will depend entirely on our strategy of acquiring pharmacies through UHCC.

In the fourth quarter of 2007 it is anticipated, pending stockholder approval, the Company will transfer the stock of Precision and the title to certain land to Mr. Schmidt in exchange for forgiveness of $2.7 million of principal and interest on notes due in March 2008. As a result we will no longer own any operating pharmacies. Accordingly, the success of our business will depend entirely on our strategy of acquiring pharmacies through UHCC.

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be reported accurately.

Management’s assessment of the effectiveness of our internal control over financial reporting identified a material weakness in our internal controls in our financial reporting process. This material weakness was due to an insufficient complement of personnel with the requisite level of accounting expertise. As a result of this material weakness, management determined that the Company’s disclosure controls and procedures were not effective. The material weakness is described in item 4, “CONTROLS AND PROCEDURES” of this Quarterly Report on Form 10-Q.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default of the Laurus Note, Citizen’s Bank Mortgage Note, the 7% notes, and various promissory notes for principal and interest owed in 2007. As the Company was not able to register the shares as required by the 6% notes issued in 2006, these notes were in default through July 2007. In July 2007, the Company cured the existing default as of July 2007 by entering into an agreement to issue warrants to purchase 8 million shares with a strike price of $.17 per share for a term of 7 years.

ITEM 6. EXHIBITS

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

Dated: November 14, 2007

STANDARD MANAGEMENT CORPORATION (Registrant)

	By:	/s/ Ronald D. Hunter
Ronald D. Hunter Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Daniel K Calvert
Daniel K Calvert Chief Accounting Officer (Principal Financial and Accounting Officer)