Form 10-K
period 2007-12-31
STANDARD MANAGEMENT CORP
filed 2008-05-15
CIK 853971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
 Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer.” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s common stock as of June 30, 2007, as reported on the OTCBB, was approximately $3,082,305. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 23, 2008, the Registrant had 49,583,420 shares of common stock outstanding.

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analyses, and other information contained in this Annual Report on Form 10-K relative to markets for our products, trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our business strategy and prospects, our acquisition strategy, including potential acquisitions discussed under “Future Acquisitions,” the operation and performance of acquired businesses post-acquisition, future financing plans, sources and availability of capital, governmental regulations and their effect on us and our competition. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the following:

•
Our having sufficient cash on hand, whether generated through future operations or financings, to meet our current and future debt service and operating needs and to launch and continue our acquisition program.

•	The ability of our management team to successfully operate home healthcare services and institutional pharmacy businesses as a development stage company in health care.

•	Our ability to acquire new businesses, including our ability to identify suitable acquisition candidates, acquire them at favorable prices and successfully integrate them into our business.

•
General economic conditions and other factors, including prevailing interest rate levels, and stock market performance, which may affect our ability to obtain additional capital when needed and on favorable terms.

•	Customer response to our planned new services, distribution channels and marketing initiatives.

•	Increasing competition.

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

Item 1.  Business of Standard Management

Overview

Standard Management Corporation (the “Company”) is an Indianapolis-based healthcare management company which through strategic partnerships intends to provide homecare and pharmacy services focused on quality senior care and servicing chronically ill patients. Through a newly formed entity (“Newco”) and Universal Healthcare Company, LLC (“UHCC”), the Company plans to manage, lead and execute a consolidation strategy, targeting long-term care pharmacies and homecare providers.

We seek acquisitions operating in two business segments. 1) Pharmacy Services, provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to Skilled Nursing Facilities, Assisted Living Facilities, retirement centers, independent living communities, and other healthcare settings. 2) Homecare Services, provides healthcare and supportive services to individuals in their home or in congregate care settings

History

The Company was incorporated in 1989 as a financial services business.

In June 2005, in order to provide greater long-term value for our shareholders, we sold our financial services business, which we had operated since 1989, for a purchase price of approximately $80 million with net proceeds of approximately $52 million. As a result, we significantly reduced our debt levels and created capital for acquisitions in the healthcare field.

During 2002-2005, we acquired various healthcare businesses. All have since been sold or discontinued to retire debt and provide working capital. Currently, the Company has no operating subsidiaries or businesses. See Notes 3 and 4 of our consolidated financial statements for further information. As a result, we are heavily dependent on raising additional capital in order to fund our planned acquisition strategy and to continue our operations. Accordingly, much of the current efforts of management are directed towards acquisitions and financing.

In March 2007, a new investor acquired an approximately 53% ownership (since reduced to approximately 40%) in the Company and thereby became our largest single stockholder.

Our Businesses

Since early 2007, the Company has been planning to manage, lead and execute a consolidation strategy of acquiring long-term care pharmacies and homecare providers. The Company intends to consolidate homecare businesses under Newco and pharmacy businesses under UHCC.

Newco

The home healthcare services industry consists of five core products and service categories: 1) home nursing services, 2) hospice, 3) respiratory therapy, 4) infusion therapy, and 5) home medical equipment. Approximately 7.6 million individuals require care due to acute and chronic conditions, permanent disability or terminal illness, according to the National Association for Home Care and Hospice (“NAHC”).

Our targeted acquisition candidates focus on private duty homecare services. The Company intends to consolidate homecare companies under Newco which will provide care which helps clients  manage activities of daily living, prepare special diets and self-administrator medication without requiring constant attention of medical personnel. Providers of custodial care are not required to undergo medical training. The businesses will provide assistance with activities of daily living. We will provide staff specially equipped to assist with bathing, toweling, dressing, grooming, walking, shopping, errands, ambulating and prescribed exercises. Custodial services will also be provided. Our staff will assist in completing daily tasks such as laundry, light housekeeping, meal preparation, medication supervision and feeding. We also expect that our caregivers will provide our clients with companionship and friendship.

UHCC

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

Institutional pharmacies will be the primary focus of UHCC’s business. We expect UHCC to operate pharmacies as regional hubs servicing a geographic subsection of the country. The regional facilities are planned to be supported by smaller pharmacies that extend the reach of the pharmacy’s products and services. UHCC is seeking to acquire existing pharmacies to serve as regional pharmacies in various areas of the United States.

We expect each of the regional pharmacies to employ a sales and business development staff whose primary responsibilities will be to maintain good working relationships with its existing client base and to secure new long-term care, assisted living or other institutional clients. In addition, the regional hubs will maintain their own consulting pharmacists on staff who will work closely in a clinical setting with the facilities to provide continuing in-service education and to answer the questions of staff members and patients on a regular basis. We intend that the high quality of our future services, responsiveness and flexibility to each facility and patients’ needs will help us develop long-term customer loyalty and attract new clients.

Customers

The Company will provide homecare and pharmacy services focused on quality senior care, servicing chronically ill patients.  Nursing homes remain the dominant and most recognizable component of the long-term care continuum. Our targeted pharmacies contract directly with nursing homes for pharmacy services and maintain current customers utilizing local representatives. While long-term care continues to diversify, recent industry outgrowth into assisted living and homecare has provided additional growth opportunities for our company. The Company will leverage nursing home and assisted living facility relationships to enhance the homecare referral customer base, which has historically grown through local network marketing.

The Industry

The principal market for our future institutional pharmacy and home care services is the senior care industry. Within this industry, the majority of customers reside in skilled nursing facilities, which are post-acute living environments providing personal, social and medical services to assist people who have physical or cognitive limits on their ability to live independently. Skilled nursing facilities furnish a level of care less acute than hospitals, but more than assisted living facilities and home care. The services provided in assisted living facilities and home care are largely dependent on custodial care givers. These services include non-medical care that helps individuals with his or her activities of daily living, preparation of special diets and self-administration of medication not requiring constant attention of medical personnel. The majority these services are paid for by Medicare and Medicaid, and each program has its own certification requirements.

Since the passage of the Balanced Budget Act of 1997, the long-term care industry has experienced significant change, including the bankruptcies of some of the largest publicly held nursing home chains and asset sales and restructurings by other nursing home operators. As a result of these and other changes, the long-term care industry has become more fragmented with the emergence of new operators and independent companies.

Institutional Pharmacy Industry Overview.    Institutional pharmacies, such as we intend to be, purchase prescription and nonprescription pharmaceuticals and other medical supplies from wholesale distributors and manufacturers, and repackage and distribute these products to residents of skilled nursing facilities and other institutional healthcare settings. Unlike hospitals, most long-term care facilities do not have on-site pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. In addition to providing pharmaceuticals, institutional pharmacies often provide pharmacy consulting services, which include monitoring the control, distribution and administration of drugs within the facility and assisting with regulatory compliance, therapeutic monitoring and drug utilization review. Medications are typically packaged in unit dose cards based on a 30 day supply.

The institutional pharmacy market has undergone consolidation since the early 1990's through mergers of existing competitors and divestitures of captive institutional pharmacies that had been owned and operated by healthcare facilities. The two largest institutional pharmacy operators, Omnicare, Inc. and PharMerica Corporation, provide services to healthcare facilities throughout the United States and Canada. PharMerica Corporation is the successor to the institutional pharmacy businesses formerly operated by AmerisourceBergen Corporation and Kindred Healthcare, Inc. The spin-off of these businesses to form PharMerica Corporation was completed on August 1, 2007. Our management believes that the creation of this combined company demonstrates the trend toward consolidation in the institutional pharmacy business, which is likely to result in a growing number of larger competitors with greater financial, procurement, distribution and human resource capabilities as compared with us.

The Home Care Industry Overview.   Custodial home care is defined as non-medical care that helps an individual with his or her activities of daily living, preparation of special diets and self-administration of medication not requiring constant attention of medical personnel. Providers of custodial care are not required to undergo medical training. One important aspect of the business is to provide assistance with activities of daily living. We will provide staff specially equipped to assist with bathing, toweling, dressing, grooming, walking, shopping, errands, ambulating and prescribed exercises. Also provided will be custodial services. We expect our staff to assist in completing daily tasks such as laundry, light housekeeping, meal preparation, medication supervision and feeding.

Activities of daily living refer to six activities (bathing, dressing, transferring, using the toilet room, eating, and walking) that reflect the patient's capacity for self-care. The patient's need for assistance with these activities is measured by the receipt of help from agency staff at the time of the survey (for current patients) or the last time service was provided prior to discharge (for discharges). Help that a patient may receive from persons that are not staff of the agency (for example, family members, friends, or individuals employed directly by the patient and not by the agency) is not included.

Instrumental activities of daily living refers to six daily tasks (light housework, preparing meals, taking medications, shopping for groceries or clothes, using the telephone, and bill paying) that enables the patient to live independently in the community. The patient's need for assistance with these activities is measured by customer surveys or prior services. Help that a patient may receive from persons who are not staff of the agency (for example, family members, friends, or individuals employed directly by the patient and not by the agency) will not be included in our services.

The first members of the “baby boom” generation are approaching retirement. As Americans age, healthcare costs continue to rise, the population in skilled nursing facilities and assisted living facilities increases and prescription drug utilization increases significantly. Medicare/Medicaid believes it can save 50% of its expenses by keeping the client in the home.

Competition

The senior care service business is highly competitive, with numerous providers in every geographic area of the United States. We believe that we will compete on the basis of quality, price, terms and overall cost-effectiveness, as well as clinical expertise, technology and, increasingly, professional support and customer services. In the geographic regions we intend to serve, we expect to compete with local, regional and national companies. Several of these competitors have substantially greater financial and other resources available than us. The principal national competitors are Omnicare, Gentiva and Amedisys which compete within certain of the market areas we expect to serve. We expect to also compete with smaller regional and local competitors in every market in which we plan to operate.

Regulatory Factors

Our business segments are subject to extensive and often changing federal, state and local regulations. Pharmacies are required to be licensed and home care agencies must maintain the appropriate certifications in the states in which they are located to do business. While we continuously monitor the effects of regulatory activity on our operations and believe they currently have all necessary licenses and certifications, failure to obtain or renew any required regulatory approvals, licenses or certifications could adversely affect the continued operation of our business.

The long-term care facilities that we expect to contract for our services are also subject to federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these long-term care facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents.

Medicare and Medicaid. Our businesses have long operated under regulatory and cost containment pressures from state and federal legislation affecting Medicaid and Medicare. As is the case for long-term care pharmacy services we generally, received reimbursement from the Medicaid and Medicare programs, or directly from individual residents or their responsible parties. Regarding our targeted home care segment, payments are received primarily form Medicaid and private pay clients.

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

The Medicaid programs in each of the states in which we plan to operate is may take actions or evaluate taking actions to control the rate of growth of Medicaid expenditures which may slow or reduce our reimbursement. Actions which may impact our business are:

•	Redefining eligibility standards for Medicaid coverage

•	Redefining coverage criteria for home and community based care services

•	Slowing payments to providers by increasing the minimum time in which payments are made

•	Limiting reimbursement rate increases

•	Changing regulations under which providers must operate

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

Future Acquisitions

Our management pursues a strategy of seeking manageable growth within a defensible market niche. The industries we plan to serve are highly competitive and afford limited opportunities to implement proprietary products or processes. Nevertheless, we believe that we will be able to increase our business through a focus on shared risk partnerships and administrative corporate support services. As of April 2008, we have identified a number of both institutional pharmacy and homecare services we are interested in acquiring. However, our ability to consummate any acquisition is significantly dependent on us being able to obtain appropriately structured capital. Our growth strategy also is heavily dependent on our ability to identify appropriate strategic acquisition targets.

We anticipate that funding for our planned acquisitions will come from third party equity and debt contributions into Newco and UHCC. Accordingly, we expect our ownership in these subsidiaries to ultimately be determined by the capital structure of the acquisitions. Our plan also includes the signing of agreements with each business (which we have already done with UHCC) that will provide for Standard Management to be engaged as the manager of the businesses and earn management fees and other sources of compensation from the acquired businesses.

Employees

As of April 23, 2008, we had 17 employees, all in administrative roles and none represented by unions. We believe that our future success will depend, in part, on our ability to attract and retain experienced industry professionals.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently own our home office building consisting of 56,000 square feet and located at 10689 North Pennsylvania Street, Indianapolis, Indiana. We occupy all of this building, except for approximately 22,000 square feet which is leased to Standard Life Insurance Company of Indiana, our previously owned financial services business, pursuant to a 5 year lease, as extended, with options to further extend to 2010. Our mortgage on the building is currently in default and we plan to release title to the building before June 30, 2008 to the lender as full satisfaction of our indebtedness to the lender. We intend to lease back adequate space in the building in which to operate our future businesses.

Item 3. Legal Proceedings

During 2007, the Company worked with the previous owners of its former Precision Healthcare subsidiary to meet its obligation under the purchase agreement with the previous owners to guarantee the value of the Company shares that comprised a portion of the Company’s purchase price for Precision. Pursuant to the purchase agreement, the Company exercised its option to issue additional stock to meet its obligations. The previous owners have filed suit in United Sates District Court for the Southern Region of Indiana, Indianapolis Division challenging the Company’s exercise of its option to issue stock. The case is ongoing.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters

      Our common stock is listed on the OTC Bulletin Board and trades under the symbol SMAN. On April 23, 2008, we had 49,583,420 shares of common stock outstanding, which were held by approximately 350 holders of record. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share for our common stock on the NASDAQ National Market (until May 22, 2006) and on the OTC Bulletin Board (from May 23, 2006). The OTCBB prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Quarter ended March 31, 2007	$.23	$.04
Quarter ended June 30, 2007	.20	.07
Quarter ended September 30, 2007	.19	.09
Quarter ended December 31, 2007	.12	.02

Quarter ended March 31, 2006	$1.75	$.70
Quarter ended June 30, 2006	1.15	.21
Quarter ended September 30, 2006	.47	.21
Quarter ended December 31, 2006	.25	.04

Equity Compensation Plan Information

The following provides tabular disclosure of the number of securities that may be issued upon the exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2007. All of our equity compensation plans have been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

1992 Stock Option Plan	191,000	$2.40	-
2002 Stock Incentive Plan	721,500	2.74	1,728,194

(1) In addition to the above, in March 2007, a major shareholder granted options to three executives to acquire 3 million, 1 million and 1 million shares, respectively, of the Company’s common stock from him at an exercise price of $0.10 per share which expire in 2009.

Item 6. Selected financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors affecting the results of our operations and the significant changes in our balance sheet items on a consolidated basis for the periods listed, as well as liquidity and capital resources. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes.

This Management Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events.

Overview

The Company is an Indianapolis-based healthcare management company which, through strategic partnerships, intends to provide homecare and pharmacy services focused on quality senior care and servicing chronically ill patients. Through Newco and UHCC, the Company, since early 2007, has been planning to manage, lead and execute a consolidation strategy, targeting long-term care pharmacies and homecare providers.

We have previously acquired and operated several pharmacies. As more fully described below, we have sold, closed, and transferred each of the pharmacy operations during 2006, 2007 and 2008. Accordingly, our financial statements reflect those businesses as discontinued operations. As a result of the discontinuance, as of April 2008, we have no substantive active revenue-producing operations.

We have incurred recurring significant losses, which have resulted in a shareholders’ deficit balance of approximately $25.6 million as of December 31, 2007, and have sold our businesses to provide working capital and to reduce debt. However, with no current revenue producing operations, we do not have adequate financing to meet our near-term cash requirements or to embark upon our strategic plans. In addition, as of December 31, 2007, we had a working capital deficit of approximately $18.7 million, of which $14.8 million is outstanding debt due or currently callable in 2008 - $8.2 million of which has since been or will be settled by relinquishing the related collateral assets. This aggregate situation raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our plans include the acquisition of institutional pharmacies and home care businesses through UHCC and Newco. We expect to fund these acquisitions with proceeds from lenders and investors in these subsidiaries. Our ownership will be determined as investors provide necessary capital. Standard Management has already entered into an agreement with UHCC and plans to do so with Newco under which Standard Management will be engaged as an investor and manager of each of the acquired businesses and will thereby earn management fees and other sources of compensation from those businesses. We expect that this new investment and financial structure will provide adequate financial support to complete our development plans.

Discontinued Operations - Pharmacy Services

During 2002 through 2005, we acquired several pharmacy operations, all of which have now been sold, discontinued or transferred as described below. Some of these acquired businesses include “Rainier”, “Holland”, “PCA”, “Long-term Rx”, “RoyalMed”, “HomeMed” and “Precision”.

On August 11, 2006, we sold certain rights, properties and assets of Rainier and Holland to Omnicare, Inc. (“Omnicare”). At the closing, Omnicare agreed to pay us an aggregate purchase price of up to $13.2 million and assumed certain liabilities of Rainier and Holland valued at $750,000. Of the purchase price, (1) $12.0 million in cash was paid by Omnicare at the closing, (2) $700,000 was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets, and (3) up to $520,000 could have been earned based on a calculation defined in the sales agreement. We also agreed to grant Omnicare a three year right of first refusal for the purchase of any other of our pharmacy businesses. We recorded an original loss on the sale of $3.6 million, including our estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $520,000.

Concurrently with the sale of Rainier and Holland, on August 11, 2006, we entered into a Settlement Agreement with John Tac Hung Tran, Cynthia J. Wareing-Tran and The Jonathan Tran Irrevocable Trust (collectively, the “Trans”), who were the former owners of Rainier. The Settlement Agreement resolved all disputes among the parties with respect to, among other matters, a promissory note we granted to the Trans as part of the consideration for the acquisition, the amount of bonus and earn-out payments owed to Mr. Tran under the terms of his Employment Agreement with Rainier and certain leases entered into with the Trans as part of the acquisition. Under the settlement, we paid the Trans approximately $5.5 million, of which approximately $1.5 million was for the repayment of the promissory note, $1.0 million for the disputed earn-out payments, $150,000 for the disputed bonus payment, $2.5 million to redeem all 762,195 shares of common stock of we issued to the Trans as part of the acquisition at their guaranteed price, and $310,000 to redeem all of the shares purchased by the Trans and other associates of the Trans in May 2006 as part of our private placement at the acquisition price. The $1.150 million of earn-out and bonus payments are reflected as expenses of discontinued operations in the year ended December 31, 2006.

On July 25, 2006, we sold the assets of PCA to Indiana Life Sciences (a company owned by one of our executive officers) for $1 and a commitment to purchase $100,000 of our common stock through a private placement offering. That investment was made in July 2006. We recorded a loss on the sale of $428,000.

On October 20, 2006, we completed the sale of certain rights, properties and assets of Long Term Rx to Omnicare, Inc. The contract purchase price was for $5.1 million. Of the purchase price, (1) $4.2 million in cash was paid by Omnicare at the closing, (2) $750,000 was held back pending a potential post-closing adjustment to be measured against a specified historical value of the purchased net assets, and (3) up to $225,000 could have been made based on a calculation defined in the sale agreement. We recorded an original gain on the sale of $.6 million including our estimate of the eventual holdback payment to be received or paid and without consideration of the contingent purchase price of $225,000, and after an expense related to the buy out of a portion of the remaining lease for space we no longer needed at our operating facility in Indianapolis.

Based on ongoing correspondence regarding the final determination of the holdbacks for both Rainier and Long Term Rx, we have, as of December 31, 2006, reduced our holdback receivables from Omnicare to our best estimate of the ultimate settlement of these amounts. The related adjustment is included as an additional loss on the respective sales. The December 31, 2006 estimated receivable has yet to be settled or adjusted. Future adjustments based on continuing negotiations are not expected to be material.

In November 2006, we sold RoyalMed for $75,000, recognizing a loss on sale of $.2 million.

Subject to our late 2006 decision to sell a portion of our HomeMed pharmacy operations and to close the remaining HomeMed operations, such actions were completed in March 2007. A portion of the operations were sold to HomeMed, LLC, a non-related entity for a cash purchase price of $.5 million. All unsold assets were written down to their minimal estimated realizable value as of December 31, 2006. An aggregate $653,000 charge was recorded as a component of discontinued operations in 2006 with minimal additional write down in early 2007. Concurrently, we entered into a management services agreement with the buyer to provide accounting and other related services for two or more years. Related management services fees of $100,000 were paid in advance upon closing the sale. Pursuant to a negotiated termination of a HomeMed related lease in the second quarter of 2007, we reduced a previously established lease reserve by $325,000. Remaining accounts payable and accrued lease payments as of December 31, 2007, will be paid in due course.

At February 6, 2008, we were in default on a note due to Mr. Sam Schmidt. Mr. Schmidt is one of our directors and our largest shareholder. The collateral under the note included a pledge of our stock in Precision and certain unimproved real estate located in Monroe County, Indiana. In order to ensure an orderly resolution of our obligation to Mr. Schmidt, on that date, we voluntarily agreed to deliver to Mr. Schmidt a deed in lieu of foreclosure of the mortgage on the Monroe County real estate and agreed to a strict foreclosure under the Indiana Uniform Commercial Code on the pledge of the Precision stock. Accordingly, Mr. Schmidt took title to those assets and our obligations to him, consisting of a $2,500,000 promissory note and related earned, but unpaid, interest of approximately $200,000, were settled (except for a $30,000 piece of the note). In November 2007, when Precision was assigned as collateral under this note, we ceded all voting rights in our stock of Precision to Mr. Schmidt. Due to this loss of control - even though we then continued to own 100% of Precision’s stock, we deconsolidated Precision and reflected our ownership as an Investment in Unconsolidated Subsidiaries. That investment is included as a component of Assets of Discontinued Operations as of December 31, 2007 and was reduced by a $550,000 impairment charge to reduce its carrying value, when combined with the carrying value of the Monroe real estate, down to the then-estimated carrying value of the debt and interest ultimately settled by its transfer to Mr. Schmidt.

Discontinued Operations - Other

In addition to the discontinued pharmacy operations, we also, in late 2007, discontinued the ancillary insurance operations we retained after selling our Financial Services business in 2005. This business, called Premier Life, had been operated out of our Bermuda subsidiary, the shares of which were pledged as collateral under a note agreement. Similar to the Precision situation described above, we ceded all voting rights in these shares to the lender and accordingly, have deconsolidated this business and reflected it as an Investment in Unconsolidated Subsidiary, a component of Assets of Discontinued Operations, as of December 31, 2007. Ultimately, we expect to pass title to these shares to the lender to settle the related debt or sell the business, which consists of only a few life insurance policies and various investments held in support of those policy liabilities, and use the sales proceeds to settle the debt. Based on the carrying values of the investments (which are at fair value) and the estimated policy liabilities, we determined that the net carrying value of the business exceeded the likely ultimate debt, interest and fee obligation to this lender.

Critical Accounting Policies

Overview

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of these financial statements, management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, stockholders' equity, revenues and expenses, and the related disclosure of commitments and contingencies. On a regular basis, we evaluate the estimates used, including those related to bad debts, contractual allowances, inventory valuation, impairment of intangible assets, income taxes, stock-based compensation, legal contingencies and other operating allowances and accruals, many of which are now reflected as assets, liabilities and losses of our discontinued operations. Management bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable at the time and under the current circumstances. Our significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements.

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require significant management judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. An accounting policy is considered to be critical if it is important to a company’s financial position and operating results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates of matters that are inherently and highly uncertain. If actual results were to differ materially from the judgments and estimates made, our reported financial position and/or operating results could be materially affected. Management continually reviews these estimates and assumptions to ensure that the financial statements are presented fairly and are materially correct. We believe the following critical accounting policies and estimates involve more significant judgments and estimates used in the preparation of the consolidated financial statements. Many of these policies relate solely to our now-discontinued operations; however, we expect them to apply again to our planned future operations.

Revenue Recognition

We recognized revenues when products or services were delivered or provided to the customer. We monitored our revenues and receivables and recorded the estimated net expected sales and receivable balances to properly account for anticipated reimbursed amounts. Accordingly, the total net sales and receivables reported in our financial statements were recorded at the amount ultimately expected to be received. Since a majority of our billing functions were computerized, enabling on-line adjudication (i.e., submitting charges to Medicaid, Medicare, or other third-party payers electronically, with simultaneous feedback of the amount to be paid) at the time of sale to record net revenues, exposure to estimating contractual allowance adjustments was limited primarily to unbilled and/or initially rejected claims (which oftentimes were eventually approved once additional information was provided to the payer). Accounts receivables and revenues were adjusted to actual as cash was received and claims were settled.

Patient co-payments were associated with certain state Medicaid programs, Medicare Part B and certain third party payers and were typically not collected at the time products were delivered or services were rendered, but were billed to the individual as part of our normal billing procedures. These co-payments were subject to our normal accounts receivable collections procedures.

A patient may have been dispensed prescribed medications (typically no more than a 2-3 day supply) prior to insurance being verified in emergency situations, or for new facility admissions after hours or on weekends. Shortly thereafter, specific payer information was typically obtained to ensure that the proper payer is billed for reimbursement.

Allowance for Doubtful Accounts

Collection of accounts receivable from customers was our primary source of operating cash flow and was critical to our operating performance. We provided for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We utilized the “Aging Method” to evaluate the adequacy of our allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payer. We developed estimated standard allowance requirement percentages by utilizing historical collection trends and our understanding of the nature and collectability of receivables in the various aging categories and the various payer types. The standard allowance percentages were developed by payer type as the accounts receivable from each payer type have unique characteristics. The allowance for doubtful accounts was determined utilizing the Aging Method described above while also considering accounts specifically identified as doubtful. Accounts receivable that our management specifically estimated to be doubtful, based upon the age of the receivables, the results of collection efforts, or other circumstances, were reserved for in the allowance for doubtful accounts until they were collected or written-off.

Management reviewed this allowance on an ongoing basis for appropriateness. Judgment was used to assess the collectability of account balances and the economic ability of customers to pay.

We have policies and procedures for collection of our accounts receivable. Our collection efforts generally included the mailing of statements, followed up when necessary with delinquency notices, personal and other contacts, in-house collections or outside collection agencies, and potentially litigation when accounts were considered material and unresponsive. When we became aware that a specific customer was potentially unable to meet part or all of its financial obligations, for example, as a result of bankruptcy or deterioration in the customer's operating results or financial position, we included the balance in our allowance for doubtful accounts requirements. When a balance was deemed uncollectible by management, collections agencies and/or outside legal counsel, the balance was manually written off against the allowance for doubtful accounts.

If economic conditions worsened, the payer mix shifted significantly, or our customers' reimbursement rates were adversely affected, impacting our customers' ability to pay, management may have had to adjust the allowance for doubtful accounts accordingly, and our accounts receivable collections, cash flows, financial position and results of operations could be affected.

Goodwill and Intangible Assets

Many of our now sold, transferred or discontinued businesses were acquired with goodwill and other intangible assets. The recovery of goodwill was dependent on the fair value of the businesses to which it relates. Pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is subject to at least annual impairment tests based on the estimated fair value of the business units. There were numerous assumptions and estimates underlying the determination of the estimated fair value of these businesses. Our assessment of goodwill impairment required estimates including estimates of future cash flows. The estimates of future cash flows were based on assumptions and projections with respect to future revenues and expenses believed to be reasonable and supportable at the time the annual or special impairment analysis was performed. Further, they required management's subjective judgments and took into account assumptions about overall growth rates and increases in expenses. Changes in these estimates due to unforeseen events and circumstances could have caused our analysis to indicate that goodwill was impaired in subsequent periods, and could have resulted in the write-off of a portion or all of our goodwill, which could have been material to our financial position, results of operations or cash flows. Different valuation methods and assumptions could have produced significantly different results that could have affected the amount of any potential impairment charge that might have been required to be recognized. We used independent valuation firms to assist in determining the estimated fair market value of some of our now discontinued reporting units. If that estimated value was not sufficient to cover the recorded balance of goodwill, an impairment charge was recognized. Charges of $550,000 and $1,200,000 resulting from the impairment of goodwill were recorded in 2007 and 2006, respectively, as part of discontinued operations.

We amortized the cost of our other intangibles over the asset’s estimated useful life of three to seven years. Amortizable intangible assets were tested for impairment whenever events or circumstances indicated that the assets may not be fully realizable. The carrying value of the assets would then be compared to the undiscounted cash flows projected from the use of the assets and if impaired, written down to fair value based on either discounted cash flows or appraised values.

Stock-Based Compensation

Effective January 1, 2006, we adopted a new accounting policy that requires the fair value of stock options to be expensed over the vesting period. We continue to use a Black-Scholes option valuation model to determine fair value.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The valuation model requires the input of highly subjective assumptions including the expected volatility factor of the market price of our common stock (as determined by reviewing our historical public market closing prices, as adjusted when warranted, for the estimated impact of our significant change in operations over the last 5 years). Black-Scholes utilizes other assumptions related to the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends) and employee exercise behavior. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected life of the grants is derived from historical factors.

Conversion Features and Common Stock Warrants

Certain provisions of the conversion features contained in our outstanding 2006 6% convertible notes required the Company to separate the value of certain derivatives from this debt and record such value as a separate liability, which must be marked-to-market each balance sheet date. Future period fair value adjustments to the derivatives could result in further gains or losses. To compute the estimated value of the derivatives, we used an outside appraisal which includes various assumptions, including those used in a Black-Sholes model. Additionally, these conversion features required that all outstanding common stock purchase warrants be fair valued using the Black-Scholes option valuation model, and recorded as a liability with corresponding reduction in additional paid-in capital. The liability must be marked-to-market each balance sheet date. Future period fair value adjustments to the warrant liability could result in further gains or losses.

Income Taxes

Our income tax expense includes deferred income tax expense arising from temporary differences between the financial reporting and tax basis of assets and liabilities and capital and net operating loss carry forwards. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and capital gains before our capital loss carry forwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. This could have a significant effect on our future results of operations and financial position.

A $4.6 million valuation allowance has been provided on our full net deferred income tax assets at December 31, 2007. We determined to record a full valuation allowance after considering the availability of taxable income in prior carry back years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carry forwards. If or when the Company becomes profitable, management may determine that all or a portion of this valuation allowance is not required and, if so, the Company will record benefits, which could be substantial, in the period such determinations are made.

We also believe that are capital and net operating losses as of December 31, 2007 are likely to be significantly limited pursuant to current income tax regulations regarding ownership changes occurring in March 2007.

Results of Operations

	Year Ended December 31
	2007	2006
Net revenues	$-	$-

Cost of revenues	-	-
Gross profit	-	-

General and administrative expenses	5,970	8,674
Impacts related to value of warrants and derivitives	1,985	71
Depreciation and amortization	512	725
Building impairment	564	-

Operating loss	(9,031)	(9,470)

Other income (loss), net	(102)	6,280

Interest expense	(3,321)	(4,806)

Net loss from continuing operations before income
tax expense (benefit)	(12,454)	(7,996)
Income tax expense (benefit)	-	-

Net loss from continuing operations	(12,454)	(7,996)

Loss from discontinued operations	(559)	(11,425)

Net loss	$(13,013)	$(19,421)

General:

As of December 31, 2007, we had sold, discontinued, transferred or planned to transfer each of our previous operations to provide working capital and to reduce debt. As such, our continuing operations currently include our corporate office functions and certain ancillary activities. All revenue-producing activities and related costs have been reflected as part of our discontinued operations.

General and administrative expenses:

General and administrative expenses decreased $2.7 million or 31.1% from $8.7 million in 2006 to $6.0 million in 2007 primarily due to a $.8 million decrease in salary and benefits due to reduced corporate staffing in 2007, a $.9 million charge in 2006 related to the settlement of an employee contract dispute, and other reductions of $1.0 million in 2007 due primarily to downsizing of the Company. We anticipate monthly general and administrative expenses of approximately $ 300,000 to $ 325,000 until such time as we launch our strategic plans.

Impacts related to value of warrants and derivatives:

As a result of certain terms of conversion features on debt issued in 2006 and 2007, certain derivatives embedded in that debt and all outstanding warrants to acquire stock have been reflected as liabilities of the Company, which require mark to market adjustments each balance sheet date. The original recording of these liabilities upon issuance of the related securities and the changes in market value, predominantly related to changes in our common stock price, combine to result in these net expenses for 2007 and 2006. Generally, a decrease in our stock price results in the value of the derivatives and warrants to decrease, thereby resulting in income. While our stock price has generally declined during 2006 and 2007, the initial recording of these derivative and warrant liabilities has created expense that more than offset the impact of changing values for both years.

Depreciation and amortization:

During 2007, depreciation and amortization decreased $.2 million from 2006 due to assets becoming fully depreciated.

Other income, net:

In June 2006, we completed an exchange offer for a portion of the Trust Preferred Securities which allowed all Trust Preferred Security holders to exchange their Trust Preferred Securities for six (6) shares of common stock of Standard Management. We received tenders for 1,112,341 shares or 53.7% of outstanding Trust Preferred Securities by the expiration date of the offer to exchange. On June 30, 2006, as a result of the exchange offer, we issued 6,674,046 shares of our common stock valued at $1.8 million in exchange for $11.1 million of the Trust Preferred Securities and $.6 million of related deferred interest. After the write off of a pro rata portion of previously-unamortized deferred financing fees and the costs of the transaction, we recorded a $9.2 million gain upon the exchange as a component of Other Income, net in June 2006.

In addition to this gain, we realized a $.5 million gain on the sale of unused land adjacent to our corporate headquarters in 2006 as well as $.7 million of a combination of dividend income on Series A Preferred Stock securities we obtained in the sale of our insurance business in 2005, rental fees from a tenant in our building and other miscellaneous activities. These 2006 gains were partially offset by a $2.8 million loss on the redemption of those Series A Preferred Stock securities in June 2006 and $1.3 million of expenses related to unsuccessful acquisitions and financings.

In 2007, the significantly reduced net other income relates to rental fees from a tenant in our building, proceeds from a previous investment, management fees, and other miscellaneous items offset by a $.7 million write off of acquisition fees.

Interest expense:

Interest expense decreased in 2007 by $1.5 million, or 31%, from 2006 due primarily to the June 2006 conversion of $11.1 million of Trust Preferred Securities into common stock offset by higher cost debt in 2007 due to certain default interest rates being charged and the fourth quarter 2006 issuance of $1.3 million of new convertible debt.

Income tax provision:

Provision for income taxes remained zero due to continued net losses in 2006 and 2007 and a 100% valuation allowance against all resulting net deferred income tax assets.

Discontinued Operations:

In 2006, the $11.4 million loss from discontinued operations was comprised of results for Precision ($.3 million gain), Long Term Rx ($.9 million gain), Rainier ($4.8 million loss), PCA ($.5 million loss), HomeMed ($7.0 million loss), and Financial Services ($.3 million loss).

In 2007, the $.6 million loss from discontinued operations was comprised of the results for Precision ($.6 million loss), HomeMed ($.1 million gain) and Premier Life ($.1 million loss).

Liquidity and Capital Resources:

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern based on our recurring losses, the transfer, sale or discontinuance of all of our operating businesses to provide working capital and reduce debt, and because we do not currently have adequate financing to meet all of our near-term requirements.

Our net cash used in operating activities of continuing operations during the year ended December 31, 2007 was $2.6 million compared to cash used of $10.7 million in the year ended December 31, 2006. The significant decrease on cash outflow is primarily due to a lower net loss in 2007 after adjusting for non-cash income statement items and the deferral of more interest payments in 2007.

Our net cash provided by investing activities of continuing operations during the year ended December 31, 2007 was $.5 million compared to cash provided of $18.4 million in the year ended December 31, 2006 due primarily to $17.7 million of cash received in 2006 from business and assets sales versus $.5 million in 2007.

Our net cash provided by financing activities of continuing operations during the year ended December 31, 2007 was $1.9 million compared to net cash used of $8.4 million in the year ended December 31, 2006 primarily due to less cash advanced to our discontinued operations in 2006 and our purchasing shares in 2006 whereas we sold shares in 2007.

As of December 31, 2007, we had no cash or cash equivalents and we are dependent on additional financing to maintain our business and to grow; however, we can provide no assurances that such financing will become available to us on terms that are favorable to us, or at all. However, through May 10, 2008, we have raised an additional $1 million from debt and equity financing. We continue to have discussions and negotiations with potential lenders and investors.

Our principal cash requirements are currently for operating our corporate functions and debt service obligations. We also require significant cash to adequately launch our strategic growth plans. Our recent primary sources of cash have been from certain of our now-discontinued operations, external borrowings and sales of equity securities. We expect to fund future growth through debt, equity, and seller financing into two of our subsidiaries under which we expect to acquire new healthcare businesses.

During 2006 and 2007, we took the following actions in our efforts to maximize cash in-flows, reduce cash requirements, and generally provide adequate cash resources to meet our operating needs.

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

•
On March 8, 2006, we announced that we elected to defer distributions, beginning March 31, 2006, on the 10.25% preferred securities (the “Trust Preferred Securities”) of SMAN Capital Trust I for up to five (5) years. We continue to make such deferrals. All unpaid distributions accrue interest at the rate of 10.25% annually until paid.

•
In June 2006, we completed an exchange offer for a portion of the Trust Preferred Securities which allowed all Trust Preferred Security holders to exchange their Trust Preferred Securities for six (6) shares of common stock of Standard Management. We received tenders for 1,112,341 shares or 53.7% of outstanding Trust Preferred Securities by the expiration date of the offer to exchange. On June 30, 2006, as a result of the exchange offer, we issued 6,674,046 shares of its common stock valued at $1.8 million in exchange for $11.1 million of the Trust Preferred Securities and $.6 million of related deferred interest, which in turn, reduced the outstanding balance of the subordinated debentures and accrued interest by like amounts.

•
In early 2006, we announced efforts to offer shares of its common stock for sale to accredited investors in a series of one or more private placements. Through December 31, 2006, we issued 1,491,340 shares of common stock along with warrants to acquire up to an additional 447,402 shares of common stock (exclusive of certain issuances which we later reacquired at the same price) for $630,000.

•
During the third and fourth quarter of 2006 and the first quarter of 2007, we sold substantially all of the pharmacy operations it had acquired from 2002 through 2006. Aggregate sales proceeds received as of March 31, 2007 of $16.2 million have been used primarily to pay down short term borrowings and other general corporate purposes.

•
 In March 2007, we issued 20 million shares of our common stock to Mr. Sam Schmidt for $2.0 million, providing Mr. Schmidt with a 52.6% (since reduced to approximately 40%) interest in our Company. Proceeds were used primarily to pay off short term borrowings and other general corporate purposes.

•
Management created Universal HealthCare Company, LLC (“UHCC”), through which it intends to attract unrelated investors and lenders to fund future acquisitions of pharmacy operations. Standard Management is the Managing Member of UHCC pursuant to a Management Agreement under which it plans to have substantial influence and control of the operations of the acquired businesses. In return, Standard Management expects to receive guaranteed and performance based fees from UHCC. These fees are expected to provide Standard Management with the funding necessary to support its operations as a management company.

•
Management intends to create Newco, through which it intends to attract investors and lenders to fund future acquisitions of home care operations. Standard Management expects to operate Newco pursuant to an Agreement under which it has substantial influence and control of the operations of the acquired businesses. In return, Standard Management expects to receive guaranteed and performance based fees from Newco. These fees are expected to provide Standard Management with the funding necessary to support its operations as a management company.

•	We have deferred the payment of salaries (totaling $435,000 as of December 31, 2007) for three executives.

Cash requirements for 2008 and beyond include substantial debt service costs as more fully described in Note 5 to our consolidated financial statements and include $14.8 million of debt due or callable due to default provisions in 2008. We have or intend to settle approximately $8.2 million of this current debt (and $.7 million of related interest and fees) by transferring certain collateralized assets to the respective lenders, including our Precision subsidiary, our undeveloped land in Monroe County, Indiana, our corporate building, and our Premier Life subsidiary (or its net assets) While we are attempting to find additional sources of capital, we can not make any assurances as to what funding will become available to meet our other debt service requirements or to operate our Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required with respect to this Item 8 are listed on page F-1 and included in a separate section of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and its Principal Accounting Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of such date described below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, we have identified certain material weaknesses in our internal control over financial reporting.  As a result, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Since mid-2006, the Company has been undergoing a major transition as it reorganizes and attempts to launch the strategic plans described earlier in this report. One of the results of this transition was the Company entering into substantial, non-routine accounting transactions which required a higher level of accounting knowledge to complete. This situation, combined with the loss of certain accounting personnel in 2006, and significant cash restraints during the same time period, resulted in the Company not having, as of December 31, 2007, a sufficient complement of personnel to support the Chief Accounting Officer with the requisite level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles to properly analyze, review, monitor and record these more complicated and certain other accounting transactions. In addition, somewhat due to the significant attention required of our currently limited accounting and financial staff in our efforts to raise capital and identify appropriate acquisition targets, the Company was unable to timely finalize its accounting for 2007 and to fully control its financial statement closing process. These material weaknesses lead to delays and correction of previously-recorded amounts while finalizing the 2007 financial statements included in this report. As a result, management has concluded that there was some likelihood that a material misstatement of the Company’s annual financial statements may not have been prevented or could have gone undetected as part of the financial statement closing process for 2007.

Management consults with outside advisers, external SEC counsel and others regarding certain reporting issues and makes retroactive adjustments (prior to when external filings are completed) when warranted.

Management has discussed these material weaknesses and related corrective actions with the Audit Committee and our independent registered public accounting firm. Other than as described above, we are not aware of any other material weakness in our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

c) Management’s Response to Material Weaknesses

Although we have not remediated the material weaknesses in our internal control over financial reporting as of December 31, 2007, we have made and will continue to make, improvements to our policies, procedures, systems and staffing who have significant roles in internal controls to address the identified internal control deficiencies. Consequently, management has initiated the following remediation steps to address the material weaknesses described above:

•	We will continue to focus on improving the skill sets of our accounting and finance function, through education and training;

•
We will continue to consider the engagement of qualified professional consultants to assist us in cases where we do not have sufficient internal resources, with management reviewing both the inputs and outputs of the services;

•
Upon the successful completion of a financing sufficient to support operations for at least two years, we will consider the hiring of additional accounting and finance staff with the commensurate industry knowledge, experience and training necessary to complement the current staff in the financial reporting functions; and

•	We will further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and timely review.

d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified material weaknesses in our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Name	Age	Position
Ronald D. Hunter	57	Chairman of the Board, President and Chief Executive Officer

Martial R. Knieser, M.D.	66	Executive Vice President, Corporate Development

Mark B.L. Long	45	Executive Vice President , Chief Operating Officer, Director

Daniel K Calvert	54	Executive Vice President, Chief Accounting Officer

Dainforth (“Dan”) B. French, Jr.	41	Director

James H. Steane II	63	Director

Sam Schmidt	43	Director

Dennis King	61	Director

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

Mark B.L. Long: Mr. Long our Executive Vice President, Chief Operating Officer has been with the Company since July 2004. In such capacity, Mr. Long leads and directs the operational activities of our pharmacy operations. Mr. Long is a pharmacist and experienced in the pharmaceutical distribution and healthcare industries. Before joining the Company, Mr. Long was the Regional Vice President of Operations for PharMerica, a leading national provider of pharmaceuticals to long-term care and infusion therapy patients. Mr. Long received his degrees in Pharmacy and Business Administration from Temple University and LaSalle University, respectively. Mr. Long was appointed a director of the Company in March 2008.

Daniel K Calvert: Mr. Calvert is Executive Vice President, Chief Accounting Officer. Mr. Calvert’s responsibilities include securities and public reporting, managing and design of subsidiary financial reporting and chairman of the internal audit committee. Mr. Calvert brings to the company over 25 years of financial, strategic, and operational management experience in diversified national and international companies.

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

Sam Schmidt: Mr. Schmidt has been a director since 2007. After completing an MBA in International Finance at Pepperdine University, Sam worked as a hospital administrator in Southern California for two years. Following that, he purchased an automotive parts business, again in Southern California, and began his "self-employed" career.  That industry then led to a position with Copart, Inc., assisting in opening salvage auto auctions throughout the southwest United States.  Sam's passion for open-wheel racing then took hold and he competed in multiple racing series over the next eight years while advancing his real estate and business holdings in California and Nevada.  Unfortunately, he was paralyzed from the neck down in January, 2000, testing for an upcoming event.  Upon returning home from a six-month hospital stay, Sam has slowly returned to the business world and currently owns Sam Schmidt Motorsports, the most successful team in the Indy Racing League's Indy Pro Series.  He is also quite active in the spinal cord research industry as founder of the Sam Schmidt Paralysis Foundation, a non-profit 501(c)3 organization.

Dennis King: Mr. King has been a director since 2007. Mr. King was born and raised in Burbank California. He attended Brigham Young University, earning honors and an accounting degree in 1971. He went to work for Arthur Anderson and Co. for five years, at which time he joined a partnership in a local C.P.A. firm in Burbank. He is now the managing partner of that firm; King, King, Alleman and Jensen. Mr. King is a member of the Executive Board of GMN Enterprise International, a global accounting network.  He is also a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. King has served for eighteen years as a member of the Board of Trustees of the William S Hart Union High School District which has over 23,000 junior and senior high school students.  He has served for four years as president of that board.

Corporate Governance Matters

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock (“Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and written representations from certain Reporting Persons, we believe that during fiscal year 2007 our Reporting Persons complied with all filing requirements applicable to them.

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

Item 11. Executive Compensation

Compensation Tables

The following table sets forth the compensation awarded to, earned by, or paid to the chief executive officer, each person who served as chief accounting officer, the two most highly compensated executive officers other than the chief executive officer and the chief accounting officer receiving total compensation in excess of $100,000, and one other person who served as an executive officer (collectively, the “Named Executive Officers”) during the fiscal years ended December 31, 2007 and 2006.

				All Other Compensation (3)	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)
Ronald D. Hunter, Chairman of	2007	566,120	-	79,318	645,438
the Board, Chief Executive	2006	566,120	-	101,112	667,232
Officer and President (2)

Daniel K Calvert, Executive	2007	110,000	-	-	110,000
Vice President and Chief	2006	23,269	-	-	23,269
Accounting Officer (1)

Martial R. Knieser, Executive	2007	350,000	-	-	350,000
Vice President, Corporate	2006	350,000		998	350,998
Development (2)

Mark B.L. Long, Executive	2007	210,000	50,000	7,108	267,108
Vice President, Chief Operating	2006	201,874	50,000	-	251,874
Officer (2)

(1)	Mr. Calvert became Executive Vice President and Chief Accounting Officer of the Company on October 9, 2006.

(2)	Salary payments of $435,000 as of December 31, 2007 have been deferred due to cash constraints.

(3)	The following table sets forth the items comprising “All Other Compensation” for each named executive officer.

Name	Year	Imputed Interest on Loan[1]	Insurance Premiums	Company Contributions to Retirement 401(k) Plans ($)	Severance Payments/ Accruals	Consulting Fees	Total ($)
Ronald D. Hunter	2007	30,089	35,294	13,935	-	-	79,318
	2006	38,077	43,003	20,032	-	-	101,112

Daniel K Calvert	2007	-	-	-	-	-	-
	2006	-	-	-	-	-	-

Martial R. Knieser	2007	-	-	-	-	-	-
	2006		998	-	-	-	998

Mark B. L. Long	2007	-	-	7,108	-	-	7,108
	2006	-	-	-	-	-	-

Represents imputed interest on an interest free loan made by the Company to Mr. Hunter in 1997. The loan is “grandfathered” under the Sarbanes-Oxley Act of 2002.

The Company did not grant any options or other equity awards in 2007. In March 2007, a major shareholder did  grant options to Mr. Hunter, Dr. Knieser and Mr. Long to acquire 3 million, 1 million and 1 million shares, respectively, of  the Company’s common stock from him at an exercise price of $0.20 per share which expire in 2009.

Employment Agreements

We have employment agreements with each of Mr. Hunter, Dr. Knieser and Mr. Long. These employment agreements terminate as follows:

•
Mr. Hunter’s employment agreement runs for a five-year period terminating on January 1, 2009, and automatically renews annually for successive five-year periods on January 1 of each year, unless either party elects not to renew in accordance with the terms of the agreement.

•	Dr. Knieser’s employment agreement terminates on June 1, 2008 and shall renew automatically for one year periods, unless either party elects not to renew in accordance with the terms of the agreement.

•	The employment agreement for Mr. Long terminates on July 1, 2008 and renews automatically for one year periods, unless either party elects not to renew in accordance with the terms of the agreement.

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

Outstanding Equity Awards

The following table sets forth information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2007, the end of our last fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable

Ronald D. Hunter	183,000	-		2.05	8/17/2015
	250,000	-	-	3.20	4/22/2013
	180,000	-	-	2.15	6/10/2009
(1)	3,000,000	-	-	.20	3/20/2009

Daniel K Calvert	-	-	-	-	-

Mark B. L. Long	13,000	-	-	2.05	8/17/2015
	25,000	-	-	3.60	7/01/2014
(1)	1,000,000	-	-	.20	3/20/2009

Martial R. Knieser	10,000	-	-	2.05	8/17/2015
	100,000	-	-	3.70	6/01/2014
	1,500	-	-	7.61	6/06/2012
	1,500	-	-	5.49	6/19/2011
	500	-	-	7.38	6/08/2010
	500	-	-	4.13	6/07/2010
	500	-	-	6.06	6/10/2009
(1)	1,000,000	-	-	.20	3/20/2009

(1) In March 2007, a major shareholder granted options to Mr. Hunter, Dr. Knieser and Mr. Long to acquire 3 million, 1 million and 1 million shares, respectively, of the Company’s common stock from him at an exercise price of $0.20 per share which expire in 2009.

Potential Payments upon Termination or Change in Control

The employment agreements we have entered into with Mr. Hunter, Dr. Knieser and Mr. Long provide for certain payments and benefits to the named executive officer in the event that executive officer is terminated by the Company under certain circumstances, including following a change in control of the Company. We have set forth below, for each named executive officer, a description of the payments they would have received had the events described below occurred on December 31, 2007,the last day of our most recently completed fiscal year.

Ronald D. Hunter. If Mr. Hunter had been terminated due to permanent and total disability or terminated his employment for good reason, he would have been entitled to receive a lump sum payment of $3,550,538 and forgiveness of an interest-free loan having an outstanding principal balance of $775,500.

If the Company had terminated Mr. Hunter without cause or Mr. Hunter terminated his employment for good reason within five years following a change in control of the Company, Mr. Hunter would have been entitled to receive a lump sum payment of $3,550,538 and forgiveness of an interest-free loan having an outstanding principal balance of $775,500. He also would have been entitled to continued health and welfare benefits for five years having a present value of approximately $66,540, and a tax gross up payment equal to approximately $1,882,533.

Martial R. Knieser. If Dr. Knieser had been terminated without cause, he would have been entitled to the salary due for the remainder of his employment term, payable in installments in accordance with the Company’s payroll practices, a total of $175,000. He also would have been titled to continued health and welfare benefits for the balance of the agreement term, having a present value of approximately $4,675.

If Dr. Knieser had terminated his employment after the Company relocated its principal office outside Hamilton County, Indiana, or his employment is terminated without cause within six months following a change in control, he would have been entitled to a lump sum payment of $1,046,500.

Mark B. L. Long. If Mr. Long had been terminated without cause, he would have been entitled to the salary due for the remainder of his employment term, payable in installments in accordance with the Company’s payroll practices, a total of $285,000. He also would have been titled to continued health and welfare benefits for the balance of the agreement term, having a present value of approximately $9,833.

If Mr. Long had terminated his employment after the Company relocated its principal office outside Hamilton County, Indiana, or his employment is terminated without cause within six months following a change in control, he would have been entitled to a lump sum payment of $964,275.

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

Option Payments. Because all of our outstanding options have exercise prices greater than the fair market value of our shares at December 31, 2007, we have assumed that options that the Company is required to redeem in certain circumstances, including a change in control, have a value of zero.

Compensation of Directors

Each of our non-employee directors receives an annual retainer of $22,500, and $1,000 per board or committee meeting. Each non-employee director may also be awarded stock options, the number of which is determined each year by the Board of Directors.

In the table set forth below, we have set forth information regarding the compensation received by each of our directors who is not an officer or employee of the Company, for the year ended December 31, 2007.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Option Awards[1] ($)	All Other Compensation[2] ($)	Total ($)
James H. Steane II	26,400	-	6,600	33,000

Dainforth B. French, Jr.	32,000	-	-	32,000

Sam Schmidt	26,500	-	-	26,500

Dennis King	26,500	-	-	26,500

1 As of December 31, 2006, Mr. Steane and Mr. French held the options to purchase shares set forth in the table below, all of which were exercisable:

Name	Number of Securities Underlying Unexecrcised Options (#)	Option Exercise Price ($)	Option Expiration Date
James H. Steane II	500 25,000	3.93 2.05	11/6/2012 8/17/2015

Dainforth B. French, Jr.	25,000	2.05	8/17/2015

2 Represents Mr. Steane’s contributions to Company’s deferred compensation program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 23, 2008 with respect to ownership of our outstanding common stock by:

•	all persons known to us to own more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	the executive officers named in the executive compensation tables in this Report; and

•	all of our executive officers and directors as a group.

	Number of
Name	Shares Owned (1)	Percent
Ronald D. Hunter (2)	4,366,168	8.8
Daniel K. Calvert	0	*
Martial R. Knieser (3)	2,899,966	5.8
Mark B.L. Long (4)	1,056,590	2.1
Dainforth B. French, Jr. (5)	86,400	*
James H. Steane II (6)	28,500	*
Sam Schmidt (7)	20,000,000	40.3
Dennis King	0	*

All current directors and executive officers as a group	23,437,624	47.3
(8 Persons)

* Represents less than one percent.

(1)
The information set forth in this table with respect to our common stock ownership reflects “beneficial ownership” as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date hereof. The percentages are based upon 49,583,420 shares outstanding as of April 30, 2008. The percentages for each of those parties who hold options exercisable within 60 days of April 23, 2008 are based upon the sum of 49,583,420 shares plus the number of unissued shares subject to such options held by each such party, as indicated in the following notes.

(2)
Includes 7,445 shares beneficially owned by Mr. Hunter’s spouse/child, as to which Mr. Hunter disclaims beneficial ownership, and 496,184 shares beneficially controlled as Trustee by Mr. Hunter’s pursuant to the Standard Management 401(k) Plan. Also includes 613,000 unissued shares subject to options exercisable within 60 days of April 23, 2008, and 3,000,000 shares subject to an option to purchase outstanding shares from Sam Schmidt.

(3)	Includes 114,500 unissued shares subject to options exercisable within 60 days of April 23, 2008, and 1,000,000 shares subject to an option to purchase outstanding shares from Sam Schmidt.

(4)	Includes 38,000 shares subject to options exercisable within 60 days of April 23, 2008, and 1,000,000 shares subject to an option to purchase outstanding shares from Sam Schmidt.

(5)	Includes 10,000 shares held by Mr. French’s family, as to which Mr. French disclaims beneficial ownership. Also includes 25,000 shares subject to options exercisable within 60 days of April 23, 2008.

(6)	Includes 25,500 shares subject to options exercisable within 60 days of April 23, 2008.

(7)
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In October 1997, the Company made an interest-free loan to Mr. Hunter, Chairman, President and Chief Executive Officer, in the amount of $775,500.  The loan is repayable within 10 days of Mr. Hunter’s voluntary termination or resignation as our Chairman and Chief Executive Officer.  In the event of a termination of Mr. Hunter’s employment following a change in control, the loan is deemed to be forgiven.  As of December 31, 2007, all $775,500 remained outstanding under this loan. Pursuant to the Sarbanes- Oxley Act of 2002, the terms of this loan may not be amended.

In the fourth quarter of 2007, Mr. Hunter and Dr. Knieser advanced the Company $220,000 on a non-interest, on demand basis for working capital requirements.

Director Independence

Our Board of Directors has determined that three of our six directors, Mssrs. Steane, French and King, are independent directors as defined in the listing standards of Nasdaq as currently in effect and satisfy the Nasdaq Marketplace Rules relating to financial literacy and experience (although we are no longer subject to the rules of Nasdaq).

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid to the Company’s independent registered public accounting firm, BDO Seidman, LLP:

	2007	2006
Audit fees	$203,930	$369,980
Audit-related fees	21,635	15,625
Tax fees	__	1,500
All other fees	—	—

 Audit Fees are fees for professional services rendered by our independent registered public accountants for the audit of our annual financial statements, review of our quarterly financial statements and services related to our filings of various proxy and registration statements.

Audit-Related Fees are fees for professional services rendered by our independent registered public accountants for auditing of our employee benefit plan.

 Tax Fees would be fees for professional services rendered by our independent registered public accountants for tax compliance, tax advice and tax planning. Services performed in this category would include the review of our federal income tax returns.

All Other Fees would be fees for professional services not included in the first three categories.

Each of the above services was approved by our Audit Committee. Each engagement of the independent registered public accounting firm to perform audit or non-audit services must be approved in advance by our Audit Committee or by its Chairman pursuant to delegated authority.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation, as amended effective April 21 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-k filed April 25, 2008);

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

Exhibit No.	Description of Document
10.5	Promissory Note for $6.9 million between Standard Management and Republic Bank dated December 28, 2001 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001);

10.6	Standard Management Corporation 2002 Stock Incentive Plan (incorporated by reference to Standard Management’s Registration Statement on Form S-8 (Registration No. 333-101359));

10.7	Deferred Compensation Plan of Standard Management dated and effective December 31, 2001 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001);

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

10.11	Amendment to Employment Agreement dated August 25, 2005 between Standard Management and Ronald D. Hunter (incorporated by reference to Current Report on Form 8-K field on August 26, 2005);

10.12	Employment Agreement dated July 1, 2005 between Standard Management and Mark B.L. Long (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005);

10.13
Omnibus Amendment and Waiver by and between Standard Management Corporation and Laurus Master Fund, Ltd., dated May 23, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006);

10.14
Asset Purchase Agreement by and among Standard Management Corporation, Rainier Home Health Care Pharmacy, Inc., Holland Compounding Pharmacy, Inc., Holland Drug Store, Inc., and Omnicare, Inc. dated July 28, 2006 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006);

10.15
Redemption Agreement, dated as of June 29,, 2006, by and between Standard Management Corporation and Capital Assurance Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2006);

10.16
Settlement Agreement and Mutual Release, dated June 30, 2006, by and between Standard Management Corporation and Paul B. (Pete) Pheffer (incorporated by reference to the Company’s Current Report on Form 8-K dated July 6, 2006);

10.17
Securities Purchase Agreement dated September 8, 2006 among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference to Registration Statement on Form S-1 filed September 27, 2006 (Registration No. 333-137609))

10.18
Security Agreement dated September 8, 2006, among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millenium Capital Partners II, LLC (incorporated by reference to the Registration Statement on Form S-1 filed September 27, 2006 (Registration No. 333-137609));

10.19
Registration Rights Agreement dated September 8, 2006, among the Company and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millenium Capital Partners II, LLC (incorporated by reference to the Registration Statement on Form S-1 filed September 22, 2006 (Registration No. 333-137609));

10.20	Letter Agreeement between the Company and Sam Schmidt dated February 20, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 1, 2007.

10.21
Stock and Real Estate Purchase Agreement among Sam Schmidt, the Company, U. S. Health Services Corporation, and Standard Development, LLC (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed November 20, 2007).

10.22
Agreement to Terminate Stock and Real Estate Purchase Agreement, dated February 6, 2008, among Sam Schmidt, Standard Management Corporation, U.S. Health Services Corporation and Standard Develepment, LLC. Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 8, 2008;

Exhibit No.	Description of Document
10.23
Agreement (re: Deed in lieu of foreclosure), dated February 6, 2008, among Sam Schmidt, Standard Management Corporation, and Standard Development, LLC. Incorporated by reference to Exhibit 99.2 to Form 8-K filed February 8, 2008;

10.24
Agreement for Secured to Accept Collateral in Partial Satisfaction of Obligations, dated February 6, 2008, among Sam Schmidt, Standard Management Corporation, U.S. Health Services Corporation, and Standard Development, LLC. Incorporated by reference to Exhibit 99.3 to Form 8-K filed February 8, 2008.

21	List of Subsidiaries of Standard Management.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008
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

/s/ Ronald D. Hunter
Ronald D. Hunter	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Daniel K. Calvert
Daniel K. Calvert	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James H. Steane II
James H. Steane II	Director

/s/ Dainforth B. French, Jr.
Dainforth B. French, Jr.	Director

/s/ Sam Schmidt
Sam Schmidt	Director

/s/ Dennis King.
Dennis King.	Director

/s/ Mark B.L.Long
Mark B.L.Long	Director, Executive Vice President and Chief Operating Officer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2),(c) AND (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS

and

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULES

Year Ended December 31, 2007

STANDARD MANAGEMENT CORPORATION

INDIANAPOLIS, INDIANA

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Standard Management Corporation
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Standard Management Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Management Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficit, has transferred, sold or discontinued all operating businesses to provide working capital and reduce debt, and does not currently have any operating sources of cash flow or adequate financing to meet its near-term requirements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share Based Payment.”

/s/ BDO Seidman, LLP

Chicago, Illinois
May 14, 2008

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$-	$222
Other receivables	5	78
Prepaid and other current assets	127	512
Assets of discontinued operations (Notes 3 and 4)	2,036	6,617
Total current assets	2,168	7,429

Property and equipment, net (Note 9)	7,038	7,975
Assets held for sale	918	931
Deferred financing fees, net	731	1,263
Officer notes receivable (Note 10)	776	776
Other noncurrent assets	229	119
Total assets	$11,860	$18,493

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,719	$1,441
Accrued interest	1,396	488
Accrued other expenses	2,896	553
Current portion of long-term debt (Note 5)	14,811	4,300
Liabilities of discontinued operations (Notes 3 and 4)	-	2,904
Total current liabilities	20,822	9,686

Long-term debt, less current portion (Note 5)	13,268	22,809
Accrued interest on subordinated notes (Note 5)	2,204	982
Common stock warrants (Note 7)	571	87
Other long-term liabilities	573	-
Total liabilities	37,438	33,564

Shareholders' deficit:
Common stock, no par value, and additional paid in capital, 200,000,000 shares authorized, 43,504,711 shares and 21,851,540 shares
issued in 2007 and 2006, respectively (Note 7)	73,248	70,785
Retained deficit	(88,227)	(75,214)
Treasury stock, at cost, 2,840,173 shares	(10,829)	(10,829)
Accumulated other comprehensive income from continuing operations	230	187
Total shareholders' deficit	(25,578)	(15,071)
Total liabilities and shareholders' deficit	$11,860	$18,493

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31
	2007	2006

Net revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

General and administrative expenses	5,970	8,674
Impacts related to value of warrants and derivatives (Note 5)	1,985	71
Depreciation and amortization	512	725
Building impairment charges (Note 9)	564	-

Operating loss	(9,031)	(9,470)

Other income (loss), net	(102)	6,280

Interest expense	(3,321)	(4,806)

Net loss from continuing operations before income tax expense (benefit)	(12,454)	(7,996)

Income tax expense (benefit)	-	-

Net loss from continuing operations (Notes 3 and 4)	(12,454)	(7,996)

Loss from discontinued operations	(559)	(11,425)

Net loss	$(13,013)	$(19,421)

Loss per share - basic and diluted
Loss from continuing operations	$(0.35)	$(0.63)
Loss from discontinued operations	$(0.02)	(0.89)
Net loss	$(0.37)	$(1.52)

Weighted average shares outstanding	35,615,031	12,779,164

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(dollars in thousands)

	Total	Common stock and Additional Paid in Capital	Retained earnings (deficit)	Treasury stock	Accumulated other comprehensive income
Balance at December 31, 2005	$4,943	$68,537	$(55,793)	$(7,901)	$100

Comprehensive loss:
Net loss	(19,421)	-	(19,421)	-	-
Change in unrealized gain on securities	87	-	-	-	87
Comprehensive loss	(19,334)

Stock-based compensation expense	38	38	-	-	-
Purchase of treasury stock	(2,928)	-	-	(2,928)	-
Exchange - Trust Preferred	1,802	1,802	-	-	-
Sale of common stock and warrants, net of issuance cost	439	439	-	-	-
Reclassification of warrants to liabilities	(128)	(128)	-	-	-
Issuance of warrants for services	97	97	-	-	-

Balance at December 31, 2006	(15,071)	70,785	(75,214)	(10,829)	187

Comprehensive loss:
Net loss	(13,013)	-	(13,013)	-	-
Change in unrealized gain on securities	43	-	-	-	43
Comprehensive loss	(12,970)

Stock-based compensation expense	250	250	-	-	-
Sale of common stock and warrants, net of issuance cost	2,209	2,209	-	-	-
Other	4	4	-	-	-
Balance at December 31, 2007	$(25,578)	$73,248	$(88,227)	$(10,829)	$230

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(13,013)	$(19,421)
Net loss from discontinued operations	(559)	(11,425)
Net loss from continuing operations	(12,454)	(7,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512	725
Building impairment	564	-
Amortization of deferred financing costs and debt discount	1,023	785
Gain on Trust Preferred exchange	-	(9,199)
Non-cash stock compensation expense	250	37
Impact related to value of warrants and derivitives	1,985	(37)
Net loss related to asset dispositions	-	2,307
Change in operating assets and liabilities, net of effect of business dispositions
Accounts receivable	73	(94)
Inventories	463	-
Prepaid and other current assets	385	701
Accounts payable	278	1,441
Accrued interest and expenses	4,349	283
Other	(3)	369
Net cash used in operating activities of continuing operations	(2,575)	(10,678)

INVESTING ACTIVITIES:
Capital expenditures	-	(30)
Refund of proceeds from sale of Standard Life	-	(300)
Proceeds from sale of assets	-	1,083
Redemption of preferred stock	-	1,500
Cash paid for pharmacy acquisitions, net of cash acquired	-	-
Cash received for sale of businesses	476	16,164
Change in other noncurrent assets, net	-	-
Net cash provided by (used in) investing activities of continuing operations	476	18,417

FINANCING ACTIVITIES:
New borrowings	1,069	10,609
Net cash received from (provided to) discontinued operations	685	(4,027)
Purchase of common stock for treasury	-	(2,928)
Proceeds from sale of stock and warrants, net of issuance costs	2,209	439
Deferred financing costs paid	(335)	(351)
Repayments of long-term debt	(1,751)	(12,111)
Net cash provided by (used in) financing activities of continuing operations	1,877	(8,369)

Net cash provided by (used in) operating activities of discontinued operations	(559)	1,499
Net cash provided by (used in) investing activities of discontinued operations	(26)	(51)
Net cash provided by (used in) financing activities of discontinued operations	685	(4,027)
Net decrease in cash and cash equivalents of discontinued operations	100	(2,580)

Total increase (decrease) in cash and cash equivalents	(122)	(3,211)
Net increase (decrease) in cash and cash equivalents of discontinued operations	100	(2,580)
Net increase (decrease) in cash and cash equivalents of continuing operations	(222)	(631)

Cash and cash equivalents of continuing operations at beginning of year	222	853
Cash and cash equivalents of continuing operations at end of year	$-	$222

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Basis of Presentation

Standard Management Corporation (“Standard Management”) is an Indianapolis-based company that, through it’s subsidiaries (collectively, the “Company”), had provided and plans to again provide pharmaceutical products and services to the healthcare industry. The Company is seeking to acquire, through its subsidiaries, existing pharmacies and homecare providers to expand its business. Ultimately, the Company intends to manage a) regional and other institutional pharmacies to provide pharmaceuticals to long-term care and infusion therapy facilities and b) healthcare and supportive services businesses to provide care to individuals in their homes .

The Company had previously operated several pharmacies and an insurance business. The insurance business was sold in 2005 and, as more fully described in Note 3, the Company has sold, closed and transferred (or intends to transfer) each of the pharmacy operations during 2006, 2007 and 2008. Accordingly, the Company has reflected those businesses as discontinued operations in the accompanying consolidated financial statements. As a result of the discontinuance, the Company, as of April 2008, has no substantive active revenue-producing operations. The Company, has reclassified certain amounts from the prior periods to conform to the 2007 presentation and to reflect its newly discontinued operations separately from its continuing operations. These reclassifications had no effect on net loss or shareholders’ deficit in those prior periods. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has incurred recurring significant losses, which have resulted in a shareholders’ deficit balance of approximately $25.6 million as of December 31, 2007, and has sold businesses to provide working capital and to reduce debt. However, with no current revenue producing operations, the Company does not have adequate financing to meet its near-term cash requirements or to embark upon its strategic plans. In addition, as of December 31, 2007, the Company had a working capital deficit of approximately $18.7 million, of which $14.8 million is outstanding debt due or currently callable in 2008 - $8.2 million of which has since been or will be settled by relinquishing the related collateral assets. This aggregate situation raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s plans include the acquisition of institutional pharmacies and home care businesses through UHCC and Newco. The Company expects to fund these acquisitions with proceeds from lenders and investors in these subsidiaries. The Company’s ownership will be determined as investors provide necessary capital. Standard Management has already entered into an agreement with UHCC and plans to do so with Newco under which Standard Management will be engaged as an investor and manager of each of the acquired businesses and will thereby earn management fees and other sources of compensation from those businesses. The Company expects that this new investment and financial structure will provide adequate financial support to complete its development plans.

Included in noncurrent other assets are $133,000 of deferred costs related to potential future debt and equity financings and acquisitions. Management has reassessed each possible future transaction as of December 31, 2007 and continues to believe that such transactions may occur. However, circumstances can change and the Company may have to ultimately write off these deferred costs if the related transaction is not consummated. During 2007 and 2006, the Company did expense $706,000 and $1,325,000, respectively, of such costs as part of other income (expense) when management determined that the related transaction would not be consummated.

Note 2 - Summary of Significant Accounting Policies

Cash Equivalents

Short-term investments that have a maturity of 90 days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing cash and cash equivalents and accounts receivable when such instruments are included in continuing operations.

The Company is exposed to credit risk in the event of default by the financial institutions or issuers of cash and cash equivalents to the extent recorded on the balance sheet. At any given point in time, the Company may have cash on deposit with financial institutions, and cash invested in high quality short-term money market funds and U.S. government-backed repurchase agreements, generally having original maturities of three months or less, in order to minimize its credit risk.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share

Basic earnings (loss) per share are computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated in a similar manner consistent with basic earnings (loss) per share but also include the dilutive effect of the assumed exercise of stock options and warrants under the treasury stock method as well as the effect of convertible notes using the if converted method. As the Company reported losses for each period presented herein, no common stock equivalents were considered in the related computation of diluted loss per share. Common stock equivalents outstanding as of December 31, 2007, and 2006 were convertible or exercisable into 246,095,792 and 55,371,942 shares, respectively.

Stock Option Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended, allowing companies to either expense the estimated fair value of stock options or to continue the earlier practice of accounting for stock options at intrinsic value and disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. Upon adoption of SFAS 123(R) and applying the modified prospective method, SFAS(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2006 includes the portion vesting during the period for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123. There were no new awards granted during the years ended December 2007 and 2006, other than a March 2007 award issued to certain executives of the Company by a major shareholder. Stock compensation expense of $250,000 and $38,000 was recognized during the years ended December 31, 2007 and 2006, respectively, on the shareholder grant, and on existing stock option awards. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated. There are no unvested awards outstanding as of December 31, 2007.

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

Fair Value of Financial Instruments

The carrying value of all financial instruments such as accounts and notes receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. See Note 5 for estimates of the fair value of the Company’s debt instruments. Warrants and certain derivative instruments embedded in convertible debt agreements are carried as liabilities at their fair values.

The following policies primarily relate to our discontinued operations and are expected to be followed for our future operations.

Revenue Recognition / Contractual Allowances

Revenues were recognized at the time services or products were provided or delivered to the customer. Upon delivery of products or services, the Company had no additional performance obligations to the customer. The Company received payments through reimbursement from private third-party insurers, long-term care facilities, and Medicaid and Medicare programs and directly from individual residents (private pay).

Note 2 - Summary of Significant Accounting Policies (continued)

The Company recorded an estimated contractual allowance against non-private pay revenues and accounts receivable. Accordingly, the net revenues and accounts receivable reported in the Company’s consolidated financial statements were recorded at the amount expected to be received. Contractual allowances were adjusted to actual as cash was received and claims were reconciled. The Company evaluated the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by third party payers; reviews of contractual allowance information reflecting current contract terms; consideration and analysis of changes in customer base, product mix, payer mix reimbursement levels or other issues that may impact contractual allowances.

Allowance for Doubtful Accounts

The Company utilized the “Aging Method” to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payer. The Company had developed estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectability of receivables in the various aging categories and the various payers of the Company’s business. The standard allowance percentages were developed by payer type as the accounts receivable from each payer type had unique characteristics. The allowance for doubtful accounts was determined utilizing the Aging Method described above while also considering accounts specifically identified as doubtful. Accounts receivable that Company management specifically estimated to be doubtful, based upon the age of the receivables, the results of collection efforts, or other circumstances, were reserved for in the allowance for doubtful accounts until they were collected or written-off.

Management believes the assumptions used in the Aging Method suggested the allowance for doubtful accounts was adequate. However, because the assumptions underlying the Aging Method were based upon historical data, there was a risk that the Company’s current assumptions were not reflective of future collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectability of receivables, but might not have been addressed in a timely fashion when using the Aging Method, until updates to the Company’s periodic historical collection studies were completed and implemented.

At least annually, the Company updated its historical collection studies in order to evaluate the propriety of the assumptions underlying the Aging Method. Any changes to the underlying assumptions or impact of adverse events were implemented immediately. Changes to these assumptions could have had a material impact on the Company’s bad debt expense.

Inventories and Cost of Revenues

Inventories, consisting of pharmaceuticals, medical supplies and equipment, were stated at the lower of cost or market. Cost was determined primarily on the first-in, first-out method.

Counts of inventories on hand were performed at least on a quarterly basis. Because the Company did not utilize a perpetual inventory system on a significant percentage of its inventory, cost of goods sold, a component of cost of revenues, was estimated using the latest acquisition cost and adjusted to actual by recording the results of the quarterly count of actual physical inventories.

Recorded obsolescence allowances were not significant since the Company wrote off all expired inventories and the Company had the ability to return a majority of its inventory before expiration.

Cost of revenue included the net product costs of pharmaceuticals sold and direct charges attributable to providing revenue-generating services.

Intangible Assets

Intangible assets were all amortized over their estimated useful lives of seven years for customer lists, seven years for trademarks and three years for non-compete agreements.

Other Non-current Asset and Liabilities

Other non-current assets primarily represented fixed maturity securities and equity investments in support of insurance policy liabilities the Company continued to retain after the sale of its Financial Services operations in 2005. Gross unrealized gains and losses were not material. Changes in the fair value of these available for sale securities, other than impairments deemed to be other than temporary, were reported as other comprehensive income (loss).

Note 3 - Discontinued Operations - Pharmacy Services

During 2002 through 2005, the Company acquired several pharmacy operations, all of which have now been sold, discontinued or transferred as described below. Some of these acquired businesses include “Rainier”, “Holland”, “PCA”, “Long-term Rx”, “Royal Med”, “HomeMed” and “Precision”.

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

On July 25, 2006, the Company sold the assets of PCA to Indiana Life Sciences (a company owned by one of the Company’s executive officers) for $1 and a commitment to purchase $100,000 of the Company’s common stock through a private placement offering. That investment was made in July 2006. The Company recorded a loss on the sale of $428,000.

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

Note 3 - Discontinued Operations - Pharmacy Services

Based on ongoing correspondence regarding the final determination of the holdbacks for both Rainier and Long Term Rx, the Company has, as of December 31, 2006, reduced their holdback receivables from Omnicare to management’s best estimate of the ultimate settlement of these amounts. The related adjustment is included as an additional loss on the respective sales. The December 31, 2006 estimated receivable has yet to be settled or adjusted. Future adjustments based on continuing negotiations are not expected to be material.

In November 2006, the Company sold RoyalMed for $75,000, recognizing a loss on sale of $.2 million.

Subject to management’s decision in late 2006 to sell a portion of the Company’s HomeMed pharmacy operations and to close the remaining HomeMed operations, such actions were completed in March 2007. A portion of the operations were sold to HomeMed, LLC, a non-related entity for a cash purchase price of $.5 million. All unsold assets were written down to their minimal estimated realizable value as of December 31, 2006. An aggregate $653,000 charge was recorded as a component of discontinued operations in 2006 with minimal additional writedown in early 2007. Concurrently, the Company entered into a management services agreement with the buyer to provide accounting and other related services for two or more years. Related management services fees of $100,000 were paid in advance upon closing the sale. Pursuant to a negotiated termination of a HomeMed related lease in the second quarter of 2007, the Company reduced a previously established lease reserve by $325,000. Remaining accounts payable and accrued lease payments as of December 31, 2007, will be paid in due course.

At February 6, 2008, the Company was in default on a note due to Mr. Sam Schmidt. Mr. Schmidt is one of the Company’s directors and is its largest shareholder. The collateral under the note included a pledge of the Company’s stock in Precision and certain unimproved real estate located in Monroe County, Indiana. In order to ensure an orderly resolution of the Company’s obligation to Mr. Schmidt, on that date the Company voluntarily agreed to deliver to Mr. Schmidt a deed in lieu of foreclosure of the mortgage on the Monroe County real estate and agreed to a strict foreclosure under the Indiana Uniform Commercial Code on the pledge of the Precision stock. Accordingly, Mr. Schmidt took title to those assets and the Company’s obligations to him, consisting of a $2,500,000 promissory note and related earned, but unpaid, interest of approximately $200,000, were settled (except for a $30,000 piece of the note). In November 2007, when Precision was assigned as collateral under this note, the Company ceded all voting rights in its stock of Precision to Mr. Schmidt. Due to this loss of control - even though the Company then continued to own 100% of Precision’s stock, the Company deconsolidated Precision and reflected its ownership as an Investment in Unconsolidated Subsidiaries. That investment is included as a component of Assets of Discontinued Operations as of December 31, 2007 and was reduced by a $550,000 impairment charge to reduce its carrying value, when combined with the carrying value of the Monroe real estate, down to the then-estimated carrying value of the debt and interest ultimately settled by its transfer to Mr. Schmidt.

The following tables summarize the financial position and operating results of our discontinued pharmacy operations as of and for the years ended on the dates indicated (in thousands):

	2007	2006
Current assets	$128	$2,151
Investment in unconsolidated subsidiary	1,556	-
Property and equipment, net	-	585
Intangible assets, net	-	2,382
Current liabilities	-	1,821
Net assets of discontinued operations	$1,684	$6,939

	Year ended December 31,
	2007	2006
Net revenues	$7,681	$38,139
Cost of sales	5,674	27,386
Selling, general and administrative expenses	2,141	12,776
Depreciation and amortization	86	1,473
Impairment charges and (gain) loss on sale	79	7,422
Loss of unconsolidated subsidiary	33	-
Interest expense	120	184
Net loss from discontinued operations	$(452)	$(11,102)

Note 4 - Discontinued Operations - Other

In addition to the discontinued pharmacy operations, the Company also, in late 2007, discontinued the ancillary insurance operations it retained after selling its Financial Services business in 2005. This business, called Premier Life, had been operated out of the Company’s Bermuda subsidiary, the shares of which were pledged as collateral under a note agreement. Similar to the Precision situation described above, the Company ceded all voting rights in these shares to the lender and accordingly, has deconsolidated this business and reflected it as an Investment in Unconsolidated Subsidiary, a component of Assets of Discontinued Operations, as of December 31, 2007. Ultimately, the Company expects to pass title to these shares to the lender to settle the related debt or sell the business, which consists of only a few life insurance policies and various investments held in support of those policy liabilities, and use the sales proceeds to settle the debt. Based on the carrying values of the investments (which are at fair value) and the estimated policy liabilities, the Company determined that the net carrying value of the business exceeded the likely ultimate debt, interest and fee obligation to this lender.

The carrying value of this business’ assets and liabilities was $1.4 million and $1.1. million, respectively, as of December 31, 2007 and $1.5 million and $1.1 million, respectively, as of December 31, 2006. Net income (loss) from this business was ($.1 million) and breakeven for 2007 and 2006, respectively.

The 2006 net loss from discontinued operations also includes a $300,000 loss related to a settlement regarding the sale of the Company’s Financial Services operations in 2005.

Note 5 - Indebtedness

The Company’s long-term debt was as follows (dollars in thousands):

	Interest Rate (1)	December 31 2007	December 31 2006

Mortgages payable	11.75%	$5,644	$5,701
Promissory notes	13.93%	1,009	1,795
7% convertible notes	7.00%	3,300	3,300
6% convertible notes	6.00%	-	2,750
10% notes	10.00%	2,500	-
6% notes	6.00%	250	-
Laurus convertible notes	9.25%	2,401	2,401
Subordinated debentures	10.25%	9,577	9,577
2006 6% convertible notes	6.00%	1,282	1,300
2007 8% convertible notes	8.00%	250	-
Accrued interest subordinated debentures		2,204	982
Derivities embedded in 2007 and 2006 notes		3,409	1,685
Capital lease obligations		2	77
Total indebtedness		31,828	29,568
Less debt discount on convertible notes		1,545	1,477
Less accrued interest subordinated debentures		2,204	982
Less current portion		14,811	4,300
Total long-term debt, less current portion		$13,268	$22,809
(1) Weighted average interest rate

Mortgages payable primarily represents a promissory note in the amount of $5.5 million due June 30, 2008, secured by the Company’s corporate headquarters building. Due to a continuing default caused by late monthly principal and interest payments, the Company has essentially promised to transfer ownership of the building to the lender in full satisfaction of the outstanding principal and interest due. This transfer is expected to occur in late May 2008. The Company expects to then lease back space in the building from which it will conduct its business. As the carrying value of the building was in excess of the amounts to be settled with its transfer to the lender, the Company recorded a $.6 million impairment charge in December 2007.

The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies all of which are due or callable due to defaults in 2008. Additionally, the Company had a 2006 $1.5 million note at 10.25% interest due to its then primary vendor, which was fully paid off in early 2007.
Also, on August 17, 2007, the Company issued to an individual a $200,000 note at a rate of interest of 12% secured by the stock of Premier Life, a wholly owned subsidiary of the Company, which was due, but not paid, on September 28, 2007. As described in Note 4, the Company intends to ultimately settle this obligation by tendering the shares of Premier Life to the lender or selling that business in order to fund the payment of this obligation.

On February 10, 2004, the Company issued $3.3 million of 7% unsecured convertible notes due in full in 2009. The notes are convertible into shares of the Company’s common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions. These notes are in default due to late interest payments.

On November 30, 2004, the Company issued $2.75 million of 6% mandatory unsecured convertible notes due in full in 2008. The notes were convertible into shares of the Company’s common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions. In March 2007, $2.5 million of these notes were exchanged for a like amount of demand notes at an interest rate of 6% (adjusted to 10% in June 2007 as $1 million of principal was not repaid by then in conjunction with the equity financing described in Note 7. The remaining $250,000 is due in May 2008. The conversion feature was eliminated on the full $2.75 million of debt. As described in Note 3, the Company, in February 2008, settled this $2.5 million note and related accrued interest by transferring ownership of its Precision subsidiary to the lender.

Note 5 Indebtedness (continued)

On March 21, 2005, the Company issued $4.75 million of Laurus convertible notes. Principal payments are due in monthly installments through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of the Company’s common stock increase above certain levels. Also, the Company may pay interest and principal in shares of its common stock instead of cash under certain circumstances. As of December 31, 2007, the Company had an outstanding loan principal balance with Laurus of $2.4 million which is all classified as current due to defaults caused by late principal and interest payments. These notes are convertible into shares of the Company’s common stock at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with the 2004 7% and 6% convertible notes, because the Company’s common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of common stock at an original exercise price of $3.90 per share, which was reduced to $0.01 per share as part of a 2006 settlement negotiated between the holder and the Company in response to late principal and interest payments.

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

On March 8, 2006, the Company announced its intention to defer distributions on the Trust Preferred Securities. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to five years. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of December 31, 2007 and 2006 were $2,204,000 and $982,000, respectively.

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

On September 8, 2006, the Company entered into a new debt agreement to issue an aggregate principal amount of $2.0 million of new 6% Convertible Notes due 2009 to four investors in a private placement. Notes in the principal amount of $700,000 were issued on September 8, 2006 and an additional $600,000 in notes was issued on October 4, 2006 in conjunction with the Company’s filing of a registration statement called for in the debt agreement to register the shares issuable upon conversion of the notes and exercise of the warrants described below. The last $700,000 of notes has yet to be issued pending effectiveness of the registration statement called for in the debt agreement. The notes mature on September 8 and October 4, 2009, respectively, and have a stated interest rate of 6% per annum prior to maturity and 15% per annum after maturity or when in default, until paid. However, no interest is due for any month in which the intraday trading price of the Company’s common stock is greater than $0.25 for each trading day of the month - which did not occur since issuance. The Company may redeem the notes at any time for 130% of the outstanding principal amount until the maturity date, under certain conditions and may redeem stated portions of the notes after any monthly period in which the Company’s stock price is consistently below a certain threshold The notes are convertible at any time into shares of the Company’s common stock based on a floating conversion price based on the trading price of its common stock. The notes are secured by certain personal property of the Company. In July 2007, the Company issued warrants to the lenders to purchase 8 million shares with an exercise price of $0.17 per share for a term of 7 years as compensation for not getting the shares underlying the notes and warrants registered on a timely basis. The Company utilized the Black-Scholes method to value these warrants at $0.13 each, thereby recording an expense in June 2007 of $1,040,000. Also, in October 2007, as further compensation for the same reason, the Company amended the conversion rate formula to be based on 40% of the applicable common stock price rather than the previous 55% basis.  This additional compensation was measured as the incremental value of the conversion provisions immediately before and after the modification.  That incremental value is included in the "Impacts related to value of warrants and derivatives" balance in the 2007 statement of operations.

Note 5 Indebtedness (continued)

The conversion provisions and the various call and other provisions that are based on the Company’s common stock price which are included in the agreements related to the above debt represent financial instruments that must be accounted for as derivatives and the value of which must be reflected as separate Company liabilities. Based on valuations performed by independent parties, the Company determined that the original aggregate value of these various instruments was $840,000 and $720,000 for the September 2006 and October 2006 traunches, respectively. These values, along with the value assigned to the warrants issued with the September 2007 traunch as described below, are also recorded as debt discount related to this debt. To the extent that the debt discount would have been in excess of the cash proceeds from the issuance of the debt, such excess was immediately expensed (and aggregated $948,000) and both traunches of debt were originally recorded with 100% discounts. Such discounts are being amortized over the term of the related debt under the effective interest rate method.

In the September 2006 traunch of the same private placement transaction, the Company issued to the lenders, warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock. The warrants were immediately exercisable at a price of $0.60 per share, expire seven years from the date of issue and contain provisions that allow for a reduction of the exercise price under certain conditions. These warrants have been valued at $688,000 as of their issuance date.

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

The Company also issued to these same lenders unrelated unsecured notes in October 2007 for $250,000 due October 2010 with an interest rate of 8% and conversion features identical to those described above. Additionally, this new $250,000 debt issuance included the issuance of warrants to purchase an aggregate of 15,000,000 shares of the Company’s common stock. The warrants were immediately exercisable at a price of $0.008 per share, expire seven years from the date of issue and contain provisions that allow for a reduction of the exercise price under certain conditions. These warrants have been valued at $1,261,000 as of their issuance date and are reflected as separate long-term liabilities of the Company.

The aggregate value of all outstanding warrants and the derivative instruments described above are required to be marked-to-market value each balance sheet date. That revaluation through December 31, 2006 aggregated to $667,000 of income. This income, combined with the $948,000 of expense above and $210,000 of income related to valuation changes for certain warrants already classified as liabilities prior to September 2006, aggregate to $71,000 of expense related to warrants and derivatives for the year ended December 31, 2006. During 2007, value changes, along with the $1,040,000 expenses described above and the impact related to the issuance of the $250,000 note (including the modification to prior conversion provisions), netted to a $1,985,000 expense.

Note 5 Indebtedness (continued)

During 2007, $24,000 of debt and related unpaid interest was converted into 402,619 shares of common stock of the Company. Upon conversion, the related liabilities, net of the related debt discount and including conversion feature value, were reclassified to additional paid-in capital.

The above convertible debt was in technical default as of December 31, 2007 due at least to not having the shares underlying the debt and the warrants registered as required.  An event of default, pursuant to the related debt agreements, allows the lenders to a) charge interest at the default rate, b) charge penalties for each day that registration is not achieved up to a certain date, c) call the debt immediately and d) require payment, in cash or shares, of a formula amount based largely on the highest price of the Company's common stock during the default period.  The impact to the Company's financial statements if these default provisions were applicable would be substantial, predominately non-cash expenses related to the increase in derivative value pursuant to the 'highest price' formula.  However, on May 15, 2008, the lenders waived all defaults under these notes and related agreements.  As compensation for such waiver, all of the notes, effective February 1, 2008, will bear stated interest at 10% per annum.

Of the $13.3 million of debt classified as non-current as of December 31, 2007, $3.4 million represents the value of embedded derivatives, a negative $1.2 million represents unamortized debt discount and $11.1 million is debt principal.  This principal is due as scheduled in 2009 ($1.3 million), 2010 ($.2 million) and 2031 ($9.6 million).

Interest paid for the years ended December 31, 2007, and 2006, was $.7 million and $4.9 million, respectively.

The fair values of debt instruments shown below are estimated using discounted cash flow analyses and interest rates currently being offered for similar loans to borrower with similar credit ratings at December 31 (dollars in thousands).

	2007		2006
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Mortgages payable	$5,644	$5,644	$6,386	$5,701
Promissory notes	1,009	1,009	1,484	1,795
2004 6% convertible notes	-	-	2,750	2,750
10% notes	2,500	2,500	-	-
6% notes	250	250	-	-
2004 7% convertible notes	3,053	3,300	3,002	3,300
Laurus convertible notes	2,401	2,401	2,225	2,401
Subordinated debentures	144	9,577	575	9,577
2006 6% convertible notes	1,141	1,282	1,300	1,300
2007 8% convertible note	250	250	-	-
Accrued interest subordinated debentures	2,204	2,204	982	982
Derivative embedded in notes	1,833	1,833	1,685	1,685
Capital lease obligations	2	2	77	77
Total indebtedness	$20,431	$30,252	$20,466	$29,568

Note 6 - Income Taxes

The components of the Company’s income tax expense or benefit applicable to pre-tax losses from continuing operations were zero for the years ended December 31, 2007 and 2006 due to taxable losses in each such year and a 100% valuation allowance against all resulting net deferred income tax assets. The Company determined to carry a full valuation allowance after considering the availability of taxable income in prior carry back years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carry forwards. If or when the Company becomes profitable, management may determine that all or a portion of this valuation allowance is not required and, if so, the Company will record benefits, which could be substantial, in the period such determinations are made.

As of December 31, 2007, the Company had consolidated net operating loss carry forwards of approximately $ 6.1 million for tax return purposes, which expire in 2027. As a result of the Company’s issuance of common stock in March 2007 and resulting changes in ownership, the Company effectively lost the ability to use of the loss carry-forwards accumulated prior to March 2007. The December 31, 2007 carry forwards represent losses accumulated since the March 2007 change in control.

The effective income tax rate on pre-tax loss from continuing operations differs from the statutory corporate federal income tax rate as follows for the years ended December 31 (in thousands):
	2007	2006
Federal income tax expense at statutory rate (34%)	$(4,234)	$(2,719)
State income tax expense, net of federal benefit	(328)	(211)
Increase in valuation allowance	4,562	2,930
Federal income tax expense (benefit)	$-	$-
Effective tax rate	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax return purposes and tax loss carryforwards. Temporary differences included in the Company’s deferred income tax assets (liabilities) are as follows at December 31 (in thousands):

Deferred income tax assets:
Net operating loss ("NOL") carryforwards	$2,316	$22,800
Capital loss carryforwards	-	8,360
Other, principally deferred interest	2,441	400
Gross deferred income tax assets	4,757	31,560
Valuation allowance for deferred income tax assets	4,757	31,560
	$-	$-

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 regarding “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB No. 109 (“FIN 48”), which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities. The Company has reviewed its tax positions for open tax years 2004 and later and the adoption of FIN 48 on January 1, 2007 did not result in establishing a contingent tax liability reserve nor a corresponding charge to retained earnings. Also, no such uncertainties were identified during 2007. The Company has substantial tax benefits derived from its operating loss carryforwards but has provided 100% valuation allowances against them due to uncertainties associated with the realization of those tax benefits.

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

Note 7 - Warrants, Common Shares and Treasury Shares

Warrants

Historically, the Company has issued warrants to purchase common stock (a) as a component of the purchase price of pharmacy acquisitions, (b) in connection with the issuance of convertible debt and (c) for equity and capital marketing related services. During 2006, 447,402 warrants were issued as part of units acquired in private placement investments, 200,000 warrants were issued and recorded as a prepaid of $70,000, 100,000 warrants were issued and recorded as a charge of $27,000 and 3 million warrants were issued with convertible debt. During 2007, 8 million warrants were issued as a penalty for not registering shares pursuant to registration rights related to a convertible debt offering, an additional 15 million warrants were issued with convertible debt and 1.5 million warrants valued at $120,000 were issued to Envision Capital in connection with prior fundraising activities. As described in Note 5, all of the Company warrants were revalued and classified as liabilities in conjunction with the issuance of the 2006 6% convertible notes. The fair value of each warrant granted is estimated at the date of grant using the Black-Scholes option-pricing model with assumptions similar to those used to revalue the warrants at year end. Assumptions used to value these warrants as of December 31, 2007 include dividend yield of 0.0%, expected lives of 2.3 to 6.8 years, expected volatility of 150% and risk-free interest rates of 3.05 to 3.70%. Assumptions used to value these warrants as of December 31, 2006 include dividend yield of 0.0%, expected lives of .8 to 6.9 years, expected volatility of 80% and risk-free interest rates of 4.64% and 4.70%.

The following is a summary of outstanding warrants:

		Exercise		Warrants Outstanding
Issue Date	Expiration Date	Price		2007	2006
October 2007	October 2014	0.08		16,500,000	-
September 2007	September 2009	0.17		20,000	-
July 2007	July 2014	0.17		8,000,000	-
October 2006	October 2011	0.36		20,000	20,000
September 2006	September 2013	0.60		3,000,000	3,000,000
August 2006	August 2011	0.36		176,715	176,715
July 2006	July 2011	0.36		41,096	41,096
June 2006	June 2011	0.36		20,548	20,548
May 2006	May 2011	0.36		61,646	61,646
May 2006	May 2011	0.73		100,000	100,000
February 2006	May 2011	0.88		200,000	200,000
March 2005	March 2010	3.28		175,000	175,000
March 2005	March 2010	0.01	(a)	532,511	532,511
March 2005	March 2010	3.90		30,619	30,619
October 2002	October 2007	4.92		-	10,000
				28,878,135	4,368,135

(a)
Pursuant to a 2006 amendment to the Laurus convertible notes agreement under which these warrants were  originally issued, the exercise price was reduced from $3.90 per share to $0.01 per share which resulted in  additional debt discount of $0.2 million.

Changes in Shares of Common Stock and Treasury Stock

The following table represents changes in the number of common and treasury shares as of December 31:

	2007	2006
Common Stock:
Balance, beginning of year	19,011,367	10,712,859
Issuance related to business acquisitions	107,407	133,122
Trust preferred exchange	-	6,674,046
Private placement issuances	23,983,318	1,491,340
Debt and interest conversions	402,619	-
Balance, end of year	43,504,711	19,011,367

Treasury Stock:
Balance, beginning of year	(2,840,173)	(1,617,651)
Treasury stock acquired	-	(35,671)
Trans Settlement	-	(1,186,851)
Balance, end of year	(2,840,173)	(2,840,173)

During 2006, the Company issued 1,491,340 shares of common stock at an average price of $0.42 per share pursuant to a private placement offering along with warrants to acquire 447,402 shares of common stock for aggregate gross proceeds of $630,000. During 2007, the Company issued an additional 1,850,000 shares of common stock at a price of $.10 per share to four outside investors. While not specifically required, the Company issued an additional 2,133,318 shares of its common stock to certain shareholders who had previously acquired the shares at $.30 per share in 2006 to effectively reprice those issuances to the $.10 per share price used in the 2007 issuances. Also in 2007 and 2006, the Company issued 107,407 shares and 133,122 shares, respectively, to previous owners of acquired businesses under the terms of their respective purchase agreements.

In March 2007, Mr. Sam Schmidt of Las Vegas, Nevada and certain investors related to Mr. Schmidt completed the purchase of 20,000,000 shares of Standard Management stock at a purchase price of $.10 per share. Upon completion of the transaction, Mr. Schmidt beneficially owned approximately 52.6% of the Company’s outstanding common shares (since reduced to 40%). The Company used the proceeds of the sale of its shares to Mr. Schmidt for debt reduction and general corporate purposes.

In March 2007, Mr. Schmidt granted options to purchase 3,000,000 of the Company’s common shares purchased by the investor group to Mr. Ronald Hunter, 1,000,000 common shares to Dr. Mark B.L. Long and 1,000,000 common shares to Dr. Martial R. Knieser, M.D. The exercise price of the options is $0.20 per share, and the options have a term of two years. Each of Mr. Hunter, Dr. Long, and Dr. Knieser is an officer of the Company. Accordingly, for accounting purposes the Company treated these options as if the options had been granted by the Company. The Company valued the options granted to Mr. Hunter, Dr. Long, and Dr. Knieser at $.05 per share using the Black-Scholes option-pricing model resulting in a $250,000 charge being recorded as a general and administrative expense in March, 2007.

During the second quarter of 2006, the Company repurchased 35,671 shares of its common stock for $117,000 related to a share repurchase agreement with certain shareholders from one of its July 2005 acquisitions. During the third quarter of 2006 and in conjunction with the Trans settlement described in Note 3 - Discontinued Operations - Pharmacy Services, the Company repurchased 1,186,851 shares of its common stock for $2.8 million.

On October 16, 2006, the Company increased it authorized common shares to 200,000,000 from 60,000,000 and in April, 2008 increased this level again to 300,000,000. Authorized preferred shares of 1,000,000 have not been designated or issued.

At December 31, 2007, the Company was authorized to purchase an additional 471,756 shares under the Company’s treasury stock repurchase program.

Pursuant to provisions included in the Company’s 2005 acquisition of Precision, the Company guaranteed the value of 304,878 shares at $3.28 per share of the Company’s common stock used as consideration in that acquisition as of the second anniversary, which occurred on July 28, 2007. Based on the July 28, 2007 stock price, that guarantee requires the Company to issue $963,000 of cash or an equivalent number of its shares (7,825,000) to the prior owners of Precision. The Company has tried to issue the shares; however, the prior owners have initiated legal proceedings to compel issuance of cash instead. In addition, pursuant to provisions included in the Company’s 2005 acquisition of Long Term Rx, the Company guaranteed the value of 182,183 shares at $3.28 per share of the Company’s common stock used as consideration in that acquisition as of the second anniversary, which occurred on July 28, 2007. Based on the July 28, 2007 stock price, that guarantee requires the Company to issue $465,000 of cash or an equivalent number of its shares (3,880,000) to the prior owner of Long Term Rx.

Note 8 - Stock Option Plans

Effective June 12, 2002, the Company adopted the 2002 Stock Incentive Plan (the “Plan”) which authorized the granting of options to employees, directors and consultants of the Company to purchase up to 990,000 shares of its common stock at a price not less than its market value on the date the option is granted. The number of shares of stock available for issuance pursuant to the Plan is automatically increased on the first trading day of each calendar year beginning January 1, 2004, by an amount equal to 3% of the shares of stock outstanding on the trading day immediately proceeding January 1. Additionally, as of January 1, 2007, the Plan’s available shares increased by an additional 485,136 shares. As of December 31, 2007, there were 1,728,194 shares of common stock available for grant under the Plan. Options may not be granted under the Plan on a date that is more than ten years from the date of its adoption. The options may become exercisable immediately or over a period of time. Any shares subject to an option that for any reason expires or is terminated unexercised may again be subject to an option under the Plan. The Plan also permits granting of stock appreciation rights and restricted stock awards. In addition to the Plan, the 1992 Stock Option Plan has 191,000 options outstanding with similar terms. No additional shares remain available for future issuance under the 1992 Stock Option Plan.

A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Options outstanding, beginning of year	1,375,000	$3.66	2,222,180	$4.44
Exercised	-	-	-	-
Granted	-	-	-	-
Expired or forfeited	(462,500)	5.62	(847,180)	5.72
Options outstanding, end of year	912,500	$2.67	1,375,000	$3.66

Options exercisable, end of year	912,500	$2.67	1,374,000	$3.66

Weighted-average fair value of options
granted during the year	N/A		N/A

Information with respect to stock options outstanding at December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractural Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.05-3.20	776,000	5.48	$2.45	776,000	$2.45
3.21-6.25	130,500	6.37	3.74	130,500	3.74
6.25-7.61	6,000	3.50	7.55	6,000	7.55
	912,500			912,500

The aggregate intrinsic value of stock options (measured as the excess, if any, of the market value of the Company’s common shares at the end of the year over the exercise price of the stock options) of stock options outstanding and exercisable as of December 31, 2007 is $0.

As of December 31, 2007, there is no future compensation expense related to outstanding stock options.

Note 9 - Long Lived Assets

A summary of property and equipment as of December 31 is as follows (in thousands):

	2007	2006
Land	$582	$582
Building and improvements	8,418	8,981
Furniture and fixtures	1,379	1,379
Computer equipment and software	346	346
Machinery and equipment	81	81
Property and equipment, gross	10,806	11,369
Accumulated depreciation	(3,768)	(3,394)
Property and equipment, net	$7,038	$7,975

As described previously, the Company’s most significant remaining asset from continuing operations is its corporate headquarters building with a net book value of $6.2 million as of December 31, 2007, including the impact of a December 2007 impairment charge of $.6 million. The impairment resulted from the Company’s intention to transfer the building to the mortgage lender in May 2008 in full satisfaction of obligations due to that lender which aggregate less than the previous carrying value of the building.

In May 2006, the Company sold 4.52 acres of unimproved real estate south of its corporate headquarters on Indianapolis, Indiana. The gross selling price of $1.1 million in net cash received from the sale was immediately transferred to a lender as repayment of outstanding principal on a convertible loan. The resulting gain of $.5 million was recorded as a component of other income, net.

As partial consideration for the purchase of the Company’s Financial Services operations in 2005, the Buyer issued $5.0 million of its 7% Preferred Stock to the Company. In 2006, this long lived asset was redeemed by the Buyer for $1.5 million. The Buyer also relieved the Company of future indemnification obligations the Company had originally retained as part of the sale. This transaction resulted in the recognition of a $2.8 million gain which is included in Other income, net in the 2006 statement of operations.

Note 10 - Related Party Transactions

In 1997, the Company made an interest-free loan to one of its officers. The principal balance of the loan was $775,500 at December 31, 2007 and 2006. Repayment is due within 10 days of voluntary termination or resignation as an officer. In the event of a termination of the officer’s employment following a change in control, the loan is deemed to be forgiven.

In the fourth quarter of 2007, two executives advanced the Company $220,000 on a non-interest, on demand basis for working capital requirements.

Note 11 - Commitments and Contingencies

Lease Commitments

Rent expense for 2007 and 2006 was immaterial and future required minimum rental payments under operating leases as of December 31, 2007 are not material.

Litigation

As described in Note 7, the Company is currently defending a matter related to the settlement of a stock price guarantee related to a 2005 acquisition.

In 2006, the Company settled a dispute with a former executive regarding his termination which resulted in a $900,000 charge included in general and administrative expenses.

The Company is occasionally involved in other litigation matters related to its former operations and other activities. When these matters arise, management defends itself vigorously and, as of December 31, 2007, does not expect settlement of any such matters to have a material impact on the Company’s financial position or results of operations.

As of December 31, 2007, the Company is obligated to three executive officers for $439,000 of payroll-related costs that were deferred, but appropriately expensed, due to cash flow constraints.