Form 10-Q
period 2008-03-31
STANDARD MANAGEMENT CORP
filed 2008-06-20
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

As of May 15, 2008, the Registrant had 51,865,920 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX

		Page Number

Part I.	FINANCIAL INFORMATION:

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets —
	March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Operations —
	For the Three Months Ended March 31, 2008 and 2007	4

	Consolidated Statements of Shareholders’ Deficit —
	For the Three Months Ended March 31, 2008	5

	Consolidated Statements of Cash Flows —
	For the Three Months Ended March 31, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	18

Part II.	OTHER INFORMATION:

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 6.	Exhibits	20

	SIGNATURES	20

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	March 31	December 31
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	52	5
Prepaid and other current assets	41	127
Assets of discontinued operations	433	2,036
Total current assets	526	2,168

Property and equipment, net	7,012	7,038
Assets held for sale	180	918
Deferred financing fees, net	710	731
Officer note receivable	776	776
Other noncurrent assets	378	229
Total assets	$9,582	$11,860

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,785	$1,719
Accrued interest	1,441	1,396
Accrued other expenses	3,353	2,896
Current portion of long-term debt	12,250	14,811
Liabilities of discontinued operations	-	-
Total current liabilities	18,829	20,822

Long-term debt, less current portion	15,669	13,268
Accrued interest on subordinated notes	2,506	2,204
Common stock warrants	566	571
Other long-term liabilities	485	573
Total liabilities	38,055	37,438

Minority interest in subsidiary	385	-

Shareholders' deficit:

Common stock, no par value, and additional paid in capital, 200,000,000 shares authorized and 49,141,093 shares and 43,504,711 shares issued in 2008 and 2007, respectively	73,474	73,248
Retained deficit	(91,686)	(88,227)
Treasury stock, at cost, 2,840,173 shares	(10,829)	(10,829)
Accumulated other comprehensive income	183	230
Total shareholders' deficit	(28,858)	(25,578)
Total liabilities and shareholders' deficit	$9,582	$11,860

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2008	2007

Net revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

General and administrative expenses	1,046	1,452
Impacts related to value of warrants and derivatives	2,120	569
Depreciation and amortization	58	40

Operating loss	(3,224)	(2,061)

Other income, net	103	97

Interest expense	(708)	(770)

Loss from continuing operations before income taxes	(3,829)	(2,734)

Income tax expense (benefit)	-	-

Net loss from continuing operations	(3,829)	(2,734)

Income (loss) from discontinued operations	370	(170)
Net loss	$(3,459)	$(2,904)

Loss per share - basic and diluted
Loss from continuing operations	$(0.09)	$(0.12)
Income (loss) from discontinued operations	0.01	(0.01)
Net loss	$(0.08)	$(0.13)

Weighted average shares outstanding	44,647,619	21,662,861

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited, dollars in thousands)

	Total	Common stock and additional paid in capital	Retained deficit	Treasury stock	Accumulated other comprehensive income

Balance at January 1, 2008	$(25,578)	$73,248	$(88,227)	$(10,829)	$230

Comprehensive loss:
Net loss	(3,459)	-	(3,459)	-	-
Change in unrealized gain on securities	(47)	-	-	-	(47)
Comprehensive loss	(3,506)

Sale of common stock	215	215	-	-
Conversion of debt and interest into shares	11	11	-	-	-
Balance at March 31, 2008	$(28,858)	$73,474	$(91,686)	$(10,829)	$183

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(3,459)	$(2,904)
Net income (loss) from discontinued operations	370	(170)
Net loss from continuing operations	(3,829)	(2,734)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	26	42
Amortization of deferred financing costs and debt discount	91	163
Non-cash stock- based compensation expense	-	250
Impacts related to value of warrants and derivatives	2,120	569
Change in operating assets and liabilities:
Accounts receivable	(47)	71
Prepaid and other current assets	86	67
Accounts payable	66	(670)
Accrued expenses	1,101	747
Other	(94)	2
Net cash used in operating activities of continuing operations	(480)	(1,493)

INVESTING ACTIVITIES:
Proceeds from sale of business	-	342
Change in other noncurrent assets, net	(149)	(20)
Net cash provided by (used in) investing activities of continuing operations..	(149)	322

FINANCING ACTIVITIES:
Borrowings	50	218
Net cash provided from (to) discontinued operations.	(11)	245
Proceeds from sale of stock	215	2,185
Minority investment in subsidiary	385	-
Deferred financing costs paid..	-	(295)
Repayments of long-term debt	(10)	(1,295)
Net cash provided by financing activities of continuing operations	629	1,058

Net cash provided by (used in) operating activities of discontinued operations	(11)	716
Net cash used in investing activities of discontinued operations	-	(26)
Net cash provided by (used in) financing activities of discontinued operations	11	(245)
Net increase in cash and cash equivalents of discontinued operations.....	-	445

Total increase in cash and cash equivalents.......	-	332
Net increase in cash and cash equivalents of discontinued operations	-	445
Net decrease in cash and cash equivalents of continuing operations..	-	(113)

Cash and cash equivalents of continuing operations at beginning of period	-	222
Cash and cash equivalents of continuing operations at end of period	$-	$109

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

Standard Management Corporation (“Standard Management”) is an Indianapolis-based company that, through it’s subsidiaries (collectively, the “Company”), had provided and plans to again provide pharmaceutical products and services to the healthcare industry. The Company is seeking to acquire, through its subsidiaries, existing pharmacies and homecare providers to expand its business. Ultimately, the Company intends to manage a) regional and other institutional pharmacies to provide pharmaceuticals to long-term care and infusion therapy facilities through its Universal Healthcare Company (“UHCC”) subsidiary and b) healthcare and supportive services businesses to provide care to individuals in their homes through a newly formed entity (“Newco”).

The Company had previously operated several pharmacies. As more fully described in Note 2, the Company has sold, closed and transferred each of the pharmacy operations during 2006, 2007 and 2008. Accordingly, the Company has reflected those businesses as discontinued operations in the accompanying consolidated financial statements. As a result of the discontinuance, the Company, as of April 2008, has no substantive active revenue-producing operations. The Company, has reclassified certain amounts from the prior periods to conform to the 2008 presentation and to reflect its newly discontinued operations separately from its continuing operations. These reclassifications had no effect on net loss or shareholders’ deficit in those prior periods. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has incurred recurring significant losses, which have resulted in a shareholders’ deficit balance of approximately $28.8 million as of March 31, 2008, and has sold businesses to provide working capital and to reduce debt. However, with no current revenue producing operations, the Company does not have adequate financing to meet its near-term cash requirements or to embark upon its strategic plans. In addition, as of March 31, 2008, the Company had a working capital deficit of approximately $18.3 million, of which $12.3 million is outstanding debt due or currently callable in 2008 - $5.7 million of which has since been or will be settled by relinquishing the related collateral assets. This aggregate situation raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s plans include the acquisition of institutional pharmacies and home care businesses through UHCC and Newco. The Company expects to fund these acquisitions with proceeds from lenders and investors in these subsidiaries. The Company’s ownership will be determined as investors provide necessary capital. Standard Management has already entered into an agreement with UHCC and plans to do so with Newco under which Standard Management will be engaged as an investor and manager of each of the acquired businesses and will thereby earn management fees and other sources of compensation from those businesses. The Company expects that this new investment and financial structure will provide adequate financial support to complete its development plans. In the first quarter of 2008, the Company raised $385,000 of initial third party contributions into UHCC representing less than 2.8% ownership interest. An additional $22,500 of contributions were received in April and through June 15, 2008.

Included in noncurrent other assets are $283,000 of deferred costs related to potential future debt and equity financings and acquisitions. Management has reassessed each possible future transaction as of March 31, 2008 and continues to believe that such transactions may occur. However, circumstances can change and the Company may have to ultimately write off these deferred costs if the related transaction is not consummated. During 2007 and 2006, the Company did expense $706,000 and $1,325,000, respectively, of such costs as part of other income (expense) when management determined that the related transaction would not be consummated.

The Company’s unaudited consolidated financial statements reflect normal recurring adjustments that are necessary to present fairly the Company’s financial position and results of operations on a basis consistent with that of the prior audited consolidated financial statements. As permitted by rules and regulations of the Securities and Exchange Commission (the “Commission”) applicable to quarterly reports on Form 10-Q, the Company has condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Results for interim periods are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read along with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2007.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. However, due to net losses in each of the periods presented, the Company has no dilutive stock options, warrants or convertible securities. Common stock equivalents outstanding as of March 31, 2008 and 2007 were convertible or exercisable into 320,889,228 and 24,900,573 shares, respectively.

Note 2 - Discontinued Operations - Pharmacy Services

During 2002 through 2005, the Company acquired several pharmacy operations, all of which have now been sold, discontinued or transferred as described below. Two of these acquired businesses were “HomeMed” and “Precision”.

Subject to management’s late 2006 decision to sell a portion of the HomeMed pharmacy operations and to close the remaining HomeMed operations, such actions were completed in March 2007. A portion of the operations were sold to HomeMed, LLC, a non-related entity for a cash purchase price of $.5 million. All unsold assets were written down to their minimal estimated realizable value as of December 31, 2006. An aggregate $653,000 charge was recorded as a component of discontinued operations in 2006 with minimal additional write down in early 2007. Concurrently, the Company entered into a management services agreement with the buyer to provide accounting and other related services for two or more years. Related management services fees of $100,000 were paid in advance upon closing the sale. Pursuant to a negotiated termination of a HomeMed related lease in the second quarter of 2007, the Company reduced a previously established lease reserve by $325,000. Remaining accounts payable and accrued lease payments as of March 31, 2008, will be paid in due course.

At February 6, 2008, the Company was in default on a note due to Mr. Sam Schmidt. Mr. Schmidt is a director of the Company and the Company’s largest shareholder. The collateral under the note included a pledge of Company stock in Precision and certain unimproved real estate located in Monroe County, Indiana. In order to ensure an orderly resolution of the Company’s obligation to Mr. Schmidt, on that date, the Company  voluntarily agreed to deliver to Mr. Schmidt a deed in lieu of foreclosure of the mortgage on the Monroe County real estate and agreed to a strict foreclosure under the Indiana Uniform Commercial Code on the pledge of the Precision stock. Accordingly, Mr. Schmidt took title to those assets and the Company’s obligations to him, consisting of a $2,500,000 promissory note and related earned, but unpaid, interest of approximately $200,000, were settled (except for a $30,000 piece of the note). In November 2007, when Precision was assigned as collateral under this note, the Company ceded all voting rights in our stock of Precision to Mr. Schmidt. Due to this loss of control - even though the Company  then continued to own 100% of Precision’s stock, the Company deconsolidated Precision and reflected the Company’s ownership as an Investment in Unconsolidated Subsidiaries. That investment is included as a component of Assets of Discontinued Operations as of December 31, 2007 and was reduced by a $550,000 impairment charge to reduce its carrying value, when combined with the carrying value of the Monroe real estate, down to the then-estimated carrying value of the debt and interest ultimately settled by its transfer to Mr. Schmidt. The collateral transfer occurred on May 22, 2008, at which point the Company’s obligation under the note was settled as planned at a $331,000 gain.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

The following tables summarize the financial position and operating results of the Company’s discontinued operations as of and for periods indicated (in thousands):

	As of
	March 31,	December 31,
	2008	2007

Current assets	$80	$128
Investment in unconsolidated subsidiaries	353	1,908
Net liabilities of discontinued operations	$433	$2,036

	For the three months ended
	March 31,	March 31,
	2008	2007

Net revenues	$-	$2,550
Cost of sales	-	(1,817)
Selling, general and administrative expenses	-	(791)
Depreciation and amortization	-	(23)
Other expense	(61)	(49)
Income of unconsolidated subsidiaries	431	-
Interest expense	-	(40)
Net income (loss) from discontinued operations	$370	$(170)

Note 3 Discontinued Operations – Other

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 4 – Indebtedness

The Company’s long-term debt was as follows (dollars in thousands):

	Interest Rate (1)	March 31 2008	December 31 2007

Mortgages payable.	11.75%	$5,644	$5,644
Promissory notes	12.43%	1,149	1,009
7% convertible notes	7.00%	3,200	3,300
10% notes	10.00%	30	2,500
6% notes	6.00%	250	250
Laurus convertible notes	9.25%	2,401	2,401
Subordinated debentures	10.25%	9,577	9,577
2006 10% convertible notes	10.00%	1,279	1,282
2007 10% convertible notes	10.00%	250	250
2008 10% convertible notes	10.00%	92	-
Accrued interest on subordinated debentures		2,506	2,204
Derivatives embedded in 10% convertible notes		5,611	3,409
Capital lease obligations		-	2
Total indebtedness		31,989	31,828
Less debt discount on convertible notes		1,564	1,545
Less accrued interest on subordinated debentures		2,506	2,204
Less current portion		12,250	14,811
Total long-term debt, less current portion		$15,669	$13,268

(1)	Weighted average rate at March 31, 2008.

Mortgages payable primarily represents a promissory note in the amount of $5.5 million which the Company settled along with $724,000 of accrued interest and fees on May 22, 2008 by transferring title to the Company’s corporate headquarters building to the lender. The Company then leased back space in the building from which it will conduct its business. As the carrying value of the building was in excess of the amounts ultimately settled with its transfer to the lender, the Company recorded a $.6 million impairment charge in December 2007.

The Company has various unsecured promissory notes primarily related to the acquisitions of various healthcare companies all of which are due or callable due to defaults in 2008. Additionally, the Company had a 2006 $1.5 million note at 10.25% interest due to its then primary vendor, which was fully paid off in early 2007. Also, on August 17, 2007, the Company issued to an individual a $200,000 note at a rate of interest of 12% secured by the stock of Premier Life, a wholly owned subsidiary of the Company, which was due, but not paid, on September 28, 2007. As described in Note 3, the Company intends to ultimately settle this obligation by tendering the shares of Premier Life to the lender or selling that business in order to fund the payment of this obligation.

On February 10, 2004, the Company issued $3.3 million of 7% unsecured convertible notes due in full in July, 2009. The notes are convertible into shares of the Company’s common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions. These notes are in default due to late interest payments.

On November 30, 2004, the Company issued $2.75 million of 6% mandatory unsecured convertible notes due in full in 2008. The notes were convertible into shares of the Company’s common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions. In March 2007, $2.5 million of these notes were exchanged for a like amount of demand notes at an interest rate of 6% (adjusted to 10% in June 2007 as $1 million of principal was not repaid by then in conjunction with the equity financing described in Note 7). The remaining $250,000 is due in May 2008. The conversion feature was eliminated on the full $2.75 million of debt. As described in Note 2, the Company, in February 2008, settled all but $30,000 of this $2.5 million note and related accrued interest by transferring ownership of its Precision subsidiary to the lender.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

On March 21, 2005, the Company issued $4.75 million of Laurus convertible notes. Principal payments are due in monthly installments through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of the Company’s common stock increase above certain levels. Also, the Company may pay interest and principal in shares of its common stock instead of cash under certain circumstances. As of March 31, 2008, the Company had an outstanding loan principal balance with Laurus of $2.4 million which is all classified as current due to defaults caused by late principal and interest payments. These notes are convertible into shares of the Company’s common stock at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with the 2004 7% and 6% convertible notes, because the Company’s common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of common stock at an original exercise price of $3.90 per share, which was reduced to $0.01 per share as part of a 2006 settlement negotiated between the holder and the Company in response to late principal and interest payments.

On August 9, 2001, SMAN Capital Trust I (the “Trust”) completed a public offering of $20.7 million of its 10.25% preferred securities, which mature on August 9, 2031 (“Trust Preferred Securities”). The Trust, in turn, loaned the offering proceeds to the Company as subordinated debentures with terms similar to the Trust Preferred Securities. Since all income and cash flows into the Trust benefit the preferred securities holders rather than Standard Management, the Trust is not consolidated with Standard Management. On June 30, 2006, as a result of an exchange offer, the Company issued 6,674,046 shares of its common stock valued at $1.8 million in exchange for $11.1 million of the Trust Preferred Securities and $.6 million of related deferred interest, which in turn, reduced the outstanding balance of the subordinated debentures and accrued interest by like amounts.

On March 8, 2006, the Company announced its intention to defer distributions on the Trust Preferred Securities. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to five years. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of March 31, 2008 and December 31, 2007 were $ 2,506,000 and $2,204,000, respectively.

On September 8, 2006, the Company entered into a new debt agreement to issue an aggregate principal amount of $2.0 million of new 6% Convertible Notes due 2009 to four investors in a private placement. Notes in the principal amount of $700,000 were issued on September 8, 2006 and an additional $600,000 in notes was issued on October 4, 2006 in conjunction with the Company’s filing of a registration statement called for in the debt agreement to register the shares issuable upon conversion of the notes and exercise of the warrants described below. The last $700,000 of notes has yet to be issued pending effectiveness of the registration statement called for in the debt agreement. The notes mature on September 8 and October 4, 2009, respectively, and have a stated interest rate of 6% per annum prior to maturity and 15% per annum after maturity or when in default, until paid. However, no interest is due for any month in which the intraday trading price of the Company’s common stock is greater than $0.25 for each trading day of the month - which did not occur since issuance. The Company may redeem the notes at any time for 130% of the outstanding principal amount until the maturity date, under certain conditions and may redeem stated portions of the notes after any monthly period in which the Company’s stock price is consistently below a certain threshold The notes are convertible at any time into shares of the Company’s common stock based on a floating conversion price based on the trading price of its common stock. The notes are secured by certain personal property of the Company. In July 2007, the Company issued warrants to the lenders to purchase 8 million shares with an exercise price of $0.17 per share for a term of 7 years as compensation for not getting the shares underlying the notes and warrants registered on a timely basis. The Company utilized the Black-Scholes method to value these warrants at $0.13 each, thereby recording an expense in June 2007 of $1,040,000. Also, in October 2007, as further compensation for the same reason, the Company amended the conversion rate formula to be based on 40% of the applicable common stock price rather than the previous 55% basis.  This additional compensation was measured as the incremental value of the conversion provisions immediately before and after the modification.  That incremental value is included in the "Impacts related to value of warrants and derivatives" balance in the fourth quarter of 2007 statement of operations.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

On January 31, 2008, the Company exchanged $92,334 of accrued interest on the above convertible debt into debt with the same provisions as contained in that convertible debt. This exchange included $302,000 of additional conversion value resulting in an immediate expense of $210,000.

The aggregate value of all outstanding warrants and the derivative instruments described above are required to be marked-to-market value each balance sheet date. That revaluation through December 31, 2006 aggregated to $667,000 of income. This income, combined with the $948,000 of expense above and $210,000 of income related to valuation changes for certain warrants already classified as liabilities prior to September 2006, aggregate to $71,000 of expense related to warrants and derivatives for the year ended December 31, 2006. During 2007, value changes, along with the $1,040,000 expenses described above and the impact related to the issuance of the $250,000 note (including the modification to prior conversion provisions), netted to a $1,985,000 expense ($569,000 through March 31, 2007). Further value changes through March 31, 2008 and the $210,000 of expenses related to the interest/note exchange.amounted to $2,120,000.

During 2007, $24,000 of debt and related unpaid interest was converted into 402,619 shares of common stock of the Company. During the first quarter of 2008, $3,505 of debt and related unpaid interest was converted into 550,000 shares of common stock of the Company. Upon conversion, the related liabilities, net of the related debt discount and including conversion feature value, were reclassified to additional paid-in capital.

The above convertible debt was in technical default as of December 31, 2007 due at least to not having the shares underlying the debt and the warrants registered as required.  An event of default, pursuant to the related debt agreements, allows the lenders to a) charge interest at the default rate, b) charge penalties for each day that registration is not achieved up to a certain date, c) call the debt immediately and d) require payment, in cash or shares, of a formula amount based largely on the highest price of the Company's common stock during the default period.  The impact to the Company's financial statements if these default provisions were applicable would be substantial, predominately non-cash expenses related to the increase in derivative value pursuant to the 'highest price' formula.  However, on May 15, 2008, the lenders waived all defaults under these notes and related agreements.  As compensation for such waiver, all of the notes, effective January 1, 2008, started bearing a  stated interest at 10% per annum.

Of the $15.7 million of debt classified as non-current as of March 31, 2008, $5.6 million represents the value of embedded derivatives, a negative $1.1 million represents unamortized debt discount and $11.2 million is debt principal.  This principal is due as scheduled in 2009 ($1.3 million), 2010 ($.3 million) and 2031 ($9.6 million).

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 5 – Warrants, Common Shares and Treasury Shares

Warrants

Historically, the Company has issued warrants to purchase common stock (a) as a component of the purchase price of pharmacy acquisitions, (b) in connection with the issuance of convertible debt and (c) for equity and capital marketing related services. As described in Note 4, all of the Company warrants were revalued and classified as liabilities in conjunction with the issuance of the 2006 6% convertible notes. The fair value of each warrant granted is estimated at the date of grant using the Black-Scholes option-pricing model with assumptions similar to those used to revalue the warrants at year end. Assumptions used to value these warrants as of March 31, 2008 include dividend yield of 0.0%, expected lives of 2.0 to 6.5 years, expected volatility of 150% and risk-free interest rates of 2.56% to 2.67%.

The following is a summary of outstanding warrants:

				Warrants Outstanding
		Exercise		March 31,	December 31,
Issue Date	Expiration Date	Price		2008	2007
October 2007	October 2014	0.08		16,500,000	16,500,000
September 2007	September 2009	0.17		20,000	20,000
July 2007	July 2014	0.17		8,000,000	8,000,000
October 2006	October 2011	0.36		20,000	20,000
September 2006	September 2013	0.60		3,000,000	3,000,000
August 2006	August 2011	0.36		176,715	176,715
July 2006	July 2011	0.36		41,096	41,096
June 2006	June 2011	0.36		20,548	20,548
May 2006	May 2011	0.36		61,646	61,646
May 2006	May 2011	0.73		100,000	100,000
February 2006	May 2011	0.88		200,000	200,000
March 2005	March 2010	3.28		175,000	175,000
March 2005	March 2010	0.01	(a)	532,511	532,511
March 2005	March 2010	3.90		30,619	30,619
				28,878,135	28,878,135

(a)
Pursuant to a 2006 amendment to the Laurus convertible notes agreement under which these warrants were  originally issued, the exercise price was reduced from $3.90 per share to $0.01 per share which resulted in  additional debt discount of $0.2 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Changes in Shares of Common Stock and Treasury Stock

The following table represents changes in the number of common and treasury shares .

	Three Months Ended March 31,
	2008	2007
Common Stock:
Balance, beginning of period	43,504,711	19,011,367
Issuance to settle stock price guarantee	5,086,382	-
Trust preferred exchange	-	-
Private placement issuances	-	21,850,000
Debt and interest conversions	550,000	-
Balance, end of period	49,141,093	40,861,367

Treasury Stock:
Balance, beginning of period	2,840,173	2,840,173
Treasury stock acquired	-	-
Treasury shares issued	-	-
Balance, end of period	2,840,173	2,840,173

During the first quarter of 2008, the Company issued 5,086,382 shares of common in stock according to stock price guarantee provisions of the Purchase Agreement of Precision and issued 550,000 shares for exchange on convertible notes. The Company received $215,000 for subscriptions of 10,750,000 shares Standard Management common stock which are expected to be issued by July 15, 2008.

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

In March 2007, Mr. Sam Schmidt of Las Vegas, Nevada and certain investors related to Mr. Schmidt completed the purchase of 20,000,000 shares of Standard Management stock at a purchase price of $.10 per share. Upon completion of the transaction, Mr. Schmidt beneficially owned approximately 52.6% of the Company’s outstanding common shares (since reduced to 38%). The Company used the proceeds of the sale of its shares to Mr. Schmidt for debt reduction and general corporate purposes.

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

During the first quarter of 2008, the Company received $385,000 of subscriptions for 77,000 shares of UHCC stock valued at $5 per share from various unrelated third parties. These shares, along with further subscriptions received after quarter end, are expected to be issued by July 15, 2008 and the offering is expected to remain open until August 30, 2008. Proceeds received under the subscription agreements have been reflected as a minority interest liability in the accompanying consolidated balance sheet as of March 31, 2008.

On October 16, 2006, the Company increased it authorized common shares to 200,000,000 from 60,000,000 and in April, 2008 increased this level again to 300,000,000. Authorized preferred shares of 1,000,000 have not been designated or issued.

Pursuant to provisions included in the Company’s 2005 acquisition of Precision, the Company guaranteed the value of 304,878 shares at $3.28 per share of the Company’s common stock used as consideration in that acquisition as of the second anniversary, which occurred on July 28, 2007. Based on the July 28, 2007 stock price, the Company, in the first quarter of 2008, issued 5,086,382 shares of its common stock to the prior owners of Precision. However, the prior owners have initiated legal proceedings to compel issuance of cash instead. In addition, pursuant to provisions included in the Company’s 2005 acquisition of Long Term Rx, the Company guaranteed the value of 182,183 shares at $3.28 per share of the Company’s common stock used as consideration in that acquisition as of the second anniversary, which occurred on July 28, 2007. Based on the July 28, 2007 stock price, that guarantee requires the Company to issue $465,000 of cash or an equivalent number of its shares (3,880,000) to the prior owner of Long Term Rx.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2008 and March 31, 2007:

The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2007, should be read in conjunction with this Form 10-Q.

Continuing Operations:

General

As of March 31, 2008 , we had sold, discontinued, or transferred each of our previous operations to provide working capital and to reduce debt. As such, our continuing operations currently include our corporate office functions and certain ancillary activities. All revenue-producing activities and related costs have been reflected as part of our discontinued operations.

General and administrative expenses

General and administrative expenses for the first quarter of 2008 decreased by $.4 million or 28% to $1.0 million compared to the first quarter of 2007, primarily due to a $.4 million decrease in employee expenses including $.2 million in non cash compensation incurred in 2007.

Impacts related to value of warrants and derivatives

As a result of certain terms of conversion features on debt issued in 2006, 2007, and 2008, certain derivatives embedded in that debt and all outstanding warrants to acquire stock have been reflected as liabilities of the Company, which require mark to market adjustments each balance sheet date. The original recording of these liabilities upon issuance of the related securities and the changes in market value, predominantly related to changes in our common stock price, combine to result in these net expenses for 2008 and 2007. Generally, a decrease in our stock price results in the value of the derivatives and warrants to decrease, thereby resulting in income. While our stock price has generally declined during 2007 and 2008, the initial recording of these derivative and warrant liabilities has created expense that more than offset the impact of changing values for both years.

Depreciation and amortization

Depreciation and amortization remained relatively unchanged.

Other income

Other income for the first quarters of 2008 and 2007 of $.1 million is primarily rental income from leasing space at the Company’s corporate headquarters.

Interest expense

Interest expense for the first quarter of 2008 decreased by $.1 million or 8 % to $.7 million compared to the first quarter of 2007, primarily due to the February 2008 retirement of debt related to the Precision Healthcare transaction.

Federal income tax expense

Provision for federal income tax remained zero due to a 100% valuation allowance on the net losses in the first quarters of 2008 and 2007.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Discontinued Operations:

Loss from Discontinued Operations:

Net income from discontinued operations for the first quarter of 2008 of $.4 million was due primarily to a gain recorded upon the transfer of the our Precision operations to settle outstanding obligations. The first quarter of 2007 results include the costs of a cessation of operations of a base of business during 2007.

Liquidity and Capital Resources;

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern based on our recurring losses, the transfer, sale or discontinuance of all of our operating businesses to provide working capital and reduce debt, and because we do not currently have adequate financing to meet all of our near-term requirements.

Our net cash used in operating activities of continuing operations during the quarter ended March 31, 2008 was $.5 million compared to cash used of $1.5 million in the period ended March 31, 2007. The significant decrease on cash outflow is primarily due to a lower net loss in 2008 after adjusting for non-cash income statement items and the deferral of more interest payments in 2008.

Our net cash provided by (used in) investing activities of continuing operations during the quarter ended March 31, 2008 was $.2 million used compared to cash provided of $.3 million in the period ended March 31, 2007 due primarily to deferred acquisition costs in 2008 and proceeds from the sale of a business in 2007.

Our net cash provided by financing activities of continuing operations during the quarter ended March 31, 2008 was $.6 million compared to of $1.1 million in the period ended March 31, 2007 primarily due to the minority investment in 2008 and the proceeds from the sale of stock in 2007.

As of March 31, 2008, we had no cash or cash equivalents and we are dependent on additional financing to maintain our business and to grow; however, we can provide no assurances that such financing will become available to us on terms that are favorable to us, or at all. However, through June 10, 2008, we have raised an additional $1.1 million from debt and equity financing. We continue to have discussions and negotiations with potential lenders and investors.

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

During 2007 and the first quarter of 2008, we took the following actions in our efforts to maximize cash in-flows, reduce cash requirements, and generally provide adequate resources to meet our operating needs.

•
By the first quarter of 2008, we sold or transferred substantially all of the pharmacy operations we had acquired from 2002 through 2006. Aggregate sales have been used primarily to pay down short term borrowings and other general corporate purposes.

•
In March 2007, we issued 20 million shares of our common stock to Mr. Sam Schmidt for $2.0 million, providing Mr. Schmidt with a 52.6% (since reduced to approximately 38%) interest in our Company. Proceeds were used primarily to pay off short term borrowings and other general corporate purposes.

•
Management, through Universal HealthCare Company, LLC (“UHCC”), intends to attract unrelated investors and lenders to fund future acquisitions of pharmacy operations. Standard Management is the Managing Member of UHCC pursuant to a Management Agreement under which it plans to have substantial influence and control of the operations of the acquired

•
businesses. In return, Standard Management expects to receive guaranteed and performance based fees from UHCC. These fees are expected to provide Standard Management with the funding necessary to support its operations as a management company. Funds of $.4 million have been raised through mid June 2008.

•
Management intends to create Newco, a company formed to attract investors and lenders to fund future acquisitions of home care operations. Standard Management expects to operate Newco pursuant to an Agreement under which it has substantial influence and control of the operations of the acquired businesses. In return, Standard Management expects to receive guaranteed and performance based fees from Newco. These fees are expected to provide Standard Management with the funding necessary to support its operations as a management company.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

•	We have deferred the payment of salaries (totaling $701,000 as of March 31, 2008) for three executives.

Cash requirements for the rest of 2008 and beyond include substantial debt service costs as more fully described in Note 4 to our consolidated financial statements and include $12.3 million of debt due or callable due to default provisions in 2008. We have or intend to settle approximately $5.7 million of this current debt (and $.5 million of related interest and fees) by transferring certain collateralized assets to the respective lenders, including our corporate building and our Premier Life subsidiary (or its net assets) While we are attempting to find additional sources of capital, we can not make any assurances as to what funding will become available to meet our other debt service requirements or to operate our Company.

Contractual Obligations: During the first quarter of 2008, there were no significant changes in our reported payments due under contractual obligations at December 31, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 4T. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and its Principal Accounting Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of December 31, 2007, described below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

b)	Management’s Report on Internal Control Over Financial Reporting at December 31, 2007

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

Since mid-2006, the Company has been undergoing a major transition as it attempts to launch the strategic plans described earlier in this report. One of the results of this transition was the Company entering into substantial, non-routine accounting transactions which required a higher level of accounting knowledge to complete. This situation, combined with significant cash restraints during the same time period, resulted in the Company not having, as of March 31, 2008, a sufficient complement of personnel to support the Chief Accounting Officer with the requisite level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles to properly analyze, review, monitor and record these more complicated and certain other accounting transactions. In addition, somewhat due to the significant attention required of our currently limited accounting and financial staff in our efforts to raise capital and identify appropriate acquisition targets, the Company was unable to timely finalize its accounting for 2007 and to fully control its financial statement closing process. These material weaknesses lead to delays in finalizing the 2008 financial statements included in this report. As a result, management has concluded that there was some likelihood that a material misstatement of the Company’s annual financial statements may not have been prevented or could have gone undetected as part of the financial statement closing process for March 31, 2008.

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

c) Management’s Response to Material Weaknesses

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Although we have not remediated the material weaknesses in our internal control over financial reporting as of March 31, 2008, we have made and will continue to make, improvements to our policies, procedures, systems and staffing who have significant roles in internal controls to address the identified internal control deficiencies. Consequently, management has initiated the following remediation steps to address the material weaknesses described above:

•	We will continue to focus on improving the skill sets of our accounting and finance function, through education and training;

•
We will continue to consider the engagement of qualified professional consultants to assist us in cases where we do not have sufficient internal resources, with management reviewing both the inputs and outputs of the services;

•
Upon the successful completion of financing sufficient to support operations for at least two years, we will consider the hiring of additional accounting and finance staff with the commensurate industry knowledge, experience and training necessary to complement the current staff in the financial reporting functions; and

•	We will further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and timely review.

d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above, we have identified material weaknesses in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2007 have not materially changed.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2008, the Company received $215,000 for subscriptions of Standard Management common stock. Also during the period, UHCC received subscriptions for $385,000. Subscription agreements with both Standard Management and UHCC were with only accredited investors. Subscription agreements with UHCC were pursuant to a private offering memorandum dated January 9, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default of the Laurus Note for principal and interest owed for 2007, and the $3,200,000 convertible note for the interest owed for 2007.

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

Dated June 20, 2008

STANDARD MANAGEMENT CORPORATION
(Registrant)

By:	/s/ Ronald D. Hunter
Ronald D. Hunter
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Daniel K Calvert
Daniel K Calvert
Chief Accounting Officer
(Principal Financial and Accounting Officer)