Form 10-Q
period 2008-06-30
STANDARD MANAGEMENT CORP
filed 2008-08-19
CIK 853971

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008 or

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

As of August 10, 2008, the Registrant had 72,187,120 shares of Common Stock outstanding.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX

		Page Number
Part I.	FINANCIAL INFORMATION:

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets —
	June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations —
	For the Three and Six Months Ended June 30, 2008 and 2007	4

	Consolidated Statements of Shareholders’ Deficit —
	For the Six Months Ended June 30, 2008	5

	Consolidated Statements of Cash Flows —
	For the Six Months Ended June 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

Part II.	OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 6.	Exhibits	21
	SIGNATURES	22

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	72	5
Prepaid and other current assets	5	127
Assets of discontinued operations	311	2,036
Total current assets	388	2,168

Property and equipment, net	63	7,038
Assets held for sale	175	918
Deferred financing fees, net	711	731
Officer note receivable	776	776
Other noncurrent assets	247	229
Total assets	$2,360	$11,860

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,782	$1,719
Accrued interest	1,017	1,396
Accrued other expenses	3,578	2,896
Current portion of long-term debt	6,656	14,811
Total current liabilities	13,033	20,822

Long-term debt, less current portion	13,474	13,268
Accrued interest on subordinated notes	2,757	2,204
Common stock warrants	19	571
Other long-term liabilities	410	573
Total liabilities	29,693	37,438

Minority interest in subsidiary	533	-

Shareholders' deficit:

Common stock, no par value, and additional paid in capital, 300,000,000 shares and
200,000,000 shares authorized and 66,423,093 shares and 43,504,711 shares issued
in 2008 and 2007, respectively	73,550	73,248
Retained deficit	(90,764)	(88,227)
Treasury stock, at cost, 2,840,173 shares	(10,829)	(10,829)
Accumulated other comprehensive income	177	230
Total shareholders' deficit	(27,866)	(25,578)
Total liabilities and shareholders' deficit	$2,360	$11,860

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Net revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

General and administrative expenses	899	2,009	1,945	3,461
Impacts related to value of warrants and derivatives	(2,949)	875	(829)	1,444
Depreciation and amortization	43	189	101	229
Loss on debt settlement	435	-	435	-

Operating income (loss)	1,572	(3,073)	(1,652)	(5,134)

Other income, net	97	119	200	216

Interest expense	(650)	(615)	(1,358)	(1,385)

Income (loss) from continuing operations before income taxes	1,019	(3,569)	(2,810)	(6,303)

Income tax expense (benefit)	-	-	-	-

Net income (loss) from continuing operations	1,019	(3,569)	(2,810)	(6,303)

Income (loss) from discontinued operations	(96)	382	273	212
Net income (loss)	$923	$(3,187)	$(2,537)	$(6,091)

Income (loss) per share - basic
Income (loss) from continuing operations	$0.02	$(0.09)	$(0.06)	$(0.19)
Income (loss) from discontinued operations	-	0.01	0.01	0.01
Net loss	$0.02	$(0.08)	$(0.05)	$(0.18)

Weighted average shares outstanding	52,318,365	39,566,687	48,482,992	34,764,648

Loss per share - dilutive
Loss from continuing operations	$(0.01)	$(0.09)	$(0.06)	$(0.19)
Income (loss) from discontinued operations	-	0.01	0.01	0.01
Net loss	$(0.01)	$(0.08)	$(0.05)	$(0.18)

Weighted average shares outstanding	178,563,371	39,566,687	48,482,992	34,764,648

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited, dollars in thousands)

	Total	Common stock and additional paid in capital	Retained eficit	Treasury tock	Accumulated other comprehensive income

Balance at January 1, 2008	$(25,578)	$73,248	$(88,227)	$(10,829)	$230

Comprehensive loss:
Net loss	(2,537)	-	(2,537)	-	-
Change in unrealized gain on securities	(53)	-	-	-	(53)
Comprehensive loss	(2,590)

Sale of common stock	262	262	-	-	-
Conversion of debt and interest into common shares	40	40	-	-	-
Balance at June 30, 2008	$(27,866)	$73,550	$(90,764)	$(10,829)	$177

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(2,537)	$(6,091)
Net income from discontinued operations	273	212
Net loss from continuing operations	(2,810)	(6,303)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	70	228
Amortization of deferred financing costs and debt discount	147	205
Non-cash stock- based compensation expense	-	250
Impacts related to value of warrants and derivatives	(829)	1,444
Loss on debt settlement	435	-
Change in operating assets and liabilities:
Accounts receivable	(67)	76
Prepaid and other current assets	122	493
Accounts payable	187	(524)
Accrued expenses	2,059	1,959
Other	(181)	(18)
Net cash used in operating activities of continuing operations	(867)	(2,190)

INVESTING ACTIVITIES:
Proceeds from sale of business	-	428
Change in other noncurrent assets, net	(267)	(318)
Net cash provided by (used in) investing activities of continuing operations	(267)	110

FINANCING ACTIVITIES:
Borrowings	180	321
Net cash provided from (to) discontinued operations	257	1,159
Proceeds from sale of stock	262	2,185
Minority investment in subsidiary	533	-
Deferred financing costs paid	-	(295)
Repayments of long-term debt	(98)	(1,375)
Net cash provided by financing activities of continuing operations	1,134	1,995

Net cash provided by (used in) operating activities of discontinued operations	(257)	1,027
Net cash used in investing activities of discontinued operations	-	(26)
Net cash provided by (used in) financing activities of discontinued operations	257	(1,159)
Net increase in cash and cash equivalents of discontinued operations	-	(158)

Total increase in cash and cash equivalents	-	(243)
Net increase in cash and cash equivalents of discontinued operations	-	(158)
Net decrease in cash and cash equivalents of continuing operations	-	(85)

Cash and cash equivalents of continuing operations at beginning of period	-	222
Cash and cash equivalents of continuing operations at end of period	$-	$137

See accompanying notes to consolidated financial statements.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

Standard Management Corporation (“Standard Management”) is an Indianapolis-based company that, through its subsidiaries (collectively, the “Company”), had provided and plans to again provide pharmaceutical products and services to the healthcare industry. The Company is seeking to acquire, through its subsidiary Universal Healthcare Company (‘UHCC”), established companies servicing the senior-care market. Ultimately, the Company, will manage acquisitions focused in two senior-care market segments: Home Care (staffing); and Institutional Pharmacy (long-term care).

The Company expects to fund these acquisitions with proceeds from lenders and investors in UHCC. The Company’s ownership will be determined as investors provide necessary capital. Standard Management has already entered into an agreement with UHCC under which Standard Management will be engaged as an investor and manager of each of the acquired businesses and will thereby earn management fees and other sources of compensation from those businesses. The Company expects that this investment and financial structure will provide adequate financial support to complete its development plans. In the first half of 2008, the Company raised $533,000 of initial third party subscriptions into UHCC.

Included in noncurrent other assets are $248,000 of deferred costs related to potential future debt and equity financings and acquisitions. Management has reassessed each possible future transaction as of June 30, 2008 and continues to believe that such transactions may occur. However, circumstances can change and the Company may have to ultimately write off these deferred costs if the related transaction is not consummated. During 2007 and 2006, the Company did expense $706,000 and $1,325,000, respectively, of such costs as part of other income (expense) when management determined that the related transaction would not be consummated.

The Company had previously operated several pharmacies and healthcare companies. As more fully described in Note 2, the Company has sold, closed and transferred each of the operations during 2006, 2007 and 2008. Accordingly, the Company has reflected those businesses as discontinued operations in the accompanying consolidated financial statements. As a result of the discontinuance, the Company, as of April 2008, has no substantive active revenue-producing operations. The Company has reclassified certain amounts from the prior periods to conform to the 2008 presentation and to reflect its newly discontinued operations separately from its continuing operations. These reclassifications had no effect on net loss or shareholders’ deficit in those prior periods. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has incurred recurring significant losses, which have resulted in a shareholders’ deficit balance of approximately $27.9 million as of June 30, 2008, and has sold businesses to provide working capital and to reduce debt. However, with no current revenue producing operations, the Company does not have adequate financing to meet its near-term cash requirements or to embark upon its strategic plans. In addition, as of June 30, 2008, the Company had a working capital deficit of approximately $12.9 million, of which $6.7 million is outstanding debt due currently or within the next 12 months. This aggregate situation raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities. In periods with net losses, there are no dilutive common stock equivalents.  While the holders of certain convertible debt and warrants are entitled to receive almost 4 billion shares pursuant to the conversion and exercise prices as of June 30, 2008, the holders have limited the Company to a share reserve of 125 million shares as of that date.  As such, for the three months ended June 30, 2008, the dilutive loss per share computation included only those 125 million additional shares as being dilutive along with the reversal of the income (loss) derived from the interest expense and change in the values of the conversion features and warrants related to those 125 million shares.  As such, when combined with other dilutive securities and their related net income (loss) impacts, the diluted loss per share computations added 126,245,006 dilutive shares and $2,036,000 of net income reversal resulting in a diluted loss per share for that period of $0.01.  Other common stock equivalents outstanding as of June 30, 2008 and 2007 were convertible or exercisable into 3,867,182,716 and 33,432,926 shares, respectively.

Note 2 - Discontinued Operations - Pharmacy Services

During 2002 through 2005, the Company acquired several pharmacy operations, all of which have now been sold, discontinued or transferred as partially described below. Two of these acquired businesses were “HomeMed” and “Precision”.

Subject to management’s late 2006 decision to sell a portion of the HomeMed pharmacy operations and to close the remaining HomeMed operations, such actions were completed in March 2007. A portion of the operations were sold to HomeMed, LLC, a non-related entity for a cash purchase price of $.5 million. All unsold assets were written down to their minimal estimated realizable value as of December 31, 2006. An aggregate $653,000 charge was recorded as a component of discontinued operations in 2006 with minimal additional write down in early 2007. Concurrently, the Company entered into a management services agreement with the buyer to provide accounting and other related services for two or more years. Related management services fees of $100,000 were paid in advance upon closing the sale. Pursuant to a negotiated termination of a HomeMed related lease in the second quarter of 2007, the Company reduced a previously established lease reserve by $325,000. Remaining accounts payable and accrued lease payments as of June 30, 2008, will be paid in due course.

At February 6, 2008, the Company was in default on a note due to Mr. Sam Schmidt. Mr. Schmidt is a director of the Company and the Company’s largest shareholder. The collateral under the note included a pledge of Company stock in Precision and certain unimproved real estate located in Monroe County, Indiana. In order to ensure an orderly resolution of the Company’s obligation to Mr. Schmidt, on that date, the Company voluntarily agreed to deliver to Mr. Schmidt a deed in lieu of foreclosure of the mortgage on the Monroe County real estate and agreed to a strict foreclosure under the Indiana Uniform Commercial Code on the pledge of the Precision stock. Accordingly, Mr. Schmidt took title to those assets and the Company’s obligations to him, consisting of a $2,500,000 promissory note and related earned, but unpaid, interest of approximately $200,000, were settled (except for a $30,000 piece of the note). In November 2007, when Precision was assigned as collateral under this note, the Company ceded all voting rights in its stock of Precision to Mr. Schmidt. Due to this loss of control - even though the Company  then continued to own 100% of Precision’s stock, the Company deconsolidated Precision and reflected the Company’s ownership as an Investment in Unconsolidated Subsidiaries. That investment is included as a component of Assets of Discontinued Operations as of December 31, 2007 and was reduced by a $550,000 impairment charge to reduce its carrying value, when combined with the carrying value of the Monroe real estate, down to the then-estimated carrying value of the debt and interest ultimately settled by its transfer to Mr. Schmidt. The collateral transfer occurred on February 6, 2008, at which point the Company’s obligation under the note was settled as planned at a $331,000 gain.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

The following tables summarize the financial position and operating results of the Company’s discontinued operations as of and for periods indicated (in thousands):

	As of
	June 30,	December 31,
	2008	2007

Current assets	$62	$128
Investment in unconsolidated subsidiaries	249	1,908
Net liabilities of discontinued operations	$311	$2,036

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net revenues	$-	$2,045	$-	$4,595
Cost of sales	-	(1,467)	-	(3,284)
Selling, general and administrative expenses	-	(197)	-	(988)
Depreciation and amortization	-	(25)	-	(48)
Other expense	(1)	26	(63)	(23)
Income of unconsolidated subsidiaries	(95)	-	336	-
Interest expense	-	-	-	(40)
Net income (loss) from discontinued operations	$(96)	$382	$273	$212

Note 3 Discontinued Operations - Other

In addition to the discontinued pharmacy operations, the Company also, in late 2007, discontinued the ancillary insurance operations it retained after selling its Financial Services business in 2005. This business, called Premier Life, is operated out of the Company’s Bermuda subsidiary, the shares of which were pledged as collateral under a note agreement. Similar to the Precision situation described above, the Company ceded all voting rights in these shares to the lender and accordingly, have deconsolidated this business and reflected it as an Investment in Unconsolidated Subsidiary, a component of Assets of Discontinued Operations, as of June 30, 2008 and December 31, 2007. Ultimately, the Company expects to pass title to these shares to the lender to settle the related debt or sell the business, which consists of only a few life insurance policies and various investments held in support of those policy liabilities, and use the sales proceeds to settle the debt.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 4 – Indebtedness

The Company’s long-term debt was as follows (dollars in thousands):

	Interest Rate (1)	June 30 2008	December 31 2007

Mortgages payable	5.75%	$198	$5,644
Promissory notes	12.93%	1,191	1,009
7% convertible notes	7.00%	3,200	3,300
10% notes	10.00%	30	2,500
6% notes	6.00%	250	250
Laurus convertible notes	9.25%	2,401	2,401
Subordinated debentures	10.25%	9,577	9,577
2006 10% convertible notes	10.00%	1,263	1,282
2007 10% convertible notes	10.00%	250	250
2008 10% convertible notes	10.00%	92	-
Accrued interest on subordinated debentures		2,757	2,204
Derivatives embedded in 10% convertible notes		3,188	3,409
Capital lease obligations		-	2
Total indebtedness		24,397	31,828
Less debt discount on convertible notes		1,510	1,545
Less accrued interest on subordinated debentures	2,757	2,204
Less current portion		6,656	14,811
Total long-term debt, less current portion		$13,474	$13,268

(1) Weighted average rate at June 30, 2008.

The reduction in mortgages payable primarily represents a promissory note in the amount of $5.5 million which the Company settled along with $724,000 of accrued interest and fees on May 22, 2008 by transferring title to the Company’s corporate headquarters real estate and building to the lender. The Company continues to occupy space in the building from which it will conduct its business. As the carrying value of the real estate and building was in excess of the amounts ultimately settled with its transfer to the lender, the Company recorded a $.6 million impairment charge in December 2007 and a $.4 million charge in May 2008.

The Company has various secured and unsecured promissory notes related to the acquisitions of various healthcare companies or to occasional borrowings from other individuals all of which are due or callable due to defaults in 2008. Additionally, the Company had a 2006 $1.5 million note at 10.25% interest due to its then primary vendor, which was fully paid off in early 2007. Also, on August 17, 2007, the Company issued to an individual a $200,000 note at a rate of interest of 12% secured by the stock of Premier Life, a wholly owned subsidiary of the Company, which was due, but not paid, on September 28, 2007. As described in Note 3, the Company intends to ultimately settle this obligation by tendering the shares of Premier Life to the lender or selling that business in order to fund the payment of this obligation. The Company has since borrowed an additional $205,000 from this lender under similar terms of which $75,000 was repaid.

On February 10, 2004, the Company issued $3.3 million of 7% unsecured convertible notes due in full in July, 2009. The notes are convertible into shares of the Company’s common stock at a price equal to $4.20 per share at any time at the holder’s option subject to certain conditions. These notes are in default due to late interest payments.

On November 30, 2004, the Company issued $2.75 million of 6% mandatory unsecured convertible notes due in full in 2008. The notes were convertible into shares of the Company’s common stock at a price equal to an adjusted $3.28 per share at any time at the holder’s option subject to certain conditions. In March 2007, $2.5 million of these notes were exchanged for a like amount of demand notes at an interest rate of 6% (adjusted to 10% in June 2007 as $1 million of principal was not repaid by then in conjunction with the equity financing described in Note 5). The remaining $250,000 was due in May 2008. The conversion feature was eliminated on the full $2.75 million of debt. As described in Note 2, the Company, in February 2008, settled all but $30,000 of this $2.5 million note and related accrued interest by transferring ownership of its Precision subsidiary to the lender.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

On March 21, 2005, the Company issued $4.75 million of Laurus convertible notes. Principal payments were due in monthly installments through March 2008 and bear interest at the prime rate plus 2% with a floor of 7.25%, unless such rate is reduced in the event that the trading price of the Company’s common stock increase above certain levels. Also, the Company may pay interest and principal in shares of its common stock instead of cash under certain circumstances. As of June 30, 2008, the Company had an outstanding loan principal balance with Laurus of $2.4 million which is all classified as current. These notes are convertible into shares of the Company’s common stock at any time at the holder’s option at a rate of $3.28 per share, subject to certain conditions. As with the 2004 7% and 6% convertible notes, because the Company’s common shares were trading at less than the effective conversion price upon issuance of the notes, no value was assigned to the conversion feature. The notes were issued with a detachable warrant that allows the holder to purchase 532,511 shares of common stock at an original exercise price of $3.90 per share, which was reduced to $0.01 per share as part of a 2006 settlement negotiated between the holder and the Company in response to late principal and interest payments.

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

On March 8, 2006, the Company announced its intention to defer distributions on the Trust Preferred Securities. The deferral, which began with the distribution date scheduled for March 31, 2006, is expected to continue for up to five years. All unpaid distributions will accrue interest at the rate of 10.25% per annum until paid by the Company. Deferred distributions as of June 30, 2008 and December 31, 2007 were $2,757,000 and $2,204,000, respectively.

On September 8, 2006, the Company entered into a new debt agreement to issue up to an aggregate principal amount of $2.0 million of new 6% Convertible Notes due 2009 to four investors in a private placement. Notes in the principal amount of $700,000 were issued on September 8, 2006 and an additional $600,000 in notes was issued on October 4, 2006 in conjunction with the Company’s filing of a registration statement called for in the debt agreement to register the shares issuable upon conversion of the notes and exercise of the warrants described below. The last $700,000 of notes has yet to be issued pending effectiveness of the registration statement called for in the debt agreement. The notes mature on September 8 and October 4, 2009, respectively, and had a stated interest rate of 6% per annum prior to maturity and 15% per annum after maturity or when in default, until paid. However, no interest is due for any month in which the intraday trading price of the Company’s common stock is greater than $0.25 for each trading day of the month - which did not occur since issuance. The Company may redeem the notes at any time for 130% of the outstanding principal amount until the maturity date, under certain conditions and may redeem stated portions of the notes after any monthly period in which the Company’s stock price is consistently below a certain threshold The notes are convertible at any time into shares of the Company’s common stock based on a floating conversion price based on the trading price of its common stock. The notes are secured by certain personal property of the Company. In July 2007, the Company issued warrants to the lenders to purchase 8 million shares with an exercise price of $0.17 per share for a term of 7 years as compensation for not getting the shares underlying the notes and warrants registered on a timely basis. The Company utilized the Black-Scholes method to value these warrants at $0.13 each, thereby recording an expense in June 2007 of $1,040,000. Also, in October 2007, as further compensation for the same reason, the Company amended the conversion rate formula to be based on 40% of the applicable common stock price rather than the previous 55% basis.  This additional compensation was measured as the incremental value of the conversion provisions immediately before and after the modification.  That incremental value is included in the "Impacts related to value of warrants and derivatives" balance in the fourth quarter of 2007 statement of operations.

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

The aggregate value of all outstanding warrants and the derivative instruments described above are required to be marked-to-market value each balance sheet date. That revaluation through December 31, 2006 aggregated to $667,000 of income. This income, combined with the $948,000 of expense above and $210,000 of income related to valuation changes for certain warrants already classified as liabilities prior to September 2006, aggregate to $71,000 of expense related to warrants and derivatives for the year ended December 31, 2006. During 2007, value changes, along with the $1,040,000 expenses described above and the impact related to the issuance of the $250,000 note (including the modification to prior conversion provisions), netted to a $1,985,000 expense ($1,444,000 through June 30, 2007). Further value changes through June 30, 2008 and the $210,000 of expenses related to the interest/note exchange amounted to a $829,000 gain.

During 2007, $24,000 of debt and related unpaid interest was converted into 402,619 shares of common stock of the Company. During the first half of 2008, $20,000 of debt and related unpaid interest was converted into 17,832,000 shares of common stock of the Company. Upon conversion, the related liabilities, net of the related debt discount and including conversion feature value, were reclassified to additional paid-in capital.

The above convertible debt was in technical default as of December 31, 2007 due at least to not having the shares underlying the debt and the warrants registered as required.  An event of default, pursuant to the related debt agreements, would have allowed the lenders to a) charge interest at the default rate, b) charge penalties for each day that registration is not achieved up to a certain date, c) call the debt immediately and d) require payment, in cash or shares, of a formula amount based largely on the highest price of the Company's common stock during the default period.  The impact to the Company's financial statements if these default provisions were applicable would be substantial, predominately non-cash expenses related to the increase in derivative value pursuant to the 'highest price' formula.  However, on May 15, 2008, the lenders waived all defaults under these notes and related agreements.  As compensation for such waiver, all of the notes, effective January 1, 2008, started bearing a  stated interest at 10% per annum. That waiver continues to be in effect.

Of the $13.5 million of debt classified as non-current as of June 30, 2008, $3.2 million represents the value of embedded derivatives, a negative $.9 million represents unamortized debt discount and $11.2 million is debt principal.  This principal is due as scheduled in 2009 ($1.3 million), 2010 ($.3 million) and 2031 ($9.6 million).

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Note 5 – Warrants, Common Shares and Treasury Shares

Warrants

Historically, the Company has issued warrants to purchase common stock (a) as a component of the purchase price of pharmacy acquisitions, (b) in connection with the issuance of convertible debt and (c) for equity and capital marketing related services. As described in Note 4, all of the Company warrants were revalued and classified as liabilities in conjunction with the issuance of the 2006 6% convertible notes. The fair value of each warrant granted is estimated at the date of grant using the Black-Scholes option-pricing model with assumptions similar to those used to revalue the warrants at year end. Assumptions used to value these warrants as of June 30, 2008 include dividend yield of 0.0%, expected lives of 1.75 to 6.25 years, expected volatility of 150% and risk-free interest rates of 2.57% to 2.91%.

The following is a summary of outstanding warrants:

				Warrants Outstanding
		Exercise		June 30,	December 31,
Issue Date	Expiration Date	Price		2008	2007
October 2007	October 2014	0.08		16,500,000	16,500,000
September 2007	September 2009	0.17		20,000	20,000
July 2007	July 2014	0.17		8,000,000	8,000,000
October 2006	October 2011	0.36		20,000	20,000
September 2006	September 2013	0.60		3,000,000	3,000,000
August 2006	August 2011	0.36		176,715	176,715
July 2006	July 2011	0.36		41,096	41,096
June 2006	June 2011	0.36		20,548	20,548
May 2006	May 2011	0.36		61,646	61,646
May 2006	May 2011	0.73		100,000	100,000
February 2006	May 2011	0.88		200,000	200,000
March 2005	March 2010	3.28		175,000	175,000
March 2005	March 2010	0.01	(a)	532,511	532,511
March 2005	March 2010	3.90		30,619	30,619
				28,878,135	28,878,135

(a)
Pursuant to a 2006 amendment to the Laurus convertible notes agreement under which these warrants were  originally issued, the exercise price was reduced from $3.90 per share to $0.01 per share which resulted in  additional debt discount of $0.2 million.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Changes in Shares of Common Stock and Treasury Stock

The following table represents changes in the number of common and treasury shares.

	Six Months Ended June 30,
	2008	2007
Common Stock:
Balance, beginning of period	43,504,711	19,011,367
Issuance to settle stock price guarantee	5,086,382	2,240,725
Private placement issuances	-	21,850,000
Debt and interest conversions	17,832,000	-
Balance, end of period	66,423,093	43,102,092

Treasury Stock:
Balance, beginning of period	2,840,173	2,840,173
Treasury stock acquired	-	-
Treasury shares issued	-	-
Balance, end of period	2,840,173	2,840,173

During the first six months of 2008, the Company issued 5,086,382 shares of common in stock according to stock price guarantee provisions of the Purchase Agreement of Precision and issued 17,832,000 shares for exchange on convertible notes. The Company received $262,500 for subscriptions of 13,125,000 shares Standard Management common stock which are expected to be issued by November 30, 2008.

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

During the first half of 2008, the Company received $532,500 of subscriptions for 106,500 shares of UHCC stock valued at $5 per share from various unrelated third parties. These shares are expected to be issued by November 30, 2008 and the offering is expected to remain open until November 30, 2008. Proceeds received under the subscription agreements have been reflected as a minority interest liability in the accompanying consolidated balance sheet as of June 30, 2008.

On October 16, 2006, the Company increased it authorized common shares to 200,000,000 from 60,000,000 and in April, 2008 increased this level again to 300,000,000. Authorized preferred shares of 1,000,000 have not been designated or issued.

On April 1, 2008, the Company issued 430,000 options at a conversion price of $.10 per share with a ten year term to staff employees of the Company. The valuation of these options using the using the Black-Scholes option-pricing model resulted in an immaterial expense.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Pursuant to provisions included in the Company’s 2005 acquisition of Precision, the Company guaranteed the value of 304,878 shares at $3.28 per share of the Company’s common stock used as consideration in that acquisition as of the second anniversary, which occurred on July 28, 2007. Based on the July 28, 2007 stock price, the Company, in the first quarter of 2008, issued 5,086,382 shares of its common stock to the prior owners of Precision. However, the prior owners have initiated legal proceedings to compel issuance of cash instead. In addition, pursuant to provisions included in the Company’s 2005 acquisition of Long Term Rx, the Company guaranteed the value of 182,183 shares at $3.28 per share of the Company’s common stock used as consideration in that acquisition as of the second anniversary, which occurred on July 28, 2007. Based on the July 28, 2007 stock price, that guarantee requires the Company to eventually issue $465,000 of cash or an equivalent number of its shares (3,880,000) to the prior owner of Long Term Rx.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2007 and the other financial data appearing elsewhere in this Form 10-Q.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1934. All statements, trend analysis, and other information contained in this Report relative to markets for our products, trends in our operations or financial results, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements relating to our business strategy and prospects, our acquisition strategy, including potential acquisitions discussed under “Future Acquisitions,” the operation and performance of acquired businesses post-acquisition, future financing plans, sources and availability of capital, governmental regulations and their effect on us and our competition. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to the Risk Factors set forth under Item 1A in our 2007 Annual Report, as well as:

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

Background

Standard Management Corporation (the “Company,” “we,” “us,” or “our”) is an Indianapolis-based healthcare management company which through strategic partnerships intends to provide homecare and pharmaceutical services, focused on quality senior care and servicing chronically ill patients. Through a newly formed entity (“Newco”) and Universal Healthcare Company, LLC (“UHCC”), the Company plans to manage, lead and execute a consolidation strategy, targeting long-term care pharmacies and homecare providers.

We seek acquisitions operating in two business segments; i) Pharmacy Services, which provides distribution of pharmaceuticals, related pharmacy consulting and other ancillary services to Skilled Nursing Facilities, Assisted Living Facilities, retirement centers, independent living communities, and other healthcare settings and ii) Homecare Services, which provides healthcare and supportive services to individuals in their home or in congregate care settings.

Comparison of the Three and Six Months Ended June 30, 2008 and June 30, 2007:

The following discussion highlights the material factors affecting our results of operations and the significant changes in balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2007, should be read in conjunction with this Form 10-Q.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Continuing Operations:

General

As of June 30, 2008, we sold, discontinued, or transferred each of our previous operations to provide working capital and to reduce debt. As such, our continuing operations currently include our corporate office functions and certain ancillary activities. All revenue-producing activities and related costs have been reflected as part of our discontinued operations.

General and administrative expenses

General and administrative expenses for the quarter ended June 30, 2008 decreased by $1.1 million or 55% to $.9 million compared to the quarter ended June 30, 2007, primarily due to a $.6 million decrease in professional fees, $.3 million decrease in employee expense, and $.2 million decrease in miscellaneous other expenses.

General and administrative expenses for the six months ended June 30, 2008 decreased by $1.5 million or 44% to $1.9 million compared to the six months ended June 30, 2007, primarily due to a $.5 million decrease in employee expenses including $.2 million in non cash compensation incurred in 2007, $.8 million reduction in professional fees, and $.2 million decrease in miscellaneous other expenses.

Impacts related to value of warrants and derivatives

As a result of certain terms of conversion features on debt issued in 2006, 2007, and 2008, certain derivatives embedded in that debt and all outstanding warrants to acquire stock have been reflected as liabilities, which require mark to market adjustments each balance sheet date. The original recording of these liabilities upon issuance of the related securities and the changes in market value, predominantly related to changes in our common stock price, combine to result in these net expenses for 2008 and 2007. Generally, a decrease in our stock price results in the value of the derivatives and warrants decreasing, thereby resulting in income. While our stock price has generally declined during 2008 and 2007, the initial recording of these derivative and warrant liabilities has created expense that more than offset the impact of changing values for all periods presented except for the three months ended June 30, 2008.

Depreciation and amortization

Depreciation and amortization decreased by $.1 million for the three and the six months ended June 30, 2008, primarily due to the transfer of our corporate headquarters.

Other income, net

Other income for the quarters ended both June 30, 2008 and 2007 was $.1 million which was primarily due to rental income from leasing space at our corporate headquarters.

Other income for the first halves of 2008 and 2007 were $.2 million which was primarily due to rental income from leasing space at the Company’s corporate headquarters.

Interest expense

Interest expense for the quarter ended June 30, 2008 remained relatively constant compared to the quarter ended June 30, 2007.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Interest expense for the first half of 2008 remained relatively constant compared to the first half of 2007.

Federal income tax expense

There are no federal income tax expenses due to a 100% valuation allowance on the net losses incurred during those periods.

Discontinued Operations:

Income (Loss) from Discontinued Operations:

Net income (loss) from discontinued operations for the quarter ended June 30, 2008 was ($.1 million) related to Premier Life. The comparable 2007 results of $.4 million relate to both Premier Life and Precision.

Net income from discontinued operations for the first half of 2008 of $.3 million was due primarily to a gain recorded upon the transfer of our Precision operations to settle outstanding obligations. The comparable 2007 results of $.2 million loss relate to Premier Life, Precision, and Home Med.

Liquidity and Capital Resources;

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, due to our recurring losses, the transfer, sale or discontinuance of all of our operating businesses to provide working capital and reduce debt, and because we do not currently have adequate financing to meet all of our near-term requirements.

Our net cash used in operating activities of continuing operations during the six months ended June 30, 2008 was $.9 million compared to cash used of $2.2 million in the six months ended June 30, 2007. The significant decrease in cash outflow is primarily due to a lower net loss in 2008 after adjusting for non-cash income statement items and reduced accounts payable payments in 2008.

Our net cash used for investment activities of continuing operations during the six months ended June 30, 2008 was $.3 million used compared to cash provided of $.1 million in the six months ended June 30, 2007 due primarily to deferred transaction costs in 2008 and 2007 and proceeds from the sale of a business in 2007.

Our net cash provided by financing activities of continuing operations during the six months ended June 30, 2008 was $1.1 million compared to $2.0 million in the six months ended June 30, 2007 primarily due to the minority investment in 2008 and the proceeds from the sale of stock and from discontinued operations in 2007.

As of June 30, 2008, we had no cash or cash equivalents and we are dependent on additional financing to maintain our business and to grow; however, we can provide no assurances that such financing will become available to us on terms that are favorable to us, or at all. However, from January 1 through August 10, 2008, we have raised a total of $1.3 million from debt and equity financing. We continue to have discussions and negotiations with potential lenders and investors.

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

During 2007 and the first half of 2008, we took the following actions in our efforts to maximize cash in-flows, reduce cash requirements, and generally provide adequate resources to meet our operating needs.

•
By the first quarter of 2008, we sold or transferred substantially all of the pharmacy operations we had acquired from 2002 through 2006. Aggregate sales proceeds have been used primarily to pay down short term borrowings and other general corporate purposes.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

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

•	We have deferred the payment of salaries (totaling $1,036,000 as of June 30, 2008) for three executives.

Cash requirements for the rest of 2008 and beyond include substantial debt service costs as more fully described in Note 4 to our consolidated financial statements and include $7.1 million of debt due or callable due to default provisions within one year. While we are attempting to find additional sources of capital, we can not make any assurances as to what funding will become available to meet our other debt service requirements or to operate our Company.

Contractual Obligations: During the first six months of 2008, there were no significant changes in our reported payments due under contractual obligations at December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of the our management, including our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and its Principal Accounting Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective because of the material weaknesses identified as of December 31, 2007, described below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods and dates presented.

a)	Management’s Report on Internal Control Over Financial Reporting at December 31, 2007

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

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

Since mid-2006, we have been undergoing a major transition as we attempt to launch the strategic plans described earlier in this report. One of the results of this transition was the Company entering into substantial, non-routine accounting transactions which required a higher level of accounting knowledge to complete. This situation, combined with significant cash restraints during the same time period, resulted in us having, as of June 30, 2008, a insufficient complement of personnel to support the Chief Accounting Officer with the requisite level of accounting knowledge, experience, and training necessary to properly analyze, review, monitor and record these more complicated and certain other accounting transactions. In addition, the significant attention required of our currently limited accounting and financial staff and our efforts to raise capital and identify appropriate acquisition targets, we were unable to timely finalize and close our 2007 financial statements These material weaknesses led to delays in finalizing the 2008 financial statements included in this report. As a result, management has concluded that there is some likelihood that a material misstatement of our annual financial statements may not have been prevented or could have gone undetected as part of the financial statement closing process for June 30, 2008.

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

c) Management’s Response to Material Weaknesses

Although we have not remediated the material weaknesses in our internal control over financial reporting as of June 30, 2008, we have made and will continue to make, improvements to our policies, procedures, systems and staffing to address the identified internal control deficiencies. Consequently, management has initiated the following remedial steps to address the material weaknesses described above:

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

d)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have altered our conclusion as to the ineffectiveness of such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no significant changes in legal proceedings during the quarter ended June 30, 2008.

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year ended December 31, 2007 have not materially changed.

STANDARD MANAGEMENT CORPORATION AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first half of 2008, the Company received $262,500 for subscriptions of Standard Management common stock representing 13,125,000 shares.

During the six months ended June 30, 2008, the Company received $532,500 of subscriptions for 106,500 shares of UHCC common stock, valued at $5 per share, in a private offering. The shares are expected to be issued by November 30, 2008 and the offering is expected to remain open until November 30, 2008.

The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Investor was an “accredited investor” and/or qualified institutional buyers, the Investor had access to information about the Company and its investment, the Investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

Dated August 19, 2008

STANDARD MANAGEMENT CORPORATION
(Registrant)

By: /s/ Ronald D. Hunter
Ronald D. Hunter
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Daniel K Calvert
Daniel K Calvert
Chief Accounting Officer
(Principal Financial and Accounting Officer)